Form 10QSB
period 1997-06-30
BOULDER CAPITAL OPPORTUNITIES III INC
filed 1997-08-21
CIK 1032863

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington,  D.C.  20549
                                     Form 10-QSB




(Mark One)
X...QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
ENDED JUNE 30, 1997.

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
__________________TO _________________

Commission file number:  0-22273


Boulder Capital Opportunities III, Inc.
(Exact name of small business issuer as specified in its charter)

Colorado                              84-1383888
(State or other jurisdiction of     (I.R.S. Employer
incorporation or organization)        Identification No.)

  4750 Table Mesa Drive, Boulder, CO 80302
 (Address of principal executive offices)  (Zip Code)

 (303) 442-1021
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (a) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. .     Yes..X.. No....

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.     Yes.... No....

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
1,010,000 shares as of June 30, 1996.

Transitional Small Business Disclosure Format
(Check one):
Yes_____ No  X


Form 10-QSB

PART 1-FINANCIAL INFORMATION

ITEM 1.UNAUDITED FINANCIAL STATEMENTS

Financial statements for Boulder Capital Opportunities III, Inc. as and for the quarter ending June 30, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

         (1).  OVERVIEW.
         The Company was originally incorporated on November 27, 1996, in the State of Colorado as Boulder Capital Opportunities III, Inc. There are 1,010,000 shares outstanding after the issuance of 710,000 shares for services to 4 people. In addition, the Company sold 100,000 shares of stock to the Company's sole officer and director at a price of $0.04 per share for consideration consisting of $250.00 cash of services valued at $3,750, and 200,000 shares to 5 investors at $.04 per share.

         The Company was formed as a shell company with the sole purpose of acquiring or merging with another company.

         (2). LIQUIDITY AND CAPITAL RESOURCES. As of June 30, 1997, the Company had current assets of $829 which was all cash and total assets of $2,397. Shareholder equity as of the quarter ending June 30, 1997, was $2,397. The Company's total liabilities at that time were $-0-.

         There is currently no market for the Company's common stock and the Company does not anticipate there will be a market made until it finds a merger or acquisition candidate.

         (3).  RESULT OF OPERATIONS.
         The Company lost $3,101 in the six months ending June 30, 1997. The Company was formed on November 27, 1996, and therefore there are no comparable results for the prior years' quarter. The Company has had a cumulative loss since its inception on November 27, 1996 of $7,628. These losses were $.01 per share for the current quarter and since inception. They were anticipated as part of the start-up costs associated with forming the Company. During June, 1997, the Company received $3,000 as an option for a potential merger. The merger was never consummated and the Company paid its sole officer $3,000 for work associated with the proposed merger.

         PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (c)  Exhibit 27 - Financial Data Schedule

         There have been no reports on Form 8-K for the quarter ending June 30, 1997.

Signatures:

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOULDER CAPITAL OPPORTUNITIES III, INC.
_____________________________________
         (Registrant)

Date:  August 20, 1997


/s/
Robert Soehngen, President, (Signature)

                       BOULDER CAPITAL OPPORTUNITIES III, INC.

                                FINANCIAL STATEMENTS
                            (A Development Stage Company)



The following financial statements include a balance sheet (unaudited) as of June 30, 1997, and a statement of operations (unaudited) for the six months ended June 30, 1997, and for the period from inception (November 27, 1996) through June 30, 1997.






                             Quarter Ended June 30, 1997


BOULDER CAPITAL OPPORTUNITIES III, INC.
                            (A Development Stage Company)


Index to
Unaudited Financial Statements



Unaudited Financial Statements
Unaudited Statement of Operations
Unaudited Statement of Cash Flows
Notes to Unaudited Financial Statements
                       BOULDER CAPITAL OPPORTUNITIES III, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                           UNAUDITED FINANCIAL STATEMENTS
                           AS OF AND FOR THE QUARTER ENDED
                                    June 30, 1997



                                          (UNAUDITED)


ASSETS

CURRENT ASSETS
Cash and cash
 equivalents                    829
Other current assets              -
Subscriptions
 receivable                       -

TOTAL CURRENT
  ASSETS                        829

FURNITURE AND EQUIPMENT
 AT COST,
less accumulated
depreciation                      0


NET                             829

OTHER ASSETS
Other Assets                  1,568

TOTAL OTHER
 ASSETS                       1,568
TOTAL ASSETS                  2,397


LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES
Accounts payable                  0
Accrued liabilities               0
Notes and advances to
 stockholders and
 related parties                  0
Notes payable                     0
Accrued interest                  0
TOTAL CURRENT
 LIABILITIES                      0

STOCKHOLDERS' EQUITY (NOTES 1 & 2)

Preferred Stock, no par value,
10,000,000 shares authorized and
0 shares issued and
outstanding                       0


Common Stock, no par value,
100,000,000 shares authorized,
1,010,000 shares issued and
outstanding.                 10,025

Additional Paid in
capital                           0

Deficit accumulated
 during the
 development stage            7,628

TOTAL STOCKHOLDERS'
 EQUITY                       2,397

TOTAL LIABILITIES
 AND STOCKHOLDERS'
 EQUITY (DEFICIT)             2,397

/TABLE

                            BOULDER CAPITAL OPPORTUNITIES III, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENT OF OPERATIONS
                              AS OF AND FOR THE SIX MONTHS ENDED
                                         June 30, 1997

                                          (UNAUDITED)

                                        _______________


                                   Six        Period from
                                  Months     Inception
                                  Ended      (11/27/96)
                                  6/30/97    thru 6/30/97

REVENUES                      3,015            3,018
Operating Revenue                 0                0
TOTAL REVENUES                3,015            3,018

OPERATING COSTS
Legal and
 Professional                 2,920            5,420
General and
 Administrative               3,196            5,226

TOTAL OPERATING
 COSTS                        6,116           10,646
LOSS FROM
 OPERATIONS                 (3,101)          (7,628)

OTHER INCOME
 (EXPENSE)
Interest expense, net              0               0
Other Income                       -               -
Other expense                      -               -

NET LOSS                    (3,101)          (7,628)
NET LOSS PER SHARE
(NOTE 1)                          *                *
WEIGHTED AVERAGE
COMMON
SHARE                     1,010,000        1,010,000

                            BOULDER CAPITAL OPPORTUNITIES III, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENT OF CASH FLOWS
                              AS OF AND FOR THE SIX MONTHS ENDED
                                         June 30, 1997

                                          (UNAUDITED)

                                        _______________


                                   Six        Period from
                                   Months     Inception
                                   Ended      (11/27/96)
                                   6/30/97    thru 6/30/97

CASH FLOWS FROM
 OPERATING
 ACTIVITIES
Net Loss                            (3,101)          (7,628)
Adjustments to
 reconcile net loss
 to cash used in
 operating activities:
  Depreciation                          177              207
  Stock issued                            -                -
Changes in assets
 and liabilities                          -                -
Other current assets                      -                -
Restricted cash                           -                -
Accounts payable                          0                0
Accrued liabilities                       -                -
Accrued interest                          -                -

NET CASH AND CASH
 EQUIVALENTS
 PROVIDED (USED)
 BY OPERATING
 ACTIVITIES                         (2,924)          (7,421)

CASH FLOWS FROM
 INVESTING
 ACTIVITIES
Purchase of property
 and equipment                            0                0
Increase (decrease in
 notes payable)                           0                0
Other Investments                         -                -

NET CASH AND CASH
 EQUIVALENTS PROVIDED
 (USED) BY INVESTING

 ACTIVITIES                               -                -

CASH FLOWS FROM
FINANCING
 ACTIVITIES:
Issuance of common
 stock for cash                       4,000            8,250
Proceeds from notes
 payable                                  0                0

NET CASH AND CASH
 EQUIVALENTS
 PROVIDED (USED)
 BY FINANCING
 ACTIVITIES                               0            8,250

NET INCREASE
 (DECREASE) IN
 CASH AND CASH
 EQUIVALENTS                        (2,924)          (7,421)

CASH AND CASH
 EQUIVALENTS,
 BEGINNING OF
 PERIOD                               3,753                0

CASH AND CASH
 EQUIVALENTS,
 END OF QUARTER                         829              829

/TABLE

                       BOULDER CAPITAL OPPORTUNITIES III, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS
                         AS OF AND FOR THE SIX MONTHS ENDED
                                    June 30, 1997

                                     (UNAUDITED)
                                   _______________

1.  ORGANIZATION AND BUSINESS

The Company was incorporated on November 27, 1996, in the State of Colorado, as Boulder Capital Opportunities III, Inc. The Company is in the development stage and its intent is to operate a capital market access corporation and to acquire one or more existing businesses through merger or acquisition.

The Company has had no significant business activity to date.

The Company has not commenced any commercial operations.

The Company has no full time employees and owns no real estate.

For purposes of filing its periodical reports, the Company is currently using December 31 as its fiscal year end.

At the present time, the Company has not reached any agreement or definitive understanding with any person concerning an acquisition.

2.  NET LOSS PER SHARE OF COMMON STOCK/SHAREHOLDERS EQUITY

Net income (loss) per share is based on weighted average number of shares of common stock outstanding.