Form 10-Q
period 1997-09-30
BOULDER CAPITAL OPPORTUNITIES III INC
filed 1997-11-17
CIK 1032863

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington,  D.C.  20549
                                     Form 10-QSB




(Mark One)
X...QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
ENDED SEPTEMBER 30, 1997.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
1,010,000 shares as of September 30, 1997.

Transitional Small Business Disclosure Format
(Check one):
Yes_____ No  X


Form 10-QSB

PART 1-FINANCIAL INFORMATION

ITEM 1.UNAUDITED FINANCIAL STATEMENTS

Financial statements for Boulder Capital Opportunities III, Inc. as and for the quarter ending September 30, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

         (1).  OVERVIEW.
         The Company was originally incorporated on November 27, 1996, in the State of Colorado as Boulder Capital Opportunities III, Inc. There are 1,010,000 shares outstanding after the issuance of 710,000 shares for services to 4 people. In addition, the Company sold 100,000 shares of stock to the Company's sole officer and director at a price of $0.0025 per share for consideration consisting of $250 cash, and 200,000 shares to 5 investors at $.04 per share, for $8,000 cash.

         The Company was formed as a shell company with the sole purpose of acquiring or merging with another company. The Company and its shareholders have entered into an agreement with Hardin Industries pursuant to which it is to transfer certain oil and gas properties to the Company, and the shareholders have agreed to sell substantially all of their shares in the Company to Hardin Industries.

         (2).  LIQUIDITY AND CAPITAL RESOURCES.  As of September 30,
1997, the Company had current assets of $649 which was all cash and total assets of $2,128. Shareholder equity as of the quarter ending September 30, 1997, was $2,128. The Company's total liabilities at that time were $0.

         There is currently no market for the Company's common stock and the Company does not anticipate there will be a market made until it finds a merger or acquisition candidate.

         (3).  RESULT OF OPERATIONS.
         The Company lost $3,370 in the nine months ending September 30, 1997. The Company was formed on November 27, 1996, and therefore there are no comparable results for the prior years' quarter. The Company has had a cumulative loss since its inception on November 27, 1996 of $7,897. These losses were $.01 per share for the current quarter and since inception. They were anticipated as part of the start-up costs associated with forming the Company. During June, 1997, the Company received $3,000 as an option for a potential merger. The merger was never consummated and the Company paid its sole officer $3,000 for work associated with the proposed merger.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit 27 - Financial Data Schedule

         (b) There have been no reports on Form 8-K for the quarter ending September 30, 1997.


Signatures:

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOULDER CAPITAL OPPORTUNITIES III, INC.
_____________________________________
(Registrant)



Date:  November 17, 1997


/s/
Robert Soehngen, President
(Signature)

BOULDER CAPITAL OPPORTUNITIES III, INC.

FINANCIAL STATEMENTS
(A Development Stage Company)


The following financial statements include a balance sheet (unaudited) as of September 30, 1997, and a statement of operations (unaudited) for the nine months ended September 30, 1997, and for the period from inception
(November 27, 1996) through September 30, 1997.






Quarter Ended September 30, 1997
BOULDER CAPITAL OPPORTUNITIES III, INC.
(A Development Stage Company)

Index to
Unaudited Financial Statements



Unaudited Financial Statements
Unaudited Statement of Operations
Unaudited Statement of Cash Flows
Notes to Unaudited Financial Statements
BOULDER CAPITAL OPPORTUNITIES III, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED FINANCIAL STATEMENTS
AS OF AND FOR THE QUARTER ENDED
September 30, 1997




ASSETS
CURRENT ASSETS
Cash and cash
 equivalents                    649
Other current assets              -
Subscriptions
 receivable                       -

TOTAL CURRENT
  ASSETS                        649

FURNITURE AND EQUIPMENT
 AT COST,
less accumulated
depreciation                      0


NET                             649

OTHER ASSETS
Other Assets                  1,479

TOTAL OTHER
 ASSETS                       1,479
TOTAL ASSETS                  2,128

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable                  0
Accrued liabilities               0
Notes and advances to
 stockholders and
 related parties                  0
Notes payable                     0
Accrued interest                  0
TOTAL CURRENT
 LIABILITIES                      0

STOCKHOLDERS' EQUITY (NOTES 1 & 2)

Preferred Stock, no par value,
10,000,000 shares authorized and
0 shares issued and
outstanding                       0

Common Stock, no par value,
100,000,000 shares authorized,
1,010,000 shares issued and
outstanding.                 10,025

Additional Paid in
capital                           0

Deficit accumulated
 during the
 development stage          (7,897)

TOTAL STOCKHOLDERS'
 EQUITY                       2,128

TOTAL LIABILITIES
 AND STOCKHOLDERS'
 EQUITY (DEFICIT)             2,128
/TABLE

BOULDER CAPITAL OPPORTUNITIES III, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
AS OF AND FOR THE NINE MONTHS ENDED
September 30, 1997

(UNAUDITED)


                                   Three            Nine             Period From
                                   Months           Months           Inception
                                   Ended            Ended            11/27/96 thru
                                   9/30/97          9/30/97          9/30/97

REVENUES                                  3            3,018            3,021
Operating Revenue                         0                0                0
TOTAL REVENUES                            3            3,018            3,021

OPERATING COSTS
Legal and
 Professional                             0            2,920            5,420
General and
 Administrative                         272            3,468            5,498

TOTAL OPERATING
 COSTS                                  272            6,388           10,918
LOSS FROM
 OPERATIONS                           (269)          (3,370)          (7,897)

OTHER INCOME
 (EXPENSE)
Interest expense, net                     0                0                0
Other Income                              0                0                0
Other expense                             0                0                0

NET LOSS                              (269)          (3,370)          (7,897)
NET LOSS PER SHARE
(NOTE 1)                                  *                *                *
WEIGHTED AVERAGE
COMMON
SHARES                            1,010,000        1,010,000        1,010,000

BOULDER CAPITAL OPPORTUNITIES III, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
AS OF AND FOR THE NINE MONTHS ENDED
September 30, 1997

(UNAUDITED)

                                   Three            Nine             Period From
                                   Months           Months           Inception
                                   Ended            Ended            11/27/96 thru
                                   9/30/97          9/30/97          9/30/97

CASH FLOWS FROM
 OPERATING
 ACTIVITIES
Net Loss                              (269)          (3,370)          (7,897)
Adjustments to
 reconcile net loss
 to cash used in
 operating activities:
  Depreciation                           89              266              296
  Stock issued                            -                -                -
Changes in assets
 and liabilities                          -                -                -
Other current assets
Restricted cash                           -                -                -
Accounts payable                          0                0                0
Accrued liabilities                       -                -                -
Accrued interest                          -                -                -

NET CASH AND CASH
 EQUIVALENTS
 PROVIDED (USED)
 BY OPERATING
 ACTIVITIES                           (180)          (3,104)          (7,601)

CASH FLOWS FROM
 INVESTING
 ACTIVITIES
Purchase of property
 and equipment                            0                0                0
Increase (decrease in
 notes payable)                           0                0                0
Other Investments                         -                -                -

NET CASH AND CASH
 EQUIVALENTS PROVIDED
 (USED) BY INVESTING
 ACTIVITIES                               -                -                -

CASH FLOWS FROM
FINANCING
 ACTIVITIES:
Issuance of common
 stock for cash                           0                0            8,250
Proceeds from notes
 payable                                  0                0                0

NET CASH AND CASH
 EQUIVALENTS
 PROVIDED (USED)
 BY FINANCING
 ACTIVITIES                               0                0            8,250

NET INCREASE
 (DECREASE) IN
 CASH AND CASH
 EQUIVALENTS                          (180)          (3,104)          (7,601)

CASH AND CASH
 EQUIVALENTS,
 BEGINNING OF
 PERIOD                                 829            3,753                0

CASH AND CASH
 EQUIVALENTS,
 END OF QUARTER                         649              649              649
/TABLE

BOULDER CAPITAL OPPORTUNITIES III, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF AND FOR THE NINE MONTHS ENDED
September 30, 1997


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