Form 10KSB
period 1997-12-31
BOULDER CAPITAL OPPORTUNITIES III INC
filed 1998-04-15
CIK 1032863

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

  [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1997

                                       OR

  [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ___________

                         Commission file number: 0-22273

                     BOULDER CAPITAL OPPORTUNITIES III, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Colorado                                              84-138388
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                                 2434 Vine Place
                                Boulder, Colorado        80304
               --------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                    Issuer's telephone number: (303) 442-4206
                                               --------------
       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, No Par Value
                           --------------------------
                                 Title of Class

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for at least the past 90 days.
Yes  X          No      .
   -----           -----

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      Issuer's revenues for its most recent fiscal year: $3,000

     Aggregate market value of voting stock held by non-affiliates as of April 13, 1998: $-0-. There is currently no trading market for the Registrant's securities.

     Number of shares of Common Stock, no par value, outstanding as of April 13, 1998: 1,010,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

      See Part IV, Item 13 - "Exhibits and Reports on Form 8-K" for a listing of documents incorporated by reference into this annual report on Form 10-KSB.

Transitional Small Business Disclosure Format (Check one):  Yes    ; No  X
                                                               ----    -----
                                       -2-

                                     PART I

Item 1.   Description of Business.
          -----------------------

General
-------

     The Company was incorporated under the laws of the State of Colorado on November 27, 8, 1996, and as of the date of this report on Form 10-KSB remains in the development stage. To date the Company's only activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate.

     The Company's business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

     The Company is negotiating a proposed Agreement and Plan of Reorganization (the "Agreement") with Intervault Group, Inc., a California corporation ("IVG"), pursuant to which the Company will acquire all of the outstanding common stock of IVG in exchange for 3,000,000 shares of the Company's common stock. Upon consummation of the exchange pursuant to the proposed Agreement, IVG will become a wholly-owned subsidiary of the Company. See Item 11(c). In connection with the proposed transaction, it is anticipated that the current shareholders of the Company will enter into agreements to sell their shares of common stock of the Company to the shareholders of IVG. Upon closing of the proposed transaction, Robert Soehngen, the sole officer and director of the Company will resign his management position. Thus, following closing of the proposed stock sale, current management will have no further control over conduct of the Company's business or over selection of a business opportunity. In the future, depending upon the nature of the transaction, the then current officers and directors of the Company may resign their management positions with the Company in connection with the Company's acquisition of a business opportunity.

     The Company's search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ (See "Investigation and Selection of Business Opportunities"). The Company anticipates that the business opportunities presented to it will (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.

     The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

Investigation and Selection of Business Opportunities
-----------------------------------------------------

     The analysis of business opportunities will be undertaken by or under the supervision of the Company's President and Director, Robert P. Soehngen. The Company anticipates that it will consider, among other things, the following factors in the analysis of business opportunities:

     (1) Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

     (2) The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

     (3) Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ;

     (4) Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

     (5) The extent to which the business opportunity can be advanced;

     (6) Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

     (7) Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

     (8) The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and

     (9) The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

     No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

     Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

Form of Acquisition
-------------------

     It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there is no assurance that the Company would be the surviving entity. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

     It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code, as amended, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officer, director and shareholders. (See "Description of Business - General").

Item 2.  Description of Property.
         -----------------------

     The Company does not currently maintain an office or any other facilities. It does currently maintain a mailing address at 2434 Vine Place, Boulder, Colorado, which is the home address of the Company's President. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein. The Company's telephone number is (303) 442-4206.

Item 3.  Legal Proceedings.
         -----------------

      The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

     No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

     On November 19, 1997, the Company's shareholders, acting pursuant to an unanimous written consent in lieu of a special meeting, approved the offer of Harden Energy Resources, Inc. to exchange its interest in certain oil and gas producing leases for 6,791,000 shares of the Company's authorized but unissued common stock pursuant to an option exercisable for 90 days. The option term expired in 1998 without the option being exercised.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         --------------------------------------------------------

     There is currently no public trading market for the Company's securities. The securities are held of record by a total of approximately 11 persons.

     No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ---------------------------------------------------------

     The Company's plan of operations for the next twelve months is to continue to carry out its plan of business discussed above. This includes seeking to complete a merger or acquisition transaction with a small or medium-size enterprise which desires to become a public corporation. In selecting a potential merger or acquisition candidate, the Company will consider many factors, including, but not limited to, potential for growth and profitability, quality and experience of management, capital requirements, and the ability of the Company to qualify its shares for trading on NASDAQ or on an exchange.

     The types of business enterprises which it is believed might find a business combination with the Company to be attractive include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, foreign companies desiring to obtain access to U.S. customers and U.S. capital markets, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

     The Company's balance sheet for the fiscal year ended December 31, 1997, reflects current assets of $640 and current liabilities in the amount of $1,619. Accordingly, the Company will be required to raise additional funds, or its shareholders will be required to advance funds in order to pay its current liabilities and to satisfy the Company's cash requirements for the next twelve months.

Item 7.  Financial Statements.
         --------------------

     The following financial statements are filed as a part of this Form 10-KSB immediately following the signature page:

   Index to Financial Statements.......................................... F-1

   Report of Independent Certified Public Accountants..................... F-2

   Balance Sheets - December 31, 1996 and 1997............................ F-3

   Statement of  Operations  - For the Period  November  27, 1996
     (Inception)  to  December  31,  1996,  for  the  Year  Ended
     December  31,  1997,  and for the period  November  27, 1996
     (Inception) to December 31, 1997..................................... F-4

   Statement of Changes in Stockholders' Equity -
     For the Period from November 27, 1996 (Inception)
     through December 31, 1997............................................ F-5

   Statements of Cash Flows - For the Period  November  27,  1996
     (Inception)  to  December  31,  1996,  for  the  Year  Ended
     December  31,  1997,  and for the period  November  27, 1996
     (Inception) to December 31, 1997..................................... F-6

   Notes to Financial Statements - For the Year December 31, 1997......... F-7


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
         ----------------------------------------------------------------

     On March 25, 1998, the Company dismissed the auditing and accounting firm of Stark Tinter & Associates, LLC,, Denver, Colorado, who have acted as certifying accountants for the Company for the year ended December 31, 1996, and engaged the auditing and accounting firm of Schumacher & Associates, Inc., Englewood, Colorado to act as certifying accountants for the year ended December 31, 1997. The Company is not aware of any disagreements or reportable events with the prior accountants, and the decision to change accountants was not based upon any question as to accounting treatment of any transaction or type of audit opinion that might be issued.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
         --------------------------------------------------------------

(a)  Identification of Directors and Executive Officers.
     --------------------------------------------------

     The directors of the Company are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office until their successors are elected and qualified.

     The current sole officer and director of the Company is:

Name                         Age              Position
----                         ---              --------

Robert P. Soehngen           47               Director, President, Secretary and
                                              Treasurer

     The sole director intends to appoint additional directors when appropriate.

     The directors and officers will devote their time to the Company's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month.

     Robert P. Soehngen, President, Secretary, Treasurer and Director. Mr. Soehngen has served as the sole officer and director of the Company since its inception.

     Mr. Soehngen is currently self-employed as a business consultant, providing consulting services relating to mergers and acquisitions and is engaged in the real estate business as a licensed broker associate with Century 21. Mr. Soehngen was engaged in the securities business in various capacities from 1975 to 1995. From 1991 through 1994 he was Director of Corporate Finance for Spencer Edwards, Inc., Nutmeg Securities, Inc., and Brookstreet Securities Corporation, and from 1994 through 1995 was an Account Executive with Toluca Pacific
Securities. From 1989 through 1995, Mr. Soehngen was President of National Securities Holding Corporation and in that capacity maintained the books and records of a publicly- held subsidiary corporation until it was merged with an operating business in September 1995. Mr. Soehngen graduated from the University of Colorado in 1972, with a B.S. in Finance.

(b)  Significant Employees.
     ---------------------

     The Company has no significant employees at the present time.

(c)  Family Relationships.
     --------------------

     Currently there are no family relationships among any of the Company's officers and/or directors.

(d)  Involvement in Certain Legal Proceedings.
     ----------------------------------------

     During the past five years, no director, executive officer, promoter or control person of the Company has:

     (1) Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that date;

     (2) Been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) Been subject to any order, judgement, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     (4) Been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, where the judgement has not been reversed, suspended, or vacated.

(e)  Compliance with Section 16(a) of the Exchange Act.
     -------------------------------------------------

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company, during the fiscal year ended December 31, 1997, Robert P. Soehngen, the Company's President and Director and beneficial owner of more than ten percent of the Company's common stock, failed to file a Form 3 and a Form 4 on a timely basis. In addition, Harden Energy Resources, Inc., a beneficial owner of more than ten percent of the Company's common stock, failed to file a Form 3 on a timely basis.

Item 10.  Executive Compensation.
          ----------------------

     The Company's sole director received remuneration from the Company during the fiscal year of $3,000. Until the Company acquires additional capital, the Company's sole officer and director will receive compensation from the Company for reimbursement only of out-of-pocket expenses, including review of any prospective merger or acquisition candidate, incurred on behalf of the Company. See "Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

(a)(b)    Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

     The following table sets forth information as of April 13, 1998, as to the beneficial ownership of shares of the Company's only outstanding class of securities, its Common Stock, by each person who, to the knowledge of the Company at that date, was a beneficial owner of 5% or more of the outstanding shares of Common Stock, by each person who is an officer and/or director of the Company and by all officers and directors of the Company as a group.

                                                      Amount and
                    Name and Address                   Nature of
 Title of             of Beneficial                   Beneficial          Percent of
  Class                   Owner                          Owner               Class
----------         -------------------                -----------         -----------
Common Stock       Robert P. Soehngen                 547,500 (1)             54.2%
                   2434 Vine Place
                   Boulder, CO 80304

Common Stock       Harden Energy Resources, Inc.       250,000 (1)            19.8%
                   12860 Nimitz
                   Houston, TX 77015

Common Stock       Officers and directors             547,500 (1)             54.2%
                   as a group (one person)

----------------

(1) Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(c)  Changes in Control.
     ------------------

     The Company is negotiating a proposed Agreement and Plan of Reorganization (the "Agreement") with Intervault Group, Inc., a California corporation ("IVG"), pursuant to which the Company will acquire all of the outstanding common stock of IVG in exchange for 3,000,000 shares of the Company's common stock. IVG has paid the Company $15,000 as a nonrefundable expense deposit in connection with the negotiations. Upon consummation of the exchange pursuant to the proposed Agreement, IVG will become a wholly-owned subsidiary of the Company.

Item 12.  Certain Relationships and Related Transactions.
          ----------------------------------------------

     (a)(b)  Transactions with Management and Others.
             ---------------------------------------

     In August, 1997, the existing shareholders of the Company agreed to sell 999,900 shares of their common stock of the Company, representing approximately 99% of the issued and outstanding shares, for $50,000 to Harden Energy Resources, Inc. ("Harden"). Pursuant to the terms of the agreement, $25,000 was paid upon signing the agreement in exchange for the sale of 250,000 shares of the Company's common stock proportionately among all of the Company's existing shareholders. Harden had the option, for 90 days, to pay the additional $25,000 and merge its oil and gas properties into the Company for the remaining 749,900 shares. The option term expired in 1998 as to the 749,900 shares with the option remaining unexercised. Of the total 250,000 shares sold to Harden by the Company's shareholders, Robert P. Soehngen, the Company's President, Director and the beneficial owner of over 5% of the Company's outstanding common stock, sold 112,500 shares to Harden for $7,500.

     In connection with the negotiations in regard to the proposed Agreement between the Company and IVG as described in Item 12(c) above, IVG paid the Company a total of $15,000 as a non-refundable expense deposit. Of the $15,000 paid to the Company by IVG, the Company paid Robert P. Soehngen, its President, sole director and controlling shareholder, $5,000 in payment of services rendered to the Company, and $9,000 to Steve Signer, a shareholder of the Company, as a finder's fee.

     As permitted by Colorado law, the Company's Articles of Incorporation provide that the Company will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

     Pursuant to the Colorado Business Corporation Act, the Company's Articles of Incorporation exclude personal liability for its directors for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, acts in violation of Section 7-108-403 of the Colorado Business Corporation, or any transaction from which a director receives an improper personal benefit. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws.

     The Company's sole officer devotes only a portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officer's other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

          It is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company's current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

     (c) Parents of the Company.
         ----------------------

     The parent of the Company is Robert P. Soehngen. See Item II (a)(b) for the percentage of securities owned by Mr. Soehngen.

     (d) Transactions with Promoters.
         ---------------------------

     See (a) (b) above.

Item 13.  Exhibits and Reports on Form 8-K.
          --------------------------------

     (a) Exhibits required to be filed are listed below and, except where incorporated by reference, immediately follow the Financial Statements.

   Number               Description
   ------               -----------

   3.(i)                Articles of Incorporation(1)

   3.(ii)               Bylaws(1)

   3.(iii)              Specimen Stock Certificate(1)

   3.(iv)               Articles of Amendment to the Articles of Incorporation

   27                   Financial Data Schedule

-----------------

(1) Incorporated by reference from the like numbered exhibits filed with the Registrant's Registration Statement on Form 10-SB, SEC File No. 0-22273, effective August 21, 1997.

     (b) During the last quarter of the period covered by this report the Company filed no reports on Form 8-K.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly autho rized.

Date: April 14, 1998                   BOULDER CAPITAL OPPORTUNITIES
                                       III, INC.



                                       By  /s/ Robert P. Soehngen
                                         ---------------------------------------
                                         Robert P. Soehngen, President

                          INDEX TO FINANCIAL STATEMENTS

                     BOULDER CAPITAL OPPORTUNITIES III, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS

                                      with

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Report of Independent Certified Public Accountants                         F-2

Financial Statements:

         Balance Sheets                                                    F-3

         Statements of Operations                                          F-4

         Statement of Changes in Stockholders'
          Equity                                                           F-5

         Statements of Cash Flows                                          F-6

         Notes to Financial Statements                                     F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Boulder Capital Opportunities III, Inc.
Boulder, CO

We have audited the accompanying balance sheet of Boulder Capital Opportunities III, Inc. (a development-stage company) as of December 31, 1997, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Boulder Capital Opportunities III, Inc. (a development-stage company) as of December 31, 1997, and the results of its operations, changes in its stockholders' equity and its cash flows for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raise substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                            Schumacher & Associates, Inc.
                                            Certified Public Accountants
                                            12835 E. Arapahoe Road
                                            Tower II, Suite 110
                                            Englewood, CO 80112
March 10, 1998

                     BOULDER CAPITAL OPPORTUNITIES III, INC.
                     ---------------------------------------

                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                                          December 31,
                                                                                 1996                     1997
                                                                             ------------             -----------

                                     ASSETS

Current Assets:
  Cash                                                                       $      3,753             $       640
                                                                             ------------             -----------
         Total Current Assets                                                       3,753                     640
                                                                             ------------             -----------

Organization costs, net of
 amortization                                                                       1,745                   1,390
                                                                             ------------             -----------


TOTAL ASSETS                                                                 $      5,498             $     2,030
                                                                             ============             ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                           $          -             $     1,619
                                                                             ------------             -----------
         Total Current Liabilities                                                      -                   1,619
                                                                             ------------             -----------

TOTAL LIABILITIES                                                                       -                   1,619
                                                                             ------------             -----------

Commitments and contingencies
 (Notes 2,3 and 5)                                                                      -                       -

Stockholders' Equity:
  Preferred stock, no par value
   10,000,000 shares authorized,
   none issued and outstanding                                                          -                       -
  Common stock, no par value
   100,000,000 shares authorized,
   1,010,000 issued and outstanding                                                10,025                  10,025
  Accumulated (Deficit)                                                            (4,527)                 (9,614)
                                                                             ------------              ----------

TOTAL STOCKHOLDERS' EQUITY                                                          5,498                     411
                                                                             ------------              ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                                        $      5,498              $    2,030
                                                                             ============              ==========



                The accompanying notes are an integral part of the financial statements.

                     BOULDER CAPITAL OPPORTUNITIES III, INC.
                     ---------------------------------------
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                            For the period                          For the period
                                                             Nov 27, 1996          For the Year      Nov 27, 1996
                                                            (Inception) to            Ended         (Inception) to
                                                             December 31,          December 31,       December 31,
                                                                 1996                  1997               1997
                                                            --------------         ------------      -------------
Revenue                                                      $          -          $      3,000       $     3,000
                                                             ------------          ------------       -----------
Expenses:

        Amortization                                                   30                   355               385
        Professional fees                                           2,000                 3,000             5,000
        Legal and accounting                                        2,500                 4,539             7,039
        Other                                                           -                   208               208
                                                             ------------           -----------       -----------
                                                                    4,530                 8,102            12,632
                                                             ------------           -----------       -----------

Net Operating(Loss)                                                (4,530)               (5,102)           (9,632)
                                                             ------------           -----------       -----------

Other Income
        Interest income                                                 3                    15                18
                                                             ------------           -----------       -----------

Net (Loss)                                                   $     (4,527)          $    (5,087)      $    (9,614)
                                                             ============           ===========       ===========

Per Share                                                    $        nil           $      (.01)      $      (.01)
                                                             ============           ===========       ===========

Weighted Average Shares
 Outstanding                                                    1,010,000             1,010,000         1,010,000
                                                             ============           ===========       ===========


                    The accompanying notes are an integral part of the financial statements.


                                               BOULDER CAPITAL OPPORTUNITIES III, INC.
                                               ---------------------------------------

                                                    (A Development Stage Company)

                                            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                For the Period from November 27, 1996
                                            (date of inception) through December 31, 1997




                                     Preferred      Stock         Common         Stock         Accumulated
                                     No./Shares     Amount      No./Shares       Amount         (Deficit)        Total
                                     ----------     ------      ----------       ------        ------------      -----
Balance at November 27, 1996                 -     $    -               -       $       -       $       -     $       -

Common stock issued for
services, at inception,
at $.0025 per share                          -          -         710,000           1,775               -         1,775

Common stock issued for
cash at $.0025 per share                     -          -         100,000             250               -           250

Common stock issued for
cash at $.04 per share                       -          -         200,000           8,000               -         8,000
Net loss for the period
ended December 31, 1996                      -          -               -               -         (4,527)       (4,527)
                                        ------      -----       ---------        --------       ---------      --------
Balance at December 31,
1996                                         -          -       1,010,000          10,025         (4,527)        5,498
Net loss-year ended
December 31, 1997                            -          -               -               -         (5,087)       (5,087)
                                       -------     ------       ---------        --------       --------       -------

Balance at December 31,
1997                                         -     $    -       1,010,000        $ 10,025       $ (9,614)      $    411
                                       =======     ======      ==========        ========       ========       ========



                             The accompanying notes are an integral part of the financial statements.

                     BOULDER CAPITAL OPPORTUNITIES III, INC.
                     ---------------------------------------

                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                           For the period                        For the period
                                                            Nov 27, 1996      For the year        Nov 27, 1996
                                                           (Inception) to        Ended           (Inception) to
                                                            December 31,      December 31,        December 31,
                                                                1996             1997                 1997
                                                           --------------     ------------       ---------------
Operating Activities:
 Net (Loss)                                                 $   (4,527)        $   (5,087)        $    (9,614)
 Adjustment to reconcile net (loss)
  to net cash provided by operating
  activities:
   Amortization                                                     30                355                 385
   Increase in accounts payable
    And accrued expenses                                             -              1,619               1,619
                                                            ----------         ----------         -----------

 Net Cash (Used in) Operating
  Activities                                                    (4,497)            (3,113)             (7,610)
                                                            ----------         ----------         -----------

Cash Flows from Investing
 Activities                                                          -                  -                   -
                                                            ----------         ----------         -----------

Cash Flows from Financing Activities:

        Issuance of common stock                                 8,250                  -               8,250
                                                            ----------         ----------         -----------

Net Cash Provided by Financing
 Activities                                                      8,250                  -               8,250
                                                            ----------         ----------         -----------

Increase (decrease) in Cash                                      3,753             (3,113)                640

Cash, Beginning of Period                                            -              3,753                   -
                                                            ----------         ----------         -----------

Cash, End of Period                                         $    3,753         $      640         $       640
                                                            ==========         ==========         ===========

Interest Paid                                               $        -         $        -         $         -
                                                            ==========         ==========         ===========

Income Taxes Paid                                           $        -         $        -         $         -
                                                            ==========         ==========         ===========

Note: On November 27, 1996, professional services capitalized as organizational costs valued at $1,775 were exchanged for 710,000 shares of common stock.

The accompanying notes are an integral part of the financial statements.

                     BOULDER CAPITAL OPPORTUNITIES III, INC.
                     ---------------------------------------
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

(1)      Summary of Accounting Policies
         ------------------------------

         This summary of significant accounting policies of Boulder Capital Opportunities III, Inc. (Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         (a)      Description of Business
                  -----------------------

                  The Company was organized on November 27, 1996, in the State of Colorado for the purpose of engaging in any lawful business but it is management's plan to seek a business combination. The Company is in a development-stage and its intent is to operate as a capital market access corporation and to acquire one or more existing businesses through merger or acquisition. The Company has had no significant business activity to date. The Company has selected December 31 as its year end.

         (b)      Use of Estimates in the Preparation of Financial Statements
                  -----------------------------------------------------------

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         (c)      Organization Costs
                  ------------------

                  Costs incurred to organize the Company include costs for professional fees and are being amortized on a straight-line basis over a sixty month period.

                     BOULDER CAPITAL OPPORTUNITIES III, INC.
                     ---------------------------------------
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

(1)      Summary of Accounting Policies, Continued
         -----------------------------------------

         (d)      Income Taxes
                  ------------

                  As of December 31, 1997, the Company had net operating losses available for carryover to future years of approximately $9,614, expiring in 2012. Utilization of these carryovers may be limited if there is a change in ownership of the Company. As of December 31, 1997, the Company has deferred tax assets of approximately $1,923 due to operating loss carryforwards. However, because of the uncertainty of potential realization of these assets, the Company ahs provided a valuation allowance for the entire $1,923. Thus, no tax assets have been recorded in the financial statements as of December 31, 1997.

(2)      Basis of Presentation - Going Concern
         -------------------------------------

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since inception and has a net working capital deficiency. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management is attempting to locate a business combination candidate.

         In view of these matters, continuing as a going concern is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations or completion of a successful business combination. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

                     BOULDER CAPITAL OPPORTUNITIES III, INC.
                     ---------------------------------------

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

(3)      Common Stock Issued
         -------------------

         On November 27, 1996, the Company issued 710,000 shares of its no par value common stock to affiliates for organizational services valued at their fair market value of $1,775.

         On November 27, 1996, the Company issued 100,000 shares of its no par value common stock to its President at $0.0025 per share for cash of $250.

         On November 29, 1996, the Company issued 100,000 shares of its no par value common stock to various investors for $4,000. On December 2, 1996, the Company issued another 100,000 shares of its no par value common stock to various investors for $4,000.

(4)      Related Party Transactions
         --------------------------

         During the year ended December 31, 1996, the Company paid $2,000 in consulting fees and $2,500 in attorney's fees to officers whom are shareholders of the Company. During the year ended December 31, 1997, the Company paid $3,000 in consulting fees and $1,920 in attorney's fees to officers whom are shareholders of the Company.

         At December 31, 1997, the Company owed $1,619 in attorney's fees to a shareholder of the Company.

(5)      Subsequent Event
         ----------------

         In August 1997, the existing shareholders of the Company agreed to sell 999,900 shares of their common stock of the Company representing approximately 99% of the issued and outstanding shares for $50,000. Under the terms of the agreement, $25,000 was paid upon signing the agreement for 250,000 shares. The buyers had the option for 90 days to pay the additional $25,000 and merge their oil and gas properties into the Company for the remaining 749,900 shares. The option term expired in 1998 without the option being exercised.

                     BOULDER CAPITAL OPPORTUNITIES III, INC.
                     ---------------------------------------

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

(5)      Subsequent Event, Continued
         ---------------------------

         On March 5, 1998, the Company entered into an agreement to acquire all the outstanding common stock of an entity in exchange for 3,000,000 shares of the common stock of the Company. The Company received a $5,000 non-refundable expense deposit and according to the terms of the agreement will receive an additional $10,000 non-refundable expense deposit upon closing in escrow within 14 days of March 5, 1998. Various contingencies are precedent to the consummation of this exchange.