Form 10QSB
period 1998-03-31
BOULDER CAPITAL OPPORTUNITIES III INC
filed 1998-05-20
CIK 1032863

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB




(Mark One)
X...QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
ENDED MARCH 31, 1998.

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
__________________TO _________________

Commission file number:  0-22273


Boulder Capital Opportunities III, Inc.
(Exact name of small business issuer as specified in its charter)

Colorado                                              84-1383888
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

2434 Vine Place, Boulder, CO                80304
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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
1,010,000 shares as of March 31, 1998

Transitional Small Business Disclosure Format
(Check one):
Yes___   No   X

PART 1-FINANCIAL INFORMATION

ITEM 1.UNAUDITED FINANCIAL STATEMENTS

Financial statements for Boulder Capital Opportunities III, Inc. as and for the quarter ending March 31, 1998.

BOULDER CAPITAL OPPORTUNITIES III, INC.

FINANCIAL STATEMENTS
(A Development Stage Company)



The following financial statements include a balance sheet (unaudited) as of March 31, 1998, and a statement of operations (unaudited) for the three months ended March 31, 1998 and 1997, and for the period from inception (November 27, 1996) through March 31, 1998.






Quarter Ended March 31, 1998

BOULDER CAPITAL OPPORTUNITIES III, INC.
(A Development Stage Company)

Index to Unaudited Financial Statements


                                                               Page No.
                                                               --------

Unaudited Balance Sheet                                           5
Unaudited Statement of Operations                                 6
Unaudited Statement of Cash Flows                                 7
Notes to Unaudited Financial Statements                           9

                   BOULDER CAPITAL OPPORTUNITIES III, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                       UNAUDITED FINANCIAL STATEMENTS
                AS OF AND FOR THE QUARTER ENDED MARCH 31, 1998
                                (UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                    113
Other current assets                                           -
Subscriptions receivable                                       -

TOTAL CURRENT ASSETS                                         113

FURNITURE AND EQUIPMENT AT COST,
less accumulated depreciation                                  0

NET                                                          113

OTHER ASSETS
Other Assets                                               1,302

TOTAL OTHER  ASSETS                                        1,302
TOTAL ASSETS                                               1,415

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable                                           3,000
Accrued liabilities                                            0
Notes and advances to stockholders and related parties         0
Notes payable                                                  0
Accrued interest                                               0
TOTAL CURRENT LIABILITIES                                  3,000

STOCKHOLDERS' EQUITY (NOTES 1 & 2)
Preferred Stock, no par value, 10,000,000 shares
authorized and 0 shares issued and outstanding                 0

Common Stock, no par value, 100,000,000 shares
authorized, 1,010,000 shares issued and outstanding       10,025

Additional Paid in capital                                     0

Deficit accumulated during the development stage          11,610

TOTAL STOCKHOLDERS' EQUITY                                (1,585)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)       1,415

                   BOULDER CAPITAL OPPORTUNITIES III, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
              AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                (UNAUDITED)
                              ---------------

                                    THREE        THREE      Period from
                                    Months       MONTHS     Inception
                                    Ended        ENDED      (11/27/96)
                                    3/31/98      3/31/97    thru 3/31/98

REVENUES                             15,001            0        18,001
Operating Revenue                         0            0             0
TOTAL REVENUES                       15,001            0        18,001

OPERATING COSTS
Legal and Professional                3,000            0        10,039
General and Administrative           13,998           95        19,591

TOTAL OPERATING COSTS                16,998           95        29,630
LOSS FROM OPERATIONS                 (1,997)          95       (11,629)

OTHER INCOME (EXPENSE)
Interest expense, net                     1           12            19
Other Income                              -            -             -
Other expense                             -            -             -

NET LOSS                             (1,996)         (83)      (11,610)
NET LOSS PER SHARE (NOTE 1)               *            *           .01
WEIGHTED AVERAGE COMMON SHARE     1,010,000    1,010,000     1,010,000

                   BOULDER CAPITAL OPPORTUNITIES III, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
              AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                  (UNAUDITED)
                                ---------------

                                        THREE        THREE      Period from
                                        Months       MONTHS     Inception
                                        Ended        ENDED      (11/27/96)
                                        3/31/98      3/31/97    thru 3/31/98

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                (1,996)         (83)      (11,610)

Adjustments to reconcile net loss to
cash used in operating activities:
  Depreciation                              88           88           473
  Stock issued                               -            -             -
Changes in assets and liabilities            -            -             -
Other current assets                         -            -             -
Restricted cash                              -            -             -
Increase (Decrease) in
  Accounts payable                       1,381       (3,600)        3,000
Accrued liabilities                          -            -             -
Accrued interest                             -            -             -

NET CASH AND CASH EQUIVALENTS PROVIDED
 (USED) BY OPERATING ACTIVITIES           (527)      (3,595)       (8,137)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment           0            0             0
Increase (decrease) in notes payable         0            0             0
Other Investments                            -            -             -

NET CASH AND CASH EQUIVALENTS PROVIDED
 (USED) BY INVESTING ACTIVITIES              -            -             -

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash            0            0         8,250
Proceeds from notes payable                  0            0             0

NET CASH AND CASH EQUIVALENTS PROVIDED
 (USED) BY FINANCING ACTIVITIES              0            0         8,250

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                (527)      (3,595)       (8,137)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                       640        3,753             0

CASH AND CASH EQUIVALENTS,
 END OF QUARTER                            113          158           113

                       BOULDER CAPITAL OPPORTUNITIES III, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS
                 AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                     (UNAUDITED)
                                   ---------------

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

2.  NET LOSS PER SHARE OF COMMON STOCK/SHAREHOLDERS' EQUITY

Net income (loss) per share is based on weighted average number of shares of common stock outstanding.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         (1)  OVERVIEW.
         The Company was originally incorporated on November 27, 1996, in the State of Colorado as Boulder Capital Opportunities III, Inc. There are 1,010,000 shares outstanding after the issuance of 710,000 shares for services to 4 people. In addition, the Company sold 100,000 shares of stock to the Company's sole officer and director at a price of $0.04 per share for consideration consisting of $250.00 cash and for services valued at $3,750, and 200,000 shares to 5 investors at $.04 per share.

         The Company was formed as a shell company with the sole purpose of acquiring or merging with another company.

         (2) LIQUIDITY AND CAPITAL RESOURCES. As of March 31, 1998, the Company had current assets of $113 which was all cash and total assets of $113. Shareholder equity as of the quarter ending March 31, 1998, was $113. The Company's total liabilities at that time were $3,000.

         There is currently no market for the Company's common stock and the Company does not anticipate there will be a market made until it finds a merger or acquisition candidate.

         (3)  RESULT OF OPERATIONS.
         The Company lost $1,996 in the three months ending March 31, 1998. Ccomparable results for the prior year's quarter was a loss of $83. The Company has had a cumulative loss since its inception on November 27, 1996 of $11,610. These losses were less than $.01 per share for the current quarter and $.01 per share since inception. They were anticipated as part of the start-up costs associated with forming the Company.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits, The following exhibit is being filed herewith:

             Exhibit 27 - Financial Data Schedule

         (b) Reports on Form 8-K. The following report on Form 8-K was filed by the Registrant during the quarter ended March 31, 1998:

             Form 8-K, as amended, dated March 25, 1998, reporting Changes in Registrant's Certifying Accountants under Item 4.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BOULDER CAPITAL OPPORTUNITIES III, INC.


Date: May 20, 1998                     By /s/ Robert P. Soehngen
                                         -------------------------------------
                                          Robert P. Soehngen, President,
                                          Treasurer (Chief Financial Officer)
                                          and Secretary