Form 10QSB
period 1998-06-30
BOULDER CAPITAL OPPORTUNITIES III INC
filed 1998-09-28
CIK 1032863

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                      Commission File Number
June 30, 1998                                          0-22273


                     BOULDER CAPITAL OPPORTUNITIES III, INC.
             (Exact name of registrant as specified in its charter)


            COLORADO                                      84-1383888
            (State of incorporation)                      (I.R.S. Employer
                                                          Identification No.)

                 15662 COMMERCE LANE, HUNTINGTON BEACH, CA 92649
                  (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (714) 895-0944


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                          Yes  X                     No   ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  1,600 Preferred Class A shares as of June 30, 1998 6,010,000 Common shares as of June 30, 1998




                                         BOULDER CAPITAL OPPORTUNITIES III, INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                                UNAUDITED BALANCE SHEET FOR THE SIX MONTHS ENDED JUNE 30,

ASSETS                                                                           1997                       1998
                                                                           -----------------------  -----------------

CURRENT ASSETS
Cash                                                                              $(3,272)                 $1,456,728
Accounts Receivable                                                                  6,100                    269,784
Inventories                                                                      1,861,934                  1,885,985
Related Party Receivable                                                         5,600,000                     56,519
                                                                           ----------------           ----------------
TOTAL CURRENT ASSETS                                                             7,464,762                  3,669,015

PROPERTY, PLANT & EQUIPMENT
Property, Plant & Equipment                                                      3,959,692                  3,391,913
Less Accumulated Depreciation                                                    (590,795)                  (774,910)
                                                                           ----------------           ----------------
NET PROPERTY, PLANT & EQUIPMENT                                                  3,368,897                  2,617,003

OTHER ASSETS
Deposits                                                                             1,302                      1,200
Investment in Joint Venture                                                                                   941,732
Research & Development Capital
                                                                           ----------------           ----------------
TOTAL OTHER ASSETS                                                                   1,302                    942,932

                                                                           ----------------           ----------------
TOTAL ASSETS                                                                   $10,834,961                 $7,228,950
                                                                           ================           ================

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
Accounts Payable                                                                   $31,443                    $60,813
Accrued Interest                                                                    12,228                     55,667
Other Payables                                                                      59,511                     79,877
                                                                           ----------------           ----------------
TOTAL CURRENT LIABILITIES                                                          103,181                    196,357

LONG TERM LIABILITIES
Long Term Debt                                                                     765,691
Related Party Note                                                                 630,000                    600,000
                                                                           ----------------           ----------------
                                                                                 1,395,691                    600,000

STOCKHOLDER'S EQUITY
Preferred stock, no par value
10,000,000 shares authorized,
1,600 issued and outstanding                                                             -                  1,500,000
Common stock, par value $0.0001
100,000,000 shares authorized,
6,010,000 issued and outstanding                                                 9,635,767                      6,010
Paid in Capital                                                                                             5,802,261
Retained Earnings (Deficit)                                                      (299,678)                  (875,678)
                                                                           ----------------           ----------------
TOTAL STOCKHOLDER'S EQUITY                                                       9,336,089                  6,432,593

                                                                           ----------------           ----------------
TOTAL LIABILITIES AND STOCKHOLDER'S                                            $10,834,961                 $7,228,950
EQUITY
                                                                           ================           ================







                                              BOULDER CAPITAL OPPORTUNITIES III, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                                 UNAUDITED STATEMENT OF OPERATIONS
                                                 FOR THE SIX MONTHS ENDED JUNE 30,



                                                                           1997                             1998
                                                                     ----------------                 -----------------
REVENUES
Operating Revenues                                                            $47,411                         $222,194
                                                                     -----------------                -----------------
TOTAL REVENUES                                                                 47,411                          222,194

COST OF GOODS SOLD
Cost of Sales                                                                  22,194                           64,464
                                                                     -----------------                -----------------
TOTAL COST OF GOODS SOLD                                                       22,194                           64,464

OPERATING COSTS
Advertising & Marketing                                                         8,024                           23,548
Legal & Professional                                                           16,983                           32,644
Research & Development                                                                                         196,780
General & Administrative                                                       46,845                          336,355
                                                                     -----------------                -----------------
TOTAL OPERATING COSTS                                                          71,852                          589,327

OTHER INCOME (EXPENSE)
Interest Income                                                                    37                            7,811
Other Income                                                                       25                            4,500
Interest Expense                                                                (323)                         (34,000)
                                                                     -----------------                -----------------
TOTAL OTHER INCOME (EXPENSE)                                                    (261)                         (21,689)

NET INCOME (LOSS)                                                           $(46,897)                       $(453,287)
                                                                     =================                =================

Net Loss per Share                                                             (0.01)                           (0.08)
Weighted Average Common Shares                                              6,010,000                        6,010,000







                                            BOULDER CAPITAL OPPORTUNITIES III, INC.
                                                 (A DEVELOPMENT STAGE COMPANY)
                                               UNAUDITED STATEMENT OF CASH FLOWS
                                               FOR THE SIX MONTHS ENDED JUNE 30,



                                                                                1997                       1998
                                                                           ---------------               -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                        $(46,897)                 $(453,287)

Adjustments to reconcile net loss to
cash used in operating activities:
Depreciation
(Increase) Decrease in current assets                                         (5,758,866)                  (212,017)
Increase (Decrease) in current liabilities                                      (241,885)                   (42,939)
(Increase) Decrease in other assets                                                                        (100,212)
                                                                           ---------------           ----------------

NET CASH PROVIDED (USED) BY                                                   (6,047,648)                  (808,455)
OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchase) Sale of property and equipment                                       (139,110)                     68,231
Increase (Decrease) in notes payable                                              845,000                          -
Capital received                                                                5,337,824                  1,533,012
                                                                           ---------------           ----------------
NET CASH FLOWS FROM INVESTING                                                   6,043,714                  1,601,243
ACTIVITIES

NET INCREASE (DECREASE) IN CASH                                                   (3,934)                    792,788

CASH AT BEGINNING OF PERIOD                                                           662                    663,940

CASH AT END OF PERIOD                                                            $(3,272)                 $1,456,728
                                                                           ===============           ================






                                                  BOULDER CAPITAL OPPORTUNITIES III, INC.
                                                       (A DEVELOPMENT STAGE COMPANY)
                                                    UNAUDITED STATEMENT OF CHANGES IN
                                               STOCKHOLDER'S EQUITY FOR THE PERIOD FROM
                                            NOVEMBER 27, 1996 (INCEPTION) THROUGH JUNE 30, 1998




                               Preferred         Stock             Common            Stock $           Accumulated          Total
                               No./shares        Amount          No./shares           Amount             Deficit
                              -------------   ------------     --------------     --------------     ---------------    ------------

Balance at November 27, 1996        -                -                  -                  -                   -                -

Common stock issued for
services, at inception,
at $0.0025 per share                -                -            710,000              1,775                   -            1,775

Common stock issued for
cash at $0.0025 per share           -                -            100,000                250                   -              250

Common stock issued for
cash at $0.04 per share             -                -            200,000              8,000                   -            8,000

Net loss for the period
ended December 31, 1996             -                -                  -                  -             (4,527)          (4,527)
                             -------------     ------------     --------------     --------------     ---------------    -----------

Balance at December 31, 1996        -                -          1,010,000             10,025             (4,527)            5,498

Common stock issued for
acquisition of Sonic Jet
Performance LLC                     -                -          5,000,000          5,765,234                            5,765,234

Net loss - year ended
December 31, 1997                   -                -                  -                  -           (417,864)        (417,864)
                             -------------     ------------     --------------     --------------     ---------------   ------------

Balance at December 31, 1997        -                -          6,010,000          5,775,259           (422,391)        5,352,868


Additional Capital
Contributed                         -                -                  -             33,012                   -           33,012

Issuance of Preferred Stock     1,600        1,500,000                  -                                      -        1,500,000


Net loss - period ended
June 30, 1998                       -                -                  -                  -           (453,287)        (453,287)
                             -------------   ------------     --------------     --------------     ---------------   ------------

Balance at June 30, 1998        1,600        1,500,000          6,010,000          5,808,271           (875,678)        6,432,593

                             =============   ============     ==============     ==============     ===============   ============







                                            BOULDER CAPITAL OPPORTUNITIES III, INC.
                                                 (A DEVELOPMENT STAGE COMPANY)
                                               UNAUDITED STATEMENT OF OPERATIONS
                                              FOR THE THREE MONTHS ENDED JUNE 30,




                                                                                 1997                     1998
                                                                            -------------            ---------------
REVENUES
Operating Revenues                                                                $22,264                  $152,628
                                                                            --------------           ---------------
TOTAL REVENUES                                                                     22,264                   152,628

COST OF GOODS SOLD
Cost of Sales                                                                       8,402                    38,696
                                                                            --------------           ---------------
TOTAL COST OF GOODS SOLD                                                            8,402                    38,696

OPERATING COSTS
Advertising & Marketing                                                             3,340                       690
Legal & Professional                                                                6,991                    25,479
Research & Development                                                                                      135,775
General & Administrative                                                           23,344                   243,560
                                                                            --------------           ---------------
TOTAL OPERATING COSTS                                                              33,675                   405,504

OTHER INCOME (EXPENSE)
Interest Income                                                                        25                     2,913
Other Income                                                                                                  4,500
Interest Expense                                                                    (323)                  (28,000)
                                                                            --------------           ---------------
TOTAL OTHER INCOME (EXPENSE)                                                        (298)                  (20,587)

NET INCOME (LOSS)                                                               $(20,111)                $(312,159)
                                                                            ==============           ===============

Net Loss per Share                                                                 (0.00)                    (0.05)
Weighted Average Common Shares                                                  6,010,000                 6,010,000







                                               BOULDER CAPITAL OPPORTUNITIES III, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                                  UNAUDITED STATEMENT OF CASH FLOWS
                                                 FOR THE THREE MONTHS ENDED JUNE 30,


                                                                                    1997                       1998
                                                                                -------------            ----------------
CASH FLOWS FROM OPERATING
ACTIVITIES
Net Loss                                                                            $(20,112)                 $(312,160)

Adjustments to reconcile net loss to
cash used in operating activities:
Depreciation
(Increase) Decrease in current assets                                             (5,739,439)                  (127,828)
Increase (Decrease) in current                                                      (244,634)                     39,886
liabilities
(Increase) Decrease in other assets                                                                             (75,433)
                                                                               ---------------           ----------------

NET CASH PROVIDED (USED) BY                                                       (6,004,185)                  (475,535)
OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING
ACTIVITIES
(Purchase) Sale of property and                                                     (144,829)                     78,176
equipment
Increase (Decrease) in notes payable                                                  845,000                          -
Capital received                                                                    5,300,000                  1,500,000
                                                                               ---------------           ----------------
NET CASH FLOWS FROM                                                                 6,000,171                  1,578,176
INVESTING ACTIVITIES

NET INCREASE (DECREASE) IN                                                            (4,014)                  1,102,641
CASH

CASH AT BEGINNING OF PERIOD                                                               742                    354,086

CASH AT END OF PERIOD                                                                $(3,272)                 $1,456,727
                                                                               ===============           ================




                     BOULDER CAPITAL OPPORTUNITIES III, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE SIX MONTHS ENDED JUNE 30,

                                   (UNAUDITED)

(1)      SUMMARY OF ACCOUNTING POLICIES

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

         (a)      DESCRIPTION OF BUSINESS

                  The Company was organized on November 27, 1996, in the State of Colorado for the purpose of engaging in any lawful business with a plan to seek a business combination.

                  PURCHASE OF BUSINESS ASSETS

                  In June 1998, Boulder Capital Opportunities III, Inc. ("BCO") entered into a Share Exchange Agreement with Sonic Jet Performance, LLC ("SJPLLC") to acquire all of the assets and business of SJPLLC (and assume the liabilities). The acquisition was consummated and effective as of June 30, 1998. The transaction was treated as a "purchase transaction". All assets were accounted for under their predecessor basis. A total of 5 million shares of common stock of BCO was issued to SJPLLC.

                  DESCRIPTION OF BUSINESS

                  Sonic Jet Performance, LLC (the "Predecessor Company") was organized in California with the filing of the Articles of Organization on May 8, 1997 as a Limited Liability Company ("LLC"). The primary purpose of the Company is the operating of a business producing and marketing personal watercraft, jet boats, trailers, and accessories. The principal executive office is located in Huntington Beach, California.

                  On August 9, 1997, the Predecessor Company entered into a joint venture agreement with China Guangxi Nanning Shipyard of Nanning, Guangxi, China to form the Nanning Sonic Jet Limited Liability Company, a contractual limited liability company organized under the law of the People's Republic of China.

                  The Joint Venture was formed to design, manufacture and sell a series of watercraft jet products to be sold
                  internationally  and  in  China.  The Company's   investment
                  is to include tooling, molds and production line and cash equivalent to $ 1,500,000 USD. The Company is responsible for providing technical personnel and training. The Company shall receive 70% of the profits and shall share 70% of the risks and losses under the venture.

         (b)      USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL
                  STATEMENTS

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


         (d)      ACCOUNTING METHOD

                  The Company's financial statements have been prepared on the accrual basis of accounting, which is in accordance with generally accepted accounting principles.

         (e)      INVENTORIES

                  Inventories consist of parts for the manufacture of personal watercraft and work in progress with a limited amount of finished products. Inventories are stated at the lower of cost or market. Inventories were also obtained in the agreement discussed at note 1, whereby the Company received certain assets and assumed certain liabilities in exchange for Company interests.

         (f)      INVESTMENT IN JOINT VENTURE

                  The investment in Joint Venture in China is accounted for by the equity method. Such investment is stated at cost minus the Company's proportionate share of losses. The Company's proportionate share of losses from the joint venture aggregating $ 52,702 is included in other revenues in the accompanying statement of operations.

         (g)      PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment are stated at cost or at the value per the Operating Agreement discussed at note 1. These assets are depreciated on a straight-line basis over the following estimated useful lives.

                   Furniture, fixtures and equipment              5 to 7 years
                   Tooling and molds                             15 to 20 years

         (h)      BASIS IN ASSETS

                  The assets and liabilities purchased in the Purchase are as follows:

Current Assets

  Cash                                                           $663,940

  Accounts Receivable                                            172,639

  Inventories                                                    1,789,866

  Related Party Receivable                                       37,766
                                                               ------------------------------

                     Total Current Assets                                                     $2,664,211

Property, Plan & Equipment

  Property Plant & Equipment                                                                  2,685,233

Other Assets

  Investment in joint venture                                    $840,130

  Organization costs, net                                        1,390

  Deposits                                                       1,200
                                                               ------------------------------

                      Total Other Assets                                                      842,720

TOTAL ASSETS                                                                                  $6,192,164
                                                                                            ==============================

                                                       LIABILITIES

Current Liabilities

  Accounts Payable                                               $120,555

  Accrued Interest Payable                                       27,667

  Other Payables                                                 91,074
                                                               ------------------------------

                   Total Current Liabilities                                                  $232,296

Long Term Liabilities

  Related Party Payable                                                                       600,000
                                                                                            ------------------------------

                       TOTAL LIABILITIES                                                      $839,296



These assets and liabilities were purchased and given a value to the Company based on the book value per the SJPLLC audited financial statements as of December 31, 1997.


         (i)      PROPERTY, PLANT AND EQUIPMENT

         A summary of property, plant and equipment follows:

          Machinery and equipment                                 $  119,185
          Tooling                                                     66,389
          Office furniture, equipment and fixtures                     4,889
          Tooling, molds and jigs for personal watercraft            843,350
          Tooling, molds and jigs for exotic automobiles           1,710,000
          Leasehold improvements                                       4,249
          Vehicles                                                    32,403

                                                                 $ 2,780,465
             Less accumulated depreciation                         (  95,232)
                                                               --------------
                                                                 $ 2,685,233
                                                               ==============

                  The tooling, molds and jigs for exotic automobiles are not being utilized in current production activity. The Company anticipates that production utilizing these items will commence in mid to late 1999. The majority of the tooling, molds and jigs for personal watercraft also are not currently being utilized. The Company anticipates production activity in the watercraft area to expand in late 1998.


(2)      BASIS OF PRESENTATION - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since inception. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management is attempting to locate a business combination candidate.

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

(3)      COMMON STOCK ISSUED

         (a) On November 27, 1996, the Company issued 710,000 shares of its no par value common stock to affiliates for organizational services valued at their fair market value of $1,775.

         (b) On November 27, 1996, the Company issued 100,000 shares of its no par value common stock to its President at $.0025 per share for cash of $250.

         (c) On November 29, 1996, the Company issued 100,000 shares of its no par value common stock to various investors for $4,000. On December 2, 1996, the Company issued another 100,000 shares of its no par value common stock to various investors for $4,000.

         (d) On June 21, 1998, the Company issued 1,600 Preferred Class A Convertible shares for $1,500,000 to JNC Strategic Fund, Ltd.

         (e) On June 21, 1998, the Company issued 5,000,000 shares for the purchase of assets and liabilities of Sonic Jet Performance, LLC (see note 1(a).

(4)      RELATED PARTY TRANSACTIONS

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

         SJPLLC previously entered into transactions with an SJPLLC member, Mohammed Al Rashid. The transactions have resulted in both related party payables.

         A summary of related party debt to Mohammed Al Rashid follows:

          Note  payable,  bearing  simple  interest  at 10%  per  annum;  annual payments are to commence July 18, 2001 in an amount equal to 60% of available distributable cash for the nearest preceding accounting period; all unpaid principal is due July 18, 2003; the note is secured by Company assets
                                                           $    600,000
                                                                =======

         The Company acquired certain assets and business, subject to certain debt from SJPLLC (see note 1 (a) SJPLLC for 5 million shares of common stock.

(5)      INCOME TAXES

         For income tax reporting purposes, the Company utilizes the accrual basis of accounting on a calendar year end. The Company has filed an extension for 1997 tax reporting. The Company is an Limited Liability Company and elects to be taxed as a partnership.


(6)      COMMITMENTS AND CONTINGENCIES

         LEASES

         The Company leases its location under an operating lease agreement. Future minimum lease payments are as follows:

                           Year Ending
                           DECEMBER 31,

                              1998                                 54,540
                              1999                                 54,540
                                                                   -------
                                                                $ 109,080
                                                                   =======

         Rental expense was approximately $ 32,000 for the year ended December 31, 1997.


         EMPLOYMENT AGREEMENTS

         As part of the Letter Agreement of July 18, 1997 the Company entered into an employment agreement with a member of the Company. The agreement is for eighteen months. During this period the salary is accrued and is to be paid upon unanimous agreement of the members. Thereafter, the salary is to be paid bi-monthly. The salary will increase to $ 120,000 per annum once the sales and financial forecast is met.


         ROYALTY AGREEMENT

         Per the Letter Agreement of July 18, 1997, the Company is to pay a royalty for various patents. The royalty is 2% of total Company sales calculated quarterly commencing after eighteen calendar months. The minimum royalty is to be $4,166 per month for months nineteen through thirty and $8,333 per month thereafter. If total Company sales exceed $1,000,000 during any twelve month period, the higher minimum or the 2% will be paid for that twelve month period and thereafter.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS


PURCHASE OF BUSINESS ASSETS

     In June 1998, Boulder Capital Opportunities III, Inc. ("BCO") entered into a Share Exchange Agreement with Sonic Jet Performance, LLC ("SJPLLC") to acquire all of the assets and business of SJPLLC (and assume the liabilities). The acquisition was consummated and effective as of June 30, 1998. The transaction was treated as a "purchase transaction". All assets were accounted for under their predecessor basis. A total of 5 million shares of common stock of BCO was issued to SJPLLC.


DESCRIPTION OF BUSINESS

     The primary purpose of the Company is the operating of a business producing and marketing personal watercraft, jet boats, trailers, and accessories. The principal executive office is located in Huntington Beach, California.


MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THREE MONTH PERIOD ENDED JUNE 30, 1998

         The Company had expenses for the three month period in 1998 of $405,504 as compared to $33,675 in expenses in the 1997 period. There were revenues for the period in 1998 of $152,628 compared to $22,264 in 1997. The Company recorded a net loss on operations of ($312,159) for the period in 1998 and a net loss of $20,111 in the 1997 period. The Company operating losses may continue until greater sales can be achieved.

RESULTS OF OPERATIONS FOR SIX MONTH PERIOD ENDED JUNE 30, 1998

         The Company had revenues of $222,194 for period ended June 30, 1998, compared to $47,411 in the same period in 1997. Cost of goods sold in the period in 1998 was $64,464 compared to $22,194 in 1997. The Company had operating expenses for the six month period in 1998 of $589,327 as compared to $71,852 in expenses in the 1997 period. The Company recorded a net loss on operations of ($453,287) for the period in 1998 and a net loss of ($46,897) in the 1997 period. The Company operating losses may continue until greater sales can be achieved. While the Company is seeking additional capital sources for investment; there is no assurance that sources can be found, and there is no assurance that its watercraft manufacturing and marketing efforts will be productive.


LIQUIDITY AND CAPITAL RESOURCES

         The Company had $1,456,728 in cash capital at the end of the period. The Company may be forced to either borrow or make private placements of stock in order to fund future expansion of operations and sales efforts. No assurance exists as to the ability to achieve loans or make private placements of stock. The Company had accounts receivable of $269,784 and inventory of $1,885,985 at the period end.


         As of June 30, 1998, the Company had current assets of $3,669,015 which $1,456,728 was cash and total assets of $7,228,950. The Company's total liabilities at June 30, 1998 were $796,357. Shareholder equity as of the quarter ending June 30, 1998, was $6,432,593.

                                            PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  None

ITEM 2.           CHANGES IN SECURITIES

                  None

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  Form 8-K was filed on June 25, 1998.


                     BOULDER CAPITAL OPPORTUNITIES III, INC.
                          (A Development Stage Company)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         BOULDER CAPITAL OPPORTUNITIES III, INC.

Date:  September 28, 1998

                                         by: /s/Alex Mardikian
                                         -----------------------------------
                                         Alex Mardikian, Vice-President