Form 10QSB
period 1998-09-30
SONIC JET PERFORMANCE
filed 1999-01-15
CIK 1032863

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


          For Quarter Ended                   Commission File Number
          September 30, 1998                        0-22273


                           SONIC JET PERFORMANCE, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter) (former name: Boulder Capital Opportunities III, Inc.)


                Colorado                          84-1383888
                --------                          ----------
                (State of incorporation)       (I.R.S. Employer
                                               Identification No.)

                 15662 Commerce Lane, Huntington Beach, CA 92649
                 -----------------------------------------------
                  (Address of principal executive offices) (Zip
                                      Code)

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

               1,600 Preferred  Class A shares as of September 30, 1998
                  6,010,000  Common  shares as of  September 30, 1998

                           SONIC JET PERFORMANCE, INC.
                FORMERLY BOULDER CAPITAL OPPORTUNITIES III, INC
                          (A DEVELOPMENT STAGE COMPANY)
         UNAUDITED BALANCE SHEET FOR THE NINE MONTHS ENDED SEPTEMBER 30,

ASSETS                                    1997           1998

Current Assets
Cash                               $    26,945    $   867,750
Accounts Receivable                      8,161        629,898
Inventories                          1,627,872      2,142,084
Other Receivables                       14,904
Related Party Receivable             1,500,000         43,936
                                   -----------    -----------
Total Current Assets                 3,177,882      3,683,668

Property, Plant & Equipment
Property, Plant & Equipment          2,780,293      2,853,625
Less Accumulated Depreciation          (95,795)      (118,423)
                                   -----------    -----------
Net Property, Plant & Equipment      2,684,498      2,735,203

Other Assets
Deposits                                                3,200
Investment in Joint Venture            624,801        906,666
Research & Development Capital         175,110         10,722
New Product Development                                53,541
Commission Advances                                     4,120
Organization Costs (net)                               28,000
                                   -----------    -----------
Total Other Assets                     799,911      1,006,249
                                   ===========    ===========
TOTAL ASSETS                       $ 6,662,291    $ 7,425,120
                                   ===========    ===========


LIABILITIES AND STOCKHOLDER'S
EQUITY

Current Liabilities
Accounts Payable                   $    39,568    $    97,693
Line of Credit                     $    98,999
Other Payables                           5,701         23,628
Related Party Payables                 195,243
                                   -----------    -----------
Total Current Liabilities              339,511        121,320

Long Term Liabilities
Long Term Debt                         215,000
Accd Interest Payable                   12,500         55,667
Accd Salary Payable                                    92,499
Related Party Note                     600,000        600,000
                                   -----------    -----------
                                       827,500        748,166

Stockholder's Equity
Preferred stock, no par value
10,000,000 shares authorized,
1,600 issued and outstanding              --        1,600,000
Sales Discount - Preferred Stock                     (100,000)
Common stock, par value $0.0001
100,000,000 shares authorized,
6,010,000 issued and outstanding                        6,010
Paid in Capital                      5,798,246      4,878,842
                                                      467,606
Retained Earnings (Deficit)           (302,966)      (296,824)
                                   -----------    -----------
Total Stockholder's Equity           5,495,280      6,555,634


                                   ===========    ===========
TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY               $ 6,662,291    $ 7,425,120


                                   ===========    ===========

                           SONIC JET PERFORMANCE, INC.
                FORMERLY BOULDER CAPITAL OPPORTUNITIES III, INC.
                          (A DEVELOPMENT STAGE COMPANY)
    UNAUDITED STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                        1997           1998
REVENUES
Operating Revenues               $    66,083    $   582,453
Freight Charges                  $                    6,803
                                 -----------    -----------
TOTAL REVENUES                        66,083        589,256

COST OF GOODS SOLD
Cost of Sales                         19,951        242,246
                                 -----------    -----------
TOTAL COST OF GOODS SOLD              19,951        242,246

OPERATING COSTS
Advertising & Marketing                7,575         26,421
Amortization & Depreciation                          25,190
Legal & Professional                  22,817         63,200
Research & Development                 1,566        196,780
General & Administrative              88,508        336,720
                                 -----------    -----------
TOTAL OPERATING COSTS                120,466        648,311

OTHER INCOME (EXPENSE)
Interest Income                                      21,088
Inventory Writedown                 (185,554)
Other Income                                         58,021
China Investment                     (20,000)       (40,632)
Interest Expense                     (23,078)       (34,000)
                                 -----------    -----------
TOTAL OTHER INCOME (EXPENSE)        (228,632)         4,477

NET INCOME (LOSS)                $  (302,966)   $  (296,824)
                                 ===========    ===========
Net Loss per Share                     (0.05)         (0.05)
Weighted Average Common Shares     6,010,000      6,010,000

                           SONIC JET PERFORMANCE, INC.
                FORMERLY BOULDER CAPITAL OPPORTUNITIES III, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED STATEMENT OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                    1997 1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                       $  (302,966)   $  (296,824)

Adjustments to reconcile net loss to
cash used in operating activities:
Depreciation & Amortization                                        25,190
Loss on China Investment                            20,000         40,632
(Increase) Decrease in current assets           (1,441,769)      (815,647)
Increase (Decrease) in current liabilities           5,472       (117,976)
(Increase) Decrease in other assets               (671,566)      (206,161)
                                               -----------    -----------

NET CASH PROVIDED (USED)                        (2,390,829)    (1,370,786)
BY OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchase) Sale of property and equipment          640,000        (73,160)

Increase (Decrease) in long term liabilities       276,809        148,166
Capital received                                 1,500,303      1,499,590
                                               -----------    -----------
NET CASH FLOWS FROM INVESTING ACTIVITIES         2,417,112      1,574,596

NET INCREASE (DECREASE) IN CASH                     26,283        203,810

CASH AT BEGINNING OF PERIOD                            662        663,940

CASH AT END OF PERIOD                          $    26,945    $   867,750

                                               ===========    ===========



                           SONIC JET PERFORMANCE, INC.
                FORMERLY BOULDER CAPITAL OPPORTUNITIES III, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              UNAUDITED STATEMENT OF CHANGES INSTOCKHOLDER'S EQUITY
  For the Period from November 27, 1996 (inception) through September 30, 1998

               Preferred   Stock    Common       Stock $  Accumulated    Total
               No./shares  Amount   No./shares   Amount     Deficit
               ---------- --------- ---------  ----------  --------    ---------

Balance at
November 27,        --        --          --         --         --            --
1996

Common stock
issued for
services, at
inception,
at $0.0025 per
share               --        --     710,000      1,775         --         1,775

Common stock
issued for
cash at $0.0025
per share           --        --     100,000        250         --           250

Common stock
issued for
cash at $0.04
per share           --        --     200,000      8,000         --         8,000

Net loss for
the period
ended December      --        --          --         --    (4,527)      (4,527)
31, 1996
                ------  --------   ---------  ---------  --------     ----------
Balance at
December 31,
1996                --        --   1,010,000     10,025    (4,527)         5,498

Common stock
issued for
acquisition of
Sonic Jet
Performance LLC     --        --   5,000,000  5,765,234         --     5,765,234

Net loss - year
ended
December 31,
1997                --        --          --         --  (417,864)     (417,864)
                ------ ---------  ----------  ---------  --------     ----------
Balance at
December 31,
1997                --        --   6,010,000  5,775,259  (422,391)     5,352,868

Additional
Capital
Contributed         --        --          --     33,012         --        33,012

Issuance of
Preferred Stock  1,600 1,500,000          --         --         --     1,500,000

Capital changes
due to
Reorganization                                 (455,813)   422,391      (33,422)

Net loss -
period ended
Sept. 30, 1998      --        --          --         --  (296,824)     (296,824)
                ------ ----------  ---------  ---------  ---------    ----------
Balance at
June 30,1998     1,600 1,500,000   6,010,000  5,352,458  (296,824)     6,555,634
                ====== ==========  ========== =========  =========    ==========


                           SONIC JET PERFORMANCE, INC.
                FORMERLY BOULDER CAPITAL OPPORTUNITIES III, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                            1997          1998

REVENUES
Operating Revenues         $    18,672    $   422,818
                           -----------    -----------
TOTAL REVENUES                  18,672        422,818

COST OF GOODS SOLD
Cost of Sales                   (2,243)       177,782
                           ------------   -----------
TOTAL COST OF GOODS SOLD        (2,243)       177,782


OPERATING COSTS
Advertising & Marketing           (449)         2,873
Amortization & Depreciation        --          10,155
Legal & Professional             5,834         33,056
Research & Development           1,565           --
General & Administrative        41,663         97,933
                           -----------    -----------
TOTAL OPERATING COSTS           48,613        144,017



OTHER INCOME (EXPENSE)
Interest Income                    (37)        13,279
Inventory Writedown           (185,554)          --
Other Income                       (25)        44,589
China Investment               (20,000)       (31,642)
Interest Expense               (22,755)          --
                            -----------    -----------
TOTAL OTHER INCOME (EXPENSE)  (228,371)        26,226


NET INCOME (LOSS)          $  (256,069)   $   127,245
                            ===========    ===========

Net Loss per Share               (0.04)          0.02
Weighted Average
Common Shares                6,010,000      6,010,000

                           SONIC JET PERFORMANCE, INC.
                FORMERLY BOULDER CAPITAL OPPORTUNITIES III, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                                   1997               1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income
(Loss)                                           $(256,069)          $127,245

Adjustments to reconcile net loss
to cash used in operating activities:
Depreciation                                           -               10,155
Loss on China Investment                            20,000             31,642
(Increase) Decrease in current assets            4,317,097           (683,463)
Increase (Decrease) in current liabilities         247,357             48,638
(Increase) Decrease in other assets               (671,566)           (70,382)


                                                 ----------         ----------
NET CASH PROVIDED(USED) BY                       3,656,819           (536,165)
OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchase) Sale of Sale of property
and equipment                                      779,110            (52,811)
Increase (Decrease) in notes payable              (568,191)               -
Rounding                                                                   (2)
Capital received                                (3,837,521)               -
                                                 ----------         ----------
NET CASH FLOWS FROM INVESTING ACTIVITIES        (3,626,602)           (52,813)

NET INCREASE (DECREASE) IN CASH                     30,217           (588,978)

CASH AT BEGINNING OF PERIOD                         (3,272)         1,456,728

CASH AT END OF PERIOD                            $  26,945           $867,750
                                                 ==========         ==========

                           SONIC JET PERFORMANCE, INC.
                FORMERLY BOULDER CAPITAL OPPORTUNITIES III, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                   (UNAUDITED)

(1)     Summary of Accounting Policies
        ---------------------------------

        This summary of significant accounting policies of Sonic Jet Performance, Inc., formerly Boulder Capital Opportunities III, Inc. (Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

        (a)    Description of Business
              -------------------------

               The Company was organized on November 27, 1996, in the State of Colorado for the purpose of engaging in any lawful business with a plan to seek a business combination.

               Purchase of Business Assets
               ---------------------------

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

               Description of Business
               -----------------------

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

        (b)    Use of Estimates in the Preparation of Financial Statements
               -------------------------------------------------------------

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

        (c)    Organization Costs
               --------------------

               Costs  incurred  to  organize  the  Company   include  costs  for
               professional fees and are being amortized on a straight-line basis over a sixty month period.


        (d)    Accounting Method
               -------------------

               The  Company's  financial  statements  have been  prepared on the
               accrual  basis  of  accounting,   which  is  in  accordance  with
               generally accepted accounting principles.

        (e)    Inventories
               -------------

               Inventories consist of parts for the manufacture of personal watercraft and work in progress with a limited amount of finished products. Inventories are stated at the lower of cost or market. Inventories were also obtained in the agreement discussed at note 1, whereby the Company received certain assets and assumed certain liabilities in exchange for Company interests.

        (f)    Investment in Joint Venture
               -----------------------------

               The investment in Joint Venture in China is accounted for by the equity method. Such investment is stated at cost minus the
               Company's proportionate share of losses. The Company's proportionate share of losses from the joint is included in other revenues in the accompanying statement of operations.

        (g)    Property, Plant and Equipment
               -----------------------------

               Property, plant and equipment are stated at cost or at the value per the Operating Agreement discussed at note 1. These assets are depreciated on a straight-line basis over the following estimated useful lives.

               Furniture, fixtures and equipment                   5 to 7 years
               Tooling and molds                                  15 to 20 years

        (h)    Basis in Assets
              -----------------

               The assets and liabilities purchased in the Purchase are as follows:
Current Assets
  Cash                                                          $663,940
  Accounts Receivable                                            172,639
  Inventories                                                  1,789,866
  Related Party Receivable                                        37,766
                                                     --------------------
               Total Current Assets                           $2,664,211
Property, Plan & Equipment
  Property Plant & Equipment                                   2,685,233
Other Assets
  Investment in joint venture                                   $840,130
  Organization costs, net                                          1,390
  Deposits                                                         1,200
                                                     --------------------
                Total Other Assets                               842,720
TOTAL ASSETS                                                  $6,192,164
                                                     ====================

                                         LIABILITIES
Current Liabilities
  Accounts Payable                                              $120,555
  Accrued Interest Payable                                        27,667
  Other Payables                                                  91,074
                                                     --------------------
             Total Current Liabilities                          $232,296
Long Term Liabilities

  Related Party Payable                                          600,000
                                                     --------------------
                 TOTAL LIABILITIES                              $839,296


These assets and liabilities were purchased and given a value to the Company based on the book value per the SJPLLC audited financial statements as of December 31, 1997.


        (i)    Property, Plant and Equipment
               ------------------------------

        A summary of property, plant and equipment follows:

         Machinery and equipment                               $  119,185
         Tooling                                                   66,389
         Office furniture, equipment and fixtures                   4,889
         Tooling, molds and jigs for personal watercraft          843,350
         Tooling, molds and jigs for exotic automobiles         1,710,000
         Leasehold improvements                                     4,249
         Vehicles                                                  32,403
                                                                 --------------

                                                              $ 2,780,465

               Less accumulated depreciation                    (  95,232)
                                                                 --------------

                                                              $ 2,685,233
                                                                ================

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


(2)     Basis of Presentation - Going Concern
        ----------------------------------------

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

(3)     Common Stock Issued
        ----------------------

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

(4)     Related Party Transactions
        -----------------------------

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

(5)     Income Taxes
        ---------------

        For income tax reporting purposes, the Company utilizes the accrual basis of accounting on a calendar year end. The Company has filed an extension for 1997 tax reporting. The Company is an Limited Liability Company and elects to be taxed as a partnership.


(6)     Commitments and Contingencies
        --------------------------------

        Leases
        ------

        The Company leases its location under an operating lease agreement. Future minimum lease payments are as follows:

                      Year Ending
                      December 31,
                      ------------

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


        Employment Agreements
        ---------------------

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

        Royalty Agreement
        -----------------

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





ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS

        Purchase of Business Assets
        ---------------------------

        In June 1998, Boulder Capital Opportunities III, Inc. ("BCO") entered into a Share Exchange Agreement with Sonic Jet Performance, LLC ("SJPLLC") to acquire all of the assets and business of SJPLLC (and assume the liabilities). The acquisition was consummated and effective as of June 30, 1998. The transaction was treated as a "purchase transaction". All assets were accounted for under their predecessor basis. A total of 5 million shares of common stock of BCO was issued to SJPLLC. Boulder Capital Opportunities III, Inc. changed its name to Sonic Jet Performance, Inc. in November of 1998.

        Description of Business
        -----------------------

        The primary purpose of the Company is the operating of a business producing and marketing personal watercraft, jet boats, trailers, and accessories. The principal executive office is located in Huntington Beach, California.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-----------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS FOR THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998
---------------------------------------------------------------------

        The Company had revenues for the three month period in 1998 of $422,818 as compared to $18,672 in expenses in the 1997 period. There were operating expenses for the period in 1998 of $144,017 compared to $48,613 in 1997. The Company recorded a net profit on operations of $127,245 for the period in 1998 and a net loss of ($256,069) in the 1997 period. The Company operating losses may continue until greater sales can be achieved. The profit per share for the period was $.04 for the period in 1998 compared to a ($.02) loss per share for the period in 1997. The profit per share was $.02 for the period in 1998 and loss per share for the period in 1997 was ($.04).

RESULTS OF OPERATIONS FOR NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998
--------------------------------------------------------------------

        The Company had revenues of $589,256 for period ended September 30, 1998, compared to $66,083 in the same period in 1997. Cost of goods sold in the period in 1998 was $242,246 compared to $19,951 in 1997. The Company had operating expenses for the nine month period in 1998 of $648,311 as compared to $120,466 in expenses in the 1997 period. The Company recorded a net loss on operations of ($296,824) for the period in 1998 and a net loss of ($302,966) in the 1997 period. The loss in the 1997 period included a charge of $185,554 for inventory writedown. The Company operating losses may continue until greater sales can be achieved. While the Company is seeking additional capital sources for investment; there is no assurance that sources can be found, and there is no assurance that its watercraft manufacturing and marketing efforts will be productive. The loss per share for the period was ($05) in 1997 and 1998.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        The Company had $867,750 in cash capital at the end of the period. The Company may be forced to either borrow or make private placements of stock in order to fund future expansion of operations and sales efforts. No assurance exists as to the ability to achieve loans or make private placements of stock.

        As of September 30, 1998, the Company had current assets of $3,683,668 of which $867,750 was cash and total assets of $7,425,120. The Company's current liabilities at September 30, 1998 are $121,320 and long term liabilities were $748,166. Shareholder equity as of the quarter ending September 30, 1998, was $6,555,634.



                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1. LEGAL PROCEEDINGS
------- -----------------
        None

ITEM 2. CHANGES IN SECURITIES
------- ---------------------
        None

ITEM 3. DEFAULT UPON SENIOR SECURITIES
------- ------------------------------
        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------- ---------------------------------------------------
        None

ITEM 5. OTHER INFORMATION
------- -----------------

               On August 4, 1998 the Company filed a Form S-8 Registration Statement for up to 500,000 shares of common stock pursuant to an Employee/Consultant Compensation Plan. Subsequently, 300,000 shares were issued under the Plan.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
------- --------------------------------

        Form 8-K was filed on July 27, 1998.


                           SONIC JET PERFORMANCE, INC.
                formerly BOULDER CAPITAL OPPORTUNITIES III, INC.
                          (A Development Stage Company)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SONIC JET PERFORMANCE, INC.

Date: 01/13/99
-------------

                                    by: /S/ Alex Markikian, Vice-Presidnet
                                    --------------------------------------
                                            Alex Mardikian, Vice-President