Form 10KSB
period 1998-12-31
SONIC JET PERFORMANCE
filed 1999-04-15
CIK 1032863

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1998 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        COMMISSION FILE NUMBER: 000-22273

                           SONIC JET PERFORMANCE, INC.
             (Exact name of registrant as specified in its charter)

                                    COLORADO
                         (State or other jurisdiction of
                         Incorporation or Organization)
                                   84-1383888
                                (I.R.S. Employer
                               identification No.)
                               15662 COMMERCE LANE
                           HUNTINGTON BEACH, CA 92649
           (Address of principal executive offices including zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 895-0944



             (Former Name, Former Address and Former Fiscal Year, if
                           Changed Since Last Report)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                      COMMON STOCK, NO PAR VALUE PER SHARE

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes   [X]      No  [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        The issuer's revenues for the fiscal year ended December 31, 1998, were approximately $689,000.

        As of April 12, 1999, the aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $28,910,000 based upon the average closing bid and asked price of such stock on such date.


                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive Proxy Statement relating to the 1999 Annual Meeting of shareholders are incorporated herein by reference into
Part III.

                               TABLE OF CONTENTS


                                                                                 Page
                                                                                 ----
PART I.

Item 1.  Description of Business                                                   3

Item 2.  Description of Property                                                  14

Item 3.  Legal Proceedings                                                        16

Item 4.  Submission of Matters to a Vote of Security Holders                      16


PART II.

Item 5.  Market for Common Stock and Related Stockholder Matters                  17

Item 6.  Management's Discussion and Analysis or Plan of Operation                17

Item 7.  Financial Statements                                                     19

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                     38


PART III.

Item 9.  Directors, Executive Officers, Promoters and Control Persons:
         Compliance with Section 16(a) of the Exchange Act                        38

Item 10. Executive Compensation                                                   38

Item 11. Security Ownership of Certain Beneficial Owners and Management           38

Item 12. Certain Relationships and Related Transactions                           38

Item 13. Exhibits and Reports on Form 8-K                                         38

Forward-Looking Statements

        In addition to historical information, this Annual Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operation." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Sonic Jet Performance, Inc., undertakes no obligation to publicly revise these forward-looking statements, or to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.



                                     PART I

                        ITEM 1. DESCRIPTION OF BUSINESS

RISK FACTORS

        Each prospective investor should carefully consider the risk factors described below, together with other information in this Form 10-KSB, before making an investment decision with respect to purchasing or selling the Company's securities. Prospective investors are cautioned that the statements in this Form 10-KSB that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those described below.

        LIMITED OPERATING HISTORY; HISTORICAL AND ANTICIPATED LOSSES. Sonic Jet was organized in 1994, has had limited operations to date and is considered to be in the development stage. To date, Sonic Jet has generated only limited revenues. As of December 31, 1998, the Company had an accumulated deficit of approximately $473,091. There can be no assurance that the Company will be able to achieve profitable operations in the future. Results of operations in the future will be influenced by numerous factors, including, among others, the ability of the Company to complete development of its proposed product line and successfully and profitably manufacture its products in commercial quantities; market acceptance of its products; the Company's ability to develop and market or commercialize new products; the ability of the Company to manage its growth and maintain the quality of its products and the ability of Sonic Jet to implement effectively its business plan. See "Management's Discussion and Analysis of Financial Condition" and "Company Overview."

        UNCERTAINTY OF MARKET ACCEPTANCE OF PRODUCTS. The Company has sold only limited quantities of its personal watercraft ("PWC"), jet boats, emergency watercraft, utility craft and accessories to date and it is impossible to predict the level of market acceptance of its products. Except for its agreement with Sonic Jet International, Inc., which currently acts as the Company's exclusive marketer for the Company's products in North and South America, Europe, some Pacific Rim countries and the Middle East, the Company does not have any agreements obligating watercraft dealers to order, sell or otherwise offer its products. There can be no assurance that Sonic Jet's products will be successfully produced in commercial quantities, that the Company will be able to establish a satisfactory dealer network to distribute its products or that sufficient sales will be generated by dealers or distributors to sustain the ongoing operations of the Company.

        DEPENDENCE ON SONIC JET INTERNATIONAL, INC. Pursuant to an oral agreement with Sonic Jet International, Inc., the Company has granted to Sonic Jet International, Inc. the exclusive right to market the Company's products in North and South America, Europe, some Pacific Rim countries and the Middle East. This agreement is cancelable by the Company at any time if Sonic Jet International, Inc. does not meet certain specified sales goals. Sonic Jet International, Inc. is owned by a person who is also a shareholder of the Company. Pursuant to this oral agreement, Sonic Jet International, Inc. is responsible for a substantial amount of marketing costs incurred in selling the Company's products in the specified areas and for establishing the dealer network. Additionally, Sonic Jet International, Inc. is responsible for paying its own general and administrative expenses. In consideration for this, the Company sells its products to Sonic Jet International, Inc. at the price to the dealer less ten percent.

        LIMITED CAPITAL; NEED FOR ADDITIONAL FINANCING. The Company's existing capital resources are extremely limited and the Company will not be able to sustain its operations without funding in the immediate future. The

Company's working capital requirements in the foreseeable future will increase depending on a variety of factors, including the level and results of the Company's product development efforts, the commercial acceptance of the Company's products, the establishment of channels of distribution for these products, the ability of the Company to manufacture its products in commercial volumes and other factors. The Company requires substantial additional funds to continue financing product development, manufacture its products in commercial volumes, conduct marketing and sales activities, and augment its infrastructure and administrative support. The Company does not presently have any commitments for additional financing. If such additional financing is required, there can be no assurance that it will be available to the Company on acceptable terms, or at all. Any such additional financing may involve substantial dilution to the interests of the Company's stockholders. The Company's ability to obtain additional capital will be dependent in part on market conditions, the national economy and other factors outside of the Company's control. The inability to obtain required additional financing could require the Company to delay or scale back product development efforts or cease operations altogether. If the Company needs additional financing, management and a shareholder have agreed to provide the necessary financial support.

        ANTICIPATED VARIATIONS IN QUARTERLY OPERATING RESULTS. The Company anticipates, based on the experience of other watercraft manufacturers, that it would be customary for most U.S.-based dealers and distributors of watercraft to place orders during the fall and winter months, and that payment for these orders would be made at the time of shipment, typically during the first and second quarters of each calendar year. Consequently, management anticipates that sales revenue, if any, will be significantly higher during the first and second calendar quarters, with a lower sales volume occurring during the third and fourth quarters of each calendar year. As a result, the Company may experience net operating losses during the third and fourth calendar quarters of each year for the foreseeable future even if the Company is able to generate a profit in the first and second calendar quarters, of which there can be no assurance. Management intends to attempt to mitigate the effect of winter weather conditions in the eastern and northern United States by focusing its winter marketing efforts on southern and west coast dealers, as well as to distributors in southern hemisphere countries or countries where weather conditions are more conducive to year-round recreational riding, although there can be no assurance the Company will be successful in this regard. Moreover, sales of watercraft are dependent on good weather and the Company's sales may be impacted by shorter than usual or colder than usual summer conditions in any year in any particular region. There is no assurance that adverse weather conditions would not have a material adverse effect on the Company's sales.

        HIGH-COST, LEISURE SPORT PRODUCT. Sales of Sonic Jets' products, at a price of between approximately $4,500 and $50,000, require an active market for high-price, leisure sport products. A purchaser of such products must have high disposable income to afford such a purchase, have substantial leisure time to pursue the watercraft sport, and have access to appropriate bodies of water and the means to transport the watercraft, if necessary. High-cost purchases for purely leisure activity tend to be among the first purchases foregone in times of recession, times of civil unrest and other periods in which consumer purchases decrease. Due to decreased consumer spending in such periods, the Company's sales may fluctuate substantially and if such periods continue for a significant amount of time, the Company's sales and results of operations could be adversely affected.



        DEPENDENCE UPON INDEPENDENT MANUFACTURING SOURCES AND SUPPLIERS. The Company's plan is to be engaged in assembly and limited manufacturing operations for its products and management expects that the Company will be dependent upon outside suppliers for many components of its products. Management believes that there are multiple U.S. and foreign vendors available for virtually all component parts, including vendors to build powertrain, electrical, plumbing and control components at competitive prices. The Company has developed its own hull and deck components and will manufacture these components on its own. To date, no binding arrangements have been negotiated or consummated with suppliers. The lack of existing contracts with outside suppliers, or the cancellation of a key supply source once it is established, could adversely affect the Company's production. Although the Company believes that it will receive cash flow benefits from using third parties to manufacture the components of its products, the lack of direct control over the manufacturing process increases the risks of delay and quality control problems, which could result in cancellation of orders or an increased level of returns. Moreover, the Company competes with numerous companies for manufacturing capacity, and no assurance can be given that the Company will be able to obtain desired quantities of products on a timely basis.

        COMPETITION. Competition in the watercraft industry is considerable. Sonic Jet's competitors build watercrafts for the same or similar recreational and other uses as are intended for its watercrafts. Competition is based upon several factors, including brand loyalty, price, quality, styling, reliability, service, product features, performance, reputation and warranties. Most of Sonic Jet's competitors are established in the boating market, have strong name recognition and brand loyalty and have financial and marketing resources which are substantially greater than those of the Company.

Several of the Company's competitors have substantial market share and name-brand recognition, which will make it difficult for a new entrant into the market to achieve substantial market penetration. Furthermore, certain policies or actions of competitors relating to their production rates and pricing may have a significant impact on the market for watercraft and therefore on the Company's operating results. At the dealer level, competition is based on a number of factors, including sales and marketing support programs. In addition, the Company's products will compete with many other recreational products for the discretionary spending of consumers.

        FLUCTUATIONS IN MARKET GROWTH. Although the number of personal watercraft unit sales has nearly tripled in the last three years, industry data, including data prepared and reported by the PWIA, show a recent decline in United States sales from approximately 200,000 units in 1995 to approximately 191,000 units in 1996 to approximately 130,000 units in 1998. Similarly, boat sales have fluctuated significantly. From a high of nearly $6 Billion in 1988, boat sales plummeted to less than $3 Billion in 1993 with sales of $4.5 Billion in 1997. Such fluctuations in market growth indicate that the trend in future demand for personal watercraft and boats is uncertain. Fluctuations in the growth of the market for personal watercraft and boats could cause fluctuations in the Company's operating results and a stagnation or decline in the growth of the personal watercraft and boat markets would likely have a material adverse effect on the Company's results of operations.

        GOVERNMENT REGULATION. The expansion of the boating market during the past few years has led to a substantial increase in the number of such small craft operating on lakes, rivers and other waterways. This increase has led to concerns of certain state and local regulators, about an increased risk of accidents and conflicts with other users of public waterways. A number of state agencies and regulators have enacted or proposed licensing of and/or restrictions on the operation of personal watercraft and boats in specified areas within their respective jurisdictions. Certain of these regulations, including pending federal emission requirements, possible new coast guard regulations and other restrictions could cause the Company to incur significant costs to conform to the requirements of new laws or regulations and could have a material adverse effect on the personal watercraft industry and sales of the Company's products and the Company's operating results.

        PRODUCT LIABILITY. The design, manufacture and sale of personal watercraft and boats may give rise to product liability claims. Due to the inherent risks in using personal watercraft and boats, it is foreseeable that injury or death to the consumer could result and that legal action could be brought against the Company to recover damages for such injury, which damages could be significant. There can be no assurance that product liability claims will not be asserted against the Company or that such claims will not be successful. Sonic Jet maintains product liability insurance coverage in the amount of at least $1,000,000 per occurrence and $5,000,000 in the aggregate, although there can be no assurance that such coverage will be sufficient in the event of any future claims. In addition, there can be no assurance that adequate product liability insurance coverage will be available in the future and, if available, hat it will be obtained on terms satisfactory to the Company. A completely or partially uninsured judgment against Sonic Jet could have a material adverse effect upon the Company.

        PATENTS AND PROPRIETARY RIGHTS. The Company's success will depend, in part, on its ability to obtain and enforce patent protection for its products and technology, both in the United States and in other countries. Albert Mardikian has been awarded numerous patents and trademarks by the United States Patent and Trademark Office. Such patents and trademarks have been assigned to the Company by Mr. Mardikian subject to certain royalty and license arrangements. There can be no assurance that any patent or trademark relating to the Company's products will not be challenged, invalidated, or circumvented or that the rights granted thereunder will provide a competitive advantage to the Company. Furthermore, no assurance can be given that the protection of any patents or trademarks that have been secured by Mr. Mardikian and assigned to the Company, or that may be issued in the future, will be held valid if subsequently challenged. Issued patents or trademarks can later be held invalid by a court. In addition, other entities may currently have, or may obtain in the future, patent or trademark rights which they may claim conflict with the Company's patents and may attempt to block the Company's use of its patents. The foregoing possibilities may require the Company to obtain a license from or other arrangement with an unknown entity. There can be no assurance that the Company will be able to obtain any such licenses or cooperative arrangements on reasonable terms, if at all, or that the patents or trademarks underlying any such licenses will be valid or enforceable. In addition, if the Company becomes involved in litigation over such patents or other proprietary rights, such litigation could consume a substantial portion of the Company's time and resources.

        The Company also relies on trade secret protection for its confidential and proprietary information. However, trade secrets are difficult to protect and there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its rights to unpatented trade secrets. The Company requires its employees, consultants and advisors to execute a confidentiality agreement. The agreements generally provide that all trade secrets and inventions conceived by the individual and all confidential information developed or made known to the individual during the term of the relationship shall be the exclusive property of the Company and shall be kept confidential and not disclosed to third parties except in specified circumstances. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's proprietary information in the event of unauthorized use or disclosure of such information. Certain former consultants no longer working for the Company were not required to sign such confidentiality agreements, which may increase the risk of disclosure of the Company's trade secrets to third parties. To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to the Company's proposed projects, disputes may arise as to the proprietary rights to such information which may not be resolved in favor of the Company. Certain of the Company's consultants are employed by or having consulting agreements with third parties and any inventions discovered by such individuals in that capacity generally will not become property of the Company.

        CHANGING TECHNOLOGY; RISK OF OBSOLESCENCE. The personal watercraft and boating industries are subject to changes in technology, including, but not limited to, engine, hull and jet pump improvements and new craft and product introductions. Accordingly, the Company's ability to compete will be dependent upon its ability to adapt quickly to technological changes and to develop new personal watercraft and boats and perhaps engine emissions technologies based on those changes to satisfy evolving customer and government requirements. Technological advances may result in the development by others of new personal watercraft and boats that are competitive with, superior to, or render obsolete the products offered by the Company. There can be no assurance that current technologies, or technologies yet to emerge, will not in the future compete with the products offered by the Company, or that the Company will be able to purchase or license such technologies.

        DEPENDENCE ON KEY PERSONNEL; NEED FOR ADDITIONAL PERSONNEL. As of December 31, 1998, Sonic Jet had only 130 full-time employees, 10 full or part-time consultants and various other consultants which it uses on an as-needed basis. The success of the Company will be dependent upon its ability to hire and retain additional qualified manufacturing, engineering, sales, marketing and other necessary personnel. There can be no assurance that the Company will be able to attract and retain necessary personnel, or that qualified individuals already earmarked for key positions will still be available as they are needed and when the Company has the capital resources to adequately compensate them. The success of the Company will be highly dependent on the personal efforts of Mr. Mardikian, the designer, developer and inventor of Sonic Jet's personal watercraft, and on certain other key personnel. Although the company has entered into an employment agreement with Mr. Mardikian expiring in July 2002, and intends to apply for "key-person" life insurance for Mr. Mardikian in the amount of $1 million or more, the loss of his services or the services of other key personnel would have a material adverse effect upon the Company's business and prospects.

        CONTROL BY CURRENT STOCKHOLDERS. Management beneficially owns approximately 80% of the issued and outstanding voting shares of the Company's capital stock. Accordingly, management will be able to control, or influence significantly, the affairs and operations of the Company.

        AUTHORIZATION OF PREFERRED STOCK. The Company's Certificate of Incorporation authorizes the issuance of "blank check" preferred stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the Company's Common Stock and Preferred Stock. The future issuance of other series or classes of preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. The possible impact of the issuance of other classes or series of preferred stock on takeover attempts could adversely affect the price of the Common Stock and the Preferred Stock. Although the Company has no present intention to issue any shares of its preferred stock other than the Preferred Stock offered hereby, there can be no assurance that the Company will not do so in the future.

        NO DIVIDENDS. The company has paid no cash dividends to date on its common Stock and does not intend to declare or pay any such dividends in the foreseeable future.

        SECURITIES AND EXCHANGE COMMISSION INFORMAL INVESTIGATION. The Company has been advised by the staff of the Securities and Exchange Commission ("SEC") that it is conducting an informal investigation regarding the Company, and the staff has requested certain documents in connection with this. The Company is cooperating fully with the SEC staff, and the management of the Company believes that this matter will be satisfactorily resolved.

COUNTRY RISKS

        GENERAL. The Company conducts, and intends to conduct, a significant portion of its manufacturing operations in the People's Republic of China (the "PRC"). As a result, the Company's business, financial condition and results of operations may be influenced by the general political, social and economic situation in the PRC. Accordingly, the Company may be subject to political and economic risks, including political instability, currency controls and exchange rate fluctuations, and changes in import/export regulations, tariffs, duties and quotas.

        MARKET DECLINE IN SOUTHEAST ASIA. Several countries in Southeast Asia, including Korea, Thailand and Indonesia, have experienced a significant devaluation of their currencies and a decline in the value of their capital markets. In addition, these countries have experienced a number of bank failures and consolidations. Because virtually all of the Company's products are sold into developed countries not experiencing these declines, the Company does not believe that the declines in Southeast Asia will affect the demand for the Company's products. Furthermore, because most of the Company's products are, or at the Company's request may be, paid for in U.S. dollars, the Company believes that it is less susceptible to the effects of a devaluation, if subsequently experienced, in the PRC Renminbi. The decline in the currencies of these countries may, however, render the Company's products less competitive if competitors in southeast Asia are able to manufacture competitive products at a lower effective cost. No assurance can be given as to the ability of the Company's products to continue to compete with the products of competitors from these countries or that currency or other effects of the decline in Southeast Asia will not have a material adverse effect on the Company's business, financial condition and results of operations.

        EXCHANGE RATE RISK. All of the Company's sales are denominated in U.S. Dollars. A portion of the Company's expenses are denominated in Renminbi. The Company is subject to a variety of risks associated with changes among the relative value of the U.S. Dollar and the Renminbi. The Company does not currently hedge its foreign exchange positions. Any material increase in the value of the Renminbi relative to the U. S. Dollar would increase the Company's expenses and therefore would have a material adverse effect on the Company's business, financial condition and results of operations.

        INFLATION RISK. The annual inflation rate in the PRC was approximately 21.7%, 14.8% and 8.3% in 1994, 1995 and 1996, respectively. The Company does not consider that inflation in the PRC has had or will have a material impact on its results of operations. No assurance can be given that inflation in the PRC will not have a material adverse effect on the business, financial condition and results of operations of the Company in the future.

RISKS RELATING TO THE PRC

        Investment in the Company may be adversely affected by the political, social and economic environment in the PRC. The PRC is controlled by the Communist Party of China. Under its current leadership, the PRC has been pursuing economic reform policies, including the encouragement of private economic activity and greater economic decentralization. There can be no assurance, however, that the PRC government will continue to pursue such policies, that such policies will be successful if pursued, or that such policies will not be significantly altered from time to time. Economic development may be limited as well by the imposition of austerity measures intended to reduce inflation or reform moneylosing state-owned enterprises, the inadequate development or maintenance of infrastructure or the unavailability of adequate power and water supplies, transportation, raw materials and parts, or a deterioration of the general political, economic or social environment in the PRC, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, economic reforms and growth in the PRC have been more successful in certain provinces than others, and the continuation or increase of such disparities could affect the political or social stability of the PRC.

        MFN STATUS. The PRC currently enjoys Most-Favored-Nation ("MFN") status granted by the U. S., pursuant to which the U. S. imposes the lowest applicable tariffs on PRC exports to the U. S. The U. S. annually reconsiders the renewal of MFN trading status for the PRC. No assurance can be given that the PRC's MFN status will be renewed in future years. The PRC's loss of MFN status could adversely affect the Company's business by raising prices for its products in the U. S., which could result in a reduction in demand for the Company's products by its U. S. customers.

        LOSS OF PRC FACILITIES; NATIONALIZATION; EXPROPRIATION. If for any reason the Company were required to move its manufacturing operations outside of the PRC, the Company's profitability, competitiveness and market position could be materially jeopardized, and there could be no assurance that the Company could continue such manufacturing operations. The Company's business and prospects are dependent upon agreements with various entities controlled by PRC governmental instrumentalities. Not only would the Company's operations and prospects be materially and adversely affected by the failure of such entities to honor these contracts, but it might be difficult to enforce these contracts in the PRC. The Company's investment in property, facilities and improvements in the PRC are significant. There can be no assurance that assets and business operations in the PRC will not be nationalized, which could result in the total loss of the Company's investments in that country, or that the Company's ownership interest in its properties and facilities will not otherwise by impaired, which could result in a significant loss of, or depreciation in the value of, such assets. Following the formation of the PRC in 1949, the PRC government renounced various debt obligations incurred by predecessor governments, which obligations remain in default, and expropriated assets without compensation. Accordingly, an investment in the Company involves a risk of total loss.

        GOVERNMENT CONTROL OVER ECONOMY. The PRC only recently has permitted greater provincial and local economic autonomy and private economic activities. The PRC central government has exercised and continues to exercise substantial control over virtually every sector of the PRC economy. Accordingly, PRC government actions in the future, including any decision not to continue to support current economic reform programs and to return to a more centrally planned economy, or regional or local variations in the implementation of economic reform policies, could have a significant effect on economic conditions in the PRC or particular regions thereof. Any such developments could affect current operations of and property ownership by foreign investors.

        PRC LAW; EVOLVING REGULATIONS AND POLICIES. The PRC's legal system is a civil law system based on written statutes in which decided legal cases have little value as precedents, unlike the common law system in the U. S. The PRC does not have a well developed, consolidated body of law governing foreign investment enterprises. As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation. In addition, the legal system of the PRC relating to foreign investments is both new and continually evolving, and currently there can be no certainty as to the application of its laws and regulations in particular instances. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published, statements regarding these evolving policies have been conflicting, and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. As the legal system in the PRC develops with respect to these new types of enterprises, foreign investors may be adversely affected by new laws, changes to existing laws (or interpretations thereof) and the preemption of provincial or local laws by national laws. In circumstances where adequate laws exist, it may not be possible to obtain timely and equitable enforcement thereof. The Company's activities in the PRC are by law subject, in some circumstances, to administrative review and approval by various national and local agencies of the PRC government. Although the Company believes that the present level of support from local, provincial and national governmental entities enjoyed by the Company benefits the Company's operations in connection with administrative review and the receipt of approvals, there is no assurance that such approvals, when necessary or advisable in the future, will be forthcoming. The inability to obtain such approvals could have a material adverse effect on the Company's business, financial condition and results of operations.

        DEPENDENCE ON PRC PARTIES. Two of the company's facilities are owned by Sino-foreign contractual joint ventures in which the Company has a majority interest. The other parties to these contractual joint ventures are entities that are controlled by PRC governmental bodies.

        The efficient and cost-effective operation of these facilities depends upon the cooperation and support of the development authorities and the joint venture partners (collectively, the "PRC Parties"). Should a dispute develop between the Company and any of the PRC Parties, there can be no assurance that the Company would be able to enforce its understanding of its agreements or interests with any of such PRC Parties, which could result in a significant loss of, or depreciation in the value of, the Company's property and facilities. In any event, ownership interests of land and improvements are considerably more attenuated in the PRC. The Company's investment in property, facilities and improvements are significant and could not be replaced without a considerable new investment, if at all. The lack of cooperation by any of the PRC Parties could subject the Company to additional risks and costs, including the interruption or cessation of its present operations in the PRC, all of which would have a material adverse effect on the Company's business, financial condition and results of operations.


COMPANY OVERVIEW

Sonic Jet Performance, Inc. through its predecessors Mardikian Design and Laser Jet Performance, Inc., has been in the personal watercraft design business since 1986. Sonic Jet Performance, Inc. was organized in 1994 as a successor to Laser Jet Performance to design and manufacture personal watercraft, jet boats, emergency watercraft, utility craft and accessories. Sonic Jet is a recognized leader in high performance new product design in the personal watercraft industry and has begun marketing emergency fire and rescue watercraft. Through a licensing agreement with Mardikian Design, Sonic Jet has direct access to unique, advanced patented products and designs.

Mardikian Design, founded by Albert Mardikian, began in 1986 to develop high performance personal watercraft concentrating on racing. Sonic Jet was then organized in 1994 by Mr. Mardikian and Mr. Hratch Khedesian to capitalize on their vision to provide high performance personal watercraft to a rapidly growing niche of enthusiasts who were demanding more performance and features.

Since 1994, Sonic Jet has been involved in research and development, prototype production and testing of a variety of new products. Design, testing, tooling and molds for the 2 seater Cafe Racer, the 3 seater Cafe Racer III and the Eagle Cruiser personal watercraft have been completed. Research and development has been completed and production has begun on the Sonic Jet Delta 7-passenger recreational personal watercraft and the Fire Rescue Jet; and research and development has been finalized for the line of Sonic Jet Vortex recreational boats, featuring 22-foot and 19-foot models. Production models are currently being sold through dealers worldwide. During this period, Sonic Jet designed and put into production a line of SuperSonic sport trailers which won the 1998 International IMTEC Design Achievement award. Sonic Jet was one of 250 manufacturers competing for this award.

Sonic Jet has spent much of 1998 continuing development of its line of Personal Water Crafts as well as establishing dealers for the boats and trailers throughout both the United States and internationally. The Personal Water Crafts ("PWC") and trailers are sold to dealers for distribution to the retail market.

Complementing the line of sporting boats, Sonic Jet offers a full line of utility watercraft custom-designed for use by fire departments and rescue teams. These boats offer fire and de-watering pumps, water-tight emergency equipment compartments and capacity for 5- 25 passengers. The Fire Rescue Jet, the only product sold directly to the end-user, is currently utilized by the U.S. Coast Guard, several international police and coast guard units as well as numerous fire departments with need for water based equipment. Sonic Jet's patented hull design adds a new dimension, producing a safer and more stable craft for PWC's exceeding 55mph.

Sonic Jet is presently headquartered in Southern California, a huge market for personal watercraft and home to many of the largest companies in the industry. Kawasaki, Yamaha, Suzuki and Honda, along with many parts and after market product companies are situated nearby, as well. Several industry-related organizations are also in Southern California including the IJSBA, the industry's leading competition organizer and user advocate, as well as several publishers including DealerNews Magazine, Personal Watercraft Illustrated and Splash Magazine.


INDUSTRY PROFILE

Personal Watercraft

Retailing 130,000 units at over $800 million in 1998 the personal watercraft is the youngest and fastest growing of the motor sport recreational products businesses(1). Although the first mass produced machines are thought to be JET SKI's (by Kawasaki), Bombardier's early SEA-DOO was on the market in 1967. The SEA-DOO was discontinued shortly thereafter due to a lack of interest and technical problems. Kawasaki introduced its watercraft in 1974 and for several years, did very modest volume due largely to the fact that their "stand-up" craft required considerable athletic skill and strength to ride and were only single rider units. After almost discontinuing the product in the late 70's, Kawasaki found that a loyal cadre of riders was growing. In 1982, the IJSBA was formed to conduct race events.

Sales gradually expanded and Yamaha, observing this growth, quickly introduced new products. Yamaha perceived an opportunity to differentiate their product and broaden its appeal by offering an easy to ride, sit-down model, often referred to as a runabout. Yamaha's effort was moderately successful and grew fairly well over the first two to three years. Yamaha's introduction of this sit-down model aroused the interest of many more potential consumers.

Bombardier re-entered the market with a redesign of the SEA-DOO in 1989. The SEA-DOO models were faster and better-performing than Yamaha, immediately drawing notice from enthusiasts and dealers. Bombardier increased production in 1990, and in 1991 introduced the XP, a very significant model. From their experience in snowmobiles, Bombardier knew that superior performance quickly differentiates manufacturer and model. As a result, the Bombardier SEA-DOO became the biggest selling brand even though they entered the market after Kawasaki and Yamaha. SEA-


--------

(1) National Marine Manufactures Association - Retail Market Review

DOO's dramatically illustrate that speed and performance generate the excitement and pleasure customers are seeking. Today, SEA-DOO dominates the market even though Kawasaki, Yamaha and Polaris now have comparable models. Performance and speed sells watercraft, which are two of the characteristics of Sonic Jet's line of PWCs.

Boats and Accessories

In the 1980's, boats of all kinds were sold in unprecedented numbers. In units sold and actual dollars spent, boat manufactures enjoyed enormous economic growth. In 1988, this trend began to reverse, with units sold decreasing 41%. The period from 1989-1991 showed the results of the passage of the luxury tax and manufacturers' unrealistic inventories.

Since the repeal of the luxury tax and the overall economic upturn, boat sales are again showing steady increases. From a high of nearly $6 billion in 1988, boat sales plummeted to less than $3 billion in 1993. Increasing to $3.8 billion in 1994, showing steady growth to $4 billion in 1995, $4.2 billion in 1996, and $4.5 billion in 1997; and are projected at $5 billion in 1999. Historically, it has always followed that as discretionary income grows, boat sales also grow.

A Los Angeles Times article on February 1, 1997 stated "Once the (luxury) tax was repealed in 1993 -- and the economy stabilized -- manufacturers found themselves facing newer, savvier consumers. Family boats presently account for 85% of sales and buyers know exactly what they want." That same article indicates, "Last year alone, 60,000 boats were sold in California, a 42% increase from 1991."

1997 boating registration statistics by State show the top five are:

               Michigan                     957,105
               California                   894,347
               Florida                      796,662
               Minnesota                    768,555
               Texas                        615,438

Total boat registrations in the country reached 12,303,724 in 1997.(1)

Estimated retail expenditures on boating increased from a low of $10 billion in 1992 to $19.1 billion in 1998.(2)

These figures include sales of new and used boats, motors and engines, accessories, safety equipment, fuel, insurance, docking, maintenance, launching, storage, repairs and club memberships.

Utility Watercraft (Fire, Rescue, Patrol)

Utility boats, particularly those used for fire and rescue operations, offer another niche market for Sonic Jet's faster, more maneuverable and cost effective Fire Rescue Jet. With 181,518 miles of waterways in the United States alone, opportunities for fire and rescue watercraft abound. Of the 3,536 counties in the U.S., 88 of them are located in coastal regions. County purchases alone constitute an enormous market for Sonic Jet's Rescue Jet and Fire Rescue Jet products. Currently, few municipalities in the country have fire and rescue capabilities. This is largely due to the prohibitive cost of currently available products. Sonic Jet's Fire Rescue Jet offers a cost effective solution for municipalities with limited funds and an unanswered need.


DISTRIBUTION

An important element of the market is retail distribution (i.e., dealers who sell to consumers directly). Motorsport dealers sell the majority of personal watercraft. Industry observers agree that approximately 85% to 90% of all personal watercraft sold in the U.S. are sold by 2500 motorsport dealers. This is significant because Sonic Jet, through Sonic Jet International, Inc., the exclusive marketer of the Company's products in North and South America, Europe, some Pacific Rim countries and the Middle East, is in the process of securing dealer representation by offering competitively priced personal and utility watercraft of superior performance. Targeted dealers customarily sell one, two, or three major personal watercraft lines. These dealers have the sales know-how, are known in their respective markets and offer a


--------

(1) National Marine Manufacturers Association - 1998 Retail Market Review

(2) National Marine Manufacturers Association - 1998 Retail Market Review broad selection of products, accessories and services, including insurance and financing, in order to assist customers and ensure the sale.

Sonic Jet International, Inc. has identified the leading personal watercraft dealers and boat and accessory dealers throughout the U.S. and has designed the programs necessary to secure their representation. Sonic Jet is currently involved with the Mercury Marine network of dealers worldwide and will be expanding that relationship as new products are completed and ready for distribution.

Sales in Canada will be made concurrently with the U.S. in much the same manner. Canada's total market demand is approximately 10% of the U.S.'s or approximately 20,000 units per year.

The overseas market is growing and in some areas growing very rapidly. Sonic Jet's overseas targets include Europe, the Middle East, Central and South America and the Pacific Rim. In China, Sonic Jet is the only western manufacturer for power and recreational boats to serve the expanding market of executives spending more recreational time as this economy thrives. For utility watercraft, the markets include every country that has a developed coastline. In overseas markets, Sonic Jet intends to sell its watercraft and accessories through established distributors and dealers.

Sonic Jet estimates that the overseas export market for personal watercraft and jet boats, excluding Canada, is approximately 40,000 to 50,000 units per year, projecting 100,000 units annually within the next three years.

Although Sonic Jet is primarily concentrating its marketing of PWC's and Jet Boats in the US market, overseas distribution of the Rescue Jet and Fire-Rescue Jet will occur immediately.


COMPETITION

The PWC and sport/recreational boat market(s) are highly competitive. Competition is based upon a number of factors, including performance, price, quality, reliability, styling, product innovations/ features and warranties. At the dealer level, competitors are more diversified and have financial and marketing resources which are substantially greater than those of the Company.

Presently, the PWC market is dominated by a small group of manufactures that includes Yamaha (Waverunner(TM)), Kawasaki (Jetski(TM)), Polaris and Bombardier (SeaDoo(TM)). In 1992, Bombardier (who introduced the first PWC in 1967 but left the market shortly thereafter) re-emerged and introduced the new Sea-Doo. The re-engineered Sea-Doo is faster and better performing than the competition, quickly reclaiming the position as the top selling brand despite the previous dominance of Yamaha and Kawasaki, subsequently proving that speed and performance sell watercraft.

Competition within the powerboat manufacturing industry is intense. While the high performance sports boat market comprises only a small segment of all boats manufactured, the higher prices commanded by these boats make it a significant market in terms of total dollars spent. The Company believes that speed, performance, quality, image and safety are the main competitive factors in its market segment, with styling and price being somewhat lesser considerations. The market for sport/recreational boats is much larger than that for high performance boats. However, there are many more manufacturers of luxury/performance boats.


MARKET OPPORTUNITY

Sonic Jet's product and production plans are fully integrated with its marketing and sales strategy. Sonic Jet gives the dealers what they need to be profitable:
Safe performing products, sleekly designed and priced right combined with incentive programs. The Company believes this marketing strategy will ensure the best return on the investment for the Company and the appointed dealers for both the near and long term. Today, and for the foreseeable future, the most important elements to successfully marketing watercraft are performance, safety, styling and price.

Sonic Jet's design, marketing and promotion strategy of its personal watercraft, boats and accessories reinforce its winning performance with a racing image. Sonic Jet's participation in race events will further support its high performance image. Sonic Jet's utility watercraft have been lauded by the Coast Guard, New York State Fire Chiefs, American Association of Airport Executives and countless national and international port authorities. This performance image will sell Sonic Jet's products to both consumers and dealers/distributors.

A major problem of other personal watercraft is that all models capable of exceeding 55 miles per hour are inherently unstable and virtually uncontrollable at these speeds. Sonic Jet's patented hull design produces a safer, more stable craft, eliminating the problem.

Sonic Jet's prices are lower but competitive for its personal watercraft, boats and accessories, and considerably lower than the competition for the Fire-Rescue Jet utility vehicles. Sonic Jet offers the end user performance and safety at an affordable price.

Sonic Jet's participation at key events and shows are focused on the water enthusiasts to further build its safety, performance and style reputation. Sonic Jet can and will leverage its products' advantages through an advertising program designed to produce the most effective results.

KEY PRODUCT SEGMENTS

Sport Recreational Boats

The Sonic Jet Vortex line epitomizes safety, style and performance. Its patented hull is constructed of hand laid "S" glass/kevlar family and carbon fiber makes the Vortex hulls stronger and lighter than conventional fiberglass hulls. The patented Gulf Ball design and progressive v-hull provides stability and extraordinary tracking for precision handling. The Vortex comes with many optional safety features, such as rudder-assisted steering for continued control without power and optional features like the patented hydro braking system which reduces speed without the use of the reverse thruster and the patented suspension flooring, that reduces vibration for added passenger comfort. Each model in this line includes covered headlights, hydraulic engine hatch opener and full instrumentation.

1. Sonic Jet Vortex is a 22' and 19' exotic design boat that features a single 175 to 500 hp Mercury Marine 175 V-6 and V8 Sport Jet engines and has either jet or outdrive options. This model had been characterized by industry professionals at the IMTEC Show in October, 1997, as "the first really new innovation seen in boating in many years".

2. Super Veloce 51 (prototype) features twin V-12 Marine engines, creating the most exotic, state of the art luxury-performance boat in the world.

3. The Sonic Jet Delta is a recreational model based on a the Fire-Rescue Jet. Instead of stretcher platforms on each side of the pilot position, a double saddle will hold two persons. This will allow a party of seven passengers to enjoy the thrill of the jet ski experience. Research has shown this configuration to be extremely popular for families. Offering this craft for rent at vacation facilities will create an additional marketing opportunity.

4. The Thunder Jet 1202, is a two passenger, high performance watercraft, the most important category as defined by unit sales volume and product image. By offering the most outstanding performance model, Sonic Jet will gain immediate attention with enthusiast-consumers and will have strong interest from the best dealers. Dealers appreciate the importance of performance as it translates into higher profits.

5. The ThunderJet 1203, a high performance, three-passenger watercraft is in the second most important category. This model type is increasing in sales and has broad market appeal. Sonic Jet will again offer the best overall safety, performance and style in the class.

Utility Watercraft

The Rescue Jet and Fire-Rescue Jet series introduces the world's first jet-driven quick response rescue vehicles. Providing unlimited maneuverability in confined areas and shallow water, the Rescue and Fire-Rescue Jets are easily trailered to emergency areas to deliver fire and rescue assistance. The patented hull design produces a negligible wake at any speed for operation in marinas and other "No Wake" areas and allows the boat to be remarkably stable in rough water and high seas. The fire apparatus along with main engines are controlled from a single station, which allows the fire-rescue jets to be controlled by one person at all times. The craft is more maneuverable and versatile than any currently produced rescue craft and at approximately $50,000 is competitive with the 12-foot - 24-foot fire/rescue boats made by SeaArk and Boston Whaler that cost $60,000 - $180,000

1.  The Fire Rescue Jet is capable of flowing up to 1200 gallons per minute
    (GPM).

2. The Rescue Jet can handle a crew of 5 plus 2 stretchers and can be dropped by helicopter for immediate rescue services.

3. The Fire Rescue Jet Ice Breaker, with a patented unique hull design and the only boat designed with a twin jet and twin 225 hp outboard motors. The outboard is used for high seas and the twin jets for shallow water. At 31', the boat has the capacity to carry up to 25 passengers in an emergency situation . Its advanced pilot house design includes all-weather, heavy sea rescue capability.

4. SuperSonic Sport Trailers are IMTEC award-winning designs and utility breakthrough for 1998. Featuring an aerodynamic fiberglass box with four large storage compartments and ground-effects fender design, they are available in a single, double and triple-axle series. These trailers offer adjustable bunk configurations to accommodate boats, personal watercraft, motorcycles and snowmobiles. Other features include 25 - 50 gallon fuel cell, electric fuel pump and nozzles. Optional features include ski racks, hideaway ramps, rear loading lights, surge brakes and battery chargers with connectors.

Accessories

Sonic Jet has obtained rights to the patents from Mardikian Design and has developed the tooling and designs for Step Ahead, a self retracting boat and personal watercraft step and Aqua Shock, a shock-absorbing steering system for personal watercraft. Sonic Jet is currently in negotiations to license the manufacture of these two innovative accessory products. Additionally, Sonic Jet owns the designs and has developed the mold for exhibition display accessories, but has no current plans for production.


SALES PROGRAMS

Dealer Sales Programs

In addition to the safety, performance and style, Sonic Jet will offer programs and policies designed to meet all dealer requirements and needs.

Key Dealer Sales Program elements are:

1. Demonstrator allowance. This incentive program for dealers will put unit(s) into demo service, a major selling tool. Dealers will earn discounts based on unit orders at the beginning of the model year, or on their first order.

2. Point of Sale Material. Sonic Jet will offer quality action videos, brochures, posters and other sales materials at low cost to dealers.

3. Exclusive Dealer Markets. Dealers will be given a detailed plan for their market area, location and information on all other local dealers. Each dealer will receive a service agreement in an exclusive dealer area in which no other Sonic Jet dealer will compete. This gives dealers the assurance of exclusivity in their market and will motivate them to put maximum effort in promoting and selling Sonic Jet products. Sonic Jet's commitment to exclusive dealer sales locations will give dealers confidence in its line and allow them to promote Sonic Jet's products aggressively. No other company offers the assurance of exclusivity to its dealers.

In virtually every major market in the U.S., too many dealers exist, all competing with each other and selling the same major brands. This results in lower average unit sales per dealer and lower profit margins. Unless these models are very "hot sellers" and in short supply, competing dealers reduce selling prices, thereby producing lower profit margins. This reduces the value of the product line and limits dealers promotional effort. Sonic Jet will create the right mix in the number of the best dealers in key markets to produce strong sales volume, high average unit sales per dealer, higher profit margins and create "franchise value" for Sonic Jet's brand. The quality of dealer representation will be driven by the value and profitability of Sonic Jet's product line.

Sonic Jet executives believe their exclusive Dealer Areas and dealer programs will make Sonic Jet's product line attractive and will enable it to sign the top watercraft retailers in key markets.


Employees

        As of December 31, 1998, the Company had 130 full-time employees and 10 full or part-time consultants. The Company believes that its relations with the employees is good.


                        ITEM 2. DESCRIPTION OF PROPERTY

HUNTINGTON BEACH FACILITY

The Company currently headquarters its corporate offices and new product development with a small assembly operation in a 15,000-square-foot-facility in Huntington Beach, California, which is home for the executive office and the "home-based" sales team. This facility is equipped with CAD-CAM design technology, tooling, welding, fiberglass molding and an assembly line. Due to the dramatic growth of the Company's operations and the large area necessary for storage of the boat shells, Sonic Jet will be relocating a major portion of its production to its "new" facility in Cape Coral, Florida.

CAPE CORAL FACILITY

The Company recently completed negotiations for a second facility in Cape Coral, Florida which includes a leased 4 acre lake, 9 acres of land and a 6,000 sq. ft. warehouse. On January 20, 1999 Lee County, Florida approved and announced the issuance of $5,000,000 in new Industrial development Bonds for the new 100,000-square-foot facility in the North Cape Duty-Free Industrial Zone in Cape Coral, Florida. The authorization for these bonds expires on June 24, 1999 and no assurance can be given that such money will be raised. The facility will house 80% of Sonic Jet's U.S. operations and will have the capacity to produce 2,500 pleasure boats over the next twelve months and eventually fabricate up to 10,000 boats a year. Sonic Jet plans to hire approximately 200 employees within the first year and projects up to 2,000 employees by the end of 2001. Management of Sonic Jet and the Cape Coral City Council, along with other government leaders in the area, reasonably expect the opening of this facility can and will cause a positive economic ripple in the area.

The $5,000,000 in funding from the Industrial Development Bonds will be used to purchase the land and buildings at the facility as well as provide for acquisition of machinery and equipment. The funds will also be used for constructing a 250,000 square-foot facility necessary to accommodate expansion. The Company has also obtained government grants for training new employees and hiring local residents, many of whom are retired executives who will fill executive positions at the new headquarters location.

The City of Cape Coral, Florida on January 26, 1999 announced that it had approved a $100,000 incentive award as part of the agreement for Sonic Jet to move its main production facility to a 100,000-square-foot facility in the North Cape Duty-Free Industrial Zone.

In addition to production/assembly of its PWCs, the Company will soon be capable of producing 30-40 boats per week (20-25 Fire and Rescue Jets, 6-8 Delta Jets and 6-8 Vortex Boats).

Sonic Jet operates two facilities in China under two separate joint ventures.

1) Allied with the Chinese government, the Company has opened a 50,000 square foot facility (expandable to 250,000 sq. ft.) in Nanning, China. Sonic Jet has a 50-year land lease with an option to extend the lease for an additional 50 years. The Company has structured a package that includes no taxation during the first three years of operation, 7% taxation for years 4-6 and a flat 15% tax on profits thereafter. Due to housing and health subsidization's, the monthly cost of the 100 laborers is approximately $40/person, with management personnel (10) costing $75/person. The Nanning facility is currently producing the fiberglass shells for Sonic Jet's boats and PWCs.

    Fiberglass materials made in the US are shipped to the Nanning factory where fabrication of the fiberglass boat parts are done. Testing and quality control processes are performed before the finished parts are shipped back to the Huntington Beach and Florida facilities for assembly. The Nanning facility will accommodate all documentation at the factory using an on-site customs broker and a representative from the Bank of China to facilitate all financial transactions, including payroll. Strategically located on the Yong-Jiang River, the Nanning facility allows containers to be loaded at the factory and proceed to Hong Kong and terminate at Worldport Los Angeles. This strategic alliance provides cost effective labor while conforming to the criteria for US-made products. The Nanning facility began producing parts in January, 1998.

2) Allied with the Chinese government Sonic Jet opened its second Chinese facility located in Dalian, China, a port area in the Northeast business corridor. This 50,000 square foot facility is capable of producing 2,500 pleasure boats per year that will be wholesaled to dealers in the U.S. for $37,500 when fully equipped. As demand for the product lines grow, the Dalian facility can be expanded to 250,000 square feet. The primary products to be produced in the Dalian facility are pleasure boats 19' to 21', a 31-foot rescue craft and the 50-foot Super Velocci.

    Sonic Jet Performance, Inc. is in a joint venture with Sonic Jet Dalian of China which operates the state-of-the-art boat manufacturing facility. The facility will employ nearly 100 people. Albert Mardikian the Chairman and Hratch Khedesian Vice-Chairman, head of R & D and new product development, will supervise all production at these facilities. This includes the ISO 9000 qualified quality control engineers, a complete staff of fiberglass engineers, assembly engineers, and electrical engineers.

    The facility will also house a domestic sales staff to market the production of the Nanning facility and the Dalian facility throughout China. Mr. Mardikian Chairman of Sonic Jet Dalian, stated "There is a huge market in China for the company's rescue craft and personal water craft such as jet skis and pleasure models of the rescue boats, as well as, the full line of Rescue Craft and a new 15 foot pleasure boat specially designed for the Chinese market."

    The output of the Dalian facility will be shipped to Sonic Jet's Florida facility for finishing and installation of the drive train. The output of the Nanning facility is shipped to both the Florida and California facilities.



                           ITEM 3. LEGAL PROCEEDINGS

        The Company is not a party to any litigation and is not aware of any pending or threatened litigation against the Company.


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fiscal year ended December 31, 1998, except as follows:

        In July 1998, pursuant to a Notice of Arrangement Regarding Appointment of Directors Without A Meeting, as filed on a Form 14f, the following persons were appointed directors of the Company: Alex Mardikian, Hratch Khedesian, Vatche Khedesian and George T. Faye.

        On November 2, 1998, the Company held a Special Meeting of Shareholders. At such meeting, at which no proxies were solicited, shareholders holding 5,000,000 out of 6,310,000 shares approved an amendment to the Company's Articles of Incorporation to change the name of the Company from Boulder Capital Opportunities III, Inc. to Sonic Jet Performance, Inc.

                                     PART II

        ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock began trading on the Nasdaq Over-the-Counter Market ("NASDAQ") on September 25, 1998 under the symbol SJET. Pursuant to records of the Company's transfer agent, the Company had 30 stockholders of record as of December 31, 1998. The following table sets forth the low and high sale prices for the Common Stock as reported by Nasdaq. All prices do not give effect to a two-for-one stock split that the Company effected in March 1999.

         YEAR ENDED DECEMBER 31, 1998:       LOW SALES PRICE   HIGH SALES PRICE
         -----------------------------       ---------------   ----------------
         Month Ended September 30, 1998           5.00              5.50
         Month Ended October 30, 1998             4.94              5.50
         Month ended November 30, 1998            4.50              5.63
         Month Ended December 31, 1998            4.44              6.13



      ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        The following sets forth selected items from the Company's statements of operations and the percentages that such items bear to net sales for the fiscal years ended December 31, 1998 ("FY98") and December 31, 1997 ("FY97").

                                              1998                       1997
                                      -------------------         ------------------
Sales                                 $688,991     100.00%        $213,583    100.00%
Cost of sales                         $375,321      54.47%         $90,666     42.45%
Selling, general, and                 $512,313      76.36%        $520,450    243.68%
administrative
Loss from operations                 ($198,643)    (28.83%)      ($397,533)  (186.13%)
Interest Expense                       $67,205       9.75%         $36,946     17.30%
Net loss                              ($60,314)     (8.75%)      ($412,777)  (193.26%)


FY 98 COMPARED WITH FY 97

NET SALES Net sales for FY 98 increased by $475,408, or 222%, to $688,991 compared to $213,583 for FY 97. Management attributes this increase in sales to the following. Sales of Trailers increased by $45,144 or 234% from $19,204 in 1997 and to $64,318 in 1998. Sales of Rescue Jets increased by $323,202 or 193% from $167,143 in 1997 to $490,345 in 1998. Sales of Delta Jets amounted to $103,731 in 1998 as compared to none in 1997.

COST OF SALES Cost of Sales for FY 98 increased by $284,655 or 314%, to $375,321 compared to $90,666 for FY 97.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses for FY 98 decreased $8,137, or 1.56%, to $512,213 compared to $520,450 for FY 97. Major components of selling, general and administrative expenses are as follows: Administrative wages increased by $26,983 or 34% from $78,580 in 1997 to $102,833 in 1998; travel expense increased by $22,905 or 1,163% from $1,968 in 1997 to $24,902 in 1998. Increases in travel expenses were mostly due to trips by management to its China subsidiary. Outside services mostly attributable to increased temporary administrative staff needs amounted to $37,805 in 1998 as compared to none in 1997. Insurance expense increased from $6,187 in 1997 to $18,784 in 1998. Commission expense increased by $17,327 from $6,823 to $24,150 as a result of the increase in sales volume for 1998. Advertising expense increased by $13,263 from $2,614 in 1997 to $16,327 in 1998 and marketing wages for 1998 were $10,541 as compared to none for 1997. Advertising and marketing wages increases were attributable to the increased sales efforts introduced by Sonic Jet International, Inc., the exclusive marketer of the Company's products in North and South America, Europe, some Pacific Rim countries and the Middle

East. As a result of the increase in manufacturing efforts of the Company, utilities expense increased by $16,745 or 352.9% from $4,475 in 1997 to $21,220 in 1998.

NET LOSS Net loss for FY 98 decreased by $352,463, or 85.39%, to $60,314 for FY 98 compared to $412,777 for FY 97.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal sources of capital have been cash flow from its operations, the sale of Series A Convertible Preferred Stock and loans on an as needed basis.

        On June 17, 1998, the Company issued 1,600 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") for $1,500,000, net of a discount of $100,000. The holders of Series A Preferred Stock are not entitled to receive dividends. The Series A Preferred Stock is convertible to common stock at the option of the holders, subject to certain limitations, and is limited to a formula of either a fixed conversion price of $4.00 per share or a variable conversion price, as defined, not to exceed the fixed conversion price or at a price that includes an unpaid premium if said premium is not paid in cash prior to conversion. For conversion purposes, the holders of Series A Preferred Stock stockholders are entitled to an 8% premium from the day following the date of issuance to the conversion date. If said premium is not paid in cash, the premium is added to the face amount of $1,000 per share to determine the number of common shares to be received on conversion. A total of 800,000 shares of common stock have been reserved for the conversion of the Series A Preferred Stock.

        The Series A Preferred stock is automatically convertible into common stock on the fifth anniversary of the issuance date. If such conversion does not take place at maturity, then the holders of the Series A Preferred Stock can require the Company to purchase the shares for cash at a redemption amount as defined.

        Subsequent to December 31, 1998, Sonic Jet International, Inc., which currently has exclusive rights to market the Company's products in North and South America, Europe, some Pacific Rim countries and the Middle East, loaned the Company approximately $400,000. The Company expects to collect on its receivable from Sonic Jet International, Inc. which stood at $366,123 as of December 31, 1998 and pay off substantially all of the loan balance or settle the amount by set-off.

        Based on its current operating plan, the Company anticipates that additional financing will be required to finance its operations and capital expenditures. The Company's currently anticipated levels of revenues and cash flow are subject to many uncertainties and cannot be assured. Further, unforeseen events may occur causing the Company to raise additional funds. The amount of funds required by the Company will depend upon many factors, including without limitation, the extent and timing of sales of the Company's products, future product costs, the timing and costs associated with the establishment and/or expansion, as appropriate, of the Company's manufacturing, development, engineering and customer support capabilities, the timing and cost of the Company's product development and enhancement activities and the Company's operating results. Until the Company generates cash flow from operations which will be sufficient to satisfy its cash requirements, the Company will need to seek alternative means for financing its operations and capital expenditures and/or postpone or eliminate certain investments or expenditures. Potential alternative means for financing may include leasing capital equipment, obtaining a line of credit, or obtaining additional debt or equity financing. There can be no assurance that, if and when needed, additional financing will be available, or available on acceptable terms. The inability to obtain additional financing or generate sufficient cash from operations could require the Company to reduce or eliminate expenditures for capital equipment, research and development, production or marketing of its products, or otherwise curtail or discontinue its operations, which could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, if the Company raises funds through the sale of additional equity securities, the Common Stock currently outstanding may be further diluted.

YEAR 2000 COMPLIANCE

        We have completed a comprehensive review of our computer systems to identify all software applications that could be affected by the inability of many existing computer systems to process time-sensitive data accurately beyond the year 1999 (referred to as the "Year 2000" issue). We are also continuing to monitor our computer systems and we are monitoring the adequacy of the processes and progress of third-party vendors of systems that may be affected by the Year 2000 issue. We are dependent on third-party computer systems and applications, particularly with respect to such critical tasks as accounting, billing and buying. We also rely on our own computer systems. The company expects to complete its Year 2000 compliance program by mid-1999 and anticipates that its total additional expenditures on such program will not exceed $5,000. However, we may experience cost overruns in the future, which could have a material adverse effect on our business, results of operations and financial condition. While we believe our procedures are designed to be successful, because of the complexity of the Year 2000 issue and the interdependence of organizations using computer systems, our efforts, or those of third parties with whom we interact, may not be satisfactorily completed in a timely fashion. If we fail to adequately address the Year 200 issue, then our business, results of operations and financial condition could be materially adversely affected.


              ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           SONIC JET PERFORMANCE, INC.
                                 AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 1998 AND 1997



Sonic Jet Performance Dec98 Aud     #7419    4/14/99

                                      SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                                                                        CONTENTS
                                                               DECEMBER 31, 1998

                                                                           Page
                                                                          ------
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                           1

FINANCIAL STATEMENTS

      Consolidated Balance Sheet                                           2 - 3

      Consolidated Statements of Operations                                  4

      Consolidated Statements of Stockholders' Equity                        5

      Consolidated Statements of Cash Flows                                6 - 7

      Notes to Consolidated Financial Statements                           8 - 16

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Sonic Jet Performance, Inc. and subsidiary

We have audited the accompanying consolidated balance sheet of Sonic Jet Performance, Inc. and subsidiary as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonic Jet Performance, Inc. and subsidiary as of December 31, 1998, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

The Securities Exchange Commission is currently conducting an informal investigation of the Company. Management is of the opinion that the outcome of this investigation will not be unfavorable.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 1, 1999

                                      SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                               DECEMBER 31, 1998

================================================================================

                       ASSETS

CURRENT ASSETS
      Cash                                                            $  133,135
      Accounts receivable - trade                                         38,953
      Inventories                                                      2,467,586
      Due from related parties                                           472,536
      Prepaid inventories                                                202,514
      Other receivables                                                   33,414
      Other current assets                                                14,677
                                                                      ----------

           Total current assets                                        3,362,815

PROPERTY AND EQUIPMENT, net                                            2,706,269

OTHER ASSETS
      Organization cost, net                                              27,565
      Other                                                               54,245
                                                                      ----------

        TOTAL ASSETS                                                  $6,150,894
                                                                      ==========


   The accompanying notes are an integral part of these financial statements.

                                      SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                                          CONSOLIDATED BALANCE SHEET (CONTINUED)
                                                               DECEMBER 31, 1998

================================================================================

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                                  $   130,454
      Accrued payroll taxes                                                   9,627
      Other accrued liabilities                                               4,000
      Due to related parties                                                 20,589
      Accrued interest payable                                               88,872
                                                                        -----------

           Total current liabilities                                        253,542

NOTE PAYABLE - STOCKHOLDER                                                  600,000
                                                                        -----------

                Total liabilities                                           853,542
                                                                        -----------

MINORITY INTEREST                                                           680,906
                                                                        -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
      Preferred stock, no par value
           10,000,000 shares authorized
           Series A Convertible Preferred stock
           1,600 shares issued and outstanding                            1,500,000
      Common stock, no par value
           100,000,000 shares authorized
           12,620,000 shares issued and outstanding                       3,599,694
      Accumulated comprehensive income                                      (10,157)
      Accumulated deficit                                                  (473,091)
                                                                        -----------

                Total stockholders' equity                                4,616,446
                                                                        -----------

                     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 6,150,894
                                                                        ===========


   The accompanying notes are an integral part of these financial statements.

                                      SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                FOR THE YEARS ENDED DECEMBER 31,

================================================================================

                                                       1998                  1997
                                                   ------------          ------------
SALES                                              $    688,991          $    213,583

COST OF SALES                                           375,321                90,666
                                                   ------------          ------------

GROSS PROFIT                                            313,670               122,917

GENERAL AND ADMINISTRATIVE EXPENSES                     512,313               520,450
                                                   ------------          ------------

LOSS FROM OPERATIONS                                   (198,643)             (397,533)
                                                   ------------          ------------

OTHER INCOME (EXPENSE)
      Other income                                      136,116                    97
      Other expense                                          --               (10,002)
      Interest income                                    33,187                 9,021
      Interest expense                                  (67,205)              (36,946)
                                                   ------------          ------------

           Total other income (expense)                 102,098               (37,830)
                                                   ------------          ------------

LOSS BEFORE MINORITY INTEREST                           (96,545)             (435,363)

MINORITY INTEREST                                        36,231                22,586
                                                   ------------          ------------

NET LOSS                                           $    (60,314)         $   (412,777)
                                                   ============          ============

BASIC LOSS PER SHARE                               $      (0.01)         $      (0.04)
                                                   ============          ============

DILUTED LOSS PER SHARE                             $      (0.01)         $      (0.04)
                                                   ============          ============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING           10,709,438            10,000,000
                                                   ============          ============



   The accompanying notes are an integral part of these financial statements.

                                      SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                FOR THE YEARS ENDED DECEMBER 31,

================================================================================



                                                   Preferred Stock                   Common Stock
                                                Shares         Amount           Shares           Amount
                                               --------      -----------       ----------      -----------
BALANCE, DECEMBER 31, 1996                           --      $        --               --      $        --
CAPITAL CHANGES DUE TO RECAPITALIZATION                                        10,000,000        5,765,234
ADJUSTMENT TO CONTRIBUTED CAPITAL                                                               (2,195,415)
NET LOSS
                                               --------      -----------       ----------      -----------
BALANCE, DECEMBER 31, 1997                           --               --       10,000,000        3,569,819
ISSUANCE OF COMMON STOCK                                                          600,000           30,000
ISSUANCE OF PREFERRED STOCK                       1,600        1,500,000
CAPITAL CHANGES DUE TO RECAPITALIZATION                                         2,020,000             (125)
CUMULATIVE TRANSLATION ADJUSTMENT
NET LOSS
                                               --------      -----------       ----------      -----------
      BALANCE, DECEMBER 31, 1998                  1,600      $ 1,500,000       12,620,000      $ 3,599,694
                                               ========      ===========       ==========      ===========

                                               Accumulated
                                                 Compre-
                                                 hensive         Accumulated
                                                  Income           Deficit           Total
                                                -----------      -----------      -----------
BALANCE, DECEMBER 31, 1996                      $        --      $        --      $        --
CAPITAL CHANGES DUE TO RECAPITALIZATION                                             5,765,234
ADJUSTMENT TO CONTRIBUTED CAPITAL                                                  (2,195,415)
NET LOSS                                                            (412,777)        (412,777)
                                                -----------      -----------      -----------
BALANCE, DECEMBER 31, 1997                               --         (412,777)       3,157,042
ISSUANCE OF COMMON STOCK                                                               30,000
ISSUANCE OF PREFERRED STOCK                                                         1,500,000
CAPITAL CHANGES DUE TO RECAPITALIZATION                                                  (125)
CUMULATIVE TRANSLATION ADJUSTMENT                   (10,157)                          (10,157)
NET LOSS                                                             (60,314)         (60,314)
                                                -----------      -----------      -----------
      BALANCE, DECEMBER 31, 1998                $   (10,157)     $  (473,091)     $ 4,616,446
                                                ===========      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                                      SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                FOR THE YEARS ENDED DECEMBER 31,


================================================================================


                                                            1998             1997
                                                         -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                              $   (60,314)     $  (412,777)
   Adjustments to reconcile net loss to net cash
      used in operating activities
        Depreciation and amortization                         36,826          108,518
        Minority interest                                    (16,783)              --
        Common stock issued for services                      30,000               --
   (Increase) decrease in
      Inventories                                           (743,044)      (1,109,542)
      Due from related parties                              (443,422)         (29,114)
      Accounts receivable                                    133,686         (172,639)
      Prepaid inventories                                   (202,514)          (9,613)
      Other receivables                                      (23,801)              --
      Other current assets                                   (19,845)          (1,200)
   Increase (decrease) in
      Accounts payable                                         4,583          124,607
      Accrued payroll taxes                                    5,224            4,403
      Other accrued liabilities                             (110,418)         114,418
      Due to related parties                                  20,589               --
      Accrued interest                                        88,872               --
                                                         -----------      -----------

           Net cash used in operating activities          (1,300,361)      (1,382,939)
                                                         -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                       (261,783)        (576,714)
   Purchase of other assets                                  (54,245)              --
   Costs of reorganization                                   (30,000)              --
   Purchase of business, net of cash acquired                     74               --
   Tooling                                                  (446,266)              --
                                                         -----------      -----------

           Net cash used in investing activities            (792,220)        (576,714)
                                                         -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from stockholder note                                 --          600,000
   Capital contribution                                           --        2,089,159
   Issuance of preferred stock                             1,500,000               --
                                                         -----------      -----------

           Net cash provided by financing activities       1,500,000        2,689,159
                                                         -----------      -----------

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS          (3,790)              --
                                                         -----------      -----------



   The accompanying notes are an integral part of these financial statements.

                                      SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                FOR THE YEARS ENDED DECEMBER 31,

================================================================================

                                                        1998           1997
                                                      ---------      ---------
             Net increase (decrease) in cash          $(596,371)     $ 729,506

CASH, BEGINNING OF YEAR                                 729,506             --
                                                      ---------      ---------

CASH, END OF YEAR                                     $ 133,135      $ 729,506
                                                      =========      =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   INTEREST PAID                                      $      --      $  13,279
                                                      =========      =========

   INCOME TAXES PAID                                  $     800      $      --
                                                      =========      =========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES During the year ended December 31, 1997, cash from investing and financing activities exclude the effect of a capital contribution in the form of inventory, equipment, and a building amounting to $2,178,000.



   The accompanying notes are an integral part of these financial statements.

                                      SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998

================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Nature of Business
           Sonic Jet Performance, Inc. ("SJPI"), a Colorado corporation, and subsidiary (collectively, the "Company") are engaged in the design and production of personal watercrafts, jet boats, trailers, and accessories. The principal executive office is located in Huntington Beach, California.

           Sonic Jet Performance, LLC (the "Predecessor Company") was organized in California on May 8, 1997 as a limited liability company.

           In June 1998, Boulder Capital Opportunities III, Inc. ("BCO"), a Colorado Corporation organized on November 27, 1996, entered into a Share Exchange Agreement with the Predecessor Company to acquire all of the assets and business of the Predecessor Company and assume the liabilities. The acquisition was consummated and effective as of June 30, 1998. The transaction was treated as a "purchase transaction" and has been accounted as a reverse acquisition of BCO by Sonic Jet Performance, LLC, resulting in a recapitalization of Sonic Jet Performance, LLC. Subsequently, the name of the new entity became Sonic Jet Performance, Inc. and subsidiary.

           On August 9, 1997, SJPI entered into a joint venture agreement with China Guangxi Nanning Shipyard of Nanning, Guangxi, China to form the Nanning Sonic Jet, LLC, a contractual limited liability company organized under the laws of the People's Republic of China. The joint venture was formed to design, manufacture, and sell a series of watercraft jet products internationally and in China. The Company is responsible for providing technical personnel and training. The Company shall receive 70% of the profits and shall share 70% of the risks and losses under the venture.

           Principles of Consolidation
           The consolidated financial statements include the accounts of Sonic Jet Performance, Inc. and its subsidiary, Nanning Sonic Jet, LLC. All intercompany balances and transactions are eliminated in consolidation. Minority interest represents the minority's share of the initial capital contribution in Nanning Sonic Jet, LLC and 30% of the results of its operations. SJPI manages the day-to-day operations of the subsidiary and is represented by three of the five directors of the subsidiary.

           Estimates
           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                      SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998

================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

           Organization Costs
           Costs incurred to organize the Company include costs for professional fees and are being amortized on a straight-line basis over a sixty-month period.

           Cash Equivalents
           For purposes of reporting cash flows, the Company considers all highly-liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of United States government securities.

           Inventories
           Inventories are stated at the lower of cost (first-in, first-out method) or market. Work in process and finished goods include materials and labor.

           Property and Equipment
           Property and equipment are stated at cost or at the value of the operating agreement. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

                     Building and improvements                     20 years
                     Furniture and fixtures                         7 years
                     Machinery and equipment                        7 years
                     Tooling and molds                              7 years
                     Vehicles                                       7 years
                     Leasehold improvements                        15 years

           Income Taxes
           The Company was a limited liability company up until June 18, 1998 and was taxed as a partnership, whereby the members were liable for federal and state income taxes on their respective shares of the Company's taxable income.

           As a result of the reverse acquisition, the Company became a "C" corporation effective June 19, 1998. The Company uses the asset and liability method of accounting for income taxes. The asset and liability method accounts for deferred income taxes by applying enacted statutory rates in effect for periods in which the difference between the book value and the tax bases of assets and liabilities are scheduled to reverse. The resulting deferred tax asset or liability is adjusted to reflect changes in tax laws or rates. Because the Company has incurred a loss from operations, no benefit is realized for the tax effect of the net operating loss carryforward due to the uncertainty of its realization.

                                      SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998

================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

           Foreign Currency Transaction
           Assets and liabilities in foreign currencies are translated at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at the exchange rate prevailing at the transaction date, and the resulting gains and losses are reflected in the statement of operations. Gains and losses arising from translation of the subsidiary's foreign currency financial statements are shown as a component of stockholders' equity as other comprehensive income. At December 31, 1997, such gains and losses were not material.

           Treasury Stock
           On June 12, 1998, BCO acquired 432,500 shares of common stock from its President for no consideration. These shares are held in treasury and will be reissued.

           Impairment of Long-Lived Assets
           The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company would recognize an impairment loss based on the estimated fair value of the asset.

           Loss per Share
           For the year ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same.

           Comprehensive Income
           For the year ended December 31, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income consists of a foreign currency translation adjustment and is presented in the consolidated statement of stockholders' equity.

                                      SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998

================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

           Recently Issued Accounting Pronouncements
           SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for financial statements with fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company does not expect adoption of SFAS No. 133 to have a material effect, if any, on its financial position or results of operations.

           SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," is effective for financial statements with the first fiscal quarter beginning after December 15, 1998. The Company does not expect adoption of SFAS No. 134 to have a material effect, if any, on its financial position or results of operations.

           SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections," is effective for financial statements with fiscal years beginning February 1999. This statement is not applicable to the Company.


NOTE 2 - INVENTORIES

           Inventories at December 31, 1998 consisted of the following:

                     Raw materials and supplies            $   1,626,694
                     Work in process                             240,678
                     Finished goods                              600,214
                                                           -------------

                                                           $   2,467,586
                                                           =============

                                      SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998

================================================================================


NOTE 3 - PROPERTY AND EQUIPMENT

           Property and equipment at December 31, 1998 consisted of the following:

                     Building and improvements                            $    720,000
                     Furniture and fixtures                                     10,493
                     Machinery and equipment                                   465,039
                     Tooling and molds                                         302,442
                     Tooling - new products                                    446,266
                     Molds - watercrafts                                       843,350
                     Vehicles                                                   32,404
                     Leasehold improvements                                     28,119
                                                                          ------------

                                                                             2,848,113
                     Less accumulated depreciation and amortization            141,844

                          TOTAL                                           $  2,706,269
                                                                          ============

           Tooling for new product and molds for watercrafts have not been depreciated during the year ended December 31, 1998 as these will be used in production in the following year.


NOTE 4 - NOTE PAYABLE - STOCKHOLDER

           Note payable - stockholder at December 31, 1998 consisted of the following:

           Note payable, bearing interest at 10% per annum. Annual
                payments are to commence July 18, 2001 in an amount equal
                to 60% of cash available for distribution, as defined, for the nearest preceding accounting period. The agreement
                provides an option to convert the note to common stock at
                a price to be agreed upon by the Company and the note
                holder. All unpaid principal is due July 18, 2003. The
                note is secured by Company assets.                              $      600,000
                                                                                ==============

                                      SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998

================================================================================

NOTE 5 - COMMITMENTS AND CONTINGENCIES

           Lease
           The Company leases its facility under an operating lease agreement. Future minimum lease payments are as follows:

                 Year Ending
                 December 31,
                 ------------
                    1999                     $ 78,390
                    2000                       81,000
                    2001                       81,000
                    2002                       13,500
                                             --------

                             TOTAL           $253,890
                                             ========

           Rent expense was $61,315 for the year ended December 31, 1998.

           Employment Agreement
           On June 19, 1998, the Company amended an employment agreement with its Design Director and Chairman/Chief Executive Officer of International Operations that originated with the Predecessor Company. The agreement calls for the Vice President to be paid on a bimonthly basis the following annual salary:

                Year Ending
                December 31,
                ------------
                    1999               $120,000
                    2000               $140,000
                    2001               $175,000
                    2002               $200,000

           Royalty Agreement
           On August 3, 1998, the Company assumed a royalty agreement with its Design Director and Chairman/Chief Executive Officer of International Operations that originated with the Predecessor Company. The royalty is for a maximum amount of 2% of Company sales for a period of five years commencing November 18, 1998. Royalty amounts are to be paid on a quarterly basis with a minimum royalty of $4,167 per month for the twelve-month period commencing January 18, 1999 and increasing to $8,333 per month thereafter.

                                      SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998

================================================================================


NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

           Investment in Joint Venture - Dalian
           The Company has entered into an agreement to invest in a joint venture in Dalian, China for the design, manufacture, and selling of watercraft jet products. The Company is committed to invest $1,000,000 in the form of molds, tooling, and know-how. The Company will share 45% of the profits or loss from this venture.


NOTE 6 - RELATED PARTY TRANSACTIONS

           Included in due from related parties are amounts due from the following related parties:

                    Sonic Jet Performance, Inc. - Florida               $ 30,445
                    Sonic Marketing International, LLC                    35,172
                    Sonic Jet International, Inc.                        366,123
                    Majed Al Rashid                                       40,511
                    Vatche Khedesian                                         285
                                                                        --------

                         TOTAL                                          $472,536
                                                                        ========

           Sonic Jet Performance, Inc. - Florida ("SJPF") is 100% owned by the Company. SJPF has not been consolidated because the amounts involved are not material. Sonic Marketing International, LLC is owned by a stockholder of the Company. It used to market the Company's products and has since ceased doing business. Sonic Jet International, Inc. is owned by a stockholder and markets the Company's products exclusively. Subsequent to the balance sheet date, a stockholder of Sonic Jet International, Inc. loaned the Company approximately $400,000. The Company expects to collect on its receivable and pay off the loan balance or settle the amount by set-off. Majed Al Rashid is a stockholder of the Company, and Vatche Khedesian is an officer of the Company.

                                      SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998

================================================================================

NOTE 7 - SERIES A CONVERTIBLE PREFERRED STOCK

           On June 17, 1998, the Company issued 1,600 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") for $1,500,000, net of a discount of $100,000. The holders of Series A Preferred Stock are not entitled to receive dividends. The Series A Preferred Stock is convertible to common stock at the option of the holders, subject to certain limitations, and is limited to a formula of either a fixed conversion price of $4.00 per share or a variable conversion price, as defined, not to exceed the fixed conversion price or at a price that includes an unpaid premium if the said premium is not paid in cash prior to conversion. For conversion purposes, the Series A Preferred Stock stockholders are entitled to an 8% premium from the day following the date of issuance to the conversion date. If the said premium is not paid in cash, the premium is added to the face amount of $1,000 per share to determine the number of common shares to be received on conversion. A total of 800,000 shares of common stock have been reserved for the conversion of the Series A Preferred Stock.

           The Series A Preferred Stock is automatically convertible into common stock on the fifth anniversary of the issuance date. If such conversion does not take place at maturity, then the holders of the Series A Preferred Stock can require the Company to purchase the shares for cash at a redemption amount as defined.


NOTE 8 - STOCK OPTION PLAN

           The Company's 1998 Employee Consultant Stock Compensation Plan provides for the granting of stock options to employees and certain consultants to the Company. A total of 1,000,000 shares have been reserved for issuance upon exercise of options granted under the plan. In November 1998, the Company issued 600,000 shares of the Company's common stock to a consultant. The fair value of the consultant's services of $30,000 has been recorded as compensation expense.


NOTE 9 - FOURTH QUARTER ADJUSTMENTS

           Certain automobile molds valued at $1,710,000 were contributed as capital of the Predecessor Company. These molds are not used in the Company's business and will not be used in the business in the near future. The cost basis of these molds could not be established. Accordingly, these were written off with a corresponding adjustment to opening equity.

           Similarly, an adjustment to beginning equity amounting to $485,000 was made to inventory of spare parts, which were also part of the initial capital contribution of the Predecessor Company. The adjustment resulted from an error in the valuation of inventory for capital contribution purposes.

                                      SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998

================================================================================

NOTE 9 - FOURTH QUARTER ADJUSTMENTS (CONTINUED)

           In addition, during the fourth quarter of 1998, a reclassification adjustment was made to capitalize tooling and molds amounting to approximately $336,000, which were erroneously expensed.


NOTE 10 - OTHER INCOME

           Other income includes approximately $70,000 of reduction in liability on a lawsuit and has been treated as a change in accounting estimate.


NOTE 11 - YEAR 2000 ISSUE

           The Company is conducting a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the Issue.

           The Issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is dependent on computer processing in the conduct of its business activities.

           Based on the review of the computer systems, management does not believe the cost of implementation will be material to the Company's financial position and results of operations.


NOTE 12 - SUBSEQUENT EVENTS

           Stock Split
           On March 11, 1999, the Company's Board of Directors declared a 2-for-1 stock split. All applicable share and per share data have been retroactively restated for the stock split.

           Securities Exchange Commission ("SEC") Investigation
           In a letter dated March 31, 1999, the SEC stated that as part of its enforcement and regulatory responsibilities under the federal securities laws, it is conducting an informal investigation of the Company. As part of this investigation, the SEC has requested certain documents from the Company. Management is of the opinion that the SEC's investigation is of a routine nature, and it will not have any unfavorable impact on the Company.

      ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE.

                                      None.



                                    PART III


           ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by Item 9 is incorporated by reference from the Company's definitive proxy statement (the "Proxy Statement") for its 1999 annual shareholder's meeting, which is hereby incorporated by this reference.


                        ITEM 10. EXECUTIVE COMPENSATION

        The information required by Item 10 will be contained in the Proxy Statement, which is hereby incorporated herein by this reference.


    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by Item 11 will be contained in the Proxy Statement, which is hereby incorporated by this reference.


            ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 12 will be contained in the Proxy Statement, which is incorporated herein by this reference.


                   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following exhibits are filed as part of this report as required by
        Item 601 of Regulation S-B:

   EXHIBIT
    NUMBER                             DESCRIPTION
    ------                             -----------

     3.1        Articles of Incorporation of the Registrant, as amended (1)
     3.2        Bylaws of the Registrant (1)
     3.3        Certificate of Designation of Preferences and Rights for Series A Preferred Stock (1)
     4.1        Share Exchange Agreement (1)

    10.1        Purchase Agreement with Robert Soehngen (1)
    10.2        Securities Purchase Agreement (1)
    10.3        1998 Employee/Consultant Stock compensation Plan (1)
    10.4        Contract for Sino-Foreign Contractual Joint Venture of Dalian Sonic Jet Co., Ltd. (2)
    10.5        Contract for Sino-Foreign Contractual Joint Venture of Nanning Sonic Jet Co., Ltd. (2)
    10.6        Employment Agreement with Albert Madikian (2)
    27.1        Financial Data Schedule (3)

-----------
     (1)     Previously Filed.
     (2)     To Be Filed by Amendment.
     (3)     Filed Herewith.

(b)     Reports on Form 8-K

        None.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Huntington Beach, State of California, on April 14, 1999.

                                            SONIC JET PERFORMANCE, INC.



                                            By:  /s/ Vatche Khedesian
                                               ---------------------------------
                                               Name:   Vatche Khedesian
                                               Title:  Treasurer (Principal
                                                       Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on April 14, 1999.

             SIGNATURE                                    TITLE
         /s/ Alex Mardikian                    Vice President and Director
--------------------------------------
           Alex Mardikian
                                                        Director
--------------------------------------
          Hratch Khedesian
        /s/ Vatche Khedesian            Treasurer (Principal Accounting Officer)
                                                      and Director
--------------------------------------
          Vatche Khedesian
          /s/ George Tfaye                              Director
--------------------------------------
            George Tfaye