Form 10KSB/A
period 1998-12-31
SONIC JET PERFORMANCE
filed 1999-04-30
CIK 1032863

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]    For the fiscal year ended December 31, 1998 or

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

       Yes  |X|                  No  [ ]

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

         As of April 12, 1999, the aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $28,910,0000 based upon the average closing bid and asked price of such stock on such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                 AMENDMENT NO. 1

         The undersigned registrant hereby amends the following portion of its annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, as set forth in the pages attached hereto.

                                    PART III

Item 9.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 10. EXECUTIVE COMPENSATION

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

         The information with respect to the above items is being included herewith because no proxy statement containing the information required by these items will be prepared within the required time period.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SONIC JET PERFORMANCE, INC. (Registrant)



Dated:  April 30, 1999                  By: /s/ VATCHE KHEDESIAN
                                            ------------------------------------
                                            Name:   Vatche Khedesian
                                            Title:  Treasurer

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


DIRECTORS AND EXECUTIVE OFFICERS

         The directors, executive officers and key employees of the Company and their ages and positions held with the Company are as follows:

  Name                                    Age      Position(s) with Company
  ----                                    ---      ------------------------
  Directors and Executive Officers:

  Alex Mardikian                          27       President and Director
  Hratch Khedesian                        31       Chairman of the Board
  Vatche Khedesian                        25       Treasurer and Director
  George Tfaye                            42       Vice President, Production
                                                   Engineering and Director
  Raymond Wedel                                    Chief Operating Officer

  Certain Key Employees:

  Albert Mardikian                        53       Design Director, Chairman/CEO
                                                   International Operations


         Alex Mardikian joined the Company as a Director in July 1998 and was appointed Vice President in July 1998, and was appointed President in November 1998. He received an AS in Water Technology from Mount San Antonio College in 1993. From March 1991 to October 1994 he was employed by Laser Jet Performance as a production manager. From 1993 to 1995 he was an Inventory Operations Manager for Lynn Vick Products, a watercraft products supplier. From 1995 to 1997 he was a regional service manager in the Western Utility Division with Schlumberger Industries. Alex Mardikian is the son of Albert Mardikian

         Hratch Khedesian joined the Company as a director in July 1998. He studied at UCLA and at Goldenwest College in finance and business. From 1987 to the present he has worked for Mardikian Design and its successor, Laser Jet Performance, in product design and production engineering. He has had on-the-job training in production engineering, new product development, purchasing, management and training, accounting, human resources, CAD-CAM Design, and Computer Numeric Control Programming. Hratch Khedesian is the brother of Vatche Khedesian.

         Vatche Khedesian joined the Company as a director in July 1998 and was appointed Treasurer in November 1998. He obtained a BA from the University of California at Santa Barbara in 1997, with a major in Marketing and Finance. He became employed by Sonic Jet Performance in January 1998 as a business organization planner. He was operations manager for MB2 West from 1996 to 1998. From 1993 to 1995 he was a warehouse manager for Akari Gemini. For six months in 1996 he worked as an aide in the Financial Marketing Department of Merrill Lynch. Vatche Khedesian is the brother of Hratch Khedesian.

         George Tfaye joined the Company as a director in July 1998. He obtained an educational certificate at the Technical Institute of Aleppo Syria in 1976 in machining, tooling, Production Engineering, and Mold Making. He has been Vice President of Production Engineering and New Product Development at various predecessors to Sonic Jet Performance, Inc., since 1987. He is Secretary and a Director of Golden Empire Trading, Inc., since 1989. George Tfaye is the brother-in-law of Albert Mardikian.

         Raymond Wedel joined the Company as Chief Operating Officer in January 1999. Prior thereto, from March 1992 to December 1998, Mr. Wedel was the President of Torque Engineering Corporation. In addition, since January 1998, Mr. Wedel has been the President of Oceanus Engineering Inc., International

CERTAIN KEY EMPLOYEES:

         Albert Mardikian joined the Company as Design Director and Chairman/CEO of International Operations in July 1998. Prior thereo, from 1997 to July 1998, Mr. Mardikian was a member of Sonic Jet Performance, LLC, the predecessor to the Company. In addition, since 1994, Mr. Mardikian has been a Director and/or executive officer of various privately-held companies owned by him or his family. Mr. Mardikian holds a degree from Northrop University in aircraft design and engineering. Mr. Mardikian's patented personal watercraft designs have won several awards, including the IMTEC 1995 Innovation Award. Mr. Mardikian is the father of Alex Mardikian and the brother-in-law of George Tfaye.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 as amended (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of its Common Stock to file reports of ownership and changes of ownership with the Securities and Exchange Commission and NASDAQ. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on the Company's review of the copies of those forms received by the Company, or written representations from such persons that no Forms 5 were required to be filed, it appears that all reports due were timely filed, except that one officer did not file a Form 3 upon becoming an officer of the Company.

Item 10. EXECUTIVE COMPENSATION


         No executive officers of the Company received total compensation for the fiscal years ended December 31, 1998, 1997 and 1996 that exceeded $100,000.

         On June 19, 1998, the Company amended an employment agreement with Albert Mardikian, Design Director and Chairman/Chief Executive Officer of International Operations of the Company that originated with Sonic Jet Performance, LLC, a predecessor company to the Company. The agreement calls for Mr. Mardikian to be paid on a bimonthly basis the following annual salary:

                        Year ending
                       December 31,           Salary
                       ------------           ------
                           1999              $120,000
                           2000              $140,000
                           2001              $175,000
                           2002              $200,000


         Further, pursuant to the agreement, Mr. Mardikian is to be paid a base salary of $100,000 for 1998 except that until June 19, 1998, the salary was accrued and not paid (the "Accrued Salary") to Mr. Mardikian. Commencing June 19, 1998, Mr. Mardikian was paid an annualized salary of $100,000 on a bimonthly basis. The Accrued Salary was a liability to the Company and is to be paid to Mr. Mardikian, in addition to his then current salary, commencing January 1, 1999, in equal bimonthly amounts over calendar year 1999.

         In addition to the basic salary, Mr. Mardikian is entitled to receive incentive compensation equal to five percent (5%) of the Company's net profits (but without regard to nonrecurring items of income or expense, including gain or loss on disposition of capital assets or assets used in the Company's business) and before deduction of any federal taxes. Moreover, during the employment term, the Company shall reimburse Mr. Mardikian for reasonable out-of-pocket expenses incurred in connection with the Company's business, including travel expenses, food and lodging while away from home. Further, the Company is obligated to furnish Mr. Mardikian with a Company-owned automobile.

         Finally, during the term of the Employment Agreement, all designs, processes, inventions, patents, copyrights, trademarks and other intangible rights that may be conceived or developed by Mr. Mardikian will be his sole property provided that Mr. Mardikian shall license any such items to the Company at no additional cost than otherwise to be received by Mr. Mardikian pursuant to his Royalty Agreements. See "Certain Relationships and Related Transactions."


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of April 15, 1999, by (i) each person who is known to own beneficially more than 5% of the outstanding shares of the Company's Common Stock, (ii) each of the Company's directors and executive officers, and (iii) all directors and executive officers of the Company as a group:


                                                                      AMOUNT AND NATURE OF                PERCENT OF
     BENEFICIAL OWNER (1)                                             BENEFICIAL OWNERSHIP                   CLASS
     --------------------                                             --------------------                ----------
Sonic Jet Performance, LLC                                                10,000,000                       79.24%
Alex Mardikian                                                                 0                              0
Hratch Khedesian (2)                                                           0                              0
Vatche Khedesian                                                               0                              0
George T. Faye                                                                 0                              0
Albert Mardikian (2)                                                      10,000,000                       79.24%
All current directors and officers as a group (5 persons) (3)             10,000,000                       79.24%

(1) Such persons have sole voting and investment power with respect to all shares of Common Stock shown as being beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to this table.

(2) Sonic Jet Performance, LLC, is owned as follows: 74% by MGS Grand Sport, Inc. which is is owned 80% by Golden Mardikian LLC, 19% by Laser Jet Performance, Inc. (which itself is owned 100% by Albert Mardikian) and 1% by Hratch Khedesian, 22.7% by Sheik Mohammad Al Rashid and 3.6% by Majed Al Rashid. Golden Mardikian LLC is owned 43.7% by MGS Grand Sport, Inc., 0.6% by Albert Mardikian and 55.7% by Nellie Mardikian, Albert Mardikian's wife.

(3) The address of each director and executive officer named is c/o the Company, 15662 Commerce Lane, Huntington Beach, CA 92649.


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has employment and other compensation agreements with certain executive officers. See "Executive Compensation."

         On August 3, 1998, the Company assumed a number of royalty agreements with Albert Mardikian, its Design Director and Chairman/Chief Executive Officer of International Operations that originated with a predecessor company. The royalty is for a maximum amount of 2% of Company sales for a period of five years commencing November 18, 1998. Royalty amounts are to be paid on a quarterly basis with a minimum royalty of $4,167 per month for the twelve-month period commencing January 18, 1999, and increasing to $8,333 per month thereafter.

         Included in due from related parties in the Company's financial statements are amounts due from the following related parties:

              Sonic Jet Performance, Inc. - Florida      $ 30,445
              Sonic Marketing International, LLC           35,172
              Sonic Jet International, Inc.               366,123
              Majed Al Rashid                              40,511
              Vatche Khedesian                                285
                TOTAL                                     472,536

         Sonic Jet Performance, Inc. - Florida ("SJPF") is 100% owned by the Company. SJPF has not been consolidated because the amounts involved are not material. Sonic Marketing International, LLC, is owned by a stockholder of the Company. It used to market the Company's products and has since ceased doing business. Sonic Jet International, Inc., is owned by a stockholder and markets the Company's products exclusively. Subsequent to the balance sheet date, a stockholder of Sonic Jet International, Inc., loaned the Company approximately $400,000. The Company expects to collect on its receivable and pay off the loan balance or settle the amount by set-off. Majed Al Rashid is indirectly a stockholder of the Company, and Vatche Khedesian is an officer of the Company.

         There is a note payable to Sheik Mohammad Al Rashid, an indirect stockholder of the Company in the amount of $600,000. This note bears interest at 10% per annum. Interest has accrued on such note since July 18, 1997, and annual payments are to commence July 18, 2000. Pursuant to a separate letter agreement an option has been granted to Sheik Mohammad Al Rashid to convert the note to common stock at a price to be agreed upon by the Company and the note holder. The Company may not pay any dividends until the loan is paid off. All unpaid principal is due July 18, 2001. The note is secured by all of the assets of the Company.

         All transactions between the Company and its shareholders, officers or directors or their affiliates will continue to be on terms no less favorable to the Company than could be obtained from an unaffiliated third party and will be approved by a majority of the disinterested directors of the Company. In the future, no loans or advances will be made to any officer, director or five percent (5%) or greater shareholder of the Company or any affiliate of any of the foregoing except for bona fide business purposes.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.                             Description
-----------                             -----------
  10.4        Contract for Sino-Foreign Contractual Joint Venture of Dalian
              Sonic Jet Co., Ltd. (1)
  10.5        Contract for Sino-Foreign Contractual Joint Venture of Nanning
              Sonic Jet Co., Ltd. (1)
  10.6        Employment Agreement with Albert Mardikian, as amended (1).

---------------------------
(1)      Filed herewith.