Form 10QSB
period 1999-03-31
SONIC JET PERFORMANCE
filed 1999-05-24
CIK 1032863

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1937

        For the transition period from _______________ to _______________


                        Commission file number: 000-22273

                           SONIC JET PERFORMANCE, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        COLORADO                                         84-1383888
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                               15662 COMMERCE LANE
                       HUNTINGTON BEACH, CALIFORNIA 92649
                    (Address of Principal Executive Offices)

                                 (714) 895-0944
                (Issuer's Telephone Number, Including Area Code)

                                 NOT APPLICABLE
     (Former Name, Former Address and Former fiscal Year, if Changed Since
                                  Last Report)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [X]     NO  [ ]


As of May 10, 1999, the Issuer had 12,620,000 shares of Common Stock,no par value, outstanding.

                           SONIC JET PERFORMANCE, INC.
                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                Table of Contents


                                                                                           Page
                                                                                           ----

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet at March 31, 1999 (unaudited)

         Statements of Operations for the three months ended March 31, 1999 and 1998 (unaudited)

         Statements of Cash Flows for the three months ended March 31, 1999 and 1998 (unaudited)

         Notes to Consolidated Financial Statements (unaudited)

Item 2.  Management's Discussion and Analysis or Plan of Operations

         General

         Results of Operations

         Liquidity and Capital Resources

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signature

Exhibit Index

                                    SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
                                                      MARCH 31, 1999 (UNAUDITED)

--------------------------------------------------------------------------------


                                     ASSETS

CURRENT ASSETS
     Cash                                                               $   145,185
     Accounts receivable - trade                                             86,297
     Inventories                                                          2,748,434
     Due from related parties                                               398,922
     Prepaid inventories                                                    202,514
     Other receivables                                                       48,128
     Other current assets                                                     6,070
                                                                        -----------

         Total current assets                                             3,635,550

PROPERTY AND EQUIPMENT, net                                               3,210,698

OTHER ASSETS
     Organization cost, net                                                  25,000
     Other                                                                   28,042
                                                                        -----------
                  TOTAL ASSETS                                          $ 6,899,290
                                                                        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                   $   272,622
     Other accrued liabilities                                               23,543
     Loans payable - bank                                                   500,000
                                                                        -----------

         Total current liabilities                                          796,165

NOTE PAYABLE - STOCKHOLDER                                                  600,000
ACCRUED INTEREST PAYABLE                                                    103,872
                                                                        -----------
              Total liabilities                                           1,500,037

MINORITY INTEREST                                                           679,510

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, no par value
         10,000,000 shares authorized
         Series A Convertible Preferred stock
         1,600 shares issued and outstanding                              1,500,000
     Common stock, no par value
         100,000,000 shares authorized
         12,620,000 shares issued and outstanding                         3,599,694
     Accumulated comprehensive income                                       (10,157)
     Accumulated deficit                                                   (369,794)
                                                                        -----------

              Total stockholders' equity                                  4,719,743
                                                                        -----------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 6,899,290
                                                                        ===========


   The accompanying notes are an integral part of these financial statements.

                                    SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                            FOR THE THREE MONTHS ENDED MARCH 31,

--------------------------------------------------------------------------------


                                                          1999                     1998
                                                       (unaudited)              (unaudited)
                                                      ------------             ------------
SALES                                                 $    569,700             $     76,065

COST OF SALES                                              272,114                   23,268
                                                      ------------             ------------

GROSS PROFIT                                               297,586                   52,797

GENERAL AND ADMINISTRATIVE EXPENSES                        180,942                  187,820
                                                      ------------             ------------

INCOME (LOSS) FROM OPERATIONS                              116,644                 (135,023)
                                                      ------------             ------------

OTHER INCOME (EXPENSE)
     Other income                                               --                    4,897
     Other expense                                         (15,000)                  (6,000)
     Interest income                                           893                       --
                                                      ------------             ------------

         Total other income (expense)                      (14,107)                  (1,103)
                                                      ------------             ------------

INCOME (LOSS) BEFORE MINORITY INTEREST                     102,537                 (136,126)

MINORITY INTEREST                                              760                    6,298
                                                      ------------             ------------

NET INCOME (LOSS) $                                        103,297             $   (129,828)
                                                      ============             ============

BASIC EARNINGS (LOSS) PER SHARE                       $       0.01             $      (0.13)
                                                      ============             ============

DILUTED EARNINGS (LOSS) PER SHARE                     $       0.01             $      (0.13)
                                                      ============             ============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
     BASIC                                              12,620,000               10,000,000
                                                      ============             ============

     FULLY DILUTED                                      13,420,000               10,000,000
                                                      ============             ============


   The accompanying notes are an integral part of these financial statements.

                                    SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 (UNAUDITED)

--------------------------------------------------------------------------------



                                                                                         Accumulated
                                              Preferred Stock         Common Stock         Compre-
                                          ----------------------  ----------------------   hensive     Accumulated
                                            Shares      Amount      Shares      Amount      Income       Deficit      Total
                                          ----------  ----------  ----------  ---------- -----------   -----------  ----------
BALANCE, DECEMBER 31, 1998                     1,600  $1,500,000  12,620,000  $3,599,694  $  (10,157)  $ (473,091)  $4,616,446

NET INCOME (unaudited)                                                                                    103,297      103,297
                                          ----------  ----------  ----------  ----------  ----------   ----------   ----------

     BALANCE, MARCH 31, 1999 (UNAUDITED)       1,600  $1,500,000  12,620,000  $3,599,694  $  (10,157)  $ (369,794)  $4,719,743
                                          ==========  ==========  ==========  ==========  ==========   ==========   ==========


   The accompanying notes are an integral part of these financial statements.

                                    SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            FOR THE THREE MONTHS ENDED MARCH 31,

--------------------------------------------------------------------------------


                                                                          1999                1998
                                                                      ------------        ------------
                                                                       (unaudited)         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                  $    103,297        $   (129,828)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities
       Depreciation and amortization                                        13,699                  --
       Minority interest                                                    (1,396)             (6,573)
       Common stock issued for services
   (Increase) decrease in
     Inventories                                                          (280,848)           (131,565)
     Due from related parties                                               73,614             (15,316)
     Accounts receivable                                                   (47,344)             58,817
     Other receivables                                                     (14,714)              8,413
     Other current assets                                                    8,607               1,200
   Increase (decrease) in
     Accounts payable                                                      142,168             (77,779)
     Accrued payroll taxes                                                  (9,627)              2,020
     Other accrued liabilities                                              19,543             (65,568)
     Due to related parties                                                (20,589)                 --
     Accrued interest payable                                               15,000                  --
     Accrued income tax                                                         --                 800
     Other long-term accrued liabilities                                        --              73,500
                                                                      ------------        ------------

         Net cash provided by (used in) operating activities                 1,410            (281,879)
                                                                      ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                     (502,277)                 --
   Proceeds from the sale of property and equipment                             --               6,615
   Purchase of other assets                                                     --             (65,746)
   Proceeds from the sale of other assets                                   12,917                  --
                                                                      ------------        ------------

         Net cash used in investing activities                            (489,360)            (59,131)
                                                                      ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from bank loan                                                 500,000                  --
                                                                      ------------        ------------

         Net cash provided by financing activities                         500,000                  --
                                                                      ------------        ------------

           Net increase (decrease) in cash                                  12,050            (341,010)

CASH, BEGINNING OF PERIOD                                                  133,135             729,506
                                                                      ------------        ------------

CASH, END OF PERIOD                                                   $    145,185        $    388,496
                                                                      ============        ============


   The accompanying notes are an integral part of these financial statements.

                                    SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Business
         Sonic Jet Performance, Inc. ("SJPI"), a Colorado corporation, and subsidiaries (collectively, the "Company") are engaged in the design and production of personal watercrafts, jet boats, trailers, and accessories. The principal executive office is located in Huntington Beach, California.

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

         Principles of Consolidation
         The consolidated financial statements include the accounts of SJPI and its subsidiaries, Nanning Sonic Jet, LLC and Sonic Jet Performance, Inc
         - Florida ("SJPF"), a wholly-owned subsidiary of SJPI. All intercompany balances and transactions are eliminated in consolidation. Minority interest represents the minority's share of the initial capital contribution in Nanning Sonic Jet, LLC and 30% of the results of its operations. SJPI manages the day-to-day operations of the subsidiary and is represented by three of the five directors of the subsidiary.

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

                                    SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Loss per Share
         Loss per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Potentially dilutive securities included in the computation of fully diluted earnings per share for the three months ended March 31, 1999 consist of 800,000 shares of common stock reserved for conversion of the Series A Preferred Stock. Because the Company has incurred net losses, basic and diluted loss per share are the same for the three months ended March 31, 1998.


NOTE 2 - INVENTORIES

         Inventories at March 31, 1999 consisted of the following:

                                                                     (unaudited)
                                                                    ------------
         Raw materials and supplies                                 $  1,638,599
         Work in process                                                 521,524
         Finished goods                                                  588,311
                                                                    ------------

             TOTAL                                                  $  2,748,434
                                                                    ============


NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment at March 31, 1999 consisted of the following:

                                                                  (unaudited)
                                                                 ------------
         Building and improvements                               $  1,185,175
         Furniture and fixtures                                        18,576
         Machinery and equipment                                      492,784
         Tooling and molds                                            268,452
         Tooling - new products                                       464,936
         Molds - watercrafts                                          878,071
         Vehicles                                                      32,403
         Leasehold improvements                                        11,059
                                                                 ------------
                                                                    3,351,456
         Less accumulated depreciation and amortization               140,758
                                                                 ------------
             TOTAL                                               $  3,210,698
                                                                 ============

                                    SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)

--------------------------------------------------------------------------------


NOTE 3 - PROPERTY AND EQUIPMENT (CONTINUED)

         Tooling for new product and molds for watercrafts have not been depreciated during the three months ended March 31, 1999 as these will be used in production in the following year.


NOTE 4 - NOTE PAYABLE - STOCKHOLDER

         Note payable - stockholder at March 31, 1999 consisted of the following:

                                                                                             (unaudited)
                                                                                            ------------
         Notepayable, bearing interest at 10% per annum. Annual
             payments are to commence July 18, 2000 in an amount equal
             to 60% of cash available for distribution, as defined, for the nearest preceding accounting period. All unpaid
             principal is due
             July 18, 2001.  The note is secured by Company assets                          $    600,000
                                                                                            ============


NOTE 5 - LOANS PAYABLE - BANK

         On February 8, 1999, SJPF entered into a $375,000 commercial loan agreement with a financial institution. The loan bears interest at 7.5% per annum and is payable on demand. The loan is collateralized by substantially all of SJPF's tangible property.

         On February 26, 1999, SJPF also entered into a mortgage loan agreement in the amount of $125,000. The loan is collateralized by SJPF's land and building and a pledge of 15,000 shares of SJPI's common stock. The loan bears interest at 8.5% per annum and is due on February 26, 2000.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

         Lease
         The Company leases its facility under an operating lease agreement. Future minimum lease payments are as follows:

           Year Ending
           December 31,                                          (unaudited)
           ------------                                         ------------
               1999                                             $     60,750
               2000                                                   81,000
               2001                                                   81,000
               2002                                                   81,000
                                                                ------------
                   TOTAL                                        $    303,750
                                                                ============

                                    SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)

--------------------------------------------------------------------------------


NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Lease (Continued)
         Rent expense was $18,350 (unaudited) for the three months ended March 31, 1999.

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

         Employment Agreement
         On June 19, 1998, the Company amended an employment agreement with its Design Director and Chairman/Chief Executive Officer of International Operations that originated with the Predecessor Company. The agreement calls for the Vice President to be paid on a bimonthly basis the following annual salary:

                   Year Ending
                  December 31,
                  ------------
                      1999                                            $ 120,000
                      2000                                            $ 140,000
                      2001                                            $ 175,000
                      2002                                            $ 200,000

         Royalty Agreement
         On August 3, 1998, the Company assumed royalty agreements with its Design Director and Chairman/Chief Executive Officer of International Operations that originated with the Predecessor Company. The royalty is for a maximum amount of 2% of Company sales for a period of five years commencing November 18, 1998. Royalty amounts are to be paid on a quarterly basis with a minimum royalty of $4,167 per month for the twelve-month period commencing January 18, 1999 and increasing to $8,333 per month thereafter.

                                    SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)

--------------------------------------------------------------------------------


NOTE 7 - RELATED PARTY TRANSACTIONS

         Included in due from related parties are amounts due from the following related parties as of March 31, 1999:

                                                      (unaudited)
                                                     ------------
         Dalian Sonic Jet, Ltd.                      $    244,741
         Sonic Marketing International, LLC                35,172
         Sonic Jet International, Inc.                     78,341
         Majed Al Rashid                                   40,512
         Michel Attias                                        156
                                                     ------------
             TOTAL                                   $    398,922
                                                     ============

         Dalian Sonic Jet, Ltd. is a joint venture partner with SJPI, in which SJPI shares 45% of the profit or loss of the joint venture. Sonic Marketing International, LLC is owned by a stockholder of the Company. It used to market the Company's products and has since ceased doing business. Sonic Jet International, Inc. is owned by a stockholder and markets the Company's products exclusively. Majed Al Rashid is a stockholder of the Company, and Michel Attias is a stockholder of the Company.


NOTE 8 - SERIES A CONVERTIBLE PREFERRED STOCK

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

                           SONIC JET PERFORMANCE, INC.
                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED 3/31/99 VS. THE THREE MONTHS ENDED 3/31/98

        The following table sets forth the Company's consolidated statements of operations and the percentages that such items bear to net sales:


                                                                 1999                                         1998
                                                                 ----                                         ----
Sales                                            $ 569,700                  100.0%           $  76,065                   100.0%
Cost of Sales                                    $ 272,114                   47.8%           $  23,268                    30.6%
Gross Profit                                     $ 297,586                   52.2%           $  52,797                    69.4%
Selling, general and administrative              $ 180,942                   31.8%           $ 187,820                   246.9%
Gain/(Loss) from Operations                      $ 116,644                   20.5%           $(135,023)                  177.5%
Interest Income                                  $     893                   0.16%           $       0                     0.0%
Interest Expenses                                $  15,000                   2.63%           $   6,000                    7.89%
Other Income                                     $       0                    0.0%           $   4,897                    6.44%
Net Income/(Loss)                                $ 103,297                   18.1%           $(129,828)                  170.7%


NET SALES

        Net sales for the first quarter of 1999 increased by $493,635 or 649% to $569,700 compared to $76,065 for the first quarter of 1998. Management attributes this increase to the sales of parts to Dalian Sonic Jet, a joint venture partner of Sonic Jet Performance, Inc. ("the Company"). Sales of parts amounted to $238,000 in the first quarter of 1999 as compared to none in the first quarter of 1998. Sales of rescue jets increased by $275,234 or 509% from $54,075 in the first quarter of 1998 to $329,309 in the first quarter of 1999. Sales of trailers decreased by $2,849 or 100% in the first quarter of 1999. Sales of Delta Jets also decreased by $15,300 or 100% in the first quarter of 1999.

COST OF SALES

        Cost of Sales for the first quarter of 1999 increased by $248,846 or 1,069% to $272,114 compared to $23,268 for the first quarter of 1998. This is mainly attributed to the increase of the raw material costs together with increased labor costs. Further, operations in the first quarter of 1998 were at an early stage compared to the scale of operations in the first quarter of 1999.

GROSS PROFIT

        Gross profit for the first quarter of 1999 increased by $244,789 or 464% to $297,586 compared to $52,797 for the first quarter of 1998. Sales in the first quarter of 1999 included the sales of parts to Dalian Sonic Jet Ltd. The profit margin on sale of parts is smaller than the profit margin on sales of the finished goods. Further, the

Company is mainly engaged in the production of personal watercraft and jet boats on which the gross profit margin is higher.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses for the first quarter of 1999 decreased by $6,878 or 3.7% to $180,942 compared to $187,820 for the first quarter of 1998.

        Insurance expenses increased by $16,186 or 276% from $5,861 in the first quarter of 1998 to $22,047 in the first quarter of 1999. This was due to the increase in workers' compensation expenses resulting from an increased workforce as compared to the first quarter of 1998. Royalty expenses amounted to $12,500 in the first quarter of 1999 compared to none in the first quarter of 1998. No royalty was payable in the first quarter of 1998 as there were no sales of personal watercrafts. Marketing wages for the first quarter of 1999 decreased by $10,541 or 100% to 0 compared to $10,541 for the first quarter of 1998. Marketing salaries were paid to the salesmen for their efforts to initiate sales in the first quarter of 1998. However, the sales were on track in 1999 and therefore no marketing salaries were incurred in the first quarter of 1999. Research and development expenses for the first quarter of 1999 decreased by $61,005 or 100% in the first quarter of 1999 compared to the first quarter of 1998. This was because research and development of products was completed during the first quarter of 1998. Travel expenses for the first quarter of 1999 decreased by $8,427 or 68% to $2,922 compared to $12,349 for the first quarter of 1998. Travel expenses were incurred for the Miami Boat show in the first quarter of 1998 to promote the Company's products. No such extensive promotional activities took place in the first quarter of 1999.

NET INCOME

        Net income for the first quarter of 1999 was $103,297 as compared to a loss of ($129,828) for the first quarter of 1998, or an increase of $233,125. This increase is mainly attributable to increased sales and the fact that selling, general and administrative expenses were relatively the same for the two periods, thereby causing such expenses to be amortized over a greater sales base in the first quarter of 1999 as compared to the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal sources of capital have been cash flow from its operations, the sale of Series A Convertible Preferred Stock and loans on an as-needed basis.

        On June 17, 1998, the Company issued 1,600 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") for $1,500,000, net of a discount of $100,000. The holders of Series A Preferred Stock are not entitled to receive dividends. The Series A Preferred Stock is convertible to common stock at the option of the holders, subject to certain limitations, and is limited to a formula of either a fixed conversion price of $4.00 per share or a variable conversion price, as defined, not to exceed the fixed conversion price or at a price that includes an unpaid premium if said premium is not paid in cash prior to conversion. For conversion purposes, the holders of Series A Preferred Stock stockholders are entitled to an 8% premium from the day following the day of issuance to the conversion date. If said premium is not paid in cash, the premium is added to the face amount of $1,000 per share to determine the number of common shares to be received on conversion. A total of 800,000 shares of common stock have been reserved for the conversion of the Series A Preferred Stock.

        The Series A Preferred Stock is automatically convertible into common stock on the fifth anniversary of the issuance date. If such conversion does not take place at maturity, then the holders of the Series A Preferred Stock can require the Company to purchase the shares for cash at a redemption amount as defined.

        Subsequent to December 31, 1998, Sonic Jet International, Inc., which currently has exclusive rights to market the Company's products in North and South America, Europe, some Pacific Rim countries and the Middle East, loaned the company approximately $400,000. The Company expects to collect on its receivable from Sonic Jet International, Inc., which stood at $366,123 as of December 31, 1998, and pay off substantially all of the loan balance or settle the amount by set-off.

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

                           PART II. OTHER INFORMATION


Item 1.      Legal Proceedings.

             None.

Item 2.      Changes in Securities.

             None.

Item 3.      Defaults Upon Senior Securities.

             None.

Item 4.      Submission of Matters to a Vote of Security Holders.

             None.

Item 5.      Other Information.

             None.

Item 6.      Exhibits and Reports on Form 8-K.

             (a) Exhibits:

                  None.

             (b) Reports on Form 8-K.

                  None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 24, 1999                   SONIC JET PERFORMANCE, INC.


                                        By:  /s/ VATCHE KHEDESIAN
                                            ------------------------------------
                                        Name:  Vatche Khedesian
                                        Title: Treasurer