Form 10QSB
period 1999-06-30
SONIC JET PERFORMANCE
filed 1999-08-20
CIK 1032863

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1999

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1937

       For the transition period from _____________ to ______________


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

YES [X]      NO [ ]


As of June 30, 1999, the Issuer had 12,676,000 shares of Common Stock, no par value, outstanding.

                           SONIC JET PERFORMANCE, INC.

                                   FORM 10-QSB

                  FOR THE QUARTERLY PERIOD ENDED June 30, 1999

                                Table of Contents

                          PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

             Balance Sheet at June 30, 1999 (unaudited)

             Statement of operations for the Six months ended June 30, 1999 and 1998 (unaudited)

             Statements of Cash Flows for the Six months ending June 30, 1999 and 1998 (unaudited)

             Notes to Consolidated Financial Statements (unaudited)

Item 2.      Management's Discussion and Analysis or Plan of operations

             General

             Results of operations

             Liquidity and Capital Resources

                           PART 11. OTHER INFORMATION

Item 1.      Legal Proceedings

Item 2.      Changes in Securities

Item 3.      Defaults upon Senior Securities

Item 4.      Submission of Matters to a vote of Security Holders

Item 5.      Other Information

Item 6.      Exhibits and reports on Form 8-K

SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                     ASSETS
CURRENT ASSETS
Cash                                                                $    66,083
Accounts receivable -trade                                               92,356
Inventories                                                           3,003,385
Due from related parties                                                577,480
Prepaid inventories                                                      61,595
Other receivables                                                        45,590
Other current assets                                                        750
                                                                    ------------
Total current assets                                                  3,847,239

PROPERTY AND EQUIPMENT, net                                           3,273,944
OTHER ASSETS
Organization cost, net                                                   23,500
Other                                                                    28,604

TOTAL ASSETS                                                        $ 7,173,287
                                                                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                    $   422,675
Other accrued liabilities                                                89,045
Loans payable -bank                                                     500,000
Due to shareholder                                                       92,500
                                                                    ------------
Total current liabilities                                             1,104,220

NOTE PAYABLE - STOCKHOLDER                                              788,870
ACCRUED INTEREST PAYABLE                                                123,759
                                                                    ------------
Total liabilities                                                     2,016,849
MINORITY INTEREST                                                       673,290
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, no par value
10,000,000 shares authorized
Series A Convertible Preferred stock
1,600 shares issued and outstanding                                   1,500,000
Common stock, no par value
100,000,000 shares authorized
12,676,000 shares issued and outstanding                              3,887,194
Accumulated comprehensive income                                         (3,655)
Deferred Compensation                                                  (287,500)
Accumulated deficit                                                    (612,891)
                                                                    ------------
Total stockholders' equity                                            4,483,148
                                                                    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 7,173,287
                                                                    ============

   The accompanying notes are an integral part of these financial statements.


SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30,
------------------------------------------------------------------------------------------------------------------------

                                                               3 Months Ended June 30,           6 Months Ended June 30,
                                                                 1999          1998                1999          1998
                                                             (unaudited)   (unaudited)         (unaudited)   (unaudited)
                                                             -----------   -----------         -----------   -----------

SALES                                                        $  196,321    $   26,823          $  766,021    $  102,888

COST OF SALES                                                    48,778        94,333             320,892       117,601
                                                             -----------   -----------         -----------   -----------
GROSS  PROFIT                                                   147,543       (67,510)            445,129       (14,713)

GENERAL AND ADMINISTRATIVE EXPENSES                            (378,691)     (385,590)           (559,633)     (573,410)
                                                             -----------   -----------         -----------   -----------

INCOME (LOSS)  FROM OPERATIONS                                 (231,148)     (453,100)           (114,504)     (588,123)
                                                             -----------   -----------         -----------   -----------

OTHER  (EXPENSE)                                                                4,058                  --            --
OTHER INCOME                                                      2,004        11,815               2,004         8,955
INTEREST INCOME                                                   3,632            --               4,525         5,815
INTEREST EXPENSE                                                 15,000            --              30,000            --
                                                             -----------   -----------         -----------   -----------

TOTAL OTHER INCOME (EXPENSE)                                     (9,364)       15,873             (23,471)       14,769
                                                             -----------   -----------         -----------   -----------

INCOME (LOSS) BEFORE MINORITY INTEREST                         (240,512)     (437,227)           (137,975)     (573,354)

MINORITY INTEREST                                                (2,585)        3,219              (1,825)        9,517
                                                             -----------   -----------         -----------   -----------

NET INCOME (LOSS)                                              (243,097)     (434,008)           (139,800)     (563,836)

BASIC EARNINGS (LOSS) PER SHARE                                   (0.02)        (0.04)              (0.01)        (0.05)

DILUTED EARNINGS (LOSS) PER SHARE                                 (0.02)        (0.04)              (0.01)        (0.05)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING
BASIC                                                        12,621,666    10,000,000          12,623,333    10,000,000

FULLY DILUTED                                                13,421,666    10,000,000          13,423,333    10,000,000


   The accompanying notes are an integral part of these financial statements.


SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1999 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

                                       Preferred Stock              Common Stock            Accumulated
                                   -----------------------    -------------------------     Comprehensive   Accumulated
                                     Shares       Amount       Shares          Amount       Income          Deficit         Total
                                   ----------   ----------    ----------     ----------     -----------     -----------  -----------

BALANCE DECEMBER 31, 1998              1,600    $1,500,000    12,620,000     $3,599,694     $  (10,157)     $ (473,091)   4,616,446
Common Stock Issued                                               56,000        287,500                                     287,500
Accumulated Translation Adj.                                                                     6,502                        6,502

Net income (unaudited)                                                                                        (139,800)    (139,800)

Deferred Compensation                                                          (287,500)                                   (287,500)

                                   ----------   ----------    ----------     ----------     -----------     -----------  -----------
BALANCE JUNE 30, 1999(unaudited)       1,600    $1,500,000    12,676,000     $3,599,694     $   (3,655)       (612,891)   4,483,148


   The accompanying notes are an integral part of these financial statements.


SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
------------------------------------------------------------------------------------------------------------------
                                                                                 6 Months Ended  June 30,

                                                                            1999                           1998
                                                                        ------------                  ------------
                                                                        (unaudited)                    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net  Income (Loss)                                                      $  (139,800)                  $  (434,008)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities
Depreciation and amortization                                                11,577                        (4,565)
Minority interest                                                            (7,616)                      (25,145)
Foreign translation adjustment                                                6,502                             0
(Increase) decrease in inventories                                         (535,799)                     (507,137)
Due from related parties                                                   (104,944)                      (60,069)
Accounts Receivables                                                        (53,403)                       40,228
Other Receivables                                                           (12,176)                        9,613
Other current assets                                                         13,927                        (6,700)
Prepaid Inventory                                                           140,919                             0
Accrued Interest payable                                                     34,886                        55,667
Accrued Payroll taxes                                                        10,050                         6,466
Other accrued liabilities                                                    65,368                       (20,919)
Due to related parties                                                      (20,589)                       15,000
Accounts Payable                                                            292,221                       (41,825)
                                                                        ------------                  ------------
Net, cash provided by (used in) operating activities                        482,495                      (973,394)
                                                                        ------------                  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                         (575,187)                   (1,730,497)
Proceeds from sale of property and equipment
Purchase of other assets                                                     25,641                             0
Proceeds from the sale of other assets
                                                                        ------------                  ------------
Net cash used in investing activities                                      (549,546)                   (1,730,497)
                                                                        ------------                  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loan                                                     500,000
Issuance of  Capital                                                                                    2,059,329
Long Term Loans                                                             281,370
                                                                        ------------                  ------------
Net Cash provided by financing activities                                   781,370                     2,059,329
                                                                        ------------                  ------------
Net  (decrease) in cash                                                     (67,052)                     (644,562)

CASH BEGINNING OF PERIOD                                                    133,135                       729,506
                                                                        ------------                  ------------
CASH END OF PERIOD                                                      $    66,083                   $    84,944


   The accompanying notes are an integral part of these financial statements.

SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
--------------------------------------------------------------------------------
NOTE I - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Sonic Jet Performance, LLC (the "Predecessor Company") was organized in California on May 8, 1997 as a limited liability company.

In June 1998, Boulder Capital Opportunities III, Inc. ("BCO"), a Colorado Corporation organized on November 27, 1996, entered into a Share Exchange Agreement with the Predecessor Company to acquire all of the assets and business of the Predecessor Company and assume the liabilities. The acquisition was consummated and effective as of June 30, 1998. The transaction was treated as a "purchase transaction" and has been accounted as a reverse acquisition of BCO by Sonic Jet Performance, LLC, resulting in a re-capitalization of Sonic Jet Performance, LLC. Subsequently, the name of the new entity became Sonic Jet Performance, Inc.

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

Estimates

The preparation of financial statements is in conformity with generally accepted accounting principles. It requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
--------------------------------------------------------------------------------
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss per Share

Loss per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Potentially dilutive securities included in the computation of fully diluted earnings per share for the six months ended June 30, 1999 consist of 800,000 shares of common stock reserved for conversion of the Series A Preferred Stock. Because the company has incurred net losses, basic and diluted loss per share are the same for the three months ended June 30, 1998.

NOTE 2 - INVENTORIES

Inventories at June 30, 1999 consisted of the following:
                                                                    (unaudited)
Raw materials and supplies                                         $ 1,899,943
Work in process                                                        504,616
Finished goods                                                         598,826
                                                                   ------------
TOTAL                                                              $ 3,003,385


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 1999 consisted of the following:


                                                                    (unaudited)
                                                                    ------------
Building and improvements                                           $ 1,274,025
Furniture and fixtures                                                   18,237
Machinery and equipment                                                 478,115
Tooling and molds                                                       269,760
Tooling - new products                                                  470,219
Molds - watercrafts                                                     876,606
Vehicles                                                                 37,403
                                                                    ------------
                                                                      3,424,365
Less accumulated depreciation and amortization                         (150,421)
                                                                    ------------
TOTAL                                                               $ 3,273,944

SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
--------------------------------------------------------------------------------
NOTE 3 - PROPERTY AND EQUIPMENT (CONTINUED)

Tooling for new product and molds for watercrafts have not been depreciated during the Six months ended June 30, 1999 as these will be used in production in the following year.


NOTE 4 - NOTE PAYABLE - STOCKHOLDER

Note payable - stock holder at June 30, 1999 consisted of the following:

Note payable, bearing interest at 10% per annum.  Annual                         (Unaudited)
payments are to commence July 18, 2000 in an, amount equal
to 60% of cash available for distribution, as defined, for
the nearest preceding accounting period. All unpaid
principal is due July 18, 2001. The note is secured by Company assets.            $600,000


Note payable to Mag Associates, a company owned by stock holder, payable
without interest at such time as Company raises additional capital.               $188,870


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

Future minimum lease payments are as follows:

                                Year Ending
                                December 31,                         (unaudited)
                               ------------                         ------------
                                    1999                             $  60,750
                                    2000                                81,000
                                    2001                                81,000
                                    2002                                81,000
                                                                     -----------
                                    TOTAL                            $  303,750

SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1996 (UNAUDITED)
--------------------------------------------------------------------------------
NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Lease (Continued)

Investment in Joint Venture - Dalian

The Company has entered into an agreement to invest in a joint venture in Dalian, China for the design, manufacture, and selling of watercraft jet products. The Company is committed to invest $1,000,000 in the form of molds, tooling, and know-how. The Company will share 45% of the profits or loss from this venture. This Joint venture has not yet commenced operation.

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

Royalty Agreement

On August 3, 1998, the Company assumed royalty agreements with its Design Director and Chairman/Chief Executive Officer of International Operations that originated with the Predecessor Company. The royalty is for a maximum amount of 2% of Company sales for a period of five years commencing November 18, 1998. Royalty amounts are to be paid on a quarterly basis with a minimum royalty of $4,167 per month for the twelve-month period commencing January 18, 1999 and increasing to $8,333 per month hereafter.

SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
--------------------------------------------------------------------------------
NOTE 7 - RELATED PARTY TRANSACTIONS

Included in due from related parties are amounts due from the following related parties as of June 30, 1999:

                                                                   (unaudited)
                                                                   ------------
Dalian Sonic Jet, Ltd.                                             $   349,223
Sonic Marketing International, LLC                                      35,172
Sonic Jet International, Inc.                                           63,956
Majed Al Rashid                                                         40,512
Michel Attias                                                              156
Sonic Jet (Florida)                                                     10,000
Sonic Jet (Nanning)                                                     78,461
                                                                   ------------
TOTAL                                                              $   577,480

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

NOTE 9 - COMMON STOCK

On June 23, 1999 the Company issued 50,000 shares to JAG Enterprises as consultant fee for services to be rendered in the 2nd and 3rd Quarter. The shares have been valued at $5.75 per share which represent fair value at the date of issue.

                           SONIC JET PERFORMANCE, INC.
                                   FORM 10-QSB
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTHS ENDED 6/30/99 VS. THE THREE AND SIX MONTHS ENDED 6/30/98

The following table sets forth the company's consolidated statements of operations and the percentages that such items bear to net sales:

                                                  THREE  MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                          1999         %         1998          %         1999          %          1998         %

SALE                                    196,321      100.0      26,823       100.0    $ 766,021      100.0      102,888      100.0

Cost of Sales                            48,778       24.8      94,333       351.7      320,892       41.9      117,601      114.3

Gross profit (loss)                     147,543       75.2     (67,510)     (251.7)     445,129       58.1      (14,713)     (14.3)

Selling, General and Administrative     378,691      192.9     385,590     1,437.5      559,633       73.0      573,410       57.3

Gain/(Loss) from operations            (231,148)    (133.0)   (453,100)   (1,689.2)    (114,504)     (18.8)    (588,123)    (571.6)

Interest Income                           3,632        1.8      15,873        59.2        4,525        0.6       14,769       14.3

Interest expenses                        15,000        7.6          --          --       30,000        3.9           --         --

Other Income                              2,004        1.0          --          --         2004        0.3           --         --

Minority Interest                         2,585        0.4      (3,219)      (12.0)      (1,825)      (0.2)       9,517        9.0

Net Income/(Loss)                      (243,097)     (52.2)   (434,008)    (1630.0)   ($139,800)     (18.2)    (563,836)    (548.0)

NET SALES

Net sales for the 3 months ended June 30,1999 increased by $169,498 or 631% to $196,321 from 26,823 for 3 the months ended June 30, 1998 and for the 6 Month ended June 30, 1999 by $663,133 or 644% to $766,021 from $102,888 for the 6 months ended June 30, 1998. Management attributes this increase to the sales of parts to Dalian Sonic Jet, a joint venture partner of Sonic Jet Performance, Inc. ("the Company"). Sales of parts amounted to $103,000 in the 3 months ended June 30, 1999 as compared to zero in the 3 months ended June 30, 1998 and $341,000 in the 6 months ended June 30, 1999 as compared to zero in the 6 months ended June 30, 1998.

COST OF SALES

Cost of Sales for the 3 months ended June 30, 1999 decreased by $45,555 or 48% to $48,778 from $94,333 for the 3 months ended June 30, 1998 and for the 6 months ended June 30, 1999 increased by $203,291 or 172% to $320,892 from $117,601 for the 6 months ended June 30, 1998. This is mainly attributed to the increase of the raw material costs together with increased labor costs during 6 months ended June 30, 1999. The decrease during 3 months ended June 30, 1999 is due to costs adjustment of goods transferred from Nanning operation. Further, operations for the 3 months period ended June 30 1998 were at an early stage compared to the scale of operations for the same period in 1999.

GROSS PROFIT

Gross profit for the 3 months ended June 30, 1999 increased by $215,053 to $147,543 from ($67,510) for the 3 months ended June 30, 1998 and for the 6 months ended June 30, 1999 increased by $459,842 to $445,129 from (14,713) for the 6 months ended June 30, 1998. Sales for the 6 months ended June 30, 1999 includes the sales of parts to Dalian Sonic Jet Ltd. The profit margin on sale of parts to Dalian is higher during the three and six months period. Further, the Company is mainly engaged in the production of personal watercraft and jet boats on which the gross profit margin is higher.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the 3 months ended June 30, 1999 decreased by ($6,899) or 1.78% to $378,691 from (385,590) for the 3 months ended June 30, 1998 and for the 6 months ended June 30, 1999 decreased by ($13,777) or 2.4% to $559,633 from ($573,410) for the 6 months ended June 30,
1998.

Insurance expenses for the 3 months ended June 30, 1999 decreased by $18,999 or 68% to $9,001 from $28,000 for the 3 months period ended June 30, 1998 and for the 6 months ended June 30, 1999 expenses increased by $21,551 or 238% to $30572 from $9,021 for the 6 months ended June 30, 1998. Royalty expenses amounted to $14,525 for the 3 months ended June 30, 1999 compared to $27,025 in 6 months ended June 30, 1999. No royalty was payable for the 6 months ended June 30, 1998 as there were no sales of personal watercrafts. Research and development expenses for 3 months ended June 30, 1999 decreased by $61,005 or 100% from $61005 for the 3 months ended June 30, 1998 as compared to the 6 months ended June 30, 1999 decreased by $196,780 or 100% from $196,780 for the 6 months ended June 30, 1998. This was because research and development of products was completed during the two quarters of 1998. Travel expenses for the 3 months ended June 30, 1999 increased by $23,277 or 354% to $29,855 from $6,578 for the 3 months ended June 30, 1998 and for the 6 months ended June 30, 1999 increased by $15,862 or 89% to $33,725 from $17,863 for the 6 months ended June 30, 1998.
Travel expenses were incurred for the Florida trip to set up the Company subsidiary during the first and second quarter of 1999.

NET INCOME/(LOSS)

Net (Loss) for 3 the month ended June 30, 1999 was ($243,097) as compared to a
(loss) of $(434,008) for the 3 months ended June 30, 1998 and net (loss) for the 6 months ended June 30, 1999 was ($139,800) as compared to ($563,836) for 6 the months ended June 30, 1998. This decease in loss is mainly attributable to increase in sales and the fact that selling, general and administrative expenses were relatively the same for the two periods, thereby causing such expenses to be amortized over a greater sales base in the two quarters of 1999 as compared to the two quarters of 1998.

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

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.                                           None.

Item 2.      Changes in Securities.          50,000 Shares were issued to Jag
                                             enterprises on 6/23/99 in  exchange
                                             for services. See note 9 to the
                                             consolidated financial statement.

Item 3.      Defaults Upon Senior Securities.                             None.

Item 4.      Submission of Matters to a Vote of Security Holders.         None.

Item S.      Other Information.                                           None.

Item 6.      Exhibits and Reports on Form 8-K.   (a) Exhibits:            None.

                                                 (b) Reports on Form 8-K. None.








SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 18, 1999                   SONIC JET PERFORMANCE, INC.


                                                 By: /s/ VATCHE KHEDESIAN
                                                 -------------------------------
                                                 Name: Vatche Khedesian
                                                 Title: Treasurer