Form 10QSB
period 1999-09-30
SONIC JET PERFORMANCE
filed 1999-11-22
CIK 1032863

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1999

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1937

           For the transition period from            to


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

YES [X]      NO [-]


As of September 30, 1999, the Issuer had 12,676,000 shares of Common Stock, no par value, outstanding.

                           SONIC JET PERFORMANCE, INC.

                                   FORM 10-QSB

                FOR THE QUARTERLY PERIOD ENDED September 30, 1999

                                Table of Contents

                          PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

             Balance Sheet at September 30, 1999 (unaudited)

             Statement of operations for the Nine months ended September 30, 1999 and 1998 (unaudited)

             Statements of Cash Flows for the Nine months ending September 30, 1999 and 1998 (unaudited)

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

Item 3.      Defaults upon Senior Securities

Item 4.      Submission of Matters to a vote of Security Holders

Item 5.      Other Information

Item 6.      Exhibits and reports on Form 8-K

SONIC JET PERFORMANCE, INC.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
September 30, 1999 (UNAUDITED)
--------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS
Cash                                                                $    10,862
Accounts receivable - trade                                             120,866
Inventories                                                           1,892.970
Due from related parties                                                119,538
Prepaid inventories                                                      38,757
Other receivables                                                        21,647
Other current assets                                                        750
                                                                    ------------
Total current assets                                                  2,205,390

PROPERTY AND EQUIPMENT, net                                           2,875,082
OTHER ASSETS
Organization cost, net                                                   22,000
Investment - Dalian                                                     349,223
New Product Development Cost                                          1,812,443
                                                                    ------------
TOTAL ASSETS                                                        $ 7,264,138
                                                                    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                    $   585,971
Other accrued liabilities                                               139,711
Loans payable  - bank                                                   500,000
Due to shareholder                                                      407,658
                                                                    ------------
Total current liabilities                                             1,633,340

NOTE PAYABLE - STOCKHOLDER                                              600,000
ACCRUED INTEREST PAYABLE                                                133,872
                                                                    ------------
Total liabilities                                                     2,367,212
MINORITY INTEREST                                                       668,408
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, no par value
10,000,000 shares authorized
Series A Convertible Preferred stock
1,600 shares issued and outstanding                                   1,500,000
Common stock, no par value
100,000,000 shares authorized
12,676,000 shares issued and outstanding                              3,887,194
Accumulated comprehensive income
Deferred Compensation                                                  (287,500)
Accumulated deficit                                                    (871,176)
                                                                    ------------
Total stockholders' equity                                            4,228,518
                                                                    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 7,264,138
                                                                    ------------


The accompanying notes are an integral part of these financial statements.


SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------

                                             3 Months Ended September 30, 9 Months Ended September 30,
                                                 1999             1998           1999           1998
                                             (unaudited)     (unaudited)     (unaudited)     (unaudited)
                                            -------------   -------------   -------------   -------------
SALES                                       $    120,830    $    486,368    $    886,851    $    589,256

COST OF SALES                                     76,013         124,645         396,905         242,246
                                            -------------   -------------   -------------   -------------

GROSS PROFIT                                      44,817         361,723         489,946         347,010

GENERAL AND ADMINISTRATIVE EXPENSES             (301,024)        (74,901)       (860,657)       (648,311)
                                            -------------   -------------   -------------   -------------

INCOME (LOSS) FROM OPERATIONS                   (256,207)        286,822        (370,711)       (301,301)
                                            -------------   -------------   -------------   -------------

OTHER (EXPENSE)                                                  (40,632)                        (40,632)
OTHER INCOME                                      25,283          49,066          27,287          58,021
INTEREST INCOME                                       34          15,273           4,559          21,088
INTEREST EXPENSE                                 (26,205)        (34,000)        (56,205)        (34,000)
                                            -------------   -------------   -------------   -------------
TOTAL OTHER INCOME (EXPENSE)                        (888)        (10,293)        (24,359)          4,477
                                            -------------   -------------   -------------   -------------

INCOME (LOSS) BEFORE MINORITY INTEREST          (257,095)        276,529        (395,070)       (296,824)

MINORITY INTEREST                                 (1,190)         (9,517)         (3,016)              0
                                            -------------   -------------   -------------   -------------

NET INCOME (LOSS)                           $   (258,285)   $    267,012    $   (398,086)   $   (296,824)

BASIC EARNINGS (LOSS) PER SHARE                    (0.02)          (0.05)          (0.04)          (0.05)

DILUTED EARNINGS (LOSS) PER SHARE                  (0.02)          (0.05)          (0.03)          (0.05)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING
BASIC                                         12,676,000       6,010,000      12,676,000       6,010,000

FULLY DILUTED                                 13,476,000       6,010,000      13,476,000       6,010,000


The accompanying notes are an integral part of these financial statements.


SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------------

                                                                                            Accumulated    Accumulated     Total
                                       Preferred Stock                 Common Stock        Comprehensive     Deficit
                                    Shares         Amount         Shares         Amount       Income
                                  ----------     ----------     ----------     -----------  -------------   -----------  -----------

BALANCE DECEMBER 31, 1998             1,600      $1,500,000     12,620,000     $3,599,694   $    (10,157)   $ (473,091)  $4,616,446

Common Stock Issued                                                 56,000        287,500                                   287,500

Accumulated Translation Adj.

Net income (unaudited)                                                                            10,157      (398,085)    (387,928)

Deferred Compensation                                                            (287,500)                                 (287,500)
                                  ----------     ----------     ----------     -----------   ------------   -----------  -----------
BALANCE
SEPTEMBER 30, 1999(unaudited)         1,600      $1,500,000     12,676,000     $3,599,694    $         -    $ (871,176)  $4,228,518


The accompanying notes are an integral part of these financial statements.


SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
-------------------------------------------------------------------------------------------------------

                                                                            9 Months Ended September 30,
                                                                               1999            1998
                                                                            ------------   ------------
                                                                             (unaudited)    (unaudited)

CASH FLOWS FPOM OPERATING ACTIVITIES
Net  Income (Loss)                                                            ($387,928)     ($296,824)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities
Depreciation and amortization                                                    19,935         25,190
Minority interest                                                               (12,498)        40,632
(Increase) decrease in inventories                                              574,616       (815,647)
Accounts Receivables                                                            (81,913)             0
Other Receivables                                                                11,767
Other current assets                                                             13,927       (206,161)
Prepaid Inventory                                                               163,757              0
Accrued Interest payable                                                         45,000              0
Accrued Payroll taxes                                                            54,965              0
Other accrued liabilities                                                        71,120              0
Due to related parties                                                          332,409              0
Accounts Payable                                                                455,516       (117,976)
                                                                            ------------   ------------
Net, cash provided by (used in) operating activities                          1,260,673     (1,370,786)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                             (188,748)       (73,160)
Proceeds from sale of property and equipment
Purchase of other assets                                                     (1,752,633)             0
Proceeds from the sale of other assets
Investment - Dalian Sonic Jet Performance                                      (349,223)
                                                                            ------------   ------------
Net cash used in investing activities                                        (2,290,604)       (73,160)
                                                                            ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loan                                                         500,000
Issuance of  Capital                                                                         1,499,590
Long Term Loans                                                                 407,658        148,166
                                                                            ------------   ------------
Net Cash provided by financing activities                                       907,658      1,647,756
                                                                            ------------   ------------
Net (decrease) in cash                                                         (122,273)       203,810
CASH BEGINNING OF PERIOD                                                        133,135        663,940
                                                                            ------------   ------------
CASH END OF PERIOD                                                          $    10,862    $   867,750
                                                                            ------------   ------------

The accompanying notes are an integral part of these financial statements

SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE  MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
--------------------------------------------------------------------------------

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

Principles of Consolidation

The consolidated financial statements include the accounts of SJPI and its subsidiaries, Nanning Sonic Jet, LLC and Sonic Jet Performance, Inc - Florida ("SJPF"), a wholly-owned subsidiary of SJPI. All inter-company balances and transactions are eliminated in consolidation. Minority interest represents the minority's share of the initial capital contribution in Nanning Sonic Jet, LLC and 30% of the results of its operations. SJPI manages the day-to-day operations of the subsidiary and is represented by three of the five directors of the subsidiary.

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

SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE  MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss per Share

Loss per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Potentially dilutive securities included in the computation of fully diluted earnings per share for the six months ended September 30, 1999 consist of 800,000 shares of common stock reserved for conversion of the Series A Preferred Stock. Because the company has incurred net losses, basic and diluted loss per share are the same for the three months ended September 30, 1998.

NOTE 2 - INVENTORIES

Inventories at September 30, 1999 consisted of the following:
                                                         (unaudited)
Raw materials and supplies                               $ 1,302,361
Work in process                                              512,903
Finished goods                                                77,706
                                                         ------------
TOTAL                                                    $ 1,892,970


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 1999 consisted of the following:


                                                         (unaudited)
Building and improvements                                $ 1,316,149
Furniture and fixtures                                        18,141
Office Equipment                                              38,207
Machinery and equipment                                      182,354
Test Skies                                                    11,559
Tooling and molds                                             94,921
Tooling PWC/Engines                                          135,856
Tooling - new products                                        81,723
Molds - watercrafts                                          875,113
Vehicles                                                      37,403
Intangible Asset                                             245,435
                                                         ------------
                                                           3,036,861
Less accumulated depreciation and amortization              (161,779)
                                                         ------------
TOTAL                                                    $ 2,875,082

SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE  MONTHS ENDED SEPTEMBER  30, 1999 AND 1998 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 3 - PROPERTY AND EQUIPMENT (CONTINUED)

Tooling for new product and molds for watercrafts have not been depreciated during the Nine months ended September 30, 1999 as these will be used in production in the following year.


NOTE 4 - NOTE PAYABLE - STOCKHOLDER

Note payable - stockholder at September 30, 1999 consisted of the following:

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

Future minimum lease payments are as follows:

                                Year Ending
                                December 31,                       (unaudited)
                               ------------                       ------------
                                       1999                       $   60,750
                                       2000                           81,000
                                       2001                           81,000
                                       2002                           81,000
                                                                  -----------
                                     TOTAL,                       $  303,750

SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
--------------------------------------------------------------------------------

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

SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 7 - RELATED PARTY TRANSACTIONS

Included in due from related parties are amounts due from the following related parties as of September 30, 1999:

                                                                  (unaudited)
                                                                 ------------
Dalian Sonic Jet, Ltd.                                           $   349,223
Sonic Marketing International, LLC                                    35,172
Sonic Jet International, Inc.                                         43,854
Majed Al Rashid                                                       40,512
                                                                 ------------
TOTAL                                                            $   468,761

Dalian Sonic Jet, Ltd. is a joint venture partner with SJPI, in which SJPI shares 45% of the profit or loss of the joint venture. Sonic Marketing International, LLC is owned by a stockholder of the Company. It used to market the Company's products and has since ceased doing business. Sonic Jet International, Inc. is owned by a stockholder and markets the Company's products exclusively. Majed Al Rashid is a stockholder of the Company.


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


                                            SONIC JET PERFORMANCE, INC.
                                                    FORM 10-QSB
                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                             AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 VS. THE THREE
AND NINE MONTHS ENDED SEPTEMBER 30, 1998

           The following table sets forth the Company's consolidated statements of operations and the percentages that such items bear to net sales:

                                                        THREE  MONTHS ENDED,                           NINE  MONTHS ENDED
                                                          SEPTEMBER 30,                                  SEPTEMBER 30,
                                            1999          %         1998          %       1999           %         1998        %
Sales                                   $ 120,830       100.0   $ 486,368       100.0   $886,851       100.0   $589,256       100.0

Cost of Sales                              76,013        62.9     124,645        25.7    396,905        44.7    242,246        41.1

Gross profit (loss)                        44,817        37.1     361,723        74.3    489,946        55.3    347,010        58.9

Selling, General and Administrative      (301,024)     (249.1)    (74,901)      (15.4)  (860,657)       (7.0)  (648,311)     (110.0)

Income/(Loss) from operations            (256,206)     (212.0)    286,822        58.9   (370,711)      (41.7)  (301,301)      (51.1)

Interest Income                                34         0.0      15,273         3.1      4,559         0.5     21,088         3.5

Interest expenses                         (26,205)      (21.6)    (34,000)       (6.9)   (56,205)       (6.3)   (34,000)       (5.7)

Other Income                               25,283        20.9      49,066        10.0     27,287         3.0     58,021         9.8

Other expenses                                 --          --     (40,632)       (8.3)        --          --         --          --

Minority Interest                          (1,190)       (1.0)     (9,517)       (2.0)    (3,016)       (0.3)   (40,632)       (6.9)

Net Income/(Loss)                       $(258,285)     (213.7)   $267,012        54.8  $(398,086)      (44.8) $(296,824)      (50.4)

NET SALES
Net sales for the 3 months ended September 30,1999 decreased by $365,538 or 75% to $120,830 from $486,368 for 3 the months ended September 30, 1998 and for the 9 month ended September 30, 1999 increased by $297,595 or 50% to $886,851 from $589,256 for the 9 months ended September 30, 1998. Management attributes the decrease to the sale for 3 months ended September 30, 1999 to the setting up of the Florida facility. Management attributes the increase to the sales for 9 months ended September 1999, to sale of parts to Dalian Sonic Jet, a joint venture partner of Sonic Jet Performance, Inc. ("the Company") and Nanning Sonic Jet performance, ltd. Subsidiary of the Company. Sales of parts amounted to $40,780 in the 3 months ended September 30, 1999 as compared to $87,417 in the 3 months ended September 30, 1998 and $392,849 in the 9 months ended September 30, 1999 as compared to $87,417 in the 9 months ended September 30, 1998. COST OF SALES Cost of Sales for the 3 months ended September 30, 1999 decreased by $50,620 or 41% to $74,025 from $124,645 for the 3 months ended September 30, 1998 and for the 9 months ended September 30, 1999 increased by $152,671 or 63% to $394,917 from $242,246 for the 9 months ended September 30, 1998. This is mainly attributed to the increase of the raw material costs together with increased labor costs during 9 months ended September 30, 1999. The decrease during 3 months ended September 30, 1999 is due to costs adjustment of goods transferred from Nanning operation and also reduced material cost and labor cost on production of delta and Fire rescue jets compared to 3 months period ending September 30, 1998. Further operations for the 3 months period ended September 30 1998 were at an early stage compared to the scale of operations for the same period in 1999.

GROSS PROFIT
Gross profit for the 3 months ended September 30, 1999 decreased by $316,906 or 87% to $44,817 from $361723 for the 3 months ended September 30, 1998 and for the 9 months ended September 30, 1999 increased by $142,936 or 41% to $489,946 from $347,010 for the 9 months ended September 30, 1998. Sales for the 9 months ended September 30, 1999 includes the sales of parts to Dalian Sonic Jet Ltd. The profit margin on sale of parts to Dalian is higher during the 3 and 9 months period. Further, the Company is mainly engaged in the production of personal watercraft and jet boats on which the gross profit margin is higher.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the 3 months ended September 30, 1999 increased by $226,123 or 302% to $301,024 from $74,901 for the 3 months ended September 30, 1998 and for the 9 months ended September 30, 1999 increased by $69,409 or 23% to $370,710 from $301,301 for the 9 months ended September 30, 1998.

Royalty expenses amounted to $10,475 for the 3 months ended September 30, 1999 compared to $37,500 for the 9 months ended September 30, 1999. No royalty was payable for the 9 months ended September 30, 1998 as there were no royalty agreement with the Company. Research and development expenses for the 3 months ended September 30, 1999 increased by $2,399 or 100% to $2,399 from zero for the 3 months ended September 30, 1998 and as compared to the 9 months ended September 30, 1999 increased by $2,399 or 100% to $2,399 from zero for the 9 months ended September 30, 1998. Travel expenses for the 3 months ended September 30, 1999 increased by $25,682 or 261% to $15,854 from $(9,828) for the 3 months ended September 30, 1998 and for the 9 months ended September 30, 1999 increased by $37,149 or 528% to $44,183 from $7,034 for the 9 months ended September 30, 1998. Travel expenses were incurred for the Florida trip to set up the Company subsidiary during the first three quarters of 1999. Insurance expenses for the 3 months ended September 30, 1999 decreased by $3,718 or 121% to ($6,778) from ($3,060) for the 3 months period ended September 30, 1998 and for the 9 months ended September 30, 1999 expenses increased by $21,058 or 353% to $27,019 from $5,961 for the 9 months ended September 30, 1998.

NET INCOME (LOSS)

Net Income(Loss) for 3 the month ended September 30, 1999 was ($258,285) as compared to a profit of $267,012 for the 3 months ended September 30, 1998 and net (loss) for the 9 months ended September 30, 1999 was ($398,086) as compared to ($296,824) for the 9 the months ended September 30, 1998. This increase in loss is mainly attributable to decrease in sales during three months ended September 30, 1999 and the fact that selling, general and administrative expenses were relatively increased for the same period ending September 30, 1999 by causing such expenses to be amortized over a greater sales base in the three quarters of 1999 as compared to the three quarters of 1998.

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

Item 3.      Defaults Upon Senior Securities.                              None.

Item 4.      Submission of Matters to a Vote of Security Holders.          None.

Item 5.      Other Information.                                            None.

Item 6.      Exhibits and Reports on Form 8-K.   (a) Exhibits:             None

                                                 (b) Reports on Form 8-K.  None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 22, 1999                           SONIC JET PERFORMANCE, INC.


                                                  By: /S/ VATCHE KHEDESIAN
                                                  ------------------------------

                                                  Name:  Vatche Khedesian
                                                  Title: Treasurer