Form 10KSB
period 1999-12-31
SONIC JET PERFORMANCE
filed 2000-04-14
CIK 1032863

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------

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

        Yes   [X]      No  [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]
        The issuer's revenues for the fiscal year ended December 31, 1999, were approximately $970,558.
        As of April 12,2000, the aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $12,730,000 based upon the average closing bid and asked price of such stock on such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive Proxy Statement relating to the 2000 Annual Meeting of shareholders are incorporated herein by reference into
Part III.

                                TABLE OF CONTENTS

PART I.

Item 1.  Description of Business                                                        3

Item 2.  Description of Property                                                        12

Item 3.  Legal Proceedings                                                              13

Item 4.  Submission of Matters to a Vote of Security Holders                            13


PART II.

Item 5.  Market for Common Stock and Related Stockholder Matters                        13

Item 6.  Management's Discussion and Analysis or Plan of Operation                      14

Item 7.  Financial Statements                                                           16

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                           37


PART III.

Item 9.  Directors, Executive Officers, Promoters and Control Persons:
         Compliance with Section 16(a) of the Exchange Act                              37

Item 10. Executive Compensation                                                         37

Item 11. Security Ownership of Certain Beneficial Owners and Management                 37

Item 12. Certain Relationships and Related Transactions                                 38

Item 13. Exhibits and Reports on Form 8-K                                               38

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

        LIMITED OPERATING HISTORY; HISTORICAL AND ANTICIPATED LOSSES. Sonic Jet was organized in 1994, has had limited operations to date. To date, Sonic Jet has generated only limited revenues. As of December 31, 1999, the Company had an accumulated deficit of approximately $2,132,000. There can be no assurance that the Company will be able to achieve profitable operations in the future. Results of operations in the future will be influenced by numerous factors, including, among others, the ability of the Company to complete development of its proposed product line and successfully and profitably manufacture its products in commercial quantities; market acceptance of its products; the Company's ability to develop and market or commercialize new products; the ability of the Company to manage its growth and maintain the quality of its products and the ability of Sonic Jet to implement effectively its business plan. See "Management's Discussion and Analysis of Financial Condition" and "Company Overview."

        UNCERTAINTY OF MARKET ACCEPTANCE OF PRODUCTS. The Company has sold only limited quantities of its personal watercraft ("PWC"), jet boats, emergency watercraft, utility craft and accessories to date and it is impossible to predict the level of market acceptance of its products. The Company does not have any agreements obligating watercraft dealers to order, sell or otherwise offer its products. The Company terminated its agreement with Sonic Jet International, Inc. and has established an internal sales and marketing group. This group has focused on establishing dealer networks which will sell Sonic Jet Performance, Inc. products in North and South America , Europe, some Pacific Rim Countries and the Middle East. There can be no assurance that Sonic Jet's products will be successfully produced in commercial quantities, that the Company will be able to establish a satisfactory dealer network to distribute its products or that sufficient sales will be generated by dealers or distributors to sustain the ongoing operations of the Company.

        LIMITED CAPITAL; NEED FOR ADDITIONAL FINANCING. The Company's existing capital resources are extremely limited and the Company will not be able to sustain its operations without funding in the immediate future. The Company's working capital requirements in the foreseeable future will increase depending on a variety of factors, including the level and results of the Company's product development efforts, the commercial acceptance of the Company's products, the establishment of channels of distribution for these products, the ability of the Company to manufacture its products in commercial volumes and other factors. The Company requires substantial additional funds to continue financing product development, manufacture its products in commercial volumes, conduct marketing and sales activities, and augment its infrastructure and administrative support. The Company does not presently have any commitments for additional financing. If such additional financing is required, there can be no assurance that it will be available to the Company on acceptable terms, or at all. Any such additional financing may involve substantial dilution to the interests of the Company's stockholders. The Company's ability to obtain additional capital will be dependent in part on market conditions, the national economy and other factors outside of the Company's control. The inability to obtain required additional financing could require the Company to delay or scale back product development efforts or cease operations altogether. In connection with the $1,250,000 loan agreement described in the Liquidity and Capital Resources section of the Management Discussion and Analysis section, the Company has granted a warrant to purchase 1,250,000 shares of it's common stock and a beneficial conversion feature described in more details in note 5 to the consolidated financial statements. As result, the Company would have to record additional interest expense amounting to approximately $1,005,000 in the year ending December 31, 2000.


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

        HIGH-COST, LEISURE SPORT PRODUCT. Sales of Sonic Jets' products, at a price of between approximately $15,000 and $50,000, require an active market for high-price, leisure sport products. A purchaser of such products must have high disposable income to afford such a purchase, have substantial leisure time to pursue the watercraft sport, and have access to appropriate bodies of water and the means to transport the watercraft, if necessary. High-cost purchases for purely leisure activity tend to be among the first purchases foregone in times of recession, times of civil unrest and other periods in which consumer purchases decrease. Due to decreased consumer spending in such periods, the Company's sales may fluctuate substantially and if such periods continue for a significant amount of time, the Company's sales and results of operations could be adversely affected.

        DEPENDENCE UPON INDEPENDENT MANUFACTURING SOURCES AND SUPPLIERS. The Company's plan is to be engaged in assembly and limited manufacturing operations for its products and management expects that the Company will be dependent upon outside suppliers for many components of its products. Management believes that there are multiple U.S. and foreign vendors available for virtually all component parts, including vendors to build power train, electrical, plumbing and control components at competitive prices. The Company has developed its own hull and deck components and is manufacturing these hull & deck at Nanning Sonic Jet Performance, LLC, which is owned by Sonic Jet Performance, Inc. , and at Dalian Sonic Jet Performance, LLC., a joint venture in which Sonic Jet Performance, Inc. shares 45% of the profit or loss of the joint venture. To date, no binding arrangements have been negotiated or consummated with suppliers. The lack of existing contracts with outside suppliers, or the cancellation of a key supply source once it is established, could adversely affect the Company's production. Although the Company believes that it will receive cash flow benefits from using third parties to manufacture the components of its products, the lack of direct control over the manufacturing process increases the risks of delay and quality control problems, which could result in cancellation of orders or an increased level of returns. Moreover, the Company competes with numerous companies for manufacturing capacity, and no assurance can be given that the Company will be able to obtain desired quantities of products on a timely basis.

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

        FLUCTUATIONS IN MARKET GROWTH. The number of personal watercraft unit sales has declined from approximately 200,000 units in 1995 to approximately 106,000 units in 1999. However, boat sales for Sonic Jet's targeted market has grown from sales of $2.1Billion in 1997 to $2.5 Billion in 1999. The US pleasure boat market has recorded its gains in over a decade with entry-level boats joining bigger, pricier models at the top end of the market to drive double-digit growth for the year 1999. New boat sales reached 605,000 units, a 6% gain for the year, while retail sales surged 20% to 23 billion. In the large boat sector, outboard and inboard boat manufacturers rated 1999 as a very good year, with gains of 16% and 6%. Such fluctuations in market growth indicate that the trend in future demand for personal watercraft and boats is uncertain. Fluctuations in the growth of the market for personal watercraft and boats could cause fluctuations in the Company's operating results and a stagnation or decline in the growth of the personal watercraft and boat markets would likely have a material adverse effect on the Company's results of operations.

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

        PRODUCT LIABILITY. The design, manufacture and sale of personal watercraft and boats may give rise to product liability claims. Due to the inherent risks in using personal watercraft and boats, it is foreseeable that injury or death to the consumer could result and that legal action could be brought against the Company to recover damages for such injury, which damages could be significant. There can be no assurance that product liability claims will not be asserted against the Company or that such claims will not be successful. Sonic Jet maintains product liability insurance coverage in the amount of at least $1,000,000 per occurrence and $5,000,000 in the aggregate, although there can be no assurance that such coverage will be sufficient in the event of any future claims. In addition, there can be no assurance that adequate product liability insurance coverage will be available in the future and, if available, that it will be obtained on terms satisfactory to the Company. A completely or partially uninsured judgment against Sonic Jet could have a material adverse effect upon the Company.

        PATENTS AND PROPRIETARY RIGHTS. The Company's success will depend, in part, on its ability to obtain and enforce patent protection for its products and technology, both in the United States and in other countries. Albert Mardikian, the company's design director, has been awarded numerous patents and trademarks by the United States Patent and Trademark Office. Such patents and trademarks have been assigned to the Company by Mr. Mardikian subject to certain royalty and license arrangements. There can be no assurance that any patent or trademark relating to the Company's products will not be challenged, invalidated, or circumvented or that the rights granted thereunder will provide a competitive advantage to the Company. Furthermore, no assurance can be given that the protection of any patents or trademarks that have been secured by Mr. Mardikian and assigned to the Company, or that may be issued in the future, will be held valid if subsequently challenged. Issued patents or trademarks can later be held invalid by a court. In addition, other entities may currently have, or may obtain in the future, patent or trademark rights which they may claim conflict with the Company's patents and may attempt to block the Company's use of its patents. The foregoing possibilities may require the Company to obtain a license from or other arrangement with an unknown entity. There can be no assurance that the Company will be able to obtain any such licenses or cooperative arrangements on reasonable terms, if at all, or that the patents or trademarks underlying any such licenses will be valid or enforceable. In addition, if the Company becomes involved in litigation over such patents or other proprietary rights, such litigation could consume a substantial portion of the Company's time and resources.

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

        DEPENDENCE ON KEY PERSONNEL; NEED FOR ADDITIONAL PERSONNEL. As of December 31, 1999, Sonic Jet performance and its subsidiaries had 144 full-time employees and various other consultants. The success of the Company will be dependent upon its ability to hire and retain additional qualified manufacturing, engineering, sales, marketing and other necessary personnel. There can be no assurance that the Company will be able to attract and retain necessary personnel, or that qualified individuals already earmarked for key positions will still be available as they are needed and when the Company has the capital resources to adequately compensate them. The success of the Company will be highly dependent on the personal efforts of Mr. Mardikian, the designer, developer and inventor of Sonic Jet's personal watercraft, and on certain other key personnel. Although the company has entered into an employment agreement with Mr. Mardikian expiring in July 2002, and intends to apply for "key-person" life insurance for Mr. Mardikian in the amount of $1 million or more, the loss of his services or the services of other key personnel would have a material adverse effect upon the Company's business and prospects.

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

        GOVERNMENT CONTROL OVER ECONOMY. The PRC has in the recent past been permitting greater provincial and local economic autonomy and private economic activities. The PRC central government has exercised and continues to exercise substantial control over virtually every sector of the PRC economy. Accordingly, PRC government actions in the future, including any decision not to continue to support current economic reform programs and to return to a more centrally planned economy, or regional or local variations in the implementation of economic reform policies, could have a significant effect on economic conditions in the PRC or particular regions thereof. Any such developments could affect current operations of and property ownership by foreign investors.

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

        DEPENDENCE ON PRC PARTIES. One of the company's facility is owned by Sino-foreign contractual joint ventures in which the Company has a 45% minority interest. The other parties to these contractual joint ventures are entities that are controlled by PRC governmental bodies.

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


COMPANY OVERVIEW

        Sonic Jet Performance, Inc. is dedicated to producing pleasure boat and personal watercraft utilizing the highest design and performance standards. The Company is a fully integrated commercial, personal watercraft and recreational/sport boats manufacturing and sales company, which operates both in the United States and internationally. The Company's products combine power, safety, handling and stability in rough water along with high-speed performance. Since 1994, Sonic Jet has been involved in research and development, prototype production and testing of a variety of new products. Design, testing, tooling and molds for the two-seater and three-seater personal watercraft have been completed. Research and development has been completed and production has begun on the Sonic Jet Delta seven passenger recreational personal watercraft, the Fire Rescue Jet, the commercial version and Sonic Jet Vortex recreational boats featuring 22' models. Production models are currently being sold through dealers worldwide.

        Sonic Jet has spent much of 1999 continuing development of its line of Water Crafts and boats as well as establishing dealers for the boats throughout both the United States and internationally. The Personal Water Crafts & boats are sold to dealers for distribution to the retail market.

        Complementing the line of sporting boats, Sonic Jet offers a full line of utility watercraft custom-designed for use by fire departments, flood control and rescue teams. These boats offer fire and de-watering pumps, water-tight emergency equipment compartments and capacity for 5- 25 passengers. The Fire Rescue Jet, the only product sold directly to the end-user, is currently utilized by the U.S. Coast Guard, several international police and coast guard units as well as numerous fire departments with need for water based equipment. Sonic Jet's patented hull design adds a new dimension, producing a safer and more stable craft for PWC's exceeding 55mph.

        Sonic Jet is presently headquartered in Southern California, a huge market for personal watercraft and home to many of the largest companies in the industry. Kawasaki, Yamaha, Suzuki and Honda, along with many parts and after market product companies are situated nearby, as well. Several industry-related organizations are also in Southern California including the IJSBA, the industry's leading competition organizer and user advocate, as well as several publishers including Dealer News Magazine, Personal Watercraft Illustrated and Splash Magazine

INDUSTRY PROFILE.

Personal Watercraft

Boats and Accessories

        In the 1980's, boats of all kinds were sold in unprecedented numbers. In units sold and actual dollars spent, boat manufactures enjoyed enormous economic growth. In 1988, this trend began to reverse, with units sold decreasing 41%. The period from 1989-1991 showed the results of the passage of the luxury tax and manufacturers' unrealistic inventories. Since the repeal of the luxury tax and the overall economic upturn, boat sales are again showing steady increases. From a high of nearly $6 billion in 1988, boat sales plummeted to less than $3 billion in 1993. Increasing to $3.8 billion in 1994, showing steady growth to $4 billion in 1995, $4.2 billion in 1996, and $4.5 billion in 1997; and exceeded $7 billion in 1999. Historically, it has always followed that as discretionary income grows, boat sales also grow.


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


DISTRIBUTION

        An important element of the market is retail distribution (i.e., dealers who sell to consumers directly). Motor sport dealers sell the majority of personal watercraft. Industry observers agree that approximately 85% to 90% of all personal watercraft sold in the U.S. are sold by 2500 motor sport dealers. This is significant because Sonic Jet is in the process of securing dealer representation by offering competitively priced personal and utility watercraft of superior performance. Targeted dealers customarily sell one, two, or three major personal watercraft lines. These dealers have the sales know-how, are known in their respective markets and offer a broad selection of products, accessories and services, including insurance and financing, in order to assist customers and ensure the sale. Sonic Jet has identified the leading personal watercraft dealers and boat and accessory dealers throughout the U.S. and has designed the programs necessary to secure their representation. Sonic Jet is currently involved with the Mercury Marine network of dealers worldwide and will be expanding that relationship as new products are completed and ready for distribution. The overseas market is growing and in some areas growing very rapidly. Sonic Jet's overseas targets include Europe, the Middle East, Central and South America and the Pacific Rim. In China, Sonic Jet is the only western manufacturer for power and recreational boats to serve the expanding market of executives spending more recreational time as this economy thrives. For utility watercraft, the markets include every country that has a developed coastline. In overseas markets, Sonic Jet intends to sell its watercraft and accessories through established distributors and dealers. Although Sonic Jet is primarily concentrating its marketing of PWC's and Jet Boats in the US market, overseas distribution of the Rescue Jet and Fire-Rescue Jet will occur immediately.


COMPETITION

        The PWC and sport/recreational boat market(s) are highly competitive. Competition is based upon a number of factors, including performance, price, quality, reliability, styling, product innovations, features and warranties. At the dealer level, competitors are more diversified and have financial and marketing resources which are substantially greater than those of the Company.

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

KEY PRODUCT SEGMENTS

Sport Recreational Boats

        The Sonic Jet Vortex line epitomizes safety, style and performance. Its patented hull is constructed of hand laid FRP and "S" glass/Biax, which is kevlar family and with glass, Biax and carbon fiber stringers which makes the Vortex hulls stronger and lighter than conventional fiberglass hulls. The progressive v-hull provides stability and extraordinary tracking for precision handling. The Vortex comes with many optional safety features, such as rudder-assisted steering for continued control without power. Each model in this line includes covered headlights, hydraulic engine hatch opener and full instrumentation.

1. Sonic Jet Vortex is a 22' and 19' exotic design boat that features a single 175 to 500 hp Mercury Marine 175 V-6 and V8 Sport Jet engines and has either jet or out drive options. This model had been characterized by industry professionals at the IMTEC Show in October, 1997, as "the first really new innovation seen in boating in many years".

2. Super Veloce 51 (prototype) features twin Marine engines, creating the most exotic, state of the art luxury-performance boat in the world.

3. The Sonic Jet Delta is a recreational model based on the Fire-Rescue Jet. Instead of stretcher platforms on each side of the pilot position, a double saddle will hold two persons. This will allow a party of seven passengers to enjoy the thrill of the jet ski experience. Research has shown this configuration to be extremely popular for families. Offering this craft for rent at vacation facilities will create an additional marketing opportunity.


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

2. The Rescue Jet can handle a crew of 5 plus 2 on the stretchers and can be dropped by helicopter for immediate rescue services.

3. The Fire Rescue Jet Ice Breaker, with a several new patented unique designs. At 31', the boat has the capacity to carry up to 25 passengers in an emergency situation . Its advanced pilot house design includes all-weather, heavy sea rescue capability.

Accessories

        Sonic Jet has obtained licensing rights to the patents from Mardikian Design and has developed the tooling and designs for Step Ahead, a self retracting boat and personal watercraft step and Aqua Shock, a shock-absorbing steering system for personal watercraft. Sonic Jet is currently in negotiations to license the manufacture of these two innovative accessory products. Additionally, Sonic Jet owns the designs and has developed the mold for exhibition display accessories, but has no current plans for production.


SALES PROGRAMS

Dealer Sales Programs

        In addition to safety, performance and style, Sonic Jet will offer programs and policies designed to meet all dealer requirements and needs.

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


Employees

        As of December 31, 1999, the Company had 144 full-time employees . The Company believes that its relations with the employees is good.


                         ITEM 2. DESCRIPTION OF PROPERTY

HUNTINGTON BEACH FACILITY

        The Company currently headquarters its corporate offices and new product development with an assembly operation in Huntington Beach, California, which is home for the executive office and the "home based" sales team. The Company operations from a 20,000 square foot facility. This facility is equipped with CAD-CAM design technology, tooling, welding, fiberglass molding and an assembly line. Sonic Jet has relocated a portion of its production to its facility in Cape Coral, Florida.

CAPE CORAL FACILITY

        The Company has the capacity of producing Sonic Delta Jet in a leased 7,000 square foot facility.


        Sonic Jet operates two facilities in China.

1) The Company has a 50,000 square foot facility (expandable to 250,000 sq. ft.) in Nanning, China. Sonic Jet has a 50-year land lease with an option to extend the lease for a additional 50 years. The Company has structured a package that includes no taxation during the first three years of operation, 7% taxation for years 4-6 and a flat 15% tax on profits thereafter. Due to housing and health subsidies, the monthly cost of the 70 laborers is approximately $40/person, with management personnel (10) costing $75/person. The Nanning facility is currently producing the fiberglass shells for Sonic Jet's boat and PWCs. Testing and quality control processes are performed before the finished parts are shipped back to the Huntington Beach and Florida facilities for final assembly. The Nanning facility will accommodate all documentation at the factory using an on-site customs broker and a representative from the Bank of China to facilitate all financial transactions, including payroll. Strategically located on the Yong-Jiang River, the Nanning facility allows containers to be loaded at the factory and proceed to Hong Kong and terminate at World port Los Angeles or Miami , FL. This strategic alliance provides cost effective labor while conforming to the criteria for US-made products. The Nanning facility began producing parts in January, 1998. The output of the Nanning facility is shipped to both the Florida and California The output of the Nanning facility was shipped during 1999 to both the Florida and California.

2) Allied with the Chinese government Sonic Jet has joint venture facility located in Dalian, China, a port area in the Northeast business corridor. This 50,000 square foot facility is capable of producing 2,500 pleasure boats per year that will be wholesale to dealers in the U.S. for $37,500 when fully equipped. As demand for the product lines grow, the Dalian facility can be expanded to 250,000 square. The primary products to be produced in the Dalian facility are pleasure boats 19' to 22', a 31-foot rescue craft and the 50-foot Super Velocci. Sonic Jet Performance, Inc. is in a joint venture with Sonic Jet Dalian of China which operates the state-of-the-art boat manufacturing facility. The facility will employ nearly 100 people and is supervised by the US R&D and New Product Development management of Sonic Jet Performance, Inc. This includes the ISO 9000 qualified quality control engineers, a complete staff of fiberglass engineers, assembly engineers, and electrical engineers. The facility will also house a domestic sales staff to market the production of the Nanning facility and the Dalian facility throughout China. The output of the Dalian facility are shipped to Sonic Jet's California facility for finishing and installation of the drive train.


                            ITEM 3. LEGAL PROCEEDINGS

        The land which was purchased for new construction was returned to and foreclosed by Riverside Bank in the best interest of the Company.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fiscal year ended December 31, 1999.

                                     PART II

         ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock began trading on the Nasdaq Over-the-Counter Market ("NASDAQ") on September 25, 1998 under the symbol SJET. Pursuant to records of the Company's transfer agent, the Company had 29 stockholders of record as of December 31, 1999. The following table sets forth the low and high sale prices for the Common Stock as reported by Nasdaq..

MONTH ENDED:
                                            LOW SALES PRICE     HIGH SALES PRICE
                                            ----------------    ----------------

Month Ended September 30, 1998                    5.000              5.500
Month Ended October 31, 1998                      4.940              5.500
Month Ended November 30, 1998                     4.500              5.630
Month Ended December 31, 1998                     4.440              6.130


THREE MONTHS ENDED:
                                            LOW SALES PRICE     HIGH SALES PRICE
                                            ----------------    ----------------

Month Ended March 31, 1999                        12.500             15.000  stock split
Month Ended June 30, 1999                          5.000              6.000
Month Ended September 30, 1999                     2.250              2.250
Month Ended December 31, 1999                      1.062              1.062



       ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        The following sets forth selected items from the Company's statements of operations and the percentages that such items bear to net sales for the fiscal years ended December 31, 1999 ("FY99") and December 31, 1998 ("FY98"), December 31, 1997 ("FY97")


                                                1999                      1998                      1997
                                        ----------------------    ----------------------    ----------------------

Sales                                      970,558    100.00%       688,991     100.00%       213,583     100.00%
Cost of sales                              578,576     59.62%       375,321      54.47%        90,666      42.45%
Selling, general, & administrative       1,853,214    190.95%       512,313      76.36%       520,450     243.68%
Loss from operations                    (1,461,232)  (150.56%)     (198,643)    (28.83%)     (397,533)   (186.13%)
Interest Expense                           273,264     28.16%        67,205       9.75%        36,946      17.30%
Net loss                                (1,659,116)  (170.95%)      (60,314)     (8.75%)     (412,777)   (193.26%)


NET SALES


FY 99 COMPARED WITH FY 98
        Net sales for FY 99 increased by $281,567, or 40.87 %, to $970,558 compared to $688,991 for FY 98. Management attributes this increase in sales to the following. Sales of Trailers decreased by $40,262 or 167% from $64,318 in 1998 and to $24,056 in 1999. Sales of Rescue Jets decreased by $ 174,700 or from $490,345 in 1998 to $ 315,645 in 1999. Sales of Delta Jets increased by $77,772 or 42.85% from 103,731 in 1998 to $181,503 in 1999. Sale of parts amounted to $348,996 in 1999 as compared to none in 1998.

FY 98 COMPARED WITH FY 97
        Net sales for FY 98 increased by $475,408, or 222%, to $688,991 compared to $213,583 for FY 97. Management attributes this increase in sales to the following. Sales of Trailers decreased by $45,114 or 234% from $19,204 in 1997 and to $64,318 in 1998. Sales of Rescue Jets increased by $ 323,202 or 198% from $163,143 in 1997 to $ 490,345 in 1998. Sales of Delta Jets amounted to $103,731 in 1998 as compared to none in 1997.

COST OF SALES

FY 99 COMPARED WITH FY 98
        Cost of Sales for FY 99 increased by $203,255 or 54.16%, to $578,576 compared to $375,321 for FY 98. Increase is due to the increase in sales.

FY 98 COMPARED WITH FY 97

        Cost of Sales for FY 98 increased by $284,655 or 314%, to $375,321compared to $90,666 for FY 97.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

FY 99 COMPARED WITH FY 98
        Selling, general and administrative expenses for FY 99 increased $1,340,901, or 261.79%, to $1,853,214, compared to $512,213 for FY98. Major components of selling, general and administrative expenses are as follows:
Administrative wages increased by $329,282 or 320.21% from $102,833 1998 to $432,115 in 1999; travel expense increased by $29,487 or 118.42% from $24,902 in 1998 to $54,389 in 1999. Increases in travel expenses were mostly due to trips by management to its China and Florida subsidiary. Insurance expense increased from $18,784 in 1998 to $47,087 in 1999. Advertising expense decreased by $4,080 from $16,327 in 1998 to $12,247 in 1999. As a result of the increase in manufacturing efforts of the Company, utilities expense increased by $12,829 or 60.46% from $21,220 in 1998 to $34,049 in 1999. Slow and non moving inventories amounting to $257,044 was expensed during 1999.

FY 98 COMPARED WITH FY 97
        Selling, general and administrative expenses for FY 98 decreased $8,137, or 1.56%, to $512,213 compared to $520,450 for FY97. Major components of selling, general and administrative expenses are as follows: Administrative wages increased by $26,983 or 34% from $ 78,580 in 1997 to $102,833 in 1998;
travel expense increased by $22,905 or 1,163% from $1,968 in 1997 to $24,902 in 1998. Increases in travel expenses were mostly due to trips by management to its China and Florida subsidiary. Outside services mostly attributable to increased temporary administrative staff needs amounted to $37,805 in 1998 as compared to none in 1997. Insurance expense increased from $6,187 in 1997 to $18,785 in 1998. Commission expense increased by $17,327 from $6,823 to $24,150 as a result of the increase in sales volume for 1998. Advertising expense increased by $13,263 from $2,614 in 1997 to $16,327 in 1998. Advertising and marketing wages increases were attributable to the increased sales effort introduced by Sonic Jet International, Inc. the exclusive marketer of the Company's products in North and South America, Europe, some Pacific Rim countries and the Middle East. As a result of the increase in manufacturing efforts of the Company, utilities expense increased by $16,745 or 374.19.9% from $4,475 in 1997 to $21,220 in
1998.


NET LOSS

FY 99 COMPARED WITH FY 98
        Net loss for FY 99 increased by $1,598,802, or 2,650 %, to $1,659,116 for FY 99 compared to $60,314 for FY 98.

FY 98 COMPARED WITH FY 97
        Net loss for FY 98 decreased by $352,463, or 85.39 %, to $60,314 for FY 98 compared to $412,777 for FY 97.


LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal sources of capital have been cash flow from its operations and loans on an as needed basis.

        In November 1999, the Company entered into a loan agreement with the preferred stock holder to borrow upto $1,250,000 at 12% per annum. Company has $635,000 up to December 31, 1999, and the balance amount was released after the year end. This loan matures in August 2000 and is secured by Company assets.

        Based on its current operating plan, the Company anticipates that additional financing will be required to finance its operations and capital expenditures. The Company's currently anticipated levels of revenues and cash flow are subject to many uncertainties and cannot be assured. Further, unforeseen events may occur causing the Company to raise additional funds. The amount of funds required by the Company will depend upon many factors, including without limitation, the extent and timing of sales of the Company's products, future product costs, the timing and costs associated with the establishment and/or expansion, as appropriate, of the Company's manufacturing, development, engineering and customer support capabilities, the timing and cost of the Company's product development and enhancement activities and the Company's operating results. Until the Company generates cash flow from operations which will be sufficient to satisfy its cash requirements, the Company will need to seek alternative means for financing its operations and capital expenditures and/or postpone or eliminate certain investments or expenditures. Potential alternative means for financing may include leasing capital equipment, obtaining a line of credit, or obtaining additional debt or equity financing. There can be no assurance that, if and when needed, additional financing will be available, or available on acceptable terms. The inability to obtain additional financing or generate sufficient cash from operations could require the Company to reduce or eliminate expenditures for capital equipment, research and development, production or marketing of its products, or otherwise curtail or discontinue its operations, which could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, if the Company raises funds through the sale of additional equity securities, the Common Stock currently outstanding may be further diluted. The Company incurred losses from operations for the years ended December 31, 1999 and 1998 and has a shareholders' deficit at December 31, 1999. The Company's independent certified public accountants have included a modification to their opinion, which indicates there is substantial doubt about the Company's ability to continue as a going concern. See Note 1 to Consolidated Financial Statements for additional information. The Company is attempting to raise additional to meet future working capital requirements, But may not be able to do so. Should the Company not able to raise additional capital, it may have to severely curtail operations.


               ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          SONIC JET PERFORMANCE, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 1999 AND 1998




Sonic Jet Performance

                                                                                        SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
                                                                                                                            CONTENTS
                                                                                                                   DECEMBER 31, 1999
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                            Page
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                                           19

FINANCIAL STATEMENTS

     Consolidated Balance Sheet                                                                            20 - 21

     Consolidated Statements of Operations                                                                   22

     Consolidated Statements of Stockholders' Equity                                                         23

     Consolidated Statements of Cash Flows                                                                 24 - 25

     Notes to Consolidated Financial Statements                                                            26 - 36

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Sonic Jet Performance, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of Sonic Jet Performance, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonic Jet Performance, Inc. and subsidiaries as of December 31, 1999, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the years ended December 31, 1999 and 1998, the Company incurred net losses of $1,659,116 and $60,314, respectively. In addition, the Company's accumulated deficit was $2,132,207 as of December 31, 1999. Further, the Company must obtain additional financing to meet its working capital needs. These factors, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 12, 2000

                                    SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

                                                         ASSETS

CURRENT ASSETS
     Cash                                                       $      80,557
     Accounts receivable - trade                                       11,844
     Inventories                                                    1,131,899
     Due from related parties                                         430,268
     Prepaid inventories                                               20,000
     Other                                                              4,150
                                                                --------------

         Total current assets                                       1,678,718

PROPERTY AND EQUIPMENT, net                                         4,479,359

OTHER ASSETS
     Licensing rights                                                 535,000
     Other                                                             22,575
                                                                --------------

                      TOTAL ASSETS                              $   6,715,652
                                                                ==============

   The accompanying notes are an integral part of these financial statements.

                                                   SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
                                                                     CONSOLIDATED BALANCE SHEET
                                                                              DECEMBER 31, 1999
-----------------------------------------------------------------------------------------------

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                            $     522,094
     Accrued payroll taxes                                                              68,403
     Accrued interest and other accrued liabilities                                    290,193
     Current portion of capitalized lease obligations                                    1,303
     Convertible debt - related party                                                  205,450
                                                                                 --------------

         Total current liabilities                                                   1,087,443

CAPITALIZED LEASE OBLIGATIONS, net of current portion                                   13,668
SUBORDINATED NOTE PAYABLE - RELATED PARTY                                              600,000
                                                                                 --------------

              Total liabilities                                                      1,701,111
                                                                                 --------------

MINORITY INTEREST                                                                      646,016
                                                                                 --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, no par value
         10,000,000 shares authorized
         Series A Convertible Preferred stock
         1,600 shares issued and outstanding                                         1,500,000
     Common stock, no par value
         100,000,000 shares authorized
         12,676,000 shares issued and outstanding,
              including 432,500 held in treasury                                     3,618,194
     Additional paid-in capital - stock warrant outstanding                            316,026
     Additional paid-in capital                                                        272,000
     Shares committed to be issued                                                     799,455
     Accumulated comprehensive loss                                                     (4,943)
     Accumulated deficit                                                            (2,132,207)
                                                                                 --------------

                  Total stockholders' equity                                         4,368,525
                                                                                 --------------

                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $   6,715,652
                                                                                 ==============

              The accompanying notes are an integral part of these financial statements.

                                                    SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
                                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                               DECEMBER 31, 1999
------------------------------------------------------------------------------------------------

                                                                       1999            1998
                                                                  --------------  --------------

SALES                                                             $     970,558   $     688,991

COST OF SALES                                                           578,576         375,321
                                                                  --------------  --------------

GROSS PROFIT                                                            391,982         313,670

GENERAL AND ADMINISTRATIVE EXPENSES                                   1,853,214         512,313
                                                                  --------------  --------------

LOSS FROM OPERATIONS                                                 (1,461,232)       (198,643)
                                                                  --------------  --------------

OTHER INCOME (EXPENSE)
     Other income                                                        49,304         136,116
     Interest income                                                      4,527          33,187
     Interest expense                                                  (273,264)        (67,205)
                                                                  --------------  --------------

         Total other income (expense)                                  (219,433)        102,098
                                                                  --------------  --------------

LOSS BEFORE MINORITY INTEREST                                        (1,680,665)        (96,545)

MINORITY INTEREST                                                        21,549          36,231
                                                                  --------------  --------------

NET LOSS                                                          $  (1,659,116)  $     (60,314)
                                                                  ==============  ==============

BASIC LOSS PER SHARE                                              $       (0.13)  $       (0.01)
                                                                  ==============  ==============

DILUTED LOSS PER SHARE                                            $       (0.13)  $       (0.01)
                                                                  ==============  ==============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
     BASIC                                                           12,653,198      10,709,438
                                                                  ==============  ==============

     DILUTED                                                         14,982,000      11,509,600
                                                                  ==============  ==============

                The accompanying notes are an integral part of these financial statements.

                                                                                        SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
                                                                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                                    FOR THE YEARS ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                    Additional
                                                                                                                      Paid-In
                                                                                                                     Capital -
                                                          Preferred Stock                  Common Stock                Stock
                                                  ------------------------------  ------------------------------      Warrant
                                                      Shares          Amount          Shares          Amount        Outstanding
                                                  --------------  --------------  --------------  --------------  --------------
BALANCE, DECEMBER 31, 1997                                    -   $           -      10,000,000   $   3,569,819   $           -
ISSUANCE OF COMMON STOCK                                                                600,000          30,000
ISSUANCE OF PREFERRED STOCK                               1,600       1,500,000
CAPITAL CHANGES DUE TO RECAPITALIZATION                                               2,020,000            (125)
CUMULATIVE TRANSLATION ADJUSTMENT
NET LOSS
                                                  --------------  --------------  --------------  --------------  --------------

BALANCE, DECEMBER 31, 1998                                1,600       1,500,000      12,620,000       3,599,694               -
ISSUANCE OF COMMON STOCK                                                                 56,000          18,500
CAPITAL CHANGES DUE TO DEBT FINANCING                                                                                   316,026
CUMULATIVE TRANSLATION ADJUSTMENT
NET LOSS
                                                  --------------  --------------  --------------  --------------  --------------

BALANCE, DECEMBER 31, 1999                                1,600   $   1,500,000      12,676,000   $   3,618,194   $     316,026
                                                  ==============  ==============  ==============  ==============  ==============
                                                                                                                     (CONTINUED)

                                                                                    Accumulated
                                                                      Shares          Compre-
                                                    Additional      Committed         hensive
                                                     Paid-In          to be           Income       Accumulated
                                                     Capital          Issued          (Loss)         Deficit          Total
                                                  --------------  --------------  --------------  --------------  --------------
BALANCE, DECEMBER 31, 1997                        $           -   $           -   $           -   $    (412,777)  $   3,157,042
ISSUANCE OF COMMON STOCK                                                                                                 30,000
ISSUANCE OF PREFERRED STOCK                                                                                           1,500,000
CAPITAL CHANGES DUE TO RECAPITALIZATION                                                                                    (125)
CUMULATIVE TRANSLATION ADJUSTMENT                                                       (10,157)                        (10,157)
NET LOSS                                                                                                (60,314)        (60,314)
                                                  --------------  --------------  --------------  --------------  --------------

BALANCE, DECEMBER 31, 1998                                    -               -         (10,157)       (473,091)      4,616,446
ISSUANCE OF COMMON STOCK                                                799,455                                         817,955
CAPITAL CHANGES DUE TO DEBT FINANCING                   272,000                                                         588,026
CUMULATIVE TRANSLATION ADJUSTMENT                                                         5,214                           5,214
NET LOSS                                                                                             (1,659,116)     (1,659,116)
                                                  --------------  --------------  --------------  --------------  --------------

BALANCE, DECEMBER 31, 1999                        $     272,000   $     799,455   $      (4,943)  $  (2,132,207)  $   4,368,525
                                                  ==============  ==============  ==============  ==============  ==============

                              The accompanying notes are an integral part of these financial statements.

                                                        SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
                                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                    FOR THE YEARS ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------------

                                                                           1999            1998
                                                                      --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                           $  (1,659,116)  $     (60,314)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities
       Depreciation and amortization                                        261,080          36,826
       Interest relating to beneficial conversion and warrants              158,232               -
       Minority interest                                                    (34,890)        (16,783)
       Common stock issued for services                                      18,500          30,000
   (Increase) decrease in
     Inventories                                                          1,335,687        (743,044)
     Due from related parties                                                42,275        (443,422)
     Accounts receivable                                                     27,109         133,686
     Prepaid inventories                                                    182,514        (202,514)
     Other receivables                                                       29,264         (23,801)
     Other current assets                                                    14,677         (19,845)
   Increase (decrease) in
     Accounts payable                                                       391,640           4,583
     Accrued payroll taxes                                                   58,776           5,224
     Other accrued liabilities                                              274,414        (110,418)
     Due to related parties                                                  99,994          20,589
     Accrued interest                                                        66,779          88,872
                                                                      --------------  --------------

           Net cash provided by (used in) operating activities            1,266,935      (1,300,361)
                                                                      --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                       (89,189)       (261,783)
   Purchase of other assets                                                  31,665         (54,245)
   Costs of reorganization                                                        -         (30,000)
   Purchase of business, net of cash acquired                                     -              74
   Tooling                                                               (1,917,418)       (446,266)
                                                                      --------------  --------------

           Net cash used in investing activities                         (1,974,942)       (792,220)
                                                                      --------------  --------------

               The accompanying notes are an integral part of these financial statements.

                                                   SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
                                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                               FOR THE YEARS ENDED DECEMBER 31,
-----------------------------------------------------------------------------------------------

                                                                      1999            1998
                                                                 --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from convertible debt - related party                $     635,244   $           -
   Proceeds from capitalized lease obligation                           14,971               -
   Issuance of preferred stock                                               -       1,500,000
                                                                 --------------  --------------

           Net cash provided by financing activities                   650,215       1,500,000
                                                                 --------------  --------------

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS                     5,214          (3,790)
                                                                 --------------  --------------

              Net decrease in cash                                     (52,578)       (596,371)

CASH, BEGINNING OF YEAR                                                133,135         729,506
                                                                 --------------  --------------

CASH, END OF YEAR                                                $      80,557   $     133,135
                                                                 ==============  ==============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   INTEREST PAID                                                 $     273,264   $           -
                                                                 ==============  ==============

   INCOME TAXES PAID                                             $           -   $         800
                                                                 ==============  ==============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
During the year ended December 31, 1999, the Company issued 50,000 shares of common stock for consulting services rendered valued at $12,500 and 6,000 shares of common stock for consulting services rendered valued at $6,000.

During the year ended December 31, 1999, the Company recorded $143,872 of accrued interest as shares committed to be issued, which represents the Company's commitment to issue 53,905 shares of common stock to a stockholder
(see Note 6).

During the year ended December 31, 1999, the Company recorded $655,583 of related party payable as additional paid-in capital, which represents the Company's commitment to issue 292,267 shares of common stock to a stockholder
(see Note 7).

Cash from investing and financing activities exclude the effect of the acquisition of real property through the assumption of debt.

   The accompanying notes are an integral part of these financial statements.

                                    SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Business
         ------------------
         Sonic Jet Performance, Inc. ("SJPI"), a Colorado corporation, and subsidiaries (collectively, the "Company") are engaged in the design and production of personal watercrafts, jet boats, trailers, and accessories. The principal executive office is located in Huntington Beach, California.

         Principles of Consolidation
         ---------------------------
         The consolidated financial statements include the accounts of SJPI and its subsidiaries, Nanning Sonic Jet, LLC and Sonic Jet Performance, Inc
         - Florida ("SJPF"), a wholly owned subsidiary of SJPI. All intercompany balances and transactions are eliminated in consolidation. Minority interest represents the minority's share of the initial capital contribution in Nanning Sonic Jet, LLC and 30% of the results of its operations. SJPI manages the day-to-day operations of the subsidiary and is represented by three of the five directors of the subsidiary.

         Going Concern
         -------------
         The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended December 31, 1999 and 1998, the Company incurred losses of $1,659,116 and $60,314, respectively, and the Company's accumulated deficit was $2,132,207 as of December 31, 1999. Realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, obtaining additional financing, and the success of its future operations.

         To meet these objectives, the Company is negotiating with its current lender to increase the loan amount by $250,000 to $1,500,000. Since December 31, 1999, the Company has received $127,000 of the $250,000 from the lender. The Company has signed an agreement for a fleet credit program for its dealer network under which the finance company will purchase eligible receivables up to $2,000,000 from the Company. Management expects such a receivable-financing program will provide sufficient cash to continue the Company's present operations and support future new product development activities. In addition, for the three months ended March 31, 2000, a total of 13 boats have been sold for a total of approximately $380,000. Management is also negotiating to obtain an additional $10,000,000 in financing from investors.

         Estimates
         ---------
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                    SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Treasury Stock
         --------------
         On June 12, 1998, the Company acquired 432,500 shares of common stock from its former President for no consideration. These shares are held in treasury and will be reissued.

         Cash Equivalents
         ----------------
         For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of United States government securities.

         Inventories
         -----------
         Inventories are stated at the lower of cost (first-in, first-out method) or market. Work in process and finished goods include materials and labor.

         Property and Equipment
         ----------------------
         Property and equipment are stated at cost or at the value of the operating agreement. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

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

         The Company capitalizes costs incurred on tooling and molds once the design of the product is completed and marketability of the product is established by independent marketing channels.

         Income Taxes
         ------------
         The Company was a limited liability company until June 18, 1998 and was taxed as a partnership, whereby the members were liable for federal and state income taxes on their respective shares of the Company's taxable income.

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

                                    SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Foreign Currency Transaction
         ----------------------------
         Assets and liabilities in foreign currencies are translated at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at the exchange rate prevailing at the transaction date, and the resulting gains and losses are reflected in the statements of operations. Gains and losses arising from translation of a subsidiary's foreign currency financial statements are shown as a component of stockholders' equity as accumulated comprehensive income
         (loss).

         Impairment of Long-Lived Assets
         -------------------------------
         The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company would recognize an impairment loss based on the estimated fair value of the asset.

         Loss per Share
         --------------
         The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same.

         Comprehensive Income (Loss)
         ---------------------------
         For the year ended December 31, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income (loss) and its components in a financial statement. Comprehensive income (loss) as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income
         (loss), which are excluded from net loss, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income (loss) consists of foreign currency translation adjustments and is presented in the consolidated statements of stockholders' equity.

         Recently Issued Accounting Pronouncements
         -----------------------------------------
         In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 136, "Transfer of Assets to a Not-for-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others." This statement is not applicable to the Company.

         In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities." The Company does not expect adoption of SFAS No. 137 to have a material impact, if any, on its financial position or results of operations.

                                    SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE 2 - INVENTORIES

         Inventories at December 31, 1999 consisted of the following:

                  Raw materials and supplies                      $     670,441
                  Work in process                                       314,447
                  Finished goods                                         98,021
                  Inventory in transit                                   48,990
                                                                  --------------

                                                                  $   1,131,899
                                                                  ==============

NOTE 3 - CASH

         The Company maintains its cash balances at a bank located in California. Deposits at the bank are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, the Company holds cash with these banks in excess of amounts insured by federal agencies. As of December 31, 1999, the uninsured portions of the balances held at the bank aggregated to $16,598.


NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 1999 consisted of the following:

                  Building and improvements                       $     731,700
                  Furniture and fixtures                                 18,141
                  Machinery and equipment                               459,413
                  Tooling and molds                                     352,836
                  Tooling - new products                              3,207,033
                  Vehicles                                               53,302
                  Leasehold improvements                                 32,296
                                                                  --------------

                                                                      4,854,721
                  Less accumulated depreciation and amortization        375,362
                                                                  --------------

                      TOTAL                                       $   4,479,359
                                                                  ==============

         A total of $2,236,148 of the tooling for new product has not been depreciated during the year ended December 31, 1999 as these items will be used in production in the following year.

                                    SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE 4 - PROPERTY AND EQUIPMENT (CONTINUED)

         During the year ended December 31, 1999, the Company acquired property for $490,792, including $24,206 in building improvements. The acquisition was financed by two mortgages. As of December 31, 1999, the Company was in default on the mortgages, and the lender has foreclosed on the property. A net gain of $32,867 was recorded as of December 31, 1999, representing the difference between the carrying values of the property and the related debts and is included in other income.


NOTE 5 - CONVERTIBLE DEBT - RELATED PARTY

         On November 24, 1999, the Company entered into a loan agreement with the preferred stockholder to borrow up to $1,250,000 at 12% per annum, payable quarterly. The loan matures in August 2000 and is secured by all of the Company's assets. The outstanding principal and unpaid interest are convertible at any time after 90 days from the date of the note at 70% of the average of the five lowest per share prices during the 15 trading days prior to conversion. In accordance with FASB's Emerging Issues Task Force Topic No. D-60, the Company accounts for the beneficial conversion feature of convertible debt securities based on the difference between the conversion price and the fair value of the common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible. The amount attributable to the beneficial conversion feature is recognized as additional interest expense over the most beneficial conversion period using the effective interest method. Any unamortized beneficial conversion feature is recognized as interest expense when the related debt security is converted into common stock. The Company has recognized the beneficial conversion feature by recording unamortized interest of $157,000 and interest expense of $115,000, offset by $272,000 of additional paid-in capital. As of December 31, 1999, the Company has borrowed $635,294. As additional borrowing takes place under this note, the Company would record additional interest expense in the first quarter of 2000 of approximately $421,000.

         In connection with the execution of this note, the Company issued warrants to purchase 1,250,000 shares of common stock at an exercise price of $2.49 per share. The warrant was effective immediately and expires on November 24, 2004. The fair value of the warrant was calculated using the Black-Scholes option valuation model with the following assumptions: dividend yield of 0%, risk-free interest rate of 7%, expected volatility of 70%, and expected life of five years. As of December 31, 1999, the warrant was valued at $0.99 per share and was still outstanding. The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants is accounted for as a debt discount and is amortized to interest expense over the expected term of the debt using the effective interest method. The Company would record additional interest expense of approximately $584,000 relating to these warrants in the year 2000.

                                    SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE 5 - CONVERTIBLE DEBT - RELATED PARTY (CONTINUED)

         The carrying amount of the convertible debt has been reduced by any related unamortized debt discount.


NOTE 6 - SUBORDINATED NOTE PAYABLE - RELATED PARTY

         The Company has a note payable to one of its stockholders, bearing interest at 10%, which is subordinated to the convertible debt holders' interest. In an agreement dated November 24, 1999 between the Company, the holder of the subordinated promissory note, and the convertible note holder, the parties agreed to the following:

         a) All accrued interest as of November 24, 1999 shall be converted into common stock at a conversion price of 120% of the average stock price for the five days prior to November 1, 1999. Interest shall continue to accrue thereafter. This agreement to convert accrued interest into common stock has been recorded as 53,905 shares of common stock to be issued at $143,872, which represents 120% of the average stock price for the five days prior to November 1, 1999.

         b) On March 1, 2000, the principal amount of the loan, together with any further accrued interest, shall, under certain conditions, be converted into shares of common stock at 120% of the average stock price for the five days prior to November 1, 1999.

         The outstanding balance at December 31, 1999 was $600,000.

                                    SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE 7 - COMMITMENTS AND CONTINGENCIES

         Lease
         -----
         The Company leases its facility from its majority stockholder under an operating lease agreement. On November 24, 1999, under an agreement between several parties, including the Company and the lessor, part of the rent payment between November 24, 1999 and March 31, 2000 was deferred to November 18, 2003. Future minimum lease payments are as follows:

                   Year Ending
                  December 31,
                  ------------

                      2000                                        $      82,500
                      2001                                               97,500
                      2002                                               16,500
                      2003                                                6,000
                                                                  --------------

                           TOTAL                                  $     202,500
                                                                  ==============

         Rent expense was $79,150 and $61,315 for the years ended December 31, 1999 and 1998, respectively.

         Future minimum lease payments under a non-cancelable capital lease were as follows:

                   Year Ending
                  December 31,
                  ------------

                      2000                                        $       2,666
                      2001                                                2,666
                      2002                                               12,615
                                                                  --------------

                                                                         17,947
                  Less amount representing interest                       2,976
                                                                  --------------

                                                                         14,971
                  Less current portion                                    1,303
                                                                  --------------

                           LONG-TERM PORTION                      $      13,668
                                                                  ==============

         Capitalized leased assets included in property and equipment consisted of the following:

                  Vehicles                                        $      20,899
                  Less accumulated amortization                           2,787
                                                                  --------------

                      TOTAL                                       $      18,112
                                                                  ==============

                                    SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Employment Agreement
         --------------------
         On June 19, 1998, the Company amended an employment agreement, dated July 18, 1997, with its Design Director and Chairman/Chief Executive Officer of International Operations. The agreement was modified on November 24, 1999 and states that the officer will be paid not more than $5,000 per month between November 24, 1999 and March 31, 2000 and not more than $140,000 per annum thereafter.

         Royalty/Licensing Agreements
         ----------------------------
         On August 3, 1998, the Company assumed a royalty agreement with its Design Director and Chairman/Chief Executive Officer of International Operations. On November 24, 1999, the royalty agreement was canceled by payment of common stock to the officer and replaced by a licensing agreement. The licensing agreement provides for license fees (a) in the amount of $2,000 to be paid monthly between November 24, 1999 and March 31, 2000 and (b) in amounts equal to 4% of the Company's sales, or 5% of the Company's sales if the Company's profit margin exceeds 30%, to be paid thereafter until November 18, 2003.

         Settlement Agreement
         --------------------
         On November 24, 1999, under a settlement agreement between the Company and its Design Director and Chairman/Chief Executive Officer of International Operations, the officer has agreed to accept 292,267 shares of the Company's common stock as full and final settlement of the licensing rights and all delinquent royalties and delinquent salary in the royalty and employment agreements outlined above. This agreement has been recorded as $655,583 of common stock to be issued, which represents the total amount of the licensing rights and the delinquent royalties and salary.

         Investment in Joint Venture - Dalian
         ------------------------------------
         The Company has entered into an agreement to invest in a joint venture in Dalian, China for the design, manufacture, and selling of watercraft jet products. The Company is committed to invest $1,000,000 in the form of molds, tooling, and know-how. The Company will share 45% of the profits or loss from this venture.


NOTE 8 - OTHER RELATED PARTY TRANSACTIONS

         Included in due from related parties are amounts due from the following related parties:

                  Dalian Sonic Jet, Ltd.                          $     354,584
                  Sonic Marketing International, LLC                     35,172
                  Majed Al Rashid                                        40,512
                                                                  --------------

                      TOTAL                                       $     430,268
                                                                  ==============

                                    SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE 8 - OTHER RELATED PARTY TRANSACTIONS (CONTINUED)

         Dalian Sonic Jet, Ltd. is a joint venture partner with SJPI, in which SJPI shares 45% of the profit or loss of the joint venture. Sonic Marketing International, LLC is owned by a stockholder of the Company. It used to market the Company's products and has since ceased doing business. Majed Al Rashid is a stockholder of the Company.

         During the year ended December 31, 1999, the Company recorded $535,000 in licensing rights as part of a settlement agreement with its Design Director and Chairman/Chief Executive Officer of International Operations. Under the agreement, the Company has the right to manufacture products covered by the licensing agreement through 2015.


NOTE 9 - SERIES A CONVERTIBLE PREFERRED STOCK

         On June 17, 1998, the Company issued 1,600 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") for $1,500,000, net of a discount of $100,000. The holder of the Series A Preferred Stock is not entitled to receive dividends. The Series A Preferred Stock is convertible into common stock at the option of the holder, subject to certain limitations, and is limited to a formula of either a fixed conversion price of $4 per share or a variable conversion price, as defined, not to exceed the fixed conversion price, or at a price that includes an unpaid premium if the said premium is not paid in cash prior to conversion. For conversion purposes, the Series A Preferred Stock holder is entitled to an 8% premium from the day following the date of issuance to the conversion date. If the said premium is not paid in cash, the premium is added to the face amount of $1,000 per share to determine the number of common shares to be received on conversion. A total of 800,000 shares of common stock have been reserved for the conversion of the Series A Preferred Stock.

         The Series A Preferred Stock is automatically convertible into common stock on the fifth anniversary of the issuance date. If such conversion does not take place at maturity, then the holders of the Series A Preferred Stock can require the Company to purchase the shares for cash at a redemption amount as defined.

                                    SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE 10 - INCOME TAXES

         The Company has incurred no income tax expenses since inception. The actual tax benefit differs from the expected tax benefit computed by applying the United States federal corporate tax rate of 34% to loss before income taxes as follows:

                                                                       1999            1998
                                                                  --------------  --------------

                  Expected tax benefit                            $    (564,000)  $     (20,000)
                  State income taxes, net of federal benefit            (32,000)         (1,000)
                  Other                                                  23,000               -
                  Changes in valuation allowance                        573,000          21,000
                                                                  --------------  --------------

                      TOTAL                                       $           -   $           -
                                                                  ==============  ==============

         The tax effects of temporary differences that give rise to deferred tax assets were as follows:

                                                                       1999            1998
                                                                  --------------  --------------

                  Net operating loss carryforwards                $     651,000   $      16,000
                  Less valuation allowance                              651,000          16,000
                                                                  --------------  --------------

                      TOTAL                                       $           -   $           -
                                                                  ==============  ==============

         At December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $1,629,000 and $835,000, respectively, which expire in 2014 and 2002, respectively.


NOTE 11 - STOCK COMPENSATION PLAN

         The Company's 1998 Employee Consultant Stock Compensation Plan provides for the granting of stock options to employees and certain consultants to the Company. A total of 1,000,000 shares of common stock have been reserved for issuance upon exercise of options granted under the plan. In November 1998, the Company issued 600,000 shares of the Company's common stock to a consultant. The fair value of the consultant's services of $30,000 has been recorded as compensation expense. During the year ended December 31, 1999, the Company issued 56,000 shares of common stock to consultants. The fair value of the consultants' services of $18,500 has been recorded as compensation expense.

                                    SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE 12 - YEAR 2000 ISSUE

         The Company has completed a comprehensive review of its computer systems to identify the systems that could be affected by ongoing Year 2000 problems. Upgrades to systems judged critical to business operations have been successfully installed. To date, no significant costs have been incurred in the Company's systems related to the Year 2000.

         Based on the review of the computer systems, management believes all action necessary to prevent significant additional problems has been taken. While the Company has taken steps to communicate with outside suppliers, it cannot guarantee that they have all taken the necessary steps to prevent any service interruption that may affect the Company.


NOTE 13 - SUBSEQUENT EVENTS

         Employment Agreement
         --------------------
         On February 15, 2000, the Company executed a three-year employment agreement with its President/Chief Executive Officer of SJPI. In addition to incentives, the agreement calls for the officer to be paid the following base salary:

                  Year Ending
                  December 31,
                  ------------

                      2000                                        $     125,000
                      2001                                        $     170,833
                      2002                                        $     195,833
                      2003                                        $      33,333

         Issuance of Common Stock
         ------------------------
         Subsequent to December 31, 1999, the Company issued 20,000 shares of common stock to a consultant. The fair value of the consultant's services was estimated at $40,000. The Company also issued 4,000 shares of common stock to various officers as bonuses. The monetary value of the bonuses was estimated at $8,000. Another 30,000 shares were issued to a former officer of the Company as consideration for the transfer of the domain name to the Company.

         Nanning Facility (UNAUDITED)
         ----------------------------
         On January 30, 2000, the joint venture agreement with China Guangxi Nanning Shipyard of Nanning, Guangxi, China was dissolved, and Nanning Sonic Jet, LLC became a wholly owned subsidiary of SJPI. Management of SJPI does not expect to incur a loss as a result of this agreement.

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


                   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report as required by Item 601 of Regulation S-B:



    EXHIBIT
    NUMBER                             DESCRIPTION
    ------                             -----------

     3.1        Articles of Incorporation of the Registrant, as amended (1)
     3.2        Bylaws of the Registrant (1)
     3.3 Certificate of Designation of Preferences and Rights for Series A Preferred Stock (1)
     4.1        Share Exchange Agreement (1)
    10.1        Purchase Agreement with Robert Soehngen (1)
    10.2        Securities Purchase Agreement (1)
    10.3        1998 Employee/Consultant Stock compensation Plan (1)
    10.4 Contract for Sino-Foreign Contractual Joint Venture of Dalian Sonic Jet Co., Ltd. (2)
    10.5 Contract for Sino-Foreign Contractual Joint Venture of Nanning Sonic Jet Co., Ltd. (2)
    10.6        Employment Agreement with Albert Mardikian (2)
    27.1        Financial Data Schedule (3)

-----------
     (1)     Previously Filed.
     (2)     To Be Filed by Amendment.
     (3)     Filed Herewith.

(b)     Reports on Form 8-K

        None.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Huntington Beach, State of California, on April 14, 2000.

                                            SONIC JET PERFORMANCE, INC.



                                            By:  /s/ Vatche Khedesian
                                               ---------------------------------
                                               Name:   Vatche Khedesian
                                               Title:  Secretary / Directors

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on April 14, 2000.



               SIGNATURE                          TITLE


/s/ Hratch Khedesian
---------------------------------------
         Hratch Khedesian                 Chairman and Director


/s/ Vatche Khedesian
---------------------------------------
         Vatche Khedesian                 Secretary  and Director


/s/ George Tfaye
---------------------------------------
         George Tfaye                     Director


---------------------------------------
         Shiekh Mohamed Al-Rashid         Director


---------------------------------------
         Alex Mardikian                   Director


---------------------------------------
         Alan Weaver                      Chief Executive Officer


---------------------------------------
         Madhava Rao Mankal               Chief Financial Officer