Form 10QSB
period 2000-03-31
SONIC JET PERFORMANCE
filed 2000-05-22
CIK 1032863

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1937

     For the transition period from                  to
                                    ----------------    ----------------

                        Commission file number: 000-22273

                           SONIC JET PERFORMANCE, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         COLORADO                                          84-1383888
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

YES [X]      NO [ ]


As of March 31, 2000, the Issuer had 12,730,000 shares of Common Stock, no par value, outstanding.

                           SONIC JET PERFORMANCE, INC.

                                   FORM 10-QSB

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2000

                                Table of Contents

                          PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

             Balance Sheet at March 31, 2000 (unaudited)

             Statement of operations for the Three months ended March 31, 2000 and 1999 (unaudited)

             Statements of Cash Flows for the Three months ending March 31, 2000 and 1999 (unaudited)

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

Item 3.      Defaults upon Senior Securities

Item 4.      Submission of Matters to a vote of Security Holders

Item 5.      Other Information

Item 6.      Exhibits and reports on Form 8-K

                                                                          SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
                                                                                           CONSOLIDATED BALANCE SHEETS
                                                                                            MARCH 31, 2000 (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------


                                                         ASSETS

CURRENT ASSETS
     Cash                                                                                               $     108,520
     Accounts receivable - trade                                                                              297,965
     Inventories                                                                                            1,105,892
     Due from related parties                                                                                 536,479
     Other                                                                                                      7,779
                                                                                                        --------------

         Total current assets                                                                               2,056,635

PROPERTY AND EQUIPMENT, net                                                                                 3,695,013

OTHER ASSETS
     Licensing rights                                                                                         535,000
     Other                                                                                                     50,787
                                                                                                        --------------

                      TOTAL ASSETS                                                                      $   6,337,435
                                                                                                        ==============


                                                                          SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
                                                                                           CONSOLIDATED BALANCE SHEETS
                                                                                            MARCH 31, 2000 (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------


                                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                                                   $     240,465
     Accrued payroll taxes                                                                                     72,175
     Accrued interest and other accrued liabilities                                                           348,222
     Current portion of capitalized lease obligations                                                           1,303
     Convertible debt - related party                                                                         931,358
                                                                                                        --------------

         Total current liabilities                                                                          1,593,523

CAPITALIZED LEASE OBLIGATIONS, net of current portion                                                          13,356
SUBORDINATED NOTE PAYABLE - RELATED PARTY                                                                     600,000
                                                                                                        --------------

              Total liabilities                                                                             2,206,879
                                                                                                        --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, no par value
         10,000,000 shares authorized
         Series A Convertible Preferred stock
         1,600 and 1,600 shares issued and outstanding                                                      1,500,000
     Common stock, no par value
         100,000,000 shares authorized
         12,730,000 and 12,676,000 shares issued and outstanding,
              including 432,500 held in treasury                                                            3,672,194
     Additional paid-in capital - stock warrant outstanding                                                   692,903
     Additional paid-in capital                                                                               607,000
     Shares committed to be issued                                                                            799,455
     Accumulated comprehensive loss                                                                            (2,500)
     Accumulated deficit                                                                                   (3,138,496)
                                                                                                        --------------

                  Total stockholders' equity                                                                4,130,556
                                                                                                        --------------

                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $   6,337,435
                                                                                                        ==============


                                                                          SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
                                                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------


                                                                                          For the Three Months Ended
                                                                                                   March 31,
                                                                                        ------------------------------
                                                                                             2000            1999
                                                                                        --------------  --------------
                                                                                          (unaudited)     (unaudited)

SALES                                                                                   $     579,374   $     569,700

COST OF SALES                                                                                 445,961         272,114
                                                                                        --------------  --------------

GROSS PROFIT                                                                                  133,413         297,586

GENERAL AND ADMINISTRATIVE EXPENSES                                                           394,780         180,942
                                                                                        --------------  --------------

INCOME (LOSS) FROM OPERATIONS                                                                (261,367)        116,644
                                                                                        --------------  --------------

OTHER INCOME (EXPENSE)
     Other income                                                                               5,083               0
     Other expense                                                                               (817)              0
     Interest income                                                                              135             893
     Interest expense                                                                        (749,323)        (15,000)
                                                                                        --------------  --------------

         Total other income (expense)                                                        (744,922)        (14,107)
                                                                                        --------------  --------------

INCOME (LOSS) BEFORE MINORITY INTEREST                                                     (1,006,289)        102,537

MINORITY INTEREST                                                                                   -             760
                                                                                        --------------  --------------

NET INCOME (LOSS)                                                                       $  (1,006,289)  $     103,297
                                                                                        ==============  ==============

BASIC EARNINGS (LOSS) PER SHARE                                                         $       (0.08)  $        0.01
                                                                                        ==============  ==============

DILUTED EARNINGS (LOSS) PER SHARE                                                       $       (0.07)  $        0.01
                                                                                        ==============  ==============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING

     BASIC                                                                                 13,730,000      12,620,000
                                                                                        ==============  ==============

     DILUTED                                                                               14,330,000      13,420,000
                                                                                        ==============  ==============


                                                                          SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
                                                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                 FOR THE THREE MONTHS ENDED MARCH 31, 2000 (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------


                                                                                                          Additional
                                                                                                            Paid-In
                                                                                                           Capital -
                                               Preferred Stock                   Common Stock                Stock
                                        ------------------------------  ------------------------------      Warrant
                                           Shares         Amount            Shares          Amount       Outstanding
                                        --------------  --------------  --------------  --------------  --------------
BALANCE, DECEMBER 31, 1999                      1,600   $   1,500,000      12,676,000   $   3,618,194   $     316,026
ISSUANCE OF COMMON STOCK (unaudited)                                           54,000          54,000
CAPITAL CHANGES DUE TO DEBT FINANCING
   (unaudited)                                                                                                376,877
CUMULATIVE TRANSLATION ADJUSTMENT
   (unaudited)
NET LOSS (unaudited)
                                        --------------  --------------  --------------  --------------  --------------

BALANCE, MARCH 31, 2000 (UNAUDITED)             1,600   $   1,500,000      12,730,000   $   3,672,194   $     692,903
                                        ==============  ==============  ==============  ==============  ==============


(CONTINUED)


                                                                          Accumulated
                                                            Shares         Compre-
                                          Additional       Committed       hensive
                                           Paid-In           to be          Income       Accumulated
                                           Capital          Issued          (Loss)          Deficit         Total
                                        --------------  --------------  --------------  --------------  --------------
BALANCE, DECEMBER 31, 1999              $     272,000   $     799,455   $      (4,943)  $  (2,132,207)  $   4,368,525
ISSUANCE OF COMMON STOCK (unaudited)                                                                           54,000
CAPITAL CHANGES DUE TO DEBT FINANCING
   (unaudited)                                335,000                                                         711,877
CUMULATIVE TRANSLATION ADJUSTMENT
   (unaudited)                                                                  2,443                           2,443
NET LOSS (unaudited)                                                                       (1,006,289)     (1,006,289)
                                        --------------  --------------  --------------  --------------  --------------

BALANCE, MARCH 31, 2000 (UNAUDITED)     $     607,000   $     799,455   $      (2,500)  $  (3,138,496)  $   4,130,556
                                        ==============  ==============  ==============  ==============  ==============


                                                                          SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
                                                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------


                                                                                                    For the
                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                        ------------------------------
                                                                                             2000            1999
                                                                                        --------------  --------------
                                                                                          (unaudited)     (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                                  $  (1,006,289)  $     103,297
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities
              Depreciation and amortization                                                    63,392          13,699
              Loss on sale of property and equipment                                            3,071               -
              Interest relating to beneficial conversion and warrants                         696,001               -
              Minority interest                                                                 8,910          (1,396)
              Common stock issued for services                                                 54,000               -
     (Increase) decrease in
         Inventories                                                                           26,007        (280,848)
         Due from related parties                                                            (106,210)         73,614
         Accounts receivable                                                                 (286,121)        (47,344)
         Prepaid inventories                                                                   20,000               -
         Other receivables                                                                     (7,779)        (14,714)
         Other current assets                                                                   4,150           8,607
     Increase (decrease) in
         Accounts payable                                                                    (207,232)        142,168
         Accrued payroll taxes                                                                  3,772          (9,627)
         Other accrued liabilities                                                             10,986          19,543
         Due to related parties                                                                     -         (20,589)
         Accrued interest                                                                      47,041          15,000
                                                                                        --------------  --------------

Net cash provided by (used in) operating activities                                          (676,301)          1,410
                                                                                        --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                                       (14,817)       (502,277)
     Proceeds from the sale of property and equipment                                           1,000               -
     Sale of other assets                                                                     (28,212)              -
     Proceeds from the sale of other assets                                                         -          12,917
                                                                                        --------------  --------------

Net cash used in investing activities                                                         (42,029)       (489,360)
                                                                                        --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from bank loan                                                                        -         500,000
     Proceeds from convertible debt - related party                                           741,785               -
     Proceeds from capitalized lease obligation                                                  (312)              -
                                                                                        --------------  --------------

Net cash provided by financing activities                                                     741,473         500,000
                                                                                        --------------  --------------


                                                                          SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
                                                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------


                                                                                                    For the
                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                        ------------------------------
                                                                                             2000            1999
                                                                                        --------------  --------------
                                                                                          (unaudited)     (unaudited)

EFFECT OF EXCHANGE RATE ON CASH                                                         $       4,820   $           -
                                                                                        --------------  --------------

Net increase (decrease) in cash                                                                27,963          12,050

CASH, BEGINNING OF PERIOD                                                                      80,557         133,135
                                                                                        --------------  --------------

CASH, END OF PERIOD                                                                     $     108,520   $     145,185
                                                                                        ==============  ==============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     INTEREST PAID                                                                      $     749,323   $           -
                                                                                        ==============  ==============

     INCOME TAXES PAID                                                                  $         800   $           -
                                                                                        ==============  ==============


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
During the three months ended March 31, 2000, the Company recorded the retirement of $731,700 (unaudited) in building and improvements and a reduction of $74,397 (unaudited) in accounts payable pursuant to the dissolution of a joint venture agreement with China Guangxi Nanning Shipyard of Nanning, Guangxi,
China (see Note 12).


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
         Sonic Jet Performance, Inc. ("SJPI"), a Colorado corporation, and subsidiaries (collectively, the "Company") are engaged in the design and production of watercrafts, boats, and accessories. The principal executive office is located in Huntington Beach, California.

         Principles of Consolidation
         ---------------------------
         The consolidated financial statements include the accounts of SJPI and its subsidiaries, Nanning Sonic Jet, LLC and Sonic Jet Performance, Inc
         - Florida ("SJPF"), a wholly owned subsidiary of SJPI. All intercompany balances and transactions are eliminated in consolidation and 30% of the results of its Nanning operations. SJPI manages the day-to-day operations of the subsidiary and is represented by three of the five directors of the subsidiary.

         Interim Unaudited Financial Information
         ---------------------------------------
         The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position, the results of operations, and cash flows for the periods presented. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results for the entire fiscal year ending December 31, 2000.

         Going Concern

         The company has received a report from its independent auditors on its financial statements for the year ending December 31, 1999 that includes explanatory paragraph describing the companies uncertainties to continue as a going concern. This consolidated financial statement contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainties.

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

         The Company became a "C" corporation effective June 19, 1998. The Company uses the asset and liability method of accounting for income taxes. The asset and liability method accounts for deferred income taxes by applying enacted statutory rates in effect for periods in which the difference between the book value and the tax bases of assets and liabilities are scheduled to reverse. The resulting deferred tax asset or liability is adjusted to reflect changes in tax laws or rates. Because the Company has incurred a loss from operations, no benefit is realized for the tax effect of the net operating loss carry forward due to the uncertainty of its realization.

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

         Comprehensive Income (Loss)
         ---------------------------
         The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income
         (loss) and its components in a financial statement. Comprehensive income (loss) as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income (loss), which are excluded from net loss, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income
         (loss) consists of foreign currency translation adjustments and is presented in the consolidated statements of stockholders' equity.


NOTE 2 - INVENTORIES

         Inventories at March 31, 2000 consisted of the following:

         (unaudited)
         -----------

                  Raw materials and supplies                      $     923,983
                  Work in process                                        85,240
                  Finished goods                                         37,578
                  Inventory in transit                                   59,091
                                                                  --------------

                      TOTAL                                       $   1,105,892
                                                                  ==============

NOTE 3 - CASH

         The Company maintains its cash balances at a bank located in California. Deposits at the bank are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, the Company holds cash with these banks in excess of amounts insured by federal agencies. As of March 31, 2000, the uninsured portions of the balances held at the bank aggregated to $52,745 (unaudited).


NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment at March 31, 2000 consisted of the following:

         (unaudited)
         -----------

                  Furniture and fixtures                          $      19,795
                  Machinery and equipment                               461,817
                  Tooling and molds                                     348,451
                  Tooling - new products                              3,216,033
                  Vehicles                                        $      53,302
                  Leasehold improvements                                 32,740
                                                                  --------------

                                                                      4,132,138
                  Less accumulated depreciation and amortization        437,125
                                                                  --------------

                      TOTAL                                       $   3,695,013
                                                                  ==============

         A total of $2,242,148 (unaudited) of the tooling for new product has not been depreciated during the three months ended March 31, 2000 as these items will be used in production in the following year.


NOTE 5 - CONVERTIBLE DEBT - RELATED PARTY

         Convertible debt - related party consists of two loan agreements with the preferred stockholder to borrow up to $1,500,000 at 12% per annum, payable quarterly. The loans mature in August 2000 and are secured by all of the Company's assets. The outstanding principal and unpaid interest are convertible at any time from the date of the note at 70% of the average of the five lowest per share prices during the 15 trading days prior to conversion.

         In accordance with FASB's Emerging Issues Task Force Topic No. D-60, the Company accounts for the beneficial conversion feature of convertible debt securities based on the difference between the conversion price and the fair value of the common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible. The amount attributable to the beneficial conversion feature is recognized as additional interest expense over the most beneficial conversion period using the effective interest method. The Company has recognized the beneficial conversion feature by recording interest expense of $492,000, offset by $335,000 of additional paid-in capital and $157,000 of Unamortized interest. As of March 31, 2000, the Company has borrowed $1,377,029.

         In connection with the execution of these loans, the Company issued two warrants to purchase a total of 1,500,000 shares of common stock at an exercise price of $2.49 per share. The warrants were effective immediately and expires on November 24, 2004. The fair value of the warrant was calculated using the Black-Scholes option valuation model with the following assumptions: dividend yield of 0%, risk-free interest rate of 7%, expected volatility of 70%, and expected life of approximately five years. As of March 31, 2000, the warrants were valued at $0.99 and $1.269 per share and was still outstanding. The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants is accounted for as a debt discount and is amortized to interest expense over the expected term of the debt using the effective interest method.

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

         b) As of March 1, 2000, the principal amount of the loan, together with any further accrued interest, are, under certain conditions, convertible into shares of common stock at 120% of the average stock price for the five days prior to November 1, 1999.

         The outstanding balance at March 31, 2000 was $600,000 (unaudited).


NOTE 7 - COMMITMENTS AND CONTINGENCIES

Lease
         The Company leases its facility from its majority stockholder under an operating lease agreement. On November 24, 1999, under an agreement between several parties, including the Company and the lessor, part of the rent payment between November 24, 1999 and March 31, 2000 was deferred to November 18, 2003. Future minimum lease payments are as follows:

                   Year Ending
                  December 31,
                  ------------

                      2000 (9 months remaining)                   $      67,500
                      2001                                               97,500
                      2002                                               16,500
                      2003                                                6,000
                                                                  --------------

                           TOTAL                                  $     187,500
                                                                  ==============

Rent expense was $21,588 (unaudited) and $18,350 for the three months ended
          March 31, 2000 and 1999, respectively.

         Future minimum lease payments under a non-cancelable capital lease are as follows:

                   Year Ending
                  December 31,
                  ------------

                      2000 (9 month remaining)                    $       2,000
                      2001                                                2,666
                      2002                                               12,615
                                                                  --------------

                                                                         17,281
                  Less amount representing interest                       2,622
                                                                  --------------

                                                                         14,659
                  Less current portion                                    1,303
                                                                  --------------

                           LONG-TERM PORTION                      $      13,356
                                                                  ==============

         Capitalized leased assets included in property and equipment consisted of the following:

                  Vehicle                                         $      20,899

                  Less accumulated amortization                           2,787
                                                                  --------------

                      TOTAL                                       $      18,112
                                                                  ==============

         Investment in Joint Venture - Dalian
         ------------------------------------
         The Company has entered into an agreement to invest in a joint venture in Dalian, China for the design, manufacture, and selling of watercraft jet products. The Company is committed to invest $1,000,000 in the form of molds, tooling, and technology. The Company will share 45% of the profits or loss from this venture.


NOTE 8 - OTHER RELATED PARTY TRANSACTIONS

         Included in due from related parties at March 31, 2000 are amounts due from the following related parties:

         (unaudited)
         -----------


                  Dalian Sonic Jet, Ltd.                          $     460,795
                  Sonic Marketing International, LLC                     35,172
                  Majed Al Rashid                                        40,512
                                                                  --------------

                      TOTAL                                       $     536,479
                                                                  ==============

         Dalian Sonic Jet, Ltd. is a joint venture partner with SJPI, in which SJPI shares 45% of the profit or loss of the joint venture. Sonic Marketing International, LLC is owned by a stockholder of the Company. In the past it marketed the Company's products and has since ceased doing business with SJPI.

NOTE 9 - INCOME TAXES

         The Company has incurred no income tax expenses since inception. The actual tax benefit differs from the expected tax benefit computed by applying the United States federal corporate tax rate of 34% to loss before income taxes for the three months ended March 31, 2000 and 1999 as follows:

                                                                              2000          1999
                                                                        --------------  --------------
                                                                          (unaudited)     (audited)

                  Expected tax (benefit)                                $    (350,000)  $      35,000
                  State income taxes, net of federal benefit                  (58,000)          6,000
                  Changes in valuation allowance                              408,000               -
                  Benefit of net operating loss carryforward                        -         (41,000)
                                                                        --------------  --------------

                      TOTAL                                             $           -   $           -
                                                                        ==============  ==============

         The tax effects of temporary differences that give rise to deferred tax assets for the three months ended March 31, 2000 and 1999 were as follows:

                                                                              2000          1999
                                                                        --------------  --------------
                                                                          (unaudited)     (audited)

                  Net operating loss carry forwards                      $   1,060,000   $      16,000
                  Less valuation allowance                                  1,060,000          16,000
                                                                        --------------  --------------

                      TOTAL                                             $           -   $           -
                                                                        ==============  ==============


NOTE 10 - STOCK COMPENSATION PLAN

         In February 2000, the Company issued 20,000 shares of common stock to a consultant. The fair value of the consultant's services was estimated at $20,000. The Company also issued 4,000 shares of common stock to various officers as bonuses. The monetary value of the bonuses was estimated at $4,000. Another 30,000 shares were issued to a former officer of the Company as consideration for the transfer of the domain name to the Company.

NOTE 11 - NANNING FACILITY

         On January 30, 2000, the joint venture agreement with China Guangxi Nanning Shipyard of Nanning, Guangxi, China was dissolved, and Nanning Sonic Jet, LLC became a wholly owned subsidiary of SJPI. As a result, minority interest is eliminated, and the Company recorded the retirement of $731,700 (unaudited) in building and improvements and a reduction of $74,397 (unaudited) in accounts payable.


                           SONIC JET PERFORMANCE, INC.
                                   FORM 10-QSB
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND THREE MONTHS ENDED MARCH 31, 2000 VS. THE THREE MONTHS ENDED MARCH 31, 1999

         The following table sets forth the Company's consolidated statements of operations and the percentages that such items bear to net sales:

                                             THREE  MONTHS ENDED,             Three  MONTHS ENDED
                                                   MARCH 31,                       MARCH 31
                                             2000              %             1999              %

Sales                                   $     579,374          100.0          569,700          100.0%

Cost of Sales                                 445,961           76.9%         272,114           47.8%
                                        --------------  --------------  --------------  --------------
Gross profit(loss)                            133,413           23.1%         297,586           52.2%

Selling, General and Administrative           394,780           68.1%         180,942           31.8%
                                        --------------  --------------  --------------  --------------
Income/(Loss) from operations                (261,367)         (45.0)%        116,644           20.4%

Interest Income                                   135            0.0%             893            0.2%

Interest expenses                            (749,323)         129.2%          15,000            2.6%

Other Income                                    5,083             .9%               0              0%

Other expense                                    (817)            .1%               0              0%

Minority Interest                                   0              0              760             .1%
                                        --------------  --------------  --------------  --------------

Net Income/(Loss)                       $  (1,006,289)        (173.7)%        103,297           18.1%
                                        --------------  --------------  --------------  --------------

NET SALES
Net sales for the first quarter 2000 increased by $9,674 or 1.7% to $579,374 compared to $569,700 for the first quarter of 1999. The sales for the quarter 2000 includes 6 Delta, 6 Vortex and 3 Fire Rescue boats. Sales of parts amounted to $106,212 in the first quarter of 2000 as compared to $238,000 in the first quarter of 1999. Sale of Fire Rescue Jets amounted to $120,906 in the first quarter of 2000, as compared to $329,309 in the first quarter of 1999. Sales of Delta Jets amounted to $97,634 compared to $15,300 in the first quarter of 1999. Sales of Vortexs amounted to $232,354 compared to zero in the first quarter of 1999. Sale of trailers amounted to $12,950 compared to $2,849 in the first quarter of 1999.

COST OF SALES
Cost of Sales for the first quarter of 2000 increased by $173,847 or 63.89% to $445,961 compared to $272,114 for the first quarter of 1999. This is mainly attributed to the cost of production of boats sold during the 1 quarter 2000 compared to cost of parts sold during the first quarter 1999.

GROSS PROFIT
Gross profit for the first quarter of 2000 decreased by $164,173 or 55.17% to $133,413 compared to $297,586 for the first quarter of 1999. Sales in the first quarter of 2000 includes the sales of parts to Dalian Sonic Jet Ltd. At a lower profit margin when compared to the sale of parts in 1999. The profit margin on sale of parts is less than the profit margin on sales of the finished goods in the first quarter 2000 as compared to the profit margin on sale of parts was higher than the margin on sale of finished goods in the first quarter of 1999.. Further, the Company is mainly engaged in the production of watercraft and boats in the year 2000 on which the gross profit margin is approximately 29%.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the first quarter of 2000 increased by $213,838 or 118.18% to $394,780 compared to $180,942 for the first quarter of 1999.

Administration salary and payroll taxes increased by 76,625 or 270.5% to $76,625 for the first quarter Of 2000 compared to $20,680 for the first quarter 1999. Royalty expenses decreased by $6,500 or 52% to $6,000 for the first quarter of 2000 compared to $12,500 for the first quarter of 2000. This decrease in royalty is due to the reduction in the rate as revised in the royalty agreement. Travel expenses for the first quarter of 2000 increased by $14,899 or 510% to $17,821 from $2,922 for the first quarter of 1999. Travel expenses were incurred for the Miami and Sacramento boat shows in the first quarter of 2000 to promote the companies products. Advertising expenses for the first quarter of 2000 increased by $23,820 to $23,820 as compared to none in the first quarter of 1999. Trade show expenses increased by $9,606 to $9,606 compared to none in the first quarter of 1999. Commission expenses increased by $25,140 to $25,140 for the first quarter of 2000, compared to none in the first quarter of 1999. Commission was paid or provided to the salesmen for their efforts in the first quarter of 2000, compared to the sales and marketing functions were managed by an outside marketing company in the first quarter of 1999.

NET INCOME (LOSS)

Net Income (Loss) for the first quarter of 2000 was ($261,367) as compared to a profit of $116,644 for the first quarter of 1999. This increase in loss is mainly due to the increase in the selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of capital have been cash flow from its operations and loans on an as-needed basis. Company has $108,520 as cash and $297,965 trade receivables balance which may not be sufficient to carry business during the remaining period ending December 2000. Based on its current operating plan, the Company anticipates that additional financing will be required to finance its operations and capital expenditures. The Company's currently anticipated levels of revenues and cash flow are subject to many uncertainties and cannot be assured. Further, unforeseen events may occur causing the Company to raise additional funds. The amount of funds required by the Company will depend upon many factors, including without limitation, the extent and timing of sales of the Company's products, future product costs, the timing and costs associated with the establishment and/or expansion, as appropriate, of the Company's manufacturing, development, engineering and customer support capabilities, the timing and cost of the Company's product development and enhancement activities and the Company's operating results. Until the Company generates cash flow from operations which will be sufficient to satisfy its cash requirements, the Company will need to seek alternative means for financing its operations and capital expenditures and/or postpone or eliminate certain investments or expenditures. Potential alternative means for financing may include obtaining additional debt or equity financing. Furthermore, if the Company raises funds through the sale of additional equity securities, the Common Stock currently outstanding may be further diluted.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                              None.

Item 2.  Changes in Securities.                    54,000 Shares were issued to
                                                   employees and a consultant in
                                                       exchange for services.
                Pursuant to employee stock award ,these shares were awarded to:
                        Alex Mardikian  1,000 Shares
                        Hratch Khedesian        1,000 Shares
                        Vatche Khedesian        1,000 Shares
                        George Tfaye            1,000 Shares

Pursuant to agreement with Alex Mardikian for the purchase of Domine name of "sonicjet.com" Company 30,000 Shares were issued.

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

Date: May 19, 2000                             SONIC JET PERFORMANCE, INC.

                                               By:   /s/ MADHAVA RAO MANKAL
                                                     ---------------------------

                                              Name:  Madhava Rao Mankal
                                              Title: CFO