Form 10KSB/A
period 1999-12-31
SONIC JET PERFORMANCE
filed 2000-06-30
CIK 1032863

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-KSB/A
                               (Amendment No. 1)


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

        As of April 12, 1999,2000, the aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $12,730,000 based upon the average closing bid and asked price of such stock on such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive Proxy Statement relating to the 2000 Annual Meeting of shareholders are incorporated herein by reference into
Part III.

                                TABLE OF CONTENTS

PART I.

Item 1.  Description of Business                                              3

Item 2.  Description of Property                                              12

Item 3.  Legal Proceedings                                                    13

Item 4.  Submission of Matters to a Vote of Security Holders                  13


PART II.

Item 5.  Market for Common Stock and Related Stockholder Matters              13

Item 6.  Management's Discussion and Analysis or Plan of Operation            14

Item 7.  Financial Statements                                                 16

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                 37


PART III.

Item 9.  Directors, Executive Officers, Promoters and Control Persons:
         Compliance with Section 16(a) of the Exchange Act                    37

Item 10. Executive Compensation                                               38

Item 11. Security Ownership of Certain Beneficial Owners and Management       40

Item 12. Certain Relationships and Related Transactions                       42

Item 13. Exhibits and Reports on Form 8-K                                     43



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

        LIMITED OPERATING HISTORY; HISTORICAL AND ANTICIPATED LOSSES. Sonic Jet was organized in 1994, has had limited operations to date. To date, Sonic Jet has generated only limited revenues. As of December 31, 1999, the Company had an accumulated deficit of approximately $1,-------5. There can be no assurance that the Company will be able to achieve profitable operations in the future. Results of operations in the future will be influenced by numerous factors, including, among others, the ability of the Company to complete development of its proposed product line and successfully and profitably manufacture its products in commercial quantities; market acceptance of its products; the Company's ability to develop and market or commercialize new products; the ability of the Company to manage its growth and maintain the quality of its products and the ability of Sonic Jet to implement effectively its business plan. See "Management's Discussion and Analysis of Financial Condition" and "Company Overview."

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

        FLUCTUATIONS IN MARKET GROWTH. The number of personal watercraft unit sales has declined from approximately 200,000 units in 1995 to approximately 106,000 units in 1999. However, boat sales for Sonic Jet's targeted market has grown from sales of $2.1Billion in 1997 to $2.5 Billion in 1999. The US pleasure boat market has recorded its gains in over a decade with entry-level boats joining bigger, pricier models at the top end of the market to drive double-digit growth for the year 1999. New boat sales reached 605,000 units, a 6% gain for the year, while retail sales surged 20% to 23% billion. In the large boat sector, outboard and inboard boat manufacturers rated 1999 as a very good year, with gains of 16% and 6%. Such fluctuations in market growth indicate that the trend in future demand for personal watercraft and boats is uncertain. Fluctuations in the growth of the market for personal watercraft and boats could cause fluctuations in the Company's operating results and a stagnation or decline in the growth of the personal watercraft and boat markets would likely have a material adverse effect on the Company's results of operations.

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


COMPANY OVERVIEW

        Sonic Jet Performance, Inc. is dedicated to producing pleasure boat and personal watercraft utilizing the highest design and performance standards. The Company is a fully integrated commercial, personal watercraft and recreational/sport boats manufacturing and sales company, which operates both in the United States and internationally. The Company's products combine power, safety, handling and stability in rough water along with high-speed performance. Since 1994, Sonic Jet has been involved in research and development, prototype production and testing of a variety of new products. Design, testing, tooling and molds for the two-seater and three-seater personal watercraft have been completed. Research and development has been completed and production has begun on the Sonic Jet Delta seven passenger recreational personal watercraft, the Fire Rescue Jet and Sonic Jet Vortex recreational boats featuring twenty two-foot. Production models are currently being sold through dealers worldwide.

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

Personal Watercraft

Boats and Accessories

        In the 1980's, boats of all kinds were sold in unprecedented numbers. In units sold and actual dollars spent, boat manufactures enjoyed enormous economic growth. In 1988, this trend began to reverse, with units sold decreasing 41%. The period from 1989-1991 showed the results of the passage of the luxury tax and manufacturers' unrealistic inventories. Since the repeal of the luxury tax and the overall economic upturn, boat sales are again showing steady increases. >From a high of nearly $6 billion in 1988, boat sales plummeted to less than $3 billion in 1993. Increasing to $3.8 billion in 1994, showing steady growth to $4 billion in 1995, $4.2 billion in 1996, and $4.5 billion in 1997; and exceeded $7 billion in 1999. Historically, it has always followed that as discretionary income grows, boat sales also grow.


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

MONTH ENDED:
                                            LOW SALES PRICE     HIGH SALES PRICE
                                            ----------------    ----------------

Month Ended September 30, 1998                    5.000              5.500
Month Ended October 31, 1998                      4.940              5.500
Month Ended November 30, 1998                     4.500              5.630
Month Ended December 31, 1998                     4.440              6.130

THREE MONTHS ENDED:
                                            LOW SALES PRICE     HIGH SALES PRICE
                                            ----------------    ----------------

Month Ended March 31, 1999                        12.500             15.000
Month Ended June 30, 1999                          5.000              6.000
Month Ended September 30, 1999                     2.250              2.250
Month Ended December 31, 1999                      1.062              1.062


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

FY 98 COMPARED WITH FY 97
        Net sales for FY 98 increased by $475,408, or 222%, to $688,991 compared to $213,583 for FY 97. Management attributes this increase in sales to the following. Sales of Trailers decreased by $45,114 or 234% from $19,204 in 1997 and to $64,318 in 1998. Sales of Rescue Jets increased by $ 323,202 or 193% from $163,143 in 1997 to $ 490,345 in 1998. Sales of Delta Jets amounted to $103,731 in 1998 as compared to none in 1997.

COST OF SALES

FY 99 COMPARED WITH FY 98
        Cost of Sales for FY 99 increased by $203,255 or 54.16%, to $578,576 compared to $375,321 for FY 98. Increase is due to the increase in sales.

FY 98 COMPARED WITH FY 97

        Cost of Sales for FY 98 increased by $284,655 or 341%, to $375,321compared to $90,666 for FY 97.


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


               ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          SONIC JET PERFORMANCE, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 1999 AND 1998




Sonic Jet Performance Dec99 Aud     #7419

                                   SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
                                                                       CONTENTS
                                                              DECEMBER 31, 1999
--------------------------------------------------------------------------------

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
                                                                  ==============  ==============

         At December 31, 1999, the Company had federal and state net operating loss carry forwards of approximately $1,629,000 and $835,000, respectively, which expire in 2014 and 2002, respectively.


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

      ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE.

                                      None.



                                    PART III



           ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The names, background and periods of service of the present directors are as follows:

        SHEIKH MOHAMMED AL RASHID (age 54). For more than five years Sheikh Mohammed has been an independent businessman, with investments and operations in a wide range of industries, including the real estate, commercial trading, cement and light industries. Sheikh Mohammed is a member of the Board of Directors of Bin Sulaiman Company. He was educated in Saudi Arabia, Egypt and England.

         ALEX MARDIKIAN (age 29). Mr. Mardikian has been a director of SJPI since July 1998. He was also President of SJPI in 1998 & 1999. From 1997 to 1998 June he worked for Sonic Marketing International. From 1995 to 1997 he was a regional service manager in the Western Utility Division with Schlumberger Industries. From 1993 to 1995 he was an Inventory Operations Manager for Lynn Vick Products, a watercraft products supplier. Received an AS in Water Technology from Mount San Antonio College in 1993. He is the son of Albert Mardikian.

         HRATCH KHEDESIAN, age 33, Mr. Khedesian has been a director since July 1998 and from July 1998 to present, Mr. Khedesian has been the Chairman of SJPI. From 1987 to 1998 July he has worked for Mardikian Design and its successor, Laser Jet Performance, in product design and production engineering. He has had on the job training in production engineering, new product development, purchasing, management and training, accounting, human resources, CAD-CAM Design, and Computer Numeric Control Programming. Studied at UCLA and at Goldenwest College in finance and business. He is the nephew of Albert Mardikian.

         VATCHE KHEDESIAN, age 26, Mr. Khedesian has been a director of SJPI since July 1998 He became employed by Sonic Jet Performance, LLC in January 1998 as a business organization planner. He was operations manager for MB2 West from 1996 to 1998. From 1993 to 1995 he was a warehouse manager for Akari Gemini. In 1996 he worked as a Financial Marketing Consultant at Merrill Lynch. Obtained a BA from the University of California at Santa Barbara in 1997, with a major in Marketing & Finance. He is a nephew of Albert Mardikian and brother of Hratch Khedesian.


         GEORGE TAFYE (Age 46). Mr. Tafye has been a director of SJPI since July 1998. From 1994 to 1998, he was Head Mechanist for Laser Jet Performance Incorporated. He is a brother-in-law of Albert Mardikian.

         ATTENDANCE AT MEETINGS

         During 1999, the board of directors held no meetings and acted pursuant to five actions by written consent without a meeting.

         COMPENSATION OF DIRECTORS

         We pay no director compensation and have no retirement plan for directors.


                             EXECUTIVE COMPENSATION


EXECUTIVE OFFICERS

         The following table contains the title and name of each executive officer of SJPI:

         Title                           Name                      Served Since
         -----                           ----                      ------------
         President/CEO                   Alan Weaver               February 2000
         Chief Financial Officer         Madhava Rao Mankal        May 1999
         Secretary                       Vatche Khedesian          July 1998
         Vice President, Operations      Harry Yamada              June 2000

         ALAN WEAVER, age 54. Mr. Weaver has been the President and Chief Executive Officer of SPJI since February 2000. From 1990 to 1999, Mr. Weaver served as President of InCirT Technology, Inc. There he was responsible for the company's contract services business, which supported high technology customers with specialized outsourcing services. His responsibilities were for operations, sales and marketing, as well as financial functions. Also during the 1990 to 1995 period, Mr. Weaver was Senior Vice President of The Cerplex Group, a Southern California-based computer services corporation, supporting the high technology services and logistics support of major corporations. Earlier in his career, he held senior management positions with Digital Equipment, Northern Telecom and AT&T. Mr. Weaver holds a Bachelor of Science degree (1969) and an M.B.A. (1971) from Oklahoma City University.

         MADHAVA RAO MANKAL, age 49. Mr. Mankal has served as Chief Financial Officer of SJPI since May 1999. Prior to that, he served as Controller of American Power Products, Inc. from July 1997 to May 1999, and Manager at American Power Products, Inc.. from September 1994 to July 1997. He has international experience in various manufacturing industries as Controller for over 20 years including Financial Advisor, New Halfa Agricultural Corporation, Government of Sudan (Rehabilitation Project Management Unit, World Bank). He has Bachelors degree in Commerce, Certificate from Institute of Chartered Accountants of India, Certificate from Institute of Cost Accountants of India.

         HARRY YAMADA, age 58. Mr. Yamada joined SJPI in June 2000 as Vice President of Operations. He previously was the Vice President of Christie Automotive Products from 1997 to May 2000. He had extensive experience in manufacturing operations with a strong background in systems implementations for high and low volume manufacturing companies. He was Director of Manufacturing at Printrak International from 1989 to 1997. Previous to that, he held positions at Trilogy, Inc., Newport Laboratories and Parker Hannifin Corporation spanning over his 20 years of experience. He has an AA degree from Orange Coast College which he received in 1977.

         HRATCH KHEDESIAN, age 33, Mr. Khedesian has been a director since July 1998 and from July 1998 to present, Mr. Khedesian has been the Chairman of SJPI. From 1987 to 1998 July he has worked for Mardikian Design and its successor, Laser Jet Performance, in product design and production engineering. He has had on the job training in production engineering, new product development, purchasing, management and training, accounting, human resources, CAD-CAM Design, and Computer Numeric Control Programming. Studied at UCLA and at Goldenwest College in finance and business. He is the nephew of Albert Mardikian.

         VATCHE KHEDESIAN, age 26, Mr. Khedesian has been a director of SJPI since July 1998 He became employed by Sonic Jet Performance, LLC in January 1998 as a business organization planner. He was operations manager for MB2 West from 1996 to 1998. From 1993 to 1995 he was a warehouse manager for Akari Gemini. In 1996 he worked as a Financial Marketing Consultant at Merrill Lynch. Obtained a BA from the University of California at Santa Barbara in 1997, with a major in Marketing & Finance. He is a nephew of Albert Mardikian and brother of Hratch Khedesian.



                         ITEM 10. EXECUTIVE COMPENSATION


EXECUTIVE COMPENSATION TABLES


         The following table sets forth the compensation for 1999 for the persons who held the titles of President or Chief Executive Officer, and the only senior executive who earned in excess of $100,000 in 1999.

                                          Annual Compensation                        Long Term Compensation
                                          -------------------                        ----------------------
                                                                                     Awards
                                                                              Restricted   Securities
Name and                                                     Other Annual        Stock     Underlying    All Other
Principal Position              Year    Salary     Bonus     Compensation       Awards      Options     Compensation
------------------              ----    ------     -----     ------------       ------      -------     ------------
Alex Mardikian                  1999    $ 21,819   $         $                                          $    15,000
   President                    1998      20,618

Patricia Rice,                  1999      10,350
   Chief Executive Officer      1998          --

Albert Mardikian                1999     107,500
   Design Director              1998


EMPLOYMENT AGREEMENTS

         On February 15, 2000, SJPI entered into a three year employment agreement with Alan L. Weaver wherein Mr. Weaver was employed to be the President, Chief Executive Officer and a director of the company. Mr. Weaver's base salary for the first year will be $150,000, $175,000 for the second year and $200,000 for the third year. In addition, he will be entitled to the following override payments: (i) one-half of one percent of gross sales of SJPI for each calendar month of the employment period and (ii) one percent of the net profits of the company (including all subsidiaries), if any, for each calendar month of the employment period. Each of the forms of override compensation is payable on a monthly basis. In addition, Mr. Weaver is entitled to standard health and life insurance coverage, to indemnification as an officer or director to the maximum extent permitted by law, and to be covered by a directors and officers liability insurance policy paid for by the company. Pursuant to the employment agreement, Mr. Weaver was also granted options to purchase SPJI common stock as follows: (a) 150,000 shares at an exercise price of $2.00 per share, fully vested and exercisable on the first anniversary date of the commencement of the employment agreement; (b) 150,000 shares at an exercise price of $3.00 per share, fully vested and exercisable on the second anniversary date of the commencement of the employment agreement; and (c) 150,000 shares at an exercise price of $4.00 per share, fully vested and exercisable on the third anniversary date of the commencement of the employment agreement. After the company has shown profits for a full calendar quarter, Mr. Weaver is entitled to an automobile allowance of $800 per month. If Mr. Weaver's employment is terminated by the company without cause prior to the expiration of the agreement, he is entitled to continue to receive his base salary and override compensation as if employed through the end of the term of the agreement, medical and dental coverage, and continued vesting and rights to purchase stock covered by his stock options. He has no duty to seek other employment while receiving these payments. Mr. Weaver's employment may be terminated for cause, without further obligation of the company to him, for misappropriation, certain criminal activity, or a material breach of the employment agreement.

         On June 19, 2000, SJPI entered into a three year employment agreement with Harry Yamada pursuant to which Mr. Yamada will serve as Vice President, Operations, for the company. Mr. Yamada's base salary will be $89,250 for the first year, $93,750 for the second year and $98,400 for the third year. He is to receive a bonus based upon the to-be-agreed-upon objectives of cost savings and performance. In addition, Mr. Yamada is entitled to standard health and life insurance, and the following grant of stock options: (i) options to purchase 33,333 shares of common stock at an exercise price of $1.00 per share, fully vested and exercisable on the first anniversary date of the commencement of the employment agreement; (ii) options to purchase 33,333 shares of common stock at an exercise price of $1.00 per share, fully vested and exercisable on the second anniversary date of the commencement of employment agreement, and (iii) 33,334 shares of common stock at an exercise price of $1.00 per share, fully vested and exercisable on the third anniversary date of the commencement of the employment agreement. If Mr. Yamada is terminated without cause prior to the third anniversary, he will be entitled to continue to receive his base salary, health coverage and he will also be entitled to continued vesting and rights to purchase stock pursuant to this stock options. Mr. Yamada's employment may be terminated for cause, without further obligation of the company to him, for misappropriation, certain criminal activity, or a material breach of the employment agreement.

         Albert Mardikian is employed by the Company as its Design Director. He also holds the title Chairman/Chief Executive Officer of International Operations. During 1999, he was paid a total of $107,500. In November 1999, his employment agreement was amended to provide that he would be paid not more than $5,000 per month between November 24, 1999 and March 31, 2000 and not more than $140,000 per annum thereafter.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS AND EXECUTIVE OFFICERS

         COMMON STOCK. The following tables set forth, as of June 20, 2000, the ownership of our common stock by

         o each existing, and nominee for, director and named executive officer of the company,

         o all executive officers and directors of the company as a group, and

         o all persons known by us to beneficially own more than 5% of our common stock.


         DIRECTORS AND OFFICERS TABLE

         Directors, Nominees                                       Amount and Nature of           Percent of
         or Executive Officers                                    Beneficial Ownership(1)     Stock Outstanding
         ---------------------                                    -----------------------     -----------------
         Alan Weaver(2) (President/CEO)                                       -0-                    *
         Madhava Rao Mankal (CFO)                                           3,333(5)                 *
         Harry Yamada (Vice President, Operations)                            -0-                    *
         Vatche Khedesian(3) (Secretary)                                   17,666(5)                 .13%*
         Thomas French (Sales Manager)                                      3,333(5)                 *
         Daniel Medina (Production Manager)                                 3,333(5)                 *
         Hratch Khedesian(3)                                               26,000(5)                 .19%*
         Alex Mardikian(3)                                                 31,000                    .24%*
         George Tafye(3)                                                    1,000                    *
         Sheikh Mohammed Al Rashid(2)(3)                                2,600,000                  19.96%
         Neil T. Chau(2)(4)                                             7,439,307(3)               57.13%(3)
         Directors and Executive Officers as a group                   10,125,572                  77.65%


         *        Less than one percent
         (1)      Each person has sole voting and investment power.
         (2)      Nominee for director.
         (3)      Current director.
         (4) Mr. Chau is Managing Member and Chief Investment Officer of Encore Capital Management, LLC. Encore holds a proxy to vote 7,439,307 shares owned by Sonic Jet Performance, LLC and Albert Mardikian. See "More than 5% Ownership Tables" below.
         (5) Each of these persons owns 1,000 shares plus the right to acquire the balance listed pursuant to presently exercisable options at an exercise price of $0.80 per share.

         MORE THAN 5% OWNERSHIP TABLES

                  COMMON STOCK TABLE
                                                                Amount and Nature of
         Name and Address of Beneficial Owner                  Beneficial Ownership(1)        Percent of Class
         ------------------------------------                  -----------------------        ----------------
         Sonic Jet Performance, LLC
         15662 Commerce Lane
         Huntington Beach, California 92649                            7,147,040(2)               54.88%

         Albert Mardikian
         15662 Commerce Lane
         Huntington Beach, California 92649                              292,267(2)                2.25%

         Sheikh Mohammed Al Rashid
         P.O. Box 5490
         Jeddah, 2422
         Kingdom of Saudi Arabia                                       2,600,000                  19.96%

(1) Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.
(2) Mr. Mardikian has voting control of Sonic Jet Performance, LLC, and has granted an irrevocable proxy to Encore Capital Management, LLC covering all shares over which he has voting power.

         PREFERRED STOCK TABLE. The following table sets forth information regarding the beneficial ownership of our voting preferred stock as of the date of this prospectus:

                                            Name and Address                          Number of Shares     Percent
         Class                              of Beneficial Owner                      Beneficially Owned    of Class
         -----                              -------------------                      ------------------    --------
         Series A Convertible Preferred     JNC Strategic Fund, Ltd.                      1600 (1)            100%
                                            c/o Encore Capital Management, LLC
                                            12007 Sunrise Valley Drive
                                            Suite 460
                                            Reston, Virginia 20191

(1) Convertible into 2,442,351 whole shares on the record date for the Annual Meeting

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         LEASE. The Company has entered into a lease for its principal office facilities in Huntington Beach, California, with MGS Grand Sport, Inc. Albert Mardikian is a shareholder of MGS Grand Sport, Inc. and he is also a principal shareholder and executive officer of SJPI. SJPI paid $78,500 in lease payments to MGS Grand Sport, Inc. in 1999.

         CONVERTIBLE LOAN. In November 1999, SJPI entered into a loan agreement with JNC Strategic Fund, Ltd., the holder of all of SJPI's outstanding Series A Convertible Preferred Stock. The agreement permits SJPI to borrow up to $1,250,000 at 12% per annum and is payable quarterly. The loan matures in August 2000 and is secured by all of the Company's assets. The outstanding principal and unpaid interest are convertible into common stock of SJPI at any time after 90 days from the date of the note at 70% of the average of the five lowest per share prices during the 15 trading days prior to the conversion date. As of December 31, 1999, the Company had borrowed $635,294, which borrowings had increased to $665,294, as of June 30, 2000. In connection with the execution of this note, SJPI issued warrants to purchase 1,250,000 shares of its common stock at an exercise price of $2.49 per share. The warrant was effective immediately and expires on November 24, 2004. For additional accounting information about this transaction, see footnote 5 to the Company's financial statements.

         SUBORDINATED NOTE. SJPI has a note payable in the amount of $600,000 to Sheikh Mohammed, bearing interest at ten percent per annum, which is subordinated to the convertible noteholders' interest described in the previous paragraph. In an agreement dated November 24, 1999, between SJPI, Sheikh Mohammed, and JNC Strategic Fund, Ltd. (the "convertible noteholder"), the parties agreed to the following: (i) all accrued interest as of November 24, 1999 on the subordinated note is to be converted into common stock at a conversion price of 120% of the average stock price for the five days prior to November 1, 1999 and interest is permitted to accrue thereafter at the above rate; and (ii) On March 1, 2000, the principal amount of the subordinated loan, together with any further accrued interest, was to be, under certain conditions, converted into shares of common stock at 120% of the average stock price for the five days prior to November 1, 1999. No conversions pursuant to clauses (i) or
(ii) have occurred to date.

         MARDIKIAN SETTLEMENT. In August 1998, SJPI assumed a royalty agreement with its Design Director, Albert Mardikian. On November 29, 1999, the royalty agreement was cancelled by payment of common stock to Mr. Mardikian and replaced by a licensing agreement. The licensing agreement provides for license fees (i) in the amount of $2,000 per month to be paid between November 24, 1999 and March 31, 2000 and (ii) in amounts equal to four percent of the Company's sales, or five percent of the Company's sales if its profit margin exceeds 30%, to be paid thereafter until November 2003. As part of the arrangement in November 1999, Mr. Mardikian received 242,267 shares of the Company's common stock as full and final settlement of his prior licensing rights and delinquent royalties and 50,000 shares of common stock for delinquent salary. The value of such common stock received in the settlement aggregated $655,583.

         CHINESE JOINT VENTURE. SJPI has entered into a joint venture agreement with Dalian Sonic Jet, Ltd. to form Dalian Sonic Jet Performance Co., Ltd. in China. The purpose of the joint venture is design, manufacture and selling of watercraft jet products. SJPI owns 45% interest in the joint venture and is committed to invest $1,000,000 in the form of molds, tooling and know-how. At the end of 1999, our joint venture partner, Dalian Sonic Jet, Ltd. was indebted to the Company in the amount of $354,584.

         MISCELLANEOUS. At the end of 1999, Sonic Marketing International, LLC, a company owned by Alex Mardikian and Majid Al Rashid (son of Sheikh Mohammed) was indebted to the Company in the amount of $35,172. At the end of 1999, Majid Al Rashid (son of Sheikh Mohammed) was personally indebted to SJPI in the amount of $40,512.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16 of the Securities Exchange Act of 1934, as amended, requires officers, directors and more than ten percent shareholders to report their holdings and transactions in SJPI's equity securities to the Securities and Exchange Commission on a timely basis. All of our officers, directors and more than ten percent shareholders were delinquent in all required filings in 1998 and 1999. Such filings are expected to be brought current shortly. ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


(a)      The following exhibits are filed as part of this report as required by
         Item 601 of Regulation S-B:



    EXHIBIT
    NUMBER                             DESCRIPTION
    ------                             -----------


     3.1        Articles of Incorporation of the Registrant, as amended (1)
     3.2        Bylaws of the Registrant (1)
     3.3 Certificate of Designation of Preferences and Rights for Series A Preferred Stock (1)
     4.1        Share Exchange Agreement (1)
    10.1        Purchase Agreement with Robert Soehngen (1)
    10.2        Securities Purchase Agreement (1)
    10.4 Contract for Sino-Foreign Contractual Joint Venture of Dalian Sonic Jet Co., Ltd. (2)
    10.5 Contract for Sino-Foreign Contractual Joint Venture of Nanning Sonic Jet Co., Ltd. (2)
    10.6        Employment Agreement with Albert Madikian (2)
    27.1        Financial Data Schedule (3)


-----------
     (1)     Previously Filed.
     (2)     To Be Filed by Amendment.
     (3)     Filed Herewith.

(b)     Reports on Form 8-K

        None.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Huntington Beach, State of California, on June 28, 2000.


                                            SONIC JET PERFORMANCE, INC.



                                            By:  /s/ Vatche Khedesian
                                               ---------------------------------
                                               Name:   Vatche Khedesian
                                               Title:  Secretary / Directors



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on June 28, 2000.




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