Form 10QSB
period 2000-06-30
SONIC JET PERFORMANCE
filed 2000-08-22
CIK 1032863

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1937

         For the transition period from _____________ to ______________


                        Commission file number: 000-22273

                           SONIC JET PERFORMANCE, INC.
                           ---------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


        COLORADO                                       84-1383888
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                               15662 COMMERCE LANE
                       HUNTINGTON BEACH, CALIFORNIA 92649
                       ----------------------------------
                    (Address of Principal Executive Offices)

                                 (714) 895-0944
                                 --------------
                (Issuer's Telephone Number, including Area Code)

                                 NOT APPLICABLE
                                 --------------
              (Former Name, Former Address and Former fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]      NO [ ]


As of June 30, 2000, the Issuer had 13,022,267 shares of Common Stock, no par value, outstanding.

                           SONIC JET PERFORMANCE, INC.

                                   FORM 10-QSB

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2000

                                Table of Contents

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet at June 30, 2000 (un-audited)

         Statement of Operations for the Six months ended June 30, 2000 and 1999
           (un-audited)

         Statements of Cash Flows for the Six months ending June 30, 2000 and
           1999 (un-audited)

         Notes to Consolidated Financial Statements (un-audited)

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

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and reports on Form 8-K

                           SONIC JET PERFORMANCE, INC.
                                 AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                       JUNE 30, 2000 AND 1999 (UN-AUDITED)

                                      SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                                                                        CONTENTS
                                                      JUNE 30, 2000 (UN-AUDITED)

--------------------------------------------------------------------------------
                                                                         Page
FINANCIAL STATEMENTS

     Consolidated Balance Sheet                                          1 - 2

     Consolidated Statements of Operations                                 3

     Consolidated Statements of Stockholders' Equity                       4

     Consolidated Statements of Cash Flows                               5 - 6

     Notes to Consolidated Financial Statements                         7 - 10

                                      SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                      JUNE 30, 2000 (UN-AUDITED)

--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
     Cash                                                      $        133,714
     Accounts receivable - trade                                        433,978
     Inventories                                                        758,209
     Due from related party                                             354,584
     Other current assets                                                 6,345
                                                               -----------------

         Total current assets                                         1,686,830

PROPERTY AND EQUIPMENT, net                                           3,663,305

OTHER ASSETS
     Licensing rights                                                   535,000
     Other assets                                                        84,461
                                                               -----------------

                      TOTAL ASSETS                             $      5,969,596
                                                               =================

   The accompanying notes are an integral part of these financial statements.
                                        1

                                      SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                      JUNE 30, 2000 (UN-AUDITED)

--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                          $        249,784
     Accrued payroll taxes                                               78,370
     Accrued interest and other accrued liabilities                     454,686
     Current portion of capitalized lease obligations                     1,303
     Convertible debt - related party                                 1,643,023
                                                               -----------------

         Total current liabilities                                    2,427,166

CAPITALIZED LEASE OBLIGATIONS, net of current portion                    13,356
SUBORDINATED NOTE PAYABLE - RELATED PARTY                               600,000
                                                               -----------------

         Total liabilities                                            3,040,522
                                                               -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, no par value
         10,000,000 shares authorized
         Series A Convertible Preferred stock
         1,600 shares issued and outstanding                          1,500,000
     Common stock, no par value
         100,000,000 shares authorized
         13,022,267 shares issued and outstanding, including
              432,500 held in treasury                                4,327,777
     Additional paid-in capital - stock warrant outstanding             928,178
     Additional paid-in capital                                         864,000
     Shares committed to be issued                                      143,872
     Accumulated deficit                                             (4,834,753)
                                                               -----------------

         Total stockholders' equity                                   2,929,074
                                                               -----------------

                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $      5,969,596
                                                               =================


   The accompanying notes are an integral part of these financial statements.

                                                                   SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                                                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                       FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UN-AUDITED)

-------------------------------------------------------------------------------------------------------------
                                                   For the                               For the
                                            Three Months Ended                       Six Months Ended
                                                   June 30,                              June 30,
                                       --------------------------------      --------------------------------
                                            2000              1999               2000               1999
                                       -------------      -------------      -------------      -------------
                                        (un-audited)       (un-audited)       (un-audited)       (un-audited)
SALES                                  $    387,065       $    196,321       $    966,439       $    766,021

COST OF SALES                               373,840             48,778            819,801            320,892
                                       -------------      -------------      -------------      -------------

GROSS PROFIT                                 13,225            147,543            146,638            445,129

GENERAL AND ADMINISTRATIVE
   EXPENSES                                 663,014            378,691          1,057,794            559,633
                                       -------------      -------------      -------------      -------------

LOSS FROM OPERATIONS                       (649,789)          (231,148)          (911,156)          (114,504)
                                       -------------      -------------      -------------      -------------

OTHER INCOME (EXPENSE)
   Write off of Inventory                  (385,082)                             (385,082)
   Other income                               4,587              2,004              9,670              2,004
   Other expense                                817             15,000                  -                  -
   Interest income                              120              3,632                255              4,525
   Interest expense                        (666,910)           (30,000)        (1,416,233)           (30,000)
                                       -------------      -------------      -------------      -------------

     Total other income (expense)        (1,046,468)            (9,364)        (1,791,390)           (23,471)
                                       -------------      -------------      -------------      -------------

LOSS BEFORE MINORITY INTEREST            (1,696,257)          (240,512)        (2,702,546)          (137,975)

MINORITY INTEREST                                 -             (2,585)                 -             (1,825)
                                       -------------      -------------      -------------      -------------

NET LOSS                               $ (1,696,257)      $   (243,097)      $ (2,702,546)      $   (139,800)
                                       =============      =============      =============      =============

BASIC AND DILUTED EARNINGS (LOSS)
   PER SHARE                           $      (0.13)      $      (0.02)      $      (0.21)      $      (0.01)
                                       =============      =============      =============      =============

WEIGHTED-AVERAGE COMMON SHARES
   USED IN COMPUTATION OF BASIC
   AND DILUTED LOSS PER SHARE            12,842,410         12,621,667         12,767,282         12,623,333
                                       =============      =============      =============      =============


                  The accompanying notes are an integral part of these financial statements.
                                                      3


                                                                                          SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                                                                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 (UN-AUDITED)

------------------------------------------------------------------------------------------------------------------------------------

                                                                  Additional
                                                                    Paid-In                      Accumulated
                                                                   Capital -            Shares    Compre-
                         Preferred Stock        Common Stock        Stock  Additional Committed   hensive
                     --------------------- ---------------------   Warrant   Paid-In    to be     Income   Accumulated
                       Shares     Amount     Shares     Amount   Outstanding Capital    Issued    (Loss)      Deficit      Total
                     ---------- ---------- ---------- ---------- ----------- -------- ---------- --------- ------------ ------------
BALANCE, DECEMBER
   31, 1999               1,600 $1,500,000 12,676,000 $3,618,194 $  316,026  $272,000 $ 799,455  $ (4,943) $(2,132,207) $ 4,368,525
CAPITAL CHANGES DUE
   TO DEBT FINANCING
   (un-audited)                                                     612,152   592,000                                     1,204,152
ISSUANCE OF COMMON
   STOCK (un-audited)                         346,267    709,583                       (655,583)                             54,000
CUMULATIVE TRANSLATION
   ADJUSTMENT
   (un-audited)                                                                                     4,943                     4,943
 NET LOSS (un-audited)                                                                                      (2,702,546)  (2,702,546)
                     ---------- ---------- ---------- ---------- ----------- -------- ---------- --------- ------------ ------------

BALANCE, JUNE 30,
   2000 (UN-AUDITED)      1,600 $1,500,000 13,022,267 $4,327,777 $  928,178  $864,000 $ 143,872  $      -  $(4,834,753) $ 2,929,074
                     ========== ========== ========== ========== =========== ======== ========== ========= ============ ============


                            The accompanying notes are an integral part of these financial statements.
                                                                4

                                                               SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UN-AUDITED)

---------------------------------------------------------------------------------------------------------

                                                                                      For the
                                                                                  Six Months Ended
                                                                                      June 30,
                                                                           ------------------------------
                                                                               2000               1999
                                                                           ------------      ------------
                                                                           (un-audited)       (un-audited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                              $(2,702,546)      $  (139,800)
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Depreciation and amortization                                    128,783            11,577
              Loss on sale of property and equipment                             3,071                 -
              Interest relating to beneficial conversion and warrants        1,302,140                 -
              Minority interest                                                  8,910            (7,616)
              Common stock issued for services                                  54,000                 -
     (Increase) decrease in
         Inventories                                                           373,690          (535,799)
         Due from related parties                                               75,684          (104,944)
         Accounts receivable                                                  (422,134)          (53,403)
         Prepaid inventories                                                    20,000           140,919
         Other receivables                                                           -           (12,176)
         Other current assets                                                   (2,195)           13,927
     Increase (decrease) in
         Accounts payable                                                     (197,913)          292,221
         Accrued payroll taxes                                                   9,967            10,050
         Other accrued liabilities                                              56,333            65,368
         Due to related parties                                                      -           (20,589)
         Accrued interest                                                      108,160            34,887
                                                                           ------------      ------------

                  Net cash used in operating activities                     (1,184,050)         (305,378)
                                                                           ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                        (44,873)         (575,187)
     Proceeds from the sale of property and equipment                            1,000                 -
     Sale of other assets                                                       22,575            25,641
     Costs of reorganization                                                   (88,089)                -
                                                                           ------------      ------------

                  Net cash used in investing activities                       (109,387)         (549,546)
                                                                           ------------      ------------

                  The accompanying notes are an integral part of these financial statements.

                                                      5

                                                      SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UN-AUDITED)

------------------------------------------------------------------------------------------------

                                                                             For the
                                                                         Six Months Ended
                                                                             June 30,
                                                                  ------------------------------
                                                                      2000               1999
                                                                  ------------      ------------
                                                                  (un-audited)       (un-audited)
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from bank loan                                      $         -       $   500,000
     Proceeds from subordinated note payable - related party                -           281,370
     Proceeds from convertible debt - related party                 1,339,586                 -
     Proceeds from capitalized lease obligation                          (312)                -
                                                                  ------------      ------------

                  Net cash provided by financing activities         1,339,274           781,370
                                                                  ------------      ------------

EFFECT OF EXCHANGE RATE ON CASH                                         7,320             6,502
                                                                  ------------      ------------

                      Net increase (decrease) in cash                  53,157           (67,052)

CASH, BEGINNING OF PERIOD                                              80,557           133,135
                                                                  ------------      ------------

CASH, END OF PERIOD                                               $   133,714       $    66,083
                                                                  ============      ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     INTEREST PAID                                                $     5,811       $    30,293
                                                                  ============      ============

     INCOME TAXES PAID                                            $       800       $         -
                                                                  ============      ============


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
During the six months ended June 30, 2000, the Company recorded the retirement of $731,700 (un-audited) in building and improvements and a reduction of $74,397 (un-audited) in accounts payable pursuant to the dissolution of a joint venture agreement with China Guangxi Nanning Shipyard of Nanning, Guangxi, China

During the six months ended June 30, 2000, the Company issued 292,267 restricted shares of common stock valued at $655,583 under a settlement agreement between the Company and an officer of the Company.


   The accompanying notes are an integral part of these financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Business
         ------------------
         Sonic Jet Performance, Inc. ("SJPI"), a Colorado corporation, and subsidiary (collectively, the "Company") are engaged in the design and production of boats and accessories. The principal executive office is located in Huntington Beach, California.

         Principles of Consolidation
         ---------------------------
         The consolidated financial statements include the accounts of SJPI and its wholly owned subsidiary, Nanning Sonic Jet, LLC. All inter-company balances and transactions are eliminated in consolidation.

         Basis of Presentation
         ---------------------
         The accompanying un-audited, condensed financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and notes thereto for the year ended December 31, 1999.

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

         Going Concern
         -------------
         The Company has received a report from its independent auditors that includes an explanatory paragraph concerning the Company's uncertainty to continue as a going concern. These consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

         Loss per Share
         --------------
         The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were diluted. Because the Company has incurred net losses, basic and diluted loss per share are the same.


NOTE 2 - INVENTORIES

         Inventories at June 30, 2000 consisted of the following:

                                                            (un-audited)
                                                          -----------------
                  Raw materials and supplies              $        509,378
                  Work in process                                  132,702
                  Finished goods                                   116,129
                                                          -----------------

                      TOTAL                               $        758,209
                                                          =================


NOTE 3 - CASH

         The Company maintains its cash balances at banks located in California. Deposits at the banks are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, the Company holds cash with these banks in excess of amounts insured by federal agencies. As of June 30, 2000, the uninsured portions of the balances held at the bank aggregated to $71,000 (un-audited).

NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment at June 30, 2000 consisted of the following:

                                                                   (un-audited)
                                                                 ---------------
                  Furniture and fixtures                         $       12,883
                  Machinery and equipment                               486,420
                  Tooling and molds                                     375,821
                  Tooling - new products                              3,149,081
                  Vehicles                                               52,792
                  Leasehold improvements                                 32,933
                                                                 ---------------

                                                                      4,109,930
                  Less accumulated depreciation and amortization        446,625
                                                                 ---------------

                      TOTAL                                      $    3,663,305
                                                                 ===============

         A total of $2,236,148 of the tooling for new product has not been depreciated during the six months ended June 30, 2000 as these items will be used in production in the following year.


NOTE 5 - CONVERTIBLE DEBT - RELATED PARTY

         Convertible debt - related party consists of three loan agreements with the preferred stockholder to borrow up to $2,250,000 at 12% per annum, payable quarterly. The loans mature in August 2000 and are secured by all of the Company's assets. The outstanding principal and unpaid interest are convertible at any time from the date of the note at 70% of the average of the five lowest per share prices during the 15 trading days prior to conversion.

         In accordance with FASB's Emerging Issues Task Force Topic No. D-60, the Company accounts for the beneficial conversion feature of convertible debt securities based on the difference between the conversion price and the fair value of the common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible. The amount attributable to the beneficial conversion feature is recognized as additional interest expense over the most beneficial conversion period using the effective interest method. For the six months ended June 30, 2000, the Company recognized the beneficial conversion feature by recording interest expense of $732,000. For the three months ended June 30, 2000, the Company recognized the beneficial conversion feature by recording interest expense of $257,000. As of June 30, 2000, the Company had borrowed $1,974,830 (un-audited).

         In connection with the execution of these loans, the Company issued two warrants to purchase a total of 1,500,000 shares of common stock at an exercise price of $2.49 per share. The warrants are exercisable immediately and expire on November 24, 2004. The fair value of the warrants were calculated using the Black-Scholes option valuation model with the following assumptions: dividend yield of 0%, risk-free interest rate of 7%, expected volatility of 70%, and expected life of approximately five years. As of June 30, 2000, the warrants were valued at $0.99 and $1.269 per share and were still outstanding.

         In addition, the Company issued one warrant to purchase a total of 750,000 shares of common stock at an exercise price of $1 per share. The warrant is exercisable immediately and expires in May 2005. The fair value of the warrant was calculated using the Black-Scholes option valuation model with the following assumptions: dividend yield of 0%, risk-free interest rate of 7%, expected volatility of 70%, and expected life of approximately five years. As of June 30, 2000, the warrant was valued at $0.54 per share and was still outstanding.

         The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants is accounted for as a debt discount and is amortized to interest expense over the expected term of the debt using the effective interest method. The Company will record additional interest expense of approximately $332,500 relating to these warrants in the third quarter of 2000.

         The carrying amount of the convertible debt has been reduced by any related un-amortized debt discount.


NOTE 6 - SUBSEQUENT EVENTS

         Subsequent to June 30, 2000, the Company incurred additional debt under a loan agreement with the preferred stockholder. To recognize the beneficial conversion feature relating to the additional debt, the Company will record interest expense of approximately $117,000.

                           SONIC JET PERFORMANCE, INC.
                                   FORM 10-QSB
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTHS ENDED 6/30/00 VS. THE THREE AND SIX MONTHS ENDED 6/30/99

The following table sets forth the company's consolidated statements of operations and the percentages that such items bear to net sales:


                                         THREE  MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                --------------------------------------------- --------------------------------------------
                                    2000         %         1999          %        2000         %         1999        %
                                -----------    ------  -----------    ------  -----------   ------   -----------   -------
SALE                               387,065      100.0  $  196,321      100.0     966,439      100.0     766,021     100.0

Cost of Sales                      373,840       96.6      48,778       24.8     819,801       84.8     320,892      41.9

Gross profit (loss)                 13,225        3.4     147,543       75.2     146,638       15.2     445,129      58.1

Selling, General                   663,014      171.1     378,691      192.9   1,057,794      109.4     559,633      73.0
and Administrative
Gain/(Loss)from                   (649,789)    (167.9)   (231,148)    (117.7)   (911,156)     (94.3)   (114,504)    (14.9)
operations
Interest Income                        120         .0       3,632        1.8         255         .0       4,525        .6
Interest expenses                 (666,910)    (172.3)    (30,000)     (15.3) (1,416,233)    (146.5)     (0,000)     (3.9)
Other Income                         4,587        1.2        2004        1.0       9,670        1.0       2,004        .3
Other                                  817         .2      15,000        7.6           -        -             -       -
Write off  Inventory              (385,082)     (99.5)                          (385,082)     (39.8)
Minority Interest                        -        -        (2,585)      (1.3)          -        -        (1,825)      (.2)

Net Income/(Loss)               (1,696,257)     438.5    (243,097)    (123.9) (2,702,546)    (279.6)   (139,800)    (18.1)


NET SALES

Net sales for the 3 months ended June 30, 2000 increased by $190,744 or 97.15% to $387,065 from $196,321 for 3 the months ended June 30, 1999 and for the 6 Month ended June 30, 2000 increased by $200,418 or 26.16% to $966,439 from $766,439 for the 6 months ended June 30, 1999. Management attributes this increase to the increased sales of Vortex boats.

Sales of parts to Dalian Sonic Jet, a joint venture partner of Sonic Jet Performance, Inc. ("the Company") amounted to $106,000 in the 3 months ended June 30, 2000 as compared to $103,000 in the 3 months ended June 30, 1999 and $106,000 in the 6 months ended June 30, 2000 as compared to $103,000 in the 6 months ended June 30, 1999.


COST OF SALES

Cost of Sales for the 3 months ended June 30, 2000 increased by $325,062 or 666.41% to $373,840 from $48,778 for the 3 months ended June 30, 1999 and for the 6 months ended June 30, 2000 increased by $498,909 or 155.47% to $819,801 from $320,892 for the 6 months ended June 30, 1999. This is mainly attributed to the cost of material & parts costs together with increased labor costs during 6 months ended June 30, 2000. The increase during 3 months ended June 30, 2000 is attributed to costs of increased material & parts together with increased labor cost on Vortex boats.

GROSS PROFIT

Gross profit for the 3 months ended June 30, 2000 decreased by $134,318 to $13,225 from $147,543 for the 3 months ended June 30, 1999 and for the 6 months ended June 30, 2000 decreased by $298,491 to $146,638 from $445,129 for the 6 months ended June 30, 1999. With the introduction of the Vortex model higher cost parts and increased labor cost contributed to the lower gross profit performance. The company also discounted previous quarter sales which has been recorded in the current period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the 3 months ended June 30, 2000 increased by 284,323 or 176.76% to $663,014 from $378,691 for the 3 months ended June 30, 1999 and for the 6 months ended June 30, 2000 increased by $498,161 or 89.0% to $1,057,794 from $559,633 for the 6 months ended June 30,
1999.

Insurance expenses for the 3 months ended June 30, 2000 decreased by $12,382 or 62.6% to $7,390 from $19,772 for the 3 months period ended June 30, 1999 and for the 6 months ended June 30, 2000 expenses decreased by $2004 or 6.5% to $28,568 from $30,572 for the 6 months ended June 30, 1999 Medical benefits and life insurance were provided to employees during the period ending June 30, 2000. Directors and Officers liability insurance and workmen compensation insurance for the period ending June 30, 2000 was paid.

Royalty expenses for the 3 months ended June 30, 2000 decreased by 6,499 or 51.9% to $6000 from $12,499 for the 3 months period ending June 30, 1999 and for the 6 months ended June 30, 2000 decreased by $15,024 or 55.59% to $27,024 from $12,000 for the 6 months period ending June 30, 1999. Royalty was paid at minimum rate of $2,000 per month during the period ending June 30, 2000.

Travel expenses for the 3 months ended June 30, 2000 increased by $17,821 to $17,821 from Zero for the 3 months ended June 30, 1999 and for the 6 months ended June 30, 2000 increased by $11,323 or 57.7% to $30,942 from $19,619 for the 6 months ended June 30, 1999. Travel expenses were incurred by the company to close down Florida facility. Also travel expenses by sales personnel was incurred during the period ending June 30, 2000, in the previous year, travel expenses were incurred by Sonic Jet International, Inc., who were selling agents of Sonic Jet performance, Inc. in the period ending June 30, 1999.

 Salary expenses for the 3 months ended June 30, 2000 increased by $119,367 or 698.8% to $136,447 from $17,080 for the 3 months period ended June 30, 1999 and for the 6 months ended June 30, 2000 expenses increased by $174,188 or 112.1% to $329,553 from $155,365 for the 6 months ended June 30, 1999. Salary increase is attributed to the staffing of new management during the period ending June 30, 2000.

Rent expenses for the 3 months ended June 30, 2000 increased by $3,238 or 17.6% to $21,588 from $18,350 for the 3 months period ended June 30, 1999 and for the 6 months ended June 30, 2000 expenses increased by $5,248 or 12.8% to $46,248 from $41,000 for the 6 months ended June 30, 1999. Increase is attributed to increase in rent as per the 3 year lease agreement.

Advertisement & trade show expenses for the 3 months ended June 30, 2000 increased by $31,869 or 2,046.0% to $33,426 from $1,557 for the 3 months period ended June 30, 1999 and for the 6 months ended June 30, 2000 expenses increased by $66,581 or 2,863.1% to $66,581 from $2,247 for the 6 months ended June 30,
1999. Selling and Marketing expenses were previously incurred by Sonic Jet International, Inc. during the period ending June 30, 1999. Selling and Marketing was restructured and brought in house by Sonic Jet Performance in the fourth quarter of 1999.

Legal and Professional expenses for the 3 months ended June 30, 2000 decreased by $4,540 or 64.5% to $2,500 from $7,040 for the 3 months period ended June 30, 1999 and for the 6 months ended June 30, 2000 expenses increased by $109 or .4% to $27,831 from $27,722 for the 6 months ended June 30, 1999.

Commission on sales expenses for the 3 months ended June 30, 2000 increased by $25,140 to $25,140 from $Zero for the 3 months period ended June 30, 1999 and for the 6 months ended June 30, 2000 expenses increased by $43,342 to $43,342 from $Zero for the 6 months ended June 30, 1999. Sonic Jet International , Inc. was our sole selling agents during the period ending June 30, 1999 and Sonic Jet Performance, Inc. paid no commission during this period. . Selling and Marketing was restructured and brought in house by Sonic Jet Performance in the fourth quarter of 1999.

OTHERS

Receivables from a related party and Sonic Marketing International, LLC were written off during the 6 months ended June 30, 2000. Sonic Jet Nanning Jet ski inventory which came back from China amounting to $385,082 were written off during second quarter ending June 30, 2000. Florida operations were closed down during the second quarter ending June 30, 2000. Loss incurred in the closing down operation amounted to $30,073 was written off during the 2 quarter ending June30, 2000.

The majority of above cost increases were the direct result of elimination of the Sonic Jet International, Inc. company as the sales and marketing agent. In addition, the companies closure of the Florida Manufacturing Plant was also a large cost impact.,

NET INCOME/(LOSS)

Net (Loss) for 3 the month ended June 30, 2000 increased by $1,453,159 or 597.7% to $1,696,257 from $243,098 and for 6 months ended June 30, 2000 increased by $2,562,746 or 1,833.15% to $2,702,546 from $139,800. This increase in loss is mainly attributable to increased costs associated with assuming the selling , general and administrative expenses which were previously the expense of Sonic Jet International, Inc. Also the financial impact of the closure of the Florida Operations contributed to the increased loss.

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

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.                                            None.

Item 2.      Changes in Securities.                292,267 Shares were issued to
                                                Albert Mardikian in exchange for
                                                   the debts due by the company.


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

Date: August 15, 2000                           SONIC JET PERFORMANCE, INC.


                                                By: /s/ Madhava Rao Mankal
                                                -------------------------------
                                                Name: Madhava Rao Mankal
                                                Title: Chief Finance Officer