Form 10QSB
period 2000-09-30
SONIC JET PERFORMANCE
filed 2000-10-20
CIK 1032863

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2000

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

YES [X]      NO [-]

As of September 30, 2000, the Issuer had 13,024,767 shares of Common Stock, no par value, outstanding.

                           SONIC JET PERFORMANCE, INC.

                                   FORM 10-QSB

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                Table of Contents


                          PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

             Balance Sheet at September 30, 2000 (unaudited)

             Statement of operations for the Nine months ended September 30, 2000 and 1999 (unaudited)

             Statements of Cash Flows for the Nine months ending September 30, 2000 and 1999 (unaudited)

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

Item 3.      Defaults upon Senior Securities

Item 4.      Submission of Matters to a vote of Security Holders

Item 5.      Other Information

Item 6.      Exhibits and reports on Form 8-K

SONIC JET PERFORMANCE, INC.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2000 (UNAUDITED)
--------------------------------------------------------------------------------

                                     ASSETS
CURRENT ASSETS
Cash                                                                $    27,889
Accounts receivable                                                     431,215
Inventories                                                             905,160
Due from related party                                                  354,584
Other current assets                                                      9,230
                                                                    ------------
Total current assets                                                  1,728,078

Restricted cash                                                         200,000
PROPERTY AND EQUIPMENT, net                                           3,594,920

OTHER ASSETS
Licensing rights                                                        535,000
Other assets                                                             81,079
                                                                    ------------
TOTAL ASSETS                                                        $ 6,139,077
                                                                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                    $   306,674
Accrued Payroll Taxes                                                    41,852
Accrued interest and other accrued liabilities                          498,867
Convertible debt - related party                                      2,471,499
                                                                    ------------
Total current liabilities                                             3,318,891

NOTE PAYABLE - STOCKHOLDER                                              600,000
                                                                    ------------
Total liabilities                                                     3,918,891
                                                                    ------------
Total liabilities

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS' EQUITY
Preferred stock, no par value
  10,000,000 shares authorized
  Series A Convertible Preferred stock
  1,600 shares issued and outstanding                                 1,500,000
Common stock, no par value
  100,000,000 shares authorized
  13,024,767 shares issued and outstanding                            4,328,777
Additional paid-in capital - Stock warrant outstanding                  985,870
Additional paid-in capital                                              971,000
Shares committed to be issued                                           143,872
Accumulated comprehensive income                                        (16,473)
Accumulated deficit                                                  (5,692,860)
                                                                    ------------
Total stockholders' equity                                            2,220,185
                                                                    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 6,139,077
                                                                    ============

The accompanying notes are an integral part of these financial statements.

SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------------------------

                                  3 Months Ended September 30,      9 Months Ended September 30,
                                      2000             1999             2000             1999
                                   (unaudited)      (unaudited)      (unaudited)      (unaudited)
                                 --------------   --------------   --------------   --------------
SALES                            $     135,876    $     120,830    $   1,102,315    $     886,851

COST OF SALES                          117,538           76,013          937,340          396,905
                                 --------------   --------------   --------------   --------------

GROSS PROFIT                            18,338           44,817          164,976          489,946

GENERAL AND ADMINISTRATIVE             411,010          301,024        1,468,803          860,657
                                 --------------   --------------   --------------   --------------

INCOME (LOSS) FROM OPERATIONS         (392,672)        (256,207)      (1,303,828)        (370,711)
                                 --------------   --------------   --------------   --------------

OTHER (EXPENSE)                            ---              ---              ---              ---
OTHER INCOME                              3801           25,283           13,471           27,287
OTHER EXPENSE                              ---              ---              ---              ---
INTEREST INCOME                            835               34             1090             4559
INTEREST EXPENSE                      (471,770)         (26,205)      (1,888,003)         (56,205)
INVENTORY WRITE OFF                     (1,700)             ---              ---         (383,382)
                                 --------------   --------------   --------------   --------------
TOTAL OTHER INCOME (EXPENSE)           (465435)            (888)        (2256825)          (24359)
                                 --------------   --------------   --------------   --------------

INCOME (LOSS)                         (858,107)        (257,095)      (3,560,653)        (395,070)
BEFORE MINORITY INTEREST

MINORITY INTEREST                          ---            (1190)             ---            (3016)
                                 --------------   --------------   --------------   --------------

NET INCOME (LOSS)                $    (858,107)   $    (258,285)   $  (3,560,653)   $    (398,086)

BASIC & DILUTED EARNINGS(LOSS)           (0.07)           (0.02)           (0.27)           (0.03)
PER SHARE

WEIGHTED-AVERAGE COMMON SHARE
USED IN COMPUTATION OF BASIC
AND DILUTED LOSS PER SHARE           12,853,03      412,676,000       13,026,679       12,676,000

The accompanying notes are an integral part of these financial statements.

SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------------
                                                                              Additional
                                                                              Paid in                       Accumulated
                                                                              Capital-    Shares           Comprehensive
                              Preferred Stock            Common Stock         Stock       Additional    Committed     Committed
                         ------------------------  ------------------------   Warrant     Paid-In       to be         Income
                            Shares       Amount       Shares     Amounts     Outstanding  Capital       Issued        (loss)
                         -----------  -----------  -----------  -----------  -----------  -----------  -----------   -----------
BALANCE DECEMBER              1,600    1,500,000   12,676,000    3,618,194      316,026      272,000      799,455        (4,943)
31, 1999

CAPITAL CHANGES DUE               -            -            -            -            -      654,974      713,870             -
TO DEBT FINANCING
(UNAUDITED)

ISSUANCE OF COMMON                -            -            -      348,767      710,583            -     (655,583)            -
STOCK (UNAUDITED)

CUMULATIVE TRANSLATION            -            -            -            -            -            -      (11,530)            -
ADJUSTMENT (UNAUDITED)

NET LOSS (UNAUDITED)              -            -            -            -            -            -            -             -
                         -----------  -----------  -----------  -----------  -----------  -----------  -----------   -----------
BALANCE SEPTEMBER
30, 2000 (unaudited)          1,600    1,500,000   13,024,767    4,388,771      971,000      985,870      143,872       (16,473)
                         -----------  -----------  -----------  -----------  -----------  -----------  -----------   -----------

(CONTINUED BELOW)


                           Accumu
                           lated
                           Deficit        Total
                         -----------   -----------
BALANCE DECEMBER         (2,132,207)    4,368,525
31, 1999

CAPITAL CHANGES DUE               -     1,368,844
TO DEBT FINANCING
(UNAUDITED)

ISSUANCE OF COMMON                -        55,000
STOCK (UNAUDITED)

CUMULATIVE TRANSLATION            -
ADJUSTMENT (UNAUDITED)

NET LOSS (UNAUDITED)     (3,508,588)   (3,508,588)
                         -----------   -----------
BALANCE SEPTEMBER
30, 2000 (unaudited)     (5,692,861)    2,220,186
                         -----------   -----------

The accompanying notes are an integral part of these financial statements.

SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
------------------------------------------------------------------------------------
                                                          Months Ended September 30,
                                                             2000           1999
                                                         ------------   ------------
                                                          (unaudited)    (unaudited)
CASH FLOWS FPOM OPERATING ACTIVITIES
Net Income (Loss)                                        ($3,560,654)   ($  398,086)
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities
Depreciation and amortization                                156,787         19,935
Loss on sale of property and equipment                             -          3,071
Interest related to beneficial conversion and warrants     1,368,844              -
Common shares issued for services                                  -         55,000
Minority interest                                                  -         12,498
(Increase) decrease in
Inventories                                                  325,304        574,616
Due from related parties                                      75,684        332,409
Accounts Receivables                                        (419,371)       (81,913)
Other Receivables                                                  -         11,767
Other current assets                                          (5,080)        13,927
Restricted cash                                             (200,000)             -
Prepaid Inventory                                            163,757              -
Accounts Payable                                            (230,391)       455,516
Accrued Payroll taxes                                        (26,551)        54,965
Other accrued liabilities                                      8,587         71,120
Accrued Interest                                             163,191         45,000
                                                         ------------   ------------
Net, cash provided by (used in)
operating activities                                      (2,285,579)     1,275,511
                                                         ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                 -       (188,748)
Purchase of other assets                                           -     (1,752,633)
Cost of re-organization                                            -        (58,504)
Investment - Dalian Sonic Jet Performance                          -       (349,223)
                                                         ------------   ------------
Net cash used in investing activities                       (58,504)     (2,290,604)
                                                         ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loan                                            -        500,000
Proceeds from convertible debt-related parties             2,302,945
Long Term Loans                                                    -        407,658
                                                         ------------   ------------
Net Cash provided by financing activities                  2,302,945        907,658
                                                         ------------   ------------
Effects of exchange rate on cash flow information            (11,530)        10,158
Net (decrease) in cash                                       (52,668)      (122,273)
CASH BEGINNING OF PERIOD                                      80,557        133,135
                                                         ------------   ------------
CASH END OF PERIOD                                            27,889         10,862
                                                         ------------   ------------

Supplement disclosure of cash flow information
Interest paid                                                      -          7,452
Income tax paid                                                    -            800

SUPPLEMENT SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
During the nine months ended September 30, 2000, the Company recorded the retirement of $731,700 (un-audited) in building and improvements and a reduction of $74,397 (un-audited) in accounts payable pursuant to the dissolution of a joint venture agreement with China Guangxi Nanning Shipyard of Nanning, Guangxi, China.

During the nine months ended September 30, 2000, the Company issued 292,267 restricted shares of common stock valued at $655,583 under a settlement agreement between the Company and an officer of the Company.

During the 9 months ended 9/30/00, the Company issued 2,500 restricted shares (unaudited) of common stock valued at $1,000 to an outside consultant for services rendered.


The accompanying notes are an integral part of these financial statements.

SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------


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

         Basis of Presentation
         ---------------------
         The accompanying unaudited, condensed financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and notes thereto for the year ended December 31, 1999.

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

         Loss per Share
         --------------
         The Company utilizes SFAS No. 128, "Earnings per Share" Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were diluted. Because the Company has incurred net losses, basic and diluted loss per share are the same.


NOTE 2 - INVENTORIES

         Inventories at September 30, 2000 consisted of the following:

                                                                   (un-audited)
                                                                   ------------
                  Raw materials and supplies                     $      617,027
                  Work in process                                       217,297
                  Finished goods                                         70,836
                                                                 ---------------
                      TOTAL                                      $      905,160
                                                                 ===============


NOTE 3 - CASH

         The Company maintains its cash balances at banks located in California. Deposits at the banks are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, the Company holds cash with these banks in excess of amounts insured by federal agencies. As of September 30, 2000, the uninsured portions of the balances held at the bank aggregated to $148,656 (un-audited).

NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment at September 30, 2000 consisted of the following:
                                                               (un-audited)
                  -----------------------------------------------------------

                  Furniture and fixtures                      $       12,602
                  Machinery and equipment                            467,693
                  Tooling and molds                                  375,821
                  Tooling - new products                           3,149,038
                  Vehicles                                            52,793
                  Leasehold improvements                              32,933
                                                              ---------------

                                                                   4,090,880
                  Less accumulated depreciation
                    and amortization                                (495,960)
                                                              ---------------

                      TOTAL                                   $    3,594,920
                                                              ===============

         A total of $2,236,148 of the tooling for new product has not been depreciated during the nine months ended September 30, 2000 as these items will be used in production in the following year.


NOTE 5 - OTHER ASSETS

         Other assets included $200,000 in restricted cash maintained in a time certificate deposit account.


NOTE 6 - CONVERTIBLE DEBT - RELATED PARTY

         Convertible debt - related party consists of four loan agreements with the preferred stockholder to borrow up to $2,500,000 at 12% per annum, payable quarterly. The loans mature in October 2000 and are secured by all of the Company's assets. The outstanding principal and unpaid interest are convertible at any time from the date of the note at 70% of the average of the five lowest per share prices during the 15 trading days prior to conversion.

         In accordance with FASB's Emerging Issues Task Force Topic No. D-60, the Company accounts for the beneficial conversion feature of convertible debt securities based on the difference between the conversion price and the fair value of the common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible. The amount attributable to the beneficial conversion feature is recognized as additional interest expense over the most beneficial conversion period using the effective interest method. For the nine months ended September 30, 2000, the Company recognized the beneficial conversion feature by recording interest expense of $839,000. For the three months ended September 30, 2000, the Company recognized the beneficial conversion feature by recording interest expense of $107,000. As of September 30, 2000, the Company had borrowed $2,508,395 (unaudited).

         In connection with the execution of these loans, the Company issued two warrants to purchase a total of 1,500,000 shares of common stock at an exercise price of $2.49 per share. The warrants are exercisable immediately and expire five years from the date of the loan. The fair value of the warrants were calculated using the Black-Scholes option valuation model with the following assumptions: dividend yield of 0%, risk-free interest rate of 7%, expected volatility of 70%, and expected life of approximately five years. As of September 30, 2000, the warrants were valued at $0.99 and $1.269 per share and were still outstanding.

         In addition, the Company issued one warrant to purchase a total of 750,000 shares of common stock at an exercise price of $1 per share. The warrant is exercisable immediately and expires in May 2005. The fair value of the warrant was calculated using the Black-Scholes option valuation model with the following assumptions: dividend yield of 0%, risk-free interest rate of 7%, expected volatility of 70%, and expected life of approximately five years. As of September 30, 2000, the warrant was valued at $0.54 per share and was still outstanding.

         In addition, the Company issued one warrant to purchase a total of 250,000 shares of common stock at an exercise price of $0.49 per share. The warrant is exercisable immediately and expires in September 2005. The fair value of the warrant was calculated using the Black-Scholes option valuation model with the following assumptions: dividend yield of 0%, risk-free interest rate of 7%, expected volatility of 70%, and expected life of approximately five years. As of September 30, 2000, the warrant was valued at $0.47 per share and was still outstanding.

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


NOTE 6 - SUBSEQUENT EVENTS

         Subsequent to September 30, 2000, the Company incurred additional debt under a loan agreement with the preferred stockholder. To recognize the beneficial conversion feature relating to the additional debt, the Company will record interest expense of approximately $34,000.

                           SONIC JET PERFORMANCE, INC.
                                   FORM 10-QSB
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 VS. THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

           The following table sets forth the Company's consolidated statements of operations and the percentages that such items bear to net sales:

                                          THREE MONTHS ENDED,                            NINE MONTHS ENDED
                                             SEPTEMBER 30,                                  SEPTEMBER 30,
                              2000          %         1999          %         2000          %         1999          %
                         -----------------------------------------------------------------------------------------------
Sales                    $   135,876      100.0   $  120,830      100.0  $ 1,102,315      100.0  $   886,851      100.0

Cost of sales                117,538       86.5       76,013       62.9      937,340       85.0      396,905       44.7

Gross profit (loss)           18,338       13.5       44,817       37.1      164,976       14.9      489,946       55.3

Selling, general &           411,010      302.5      301,024      249.1    1,468,803      133.2     (860,657)       7.0
administrative expense

Income/(Loss)from           (392,672)    (289.0)    (256,207)    (212.0)  (1,303,828)    (118.3)    (370,711)     (41.7)
Operations

Interest Income                  835         .6           34        0.0        1,090        0.1        4,559         .5

Interest expenses            471,770      347.2      (26,205)     (21.9)   1,888,003      171.3      (56,205)       6.3

Other Income                   3,801        2.8       25,283       20.9       13,471        1.2       27,287        3.0

Other expenses                   ---        ---          ---        ---          ---        ---          ---        ---

Minority interest                ---        ---       (1,190)      (1.0)         ---        ---       (3,016)      (0.3)

Net Income/(Loss)           (858,107)    (631.5)    (258,285)    (213.7)  (3,560,653)    (323.0)    (398,086)     (44.8)

NET SALES

Net sales for the 3 months ended September 30, 2000 increased by $15,046 or 12.45% to $135,876 from $120,830 for 3 the months ended September 30, 1999 and for the 9 month ended September 30, 1999 increased by $215,464 or 24.30% to $1,102,315 from $886,851 for the 9 months ended September 30, 1999. Management attributes the increase of sale of Vortex and Delta boats.

Sales of parts amounted to Dalian Sonic Jet, a joint venture partner of Sonic Jet Performance, Inc. ("the Company") amounted to $106,000 in the 9 months ended September 30, 2000 as compared to $103,000 in the 9 months ended September 30, 1999.

COST OF SALES

Cost of Sales for the 3 months ended September 30, 2000 increased by $41,538 or 54.62% to $117,538 from $76,013 for the 3 months ended September 30, 1999 and for the 9 months ended September 30, 2000 increased by $540,435 or 136.16% to $937,340 from $396,905 for the 9 months ended September 30, 1999. With the introduction of the Vortex model the company incurred higher cost parts and increased labor cost during 9 months ended September 30, 2000.

GROSS PROFIT

Gross profit for the 3 months ended September 30, 2000 decreased by $26,479 or 59.08% to $18,338 from $44,817 for the 3 months ended September 30, 1999 and for the 9 months ended September 30, 2000 decreased by $324,970 or 66.33% to $164,976 from $489,946 for the 9 months ended September 30, 1999. Sales for the 9 months ended September 30, 2000 includes the sales of parts to Dalian Sonic Jet Ltd. The profit margin on sale of parts to Dalian were higher during the 9 months period ending September 30, 1999. With the introduction of the Vortex model the company incurred higher cost parts and increased labor cost during 9 months ended September 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the 3 months ended September 30, 2000 increased by $109,986 or 36.53% to $411,010 from $301,024 for the 3 months ended June 30, 1999 and for the 9 months ended September 30, 2000 increased by $608,146 or 70.66% to $1,468,803 from $860,657 for the 9 months ended September 30, 1999.

Insurance expenses for the 3 months ended September 30, 2000 increased by $15,490 to $15,490 from zero for the 3 months period ended September 30, 1999 and for the 9 months ended September 30, 2000 expenses increased by $17,385 or 64.34% to $44,404 from $27,019 for the 9 months ended September 30, 1999.

Royalty expenses for the 3 months ended September 30, 2000 decreased by $4,475 or 42.72% to $6000 from $10,475 for the 3 months period ending September 30, 1999 and for the 9 months ended September 30, 2000 decreased by $19,500 or 52.00% to $18,000 from $37,500 for the 9 months period ending September 30, 1999.

Travel expenses for the 3 months ended September 30, 2000 decreased by $11,323 or 71.42% to $4,531 from 15,854 for the 3 months ended September 30, 1999 and for the 9 months ended September 30, 2000 decreased by $8,710 or 19.71% to $35,473 from $44,183 for the 9 months ended September 30, 1999.

Salary expenses for the 3 months ended September 30, 2000 increased by $57,791 or 71.108% to $139,071 from $81,280 for the 3 months period ended September 30, 1999 and for the 9 months ended September 30, 2000 expenses increased by $264,608 or 129.69% to $468,624 from $204,016 for the 9 months ended September 30, 1999.

Rent expenses for the 3 months ended September 30, 2000 increased by $2,500 or 12.34% to $22,500 from $20,250 for the 3 months period ended September 30, 1999 and for the 9 months ended September 30, 2000 expenses increased by $7,498 or 12.24% to $68,748 from $61,250 for the 9 months ended September 30, 1999.

Legal and Professional expenses for the 3 months ended September 30, 2000 increased by $1,597 or 22.26% to $8,770 from $7,173 for the 3 months period ended September 30, 1999 and for the 9 months ended September 30, 2000 expenses increased by $1,706 or 4.88% to $36,601 from $34,895 for the 9 months ended September 30, 1999.

Commission on sales expenses for the 3 months ended September 30, 2000 increased by $6,955 or 254.85% to $9,684 from $2,729 for the 3 months period ended September 30, 1999 and for the 9 months ended September 30, 2000 expenses increased by $53,237 to $55,966 from $ 2,729 for the 9 months ended June 30, 1999.

Receivable from a related party and Sonic Marketing International, LLC were written off during the 6 months ended June 30, 2000. Sonic Jet Nanning Jet ski inventory which came back from China amounting to $385,082 were written off during second quarter ending June 30, 2000. Florida operations were closed down during the second quarter ending June 30, 2000. Loss incurred in the closing down operation amounted to $93,555 was written off during the 9 months ended September 30, 2000.

The majority of above cost increases were the direct result of elimination of the Sonic Jet International, Inc. Company as the sales and marketing agent. In addition, the company's closure of the Florida Manufacturing Plant was also a large cost impact.

NET INCOME (LOSS)

Net Income(Loss) for 3 the month ended September 30, 2000 was ($858,107) as compared to a Income (Loss) of ($258,285) for the 3 months ended September 30, 1999 and net (loss) for the 9 months ended September 30, 2000 was ($3,560,653) as compared to ($398,086) for the 9 the months ended September 30, 1999. This increase in loss is mainly attributable to increased costs associated with assuming the selling, general and administration expenses which were previously the expense of Sonic Jet International, Inc. Also the financial impact of the closure of the Florida operations contributed to the increased loss.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of capital have been cash flow from its operations, the sale of Series A Convertible Preferred Stock and loans on an as-needed basis.

The Company has entered into an agreement with Bombardier Capital for financing the Accounts Receivable of Sonic Jet Performance, Inc. Bombardier Capital has agreed to finance Sonic Jet Performance, Inc. up to a maximum sum of $1,000,000.

>From time to time Company is borrowing from its principal lender Encore Capital Management for the working capital needs.

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


PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.      The company has been named as a plaintiff
                                     in a wrongful death litigation. The company insurance carriers have been notified and are proceeding with the defense of this action.

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

Date: September 30, 2000                          SONIC JET PERFORMANCE, INC.


                                                  By: /s/ Madhava Rao Mankal
                                                  ------------------------------

                                                  Name:  Madhava Rao Mankal
                                                  Title: Chief Finance Officer