Form 10KSB
period 2000-12-31
SONIC JET PERFORMANCE
filed 2001-05-17
CIK 1032863

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from 1-1-2000 to 12-31-2000

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

        Yes   [X]      No  [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]
        The issuer's revenues for the fiscal year ended December 31, 2000, were approximately $1,032,355.

        As of December 31, 2000 the aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $136,818.69 based upon the average closing bid and asked price of such stock on such date. At December 31,2000 there were 13,024,767 shares of Common stock issued and outstanding and 1,600 shares of class `A' convertible Preferred stock outstanding.



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

Forward-Looking Statements

        In addition to historical information, this Annual Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Actions that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operation." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Sonic Jet Performance, Inc., undertakes no obligation to publicly revise these forward-looking statements, or to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

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

        LIMITED OPERATING HISTORY; HISTORICAL AND ANTICIPATED LOSSES. Sonic Jet was organized in 1994, has had limited operations to date. To date, Sonic Jet has generated only limited revenues. As of December 31, 2000, the Company had an accumulated deficit of approximately $9,373,739. There can be no assurance that the Company will be able to achieve profitable operations in the future. Results of operations in the future will be influenced by numerous factors including the ability of the Company to manage its growth and maintain the quality of its products and the ability of Sonic Jet to implement effectively its business plan. See "Management's Discussion and Analysis of Financial Condition" and "Company Overview."

        UNCERTAINTY OF MARKET ACCEPTANCE OF PRODUCTS. The Company has sold only limited quantities of its personal watercraft ("PWC"), boats, emergency watercraft, utility craft and accessories to date and it is impossible to predict the level of market acceptance of its products. The Company has established an internal sales and marketing group. This group has focused on establishing dealer networks which will sell Sonic Jet Performance, Inc. products in North and South America , Europe, some Pacific Rim Countries and the Middle East. There can be no assurance that Sonic Jet's products will be successfully produced in commercial quantities, that the Company will be able to establish a satisfactory dealer network to distribute its products or that sufficient sales will be generated by dealers or distributors to sustain the ongoing operations of the Company.

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

Going Concern
-------------

The Company's independent public accountants have included an emphasis of matter paragraph relating to the Company's ability to continue as a going concern to their opinion as fallow: The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended December 31, 2000 and 1999, the Company incurred losses of $7,458,046 and $1,659,116, respectively, and the Company's accumulated deficit was $9,590,253 as of December 31, 2000. Realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, obtaining additional financing, and the success of its future operations.

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

        FLUCTUATIONS IN MARKET GROWTH. The number of personal watercraft unit sales has declined from approximately 200,000 units in 1995 to approximately -92,000 units in 2000. However, boat sales for Sonic Jet's targeted market has grown from sales of $2.1Billion in 1997 to $2.7 Billion in 2000. The US pleasure boat market has recorded its gains in over a decade with entry-level boats joining bigger, pricier models at the top end of the market to drive double-digit growth for the year 2000. In the large boat sector, outboard and inboard boat manufacturers rated 1999 as a very good year, with gains of 13% and 18%. Such fluctuations in market growth indicate that the trend in future demand for personal watercraft and boats is uncertain. Fluctuations in the growth of the market for personal watercraft and boats could cause fluctuations in the Company's operating results and a stagnation or decline in the growth of the personal watercraft and boat markets would likely have a material adverse effect on the Company's results of operations.

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

        PRODUCT LIABILITY. The design, manufacture and sale of personal watercraft and boats may give rise to product liability claims. Due to the inherent risks in using personal watercraft and boats, it is foreseeable that injury or death to the consumer could result and that legal action could be brought against the Company to recover damages for such injury, which damages could be significant. There can be no assurance that product liability claims will not be asserted against the Company or that such claims will not be successful. Sonic Jet maintains product liability insurance coverage in the amount of at least $1,000,000 per occurrence and $4,000,000 in the aggregate, although there can be no assurance that such coverage will be sufficient in the event of any future claims. In addition, there can be no assurance that adequate product liability insurance coverage will be available in the future and, if available, that it will be obtained on terms satisfactory to the Company. A completely or partially uninsured judgment against Sonic Jet could have a material adverse effect upon the Company.

        PATENTS AND PROPRIETARY RIGHTS. The Company's success will depend, in part, on its ability to obtain and enforce patent protection for its products and technology, both in the United States and in other countries. Albert Mardikian, the company's design director, has been awarded numerous patents and trademarks by the United States Patent and Trademark Office. Such patents and trademarks have been assigned to the Company by Mr. Mardikian subject to certain royalty and license arrangements. There can be no assurance that any patent or trademark relating to the Company's products will not be challenged, in-validated, or circumvented or that the rights granted thereunder will provide a competitive advantage to the Company. Furthermore, no assurance can be given that the protection of any patents or trademarks that have been secured by Mr. Mardikian and assigned to the Company, or that may be issued in the future, will be held valid if subsequently challenged. Issued patents or trademarks can later be held invalid by a court. In addition, other entities may currently have, or may obtain in the future, patent or trademark rights which they may claim conflict with the Company's patents and may attempt to block the Company's use of its patents. The foregoing possibilities may require the Company to obtain a license from or other arrangement with an unknown entity. There can be no assurance that the Company will be able to obtain any such licenses or cooperative arrangements on reasonable terms, if at all, or that the patents or trademarks underlying any such licenses will be valid or enforceable. In addition, if the Company becomes involved in litigation over such patents or other proprietary rights, such litigation could consume a substantial portion of the Company's time and resources.

        The Company also relies on trade secret protection for its confidential and proprietary information. However, trade secrets are difficult to protect and there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its rights to un-patented trade secrets. The Company requires its employees, consultants and advisors to execute a confidentiality agreement. The agreements generally provide that all trade secrets and inventions conceived by the individual and all confidential information developed or made known to the individual during the term of the relationship shall be the exclusive property of the Company and shall be kept confidential and not disclosed to third parties except in specified circumstances. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's proprietary information in the event of unauthorized use or disclosure of such information. Certain former consultants no longer working for the Company were not required to sign such confidentiality agreements, which may increase the risk of disclosure of the Company's trade secrets to third parties. To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to the Company's proposed projects, disputes may arise as to the proprietary rights to such information which may not be resolved in favor of the Company. Certain of the Company's consultants are employed by or having consulting agreements with third parties and any inventions discovered by such individuals in that capacity generally will not become property of the Company.

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

        DEPENDENCE ON KEY PERSONNEL; NEED FOR ADDITIONAL PERSONNEL. As of December 31, 2000, Sonic Jet performance and its subsidiaries had 115 full-time employees and various other consultants. The success of the Company will be dependent upon its ability to hire and retain additional qualified manufacturing, engineering, sales, marketing and other necessary personnel. There can be no assurance that the Company will be able to attract and retain necessary personnel, or that qualified individuals already earmarked for key positions will still be available as they are needed and when the Company has the capital resources to adequately compensate them. The success of the Company will be highly dependent on the personal efforts of Mr. Mardikian, the designer, developer and inventor of Sonic Jet's personal watercraft, and on certain other key personnel. Although the company has entered into an employment agreement with Mr. Mardikian expiring in July 2002, and intends to apply for "key-person" life insurance for Mr. Mardikian in the amount of $1 million or more, the loss of his services or the services of other key personnel would have a material adverse effect upon the Company's business and prospects.

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

        Sonic Jet is continuing development of its line of Water Crafts and boats as well as establishing dealers for the boats throughout both the United States and internationally. The Personal Water Crafts & boats are sold to dealers for distribution to the retail market.

        Complementing the line of sporting boats, Sonic Jet offers a full line of utility watercraft custom-designed for use by fire departments and rescue teams. These boats offer fire and de-watering pumps, water-tight emergency equipment compartments and capacity for 5- 7 passengers. The Fire Rescue Jet, the only product sold directly to the end-user, is currently utilized by the U.S. Coast Guard, several international police and coast guard units as well as numerous fire departments with need for water based equipment. Sonic Jet's patented hull design adds a new dimension, producing a safer and more stable craft for PWC's exceeding 55mph.

        Sonic Jet is presently headquartered in Southern California, a huge market for personal watercraft and home to many of the largest companies in the industry. Kawasaki, Yamaha, Suzuki and Honda, along with many parts and after market product companies are situated nearby, as well as several industry-related organizations are also in Southern California and several publishers including Dealer News Magazine, Hot Boats, Boating World, Boating Magazine, Fire Engineering and Splash Magazine


INDUSTRY PROFILE.

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

DISTRIBUTION

        An important element of the market is retail distribution (i.e., dealers who sell to consumers directly). Motorsport dealers sell the majority of personal watercraft. Industry observers agree that approximately 85% to 90% of all personal watercraft sold in the U.S. are sold by 2500 motorsport dealers. This is significant because Sonic Jet is in the process of securing dealer representation by offering competitively priced personal and utility watercraft of superior performance. Targeted dealers customarily sell one, two, or three major personal watercraft lines. These dealers have the sales know-how, are known in their respective markets and offer a broad selection of products, accessories and services, including insurance and financing, in order to assist customers and ensure the sale. Sonic Jet has identified the leading personal watercraft dealers and boat and accessory dealers throughout the U.S. and has designed the programs necessary to secure their representation. Sonic Jet is currently involved with the Mercury Marine network of dealers worldwide and will be expanding that relationship as new products are completed and ready for distribution. The overseas market is growing and in some areas growing very rapidly. Sonic Jet's overseas targets include Europe, the Middle East, Central and South America and the Pacific Rim. In China, Sonic Jet is the only western manufacturer for power and recreational boats to serve the expanding market of executives spending more recreational time as this economy thrives. For utility watercraft, the markets include every country that has a developed coastline. In overseas markets, Sonic Jet is selling its watercraft and accessories through established distributors and dealers. Although Sonic Jet is primarily concentrating its marketing of PWC's and Boats in the US market, overseas distribution of the Rescue Jet and Fire-Rescue expanded more in year 2000.

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

KEY PRODUCT SEGMENTS
Sport Recreational Boats

        The Sonic Jet Vortex line epitomizes safety, style and performance. Its patented hull is constructed of hand laid "S" glass/kevlar family and carbon fiber makes the Vortex hulls stronger and lighter than conventional fiberglass hulls. The patented progressive v-hull provides stability and extraordinary tracking for precision handling. The Vortex comes with many optional safety features, such as rudder-assisted steering for continued control Each model in this line includes covered headlights, Electric engine hatch opener and full instrumentation.

1. Sonic Jet Vortex is a 22' exotic design boat that features a single upto 500 hp Mercury Marine V8 Sport Jet engines and has either jet or outdrive options. This model had been characterized by industry professionals at the IMTEC Show in October, 1997, as "the first really new innovation seen in boating in many years".

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

Accessories

        Sonic Jet has obtained licensing rights to the patents from Mardikian Design and has developed the tooling and designs for Step Ahead, a self retracting boat and personal watercraft step.


SALES PROGRAMS

Dealer Sales Programs

        In addition to safety, performance and style, Sonic Jet offers programs and policies designed to meet all dealer requirements and needs.

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


Employees

        As of December 31, 2000, the Company had 105 full-time employees. The Company believes that its relations with the employees is good.


                         ITEM 2. DESCRIPTION OF PROPERTY

HUNTINGTON BEACH FACILITY

        The Company currently headquarters its corporate offices and new product development with an assembly operation in Huntington Beach, California, which is home for the executive office and the "home based" sales team. The Company operations from a 20,000 square foot facility. This facility is equipped with CAD-CAM design technology, tooling, welding, fiberglass molding and an assembly.


        Sonic Jet operates two facilities in China.

1) The Company has a 50,000 square foot facility (expandable to 250,000 sq. ft.) in Nanning, China. Sonic Jet has a 50-year land lease with an option to extend the lease for a additional 50 years. The Company has structured a package that includes no taxation during the first three years of operation, 7% taxation for years 4-6 and a flat 15% tax on profits thereafter. Due to housing and health subsidies, the monthly cost of the 35 laborers is approximately $40/person, with management personnel (5) costing $75/person. The Nanning facility is currently producing the fiberglass shells for Sonic Jet's boat and PWCs. Testing and quality control processes are performed before the finished parts are shipped back to the Huntington Beach and Florida facilities for final assembly. The Strategically located on the Yong-Jiang River, the Nanning facility allows containers to be loaded at the factory and proceed to Hong Kong and terminate at World port Los Angeles. This strategic alliance provides cost effective labor while conforming to the criteria for US-made products. The Nanning facility began producing parts in January, 1998. The output of the Nanning facility is shipped to California.

2) Allied with the Chinese government Sonic Jet has joint venture facility located in Dalian, China, a port area in the Northeast business corridor. This 50,000 square foot facility is capable of producing 2,000 pleasure boats per year that will be wholesale to dealers in the U.S. for $37,500 when fully equipped. As demand for the product lines grow, the Dalian facility can be expanded to 250,000 square. The primary products to be produced in the Dalian facility are pleasure boats 22' Vortex. Sonic Jet Performance, Inc. is in a joint venture with Sonic Jet Dalian of China which operates the state-of-the-art boat manufacturing facility. The facility employs nearly 50 people and is supervised by the US R&D and New Product Development management of Sonic Jet Performance, Inc. This includes engineers, assembly engineers, and electrical engineers. The facility will also house a domestic sales staff to market the production of the Nanning facility and the Dalian facility throughout China. The output of the Dalian facility are shipped to Sonic Jet's California facility for finishing and installation of the drive train.


                            ITEM 3. LEGAL PROCEEDINGS

        1. The Company is a Co-defendant in a wrongful death case in Orange County, California resulting in an accident involving a boat manufactured by the Company. The outcome of the verdict is uncertain and that the amount of loss cannot be estimated. In the event of a verdict or attachment in excess of any applicable insurance, the Company could be materially and adversely impacted. The Company is vigorously defending the case.

        2. The Company is a defendant in a case brought in Orange County, California for alleged breach of Company's contract by Mr. Alan Weaver and Mr. Harry Yamada. The Company is vigorously defending the case.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2000.

                                     PART II

         ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock began trading on the Nasdaq Over-the-Counter Market ("NASDAQ") on September 25, 1998 under the symbol SJET. Pursuant to records of the Company's transfer agent, the Company had 589 stockholders of record as of December 31, 2000. The following table sets forth the low and high sale prices for the Common Stock as reported by Nasdaq.


MONTHS ENDED:
                                                   LOW                 HIGH
First Quarter                                        12.500             15.000
Second Quarter                                        5.000              6.000
Third Quarter                                         2.250              2.250
Forth Quarter                                         1.062              1.062

PRICE 2000
First Quarter                                         1.375              1.875
Second Quarter                                        0.594              0.625
Third Quarter                                         0.313              0.046
Forth Quarter                                         0.047              0.078



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        The following sets forth selected items from the Company's statements of operations and the percentages that such items bear to net sales for the fiscal years ended December 31, 2000 ("FY00") and December 31, 1999 ("FY99"), December 31, 1998 ("FY98")


                         2000                    1999                    1998
                      ----------  ----------  ----------- -----------  ---------

Sales                  1,032,355  100.00%    970,558  100.00%  688,991 100.00%
Cost of sales            870,676   84.33%    578,576   59.62%  375,321  54.47%
Selling,general,admin. 5,451,082  528.02%  1,853,214  190.95%  512,313  76.36%
Operations loss       (5,289,403)(512.36%)(1,461,232)(150.56%)(198,643)(28.83%)
Interest Expense       2,187,800  211.92%    273,264   28.16%   67,205   9.75%
Net loss              (7,458,046) 722.43% (1,659,116)(170.95%) (60,314) (8.75%)

NET SALES
FY 00 COMPARED WITH FY 99
        Net sales for FY 00 increased by $61,797 or 5.33%, to $1,032,355 compared to $970,558 for FY 99. Management attributes this increase in sales to the following. Sales of Trailers increased by $24,294 or 100% from $24,056 in 1999 and to $48,350 in 2000. Sales of Rescue Jets decreased by $101,616 or 32.19% from $315,645 in 1999 to $214,029 in 2000. Sales of Delta Jets increased by $94,271 or 51.93% from 181,503 in 1999 to $275,774 in 2000. Sale of parts amounted to $106,000 in 2000 as compared to $348,996 in 1999. Vortex 22' was introduced in the market during the year 2000.

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


COST OF SALES
FY 00 COMPARED WITH FY 99
        Cost of Sales for FY 00 increased by $292,099 or 50.48% to $870,675 compared to $578,576 for FY 99. Increase is due to the increase in sales of delta and decrease in Rescue jets.

FY 99 COMPARED WITH FY 98
        Cost of Sales for FY 99 increased by $203,255 or 54.16%, to $578,576 compared to $375,321 for FY 98. Increase is due to the increase in sales.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES INCLUDING IMPAIRMENT LOSS
FY 00 COMPARED WITH FY 99
        Selling, general and administrative expenses for FY 00 increased $3,597,868 or 194.14%, to $5,451,082, compared to $1,853,214 for FY99. Major components of selling, general and administrative expenses are as follows:
Administrative wages increased by $127,912 or 29.60% from $432,115 in 99 to $560,027 in 2000. travel expense decreased by $15,250 or 28.00% from $54,389 in 1999 to $39,139 in 2000. Travel expenses were mostly due to trips by management to its China and Florida subsidiary, now closed; Insurance expense increased by 35,737 or 291.80% from $47,087 in 1999 to $95,071 in 2000. Insurance increased due to coverage of Insurance for directors and officers liability, Medical insurance for employees, Workman Comp Insurance and General and commercial liability. Advertising expense increased by $35,737 or 291.80% from $12,247 in 1999 to $46,724 in 2000. This was due to advertisement in leading boat magazine. As a result of the increase in manufacturing efforts of the Company, utilities expense decreased by $5,053 or 14.84% from $34,049 in 1999 to $28,995.46 in
2000. Slow and non moving inventories amounting to $531,482 was expensed during 2000.

FOURTH QUARTER ADJUSTMENTS
       During the fourth quarter of 2000, approximately $2,000,000 of impairment loss was recorded to reflect the following: a) certain molds and tooling relating to discontinued product lines were written off and b) the carrying value of certain molds and tooling relating to existing product lines were reassessed to reflect the current realizable value. Company also wrote off Intangible assets amounting to $213,412 at Nanning due to impairment loss.

An adjustment to the licensing rights amounting to $267,500 was made to reflect the value of the licensing rights relating to discontinued products.

A provision of $172,000 was made to inventory located in Florida subsequent to the closing of operations in Florida for parts which require additional reconditioning costs. Another provision in the amount of $148,000 was made to slow moving raw materials and parts stored at the Huntington Beach location.


In addition, during the fourth quarter of 2000, approximately $217,000 of accounts receivable was written off for un-collectible accounts.


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


NET LOSS
FY 00 COMPARED WITH FY 99
        Net loss for FY 00 increased by $5,585,518 or 336.65% to $7,244,634 for FY 00 compared to $1659,116 for FY 99. The per share loss was ($.58) in 2000 and ($.13) in 1999.

FY 99 COMPARED WITH FY 98
        Net loss for FY 99 increased by $1,598,802, or 2,650 %, to $1,659,116 for FY 99 compared to $60,314 for FY 98.


LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal sources of capital have been cash flow from its operations and loans on an as needed basis.

       In November 1999, the Company entered into a loan agreement with the preferred stock holder to borrow upto $1,250,000 at 12% per annum. Company amended the loan agreement to increase the loan to $2,798,000 and received $2,786,395. This loan matures in July 1, 2001 and is secured by Company assets.

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


               ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The response to this item is included as a separate exhibit to this report. Please see pages F-1 through F-14.



                                    PART III



           ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The names, background and periods of service of the present directors are as follows:

        SHEIKH MOHAMMED AL RASHID (age 55). For more than five years Sheikh Mohammed has been an independent businessman, with investments and operations in a wide range of industries, including the real estate, commercial trading, cement and light industries. Sheikh Mohammed is a member of the Board of Directors of Bin Sulaiman Company. He was educated in Saudi Arabia, Egypt and England.

     JAMES Q. CHAU (age 45). Mr. James Chau is a Managing Member and President of Encore Capital Management, LLC. Mr. Chau was formerly general partner of several Genesee entities, president of Genesee Advisers In. and Co-General Manager of Genesee Fund Limited.

From 1992 to February 1995, Mr. Chau was a Senior Managing Director at M.D Sass Investors Service Inc. responsible for marketing and client services. In 1991, he became Vice President and Director of Global Derivatives Marketing for Citicorp Investment Bank. From 1987 to 1991, Mr. Chau served as a principal and client executive for Delaware Investment Advisers, a major investment management and mutual fund company in Philadelphia.

From 1984 to 1987, Mr. Chau was a Vice President of the First Boston Corporation, with responsibility for structuring complex financial strategies for major institutions using US derivative products and capital market transactions. From 1982 to 1984, Mr. Chau was a Vice President and Investment manager for HF Ahmanson & Co. and for its largest subsidiary, Home Savings of America. There he was responsible for managing short-term assets money market instruments.

Mr. Chau holds a Bachelor of Science degree with distinction from George Mason University. In 1978, he received his MBA in Finance from the University of Pennsylvania's Wharton School. Mr. Chau currently serves on the Board of Directors of Hanoi International School, Hanoi, Vietnam, as well as several other U.S. public and private companies.

Mr. Chau resigned effective May 16, 2001.

           ALBERT MARDIKIAN (age 54). In 1998, he became Design Director and Chairman/CEO of International Operations. Prior thereto, from 1997 to July 1998, Mr. Mardikian was a member of Sonic Jet Performance, LLC, the predecessor to the Company. Prior thereto, from 1986 to 1997, he was in manufacturing various types of personal watercrafts. In addition, Mr. Mardikian has been a Director and/or executive officer of various privately held companies owned by his family and others. Mr. Mardikian holds a degree from Northrop University in aircraft maintenance, design and engineering.

           NEIL CHAU(age 44) For more than five years, Mr. Chau has been involved in the private investment business. He is currently Managing Member and Chief Investment Officer of Encore Capital Management, LLC. Mr. Chau was Managing Director of Genesee Advisors Inc. handling the private placement investments activities. His responsibilities included covering all aspects of private placement investments, including screening transactions, conducting fundamental analysis on prospective investment opportunities, and negotiating the terms of the investments. From 1989 to 1995, Mr. Chau served as Senior Manager and First Vice President of Yasuda Trust with responsibilities for directing all corporate finance activities and managing over $3.7 billion in loans and commitments to corporate clients. Between 1984 and 1989, Mr. Chau was with the Irving Trust Company as Vice President-Manager and was responsible for sourcing, negotiating and closing large international financing covering all major emerging markets. Prior thereto, he worked with the American Express Bank Ltd. Where he was responsible for marketing and structuring large trades and project financing transactions using both private and government risk mitigating tools. Mr. Chau has served as a director of the Proton Opportunity Fund Ltd. and the JNC Opportunity Fund Ltd. since their inception in 1996, and as a director of the Proton Strategic Fund Ltd. And the JNC Strategic Fund Ltd. since their inception in 1998. In addition, Mr. Chau has served as a Manager of the Encore Strategic Fund LLC. since its inception in 1998. Mr. Chau holds a Bachelor of Science degree with distinction from George Mason University and earned his M.B.A in International Corporate Finance in February 1979 from New York University's Stern Graduate Business School. He resigned in 2001 for health reasons.

            ALAN WEAVER (age 57) Mr. Weaver served Sonic jet Performance, Inc. as President and CEO from February 2000 to January 2001. From 1990 to 1999, Mr. Weaver served as President of InCirT Technology, Inc. There he was responsible for the company's contract services business, which supported high technology customers with specialized outsourcing services. His responsibilities were for operations, sales and marketing, as well as financial functions. Also during the 1990 to 1995 period, Mr. Weaver was Senior Vice President of the Cerplex Group, a Southern California based computer services corporation, supporting the high technology services and logistics support of major corporations. Earlier in his career, he held senior management positions with Digital Equipment, Northern Telecom and AT&T. Alan weaver holds a B.S. and M.B.A. from Oklahoma City University. He was terminated in 2001.

         COMPENSATION OF DIRECTORS

         We pay no director compensation and have no retirement plan for directors.


                             EXECUTIVE COMPENSATION


EXECUTIVE OFFICERS

         The following table contains the title and name of each executive officer of SJPI:

Title                         Name                 Served Since
-----                         ----                 ------------
Interim CEO                Albert Mardikian    February 2001
President/CEO              Alan Weaver         February 2000(Terminated 1/23/01)
CFO                        Madhava Rao Mankal  May 1999
V. President, Operations   Harry Yamada        June 2000 (Terminated 1/31/01)

         ALBERT MARDIKIAN (age 54). In 1998, he became Design Director and Chairman/CEO of International Operations. Prior thereto, from 1997 to July 1998, Mr. Mardikian was a member of Sonic Jet Performance, LLC, the predecessor to the Company. Prior thereto, from 1986 to 1997, he was in manufacturing various types of personal watercrafts. In addition, Mr. Mardikian has been a Director and/or executive officer of various privately held companies owned by his family and others. Mr. Mardikian holds a degree from Northrop University in aircraft maintenance, design and engineering.

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



                         ITEM 10. EXECUTIVE COMPENSATION


EXECUTIVE COMPENSATION TABLES


         The following table sets forth the compensation for 2000 for the persons who held the titles of President or Chief Executive Officer, and the only senior executive who earned in excess of $100,000 in 2000.


     Name and                  Other Annual       Stock  Underlying All Other
Principal Position Year Salary Bonus Compensation Awards Options    Compensation
 ----      ------  ----- ----- -----  ------      ------- -----     ------------
Albert Mardikian   2000  91,538
Interim CEO        1999 107,500
                   1998   ---

Alan Weaver        2000 127,586
President & CEO
(Terminated on 1/23/01)
EMPLOYMENT AGREEMENTS

Albert Mardikian is employed by the Company as its Design Director. He also holds the title Interim CEO of the Company and Chairman/Chief Executive Officer of International Operations. During 1999, he was paid a total of $107,500. In November 1999, his employment agreement was amended to provide that he would be paid not more than $5,000 per month between November 24, 1999 and March 31, 2000 and not more than $140,000 per annum thereafter.


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


                          DIRECTORS AND OFFICERS TABLE

Directors, Nominees                 Amount and Nature of Percent of
or Executive Officers               Beneficial Ownership(1)            Stock Outstanding
---------------------               -----------------------            -----------------
Sheikh Mohammed Al Rashid              2,600,000(2)                     19.96%
Sonic Jet, LLC                          7,147,040(3)                    57.13%(3)
Albert Mardikian (Interim CEO)           292,267(2)                      2.24%
Madhava Rao Mankal (CFO)                   3,333(5)                       *
Thomas French (Sales Manager)              3,333(5)                       *
Daniel Medina (Director Marketing)         3,333(5)                       *
Hratch Khedesian                          26,000(4)                       .19%*

Directors and Executive Officers as a group  10,075,306                 77.65%


         *        Less than one percent
         (1)      Each person has sole voting and investment power.
         (2)      Current director.
         (3) Mr. Chau is Managing Member and Chief Investment Officer of Encore Capital Management, LLC. Encore holds a proxy to vote 7,439,307 shares owned by Sonic Jet Performance, LLC and Albert Mardikian. See "More than 5% Ownership Tables" below.
         (4) Each of these persons owns 1,000 shares plus the right to acquire the balance listed pursuant to presently exercisable options at an exercise price of $0.80 per share.

         (5) Each of these persons the right to acquire the balance listed pursuant to presently exercisable options at an exercise price of $0.80 per share.


                          MORE THAN 5% OWNERSHIP TABLES

                               COMMON STOCK TABLE

Nature of                           Name and Address of Beneficial Owner                Amount and
Beneficial Ownership(1)             Percent of Class                                    Percent of Class
-----------------------------------------------------------    -----------------------------------------------------
Sonic Jet Performance, LLC
15662 Commerce Lane
Huntington Beach, California 92649   7,147,040(2)                                       54.88%

Albert Mardikian
15662 Commerce Lane
Huntington Beach, California 92649     292,267(2)                                        2.25%

Sheikh Mohammed Al Rashid
P.O. Box 5490
Jeddah, 2422
Kingdom of Saudi Arabia              2,600,000                                          19.96%


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

         PREFERRED STOCK TABLE. The following table sets forth information regarding the beneficial ownership of our voting preferred stock as of the date of this prospectus:

Name and Address                             Number of Shares     Percent Class
of Beneficial Owner                          Beneficially Owned    of Class
-------------------                          ------------------   --------------
Series A Convertible Preferred
JNC Strategic Fund, Ltd.                      1600 (1)               100%
c/o Encore Capital Management, LLC
12007 Sunrise Valley Drive
Suite 460
Reston, Virginia 20191

(1) Convertible into 19,971,507 whole shares on the record date for a special shareholders Meeting

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     LEASE. The Company has entered into a lease for its principal office facilities in Huntington Beach, California, with MGS Grand Sport, Inc. Albert Mardikian is a shareholder of MGS Grand Sport, Inc. and he is also a principal shareholder and executive officer of SJPI. SJPI paid $80,000 in lease payments to MGS Grand Sport, Inc. in 2000.

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

         SUBORDINATED NOTE. SJPI has a note payable in the amount of $600,000 to Sheikh Mohammed, bearing interest at ten percent per annum, which is subordinated to the convertible note holders' interest described in the previous paragraph. In an agreement dated November 24, 1999, between SJPI, Sheikh Mohammed, and JNC Strategic Fund, Ltd. (the "convertible note holder"), the parties agreed to the following: (i) all accrued interest as of November 24, 1999 on the subordinated note is to be converted into common stock at a conversion price of 120% of the average stock price for the five days prior to November 1, 1999 and interest is permitted to accrue thereafter at the above rate; and (ii) On March 1, 2000, the principal amount of the subordinated loan, together with any further accrued interest, was to be, under certain conditions, converted into shares of common stock at 120% of the average stock price for the five days prior to November 1, 1999. No conversions pursuant to clauses (i) or
(ii) have occurred to date.

         MARDIKIAN SETTLEMENT. In August 1998, SJPI assumed a royalty agreement with its Design Director, Albert Mardikian. On November 29, 1999, the royalty agreement was canceled by payment of common stock to Mr. Mardikian and replaced by a licensing agreement. The licensing agreement provides for license fees (i) in the amount of $2,000 per month to be paid between November 24, 1999 and March 31, 2000 and (ii) in amounts equal to four percent of the Company's sales, or five percent of the Company's sales if its profit margin exceeds 30%, to be paid thereafter until November 2003. As part of the arrangement in November 1999, Mr. Mardikian received 292,267 shares of the Company's common stock as full and final settlement of his prior licensing rights and delinquent royalties and 50,000 shares of common stock for delinquent salary. The value of such common stock received in the settlement aggregated $655,583.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


(a)      The following exhibits are filed as part of this report as required by
         Item 601 of Regulation S-B:



    EXHIBIT
    NUMBER                             DESCRIPTION
    ------                             -----------
     3.1        Articles of Incorporation of the Registrant, as amended (1)
     3.2        Bylaws of the Registrant (1)
     3.3 Certificate of Designation of Preferences and Rights for Series A Preferred Stock (1)
     4.1        Share Exchange Agreement (1)
    10.1        Purchase Agreement with Robert Soehngen (1)
    10.2        Securities Purchase Agreement (1)
    10.4 Contract for Sino-Foreign Contractual Joint Venture of Dalian Sonic Jet Co., Ltd. (2)
    10.5 Contract for Sino-Foreign Contractual Joint Venture of Nanning Sonic Jet Co., Ltd. (2)
    10.6        Employment Agreement with Albert Madikian (2)
    27.1        Financial Data Schedule (3)
               (1)     Previously Filed.
               (2)     To Be Filed by Amendment.
               (3)     Filed Herewith.

(b)     Reports on Form 8-K        Filed Mr. Alan Weaver appointment

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Huntington Beach, State of California, on May 15, 2001.

                                            SONIC JET PERFORMANCE, INC.



                                            By:  /s/ Madhava Rao Mankal
                                               ---------------------------------
                                                Name: Madhava Rao Mankal
                                                Title:  Secretary/CFO


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on April 20, 2001.



          SIGNATURE                               TITLE



/S/ Sheikh Mohammed Al Rashid
---------------------------------------
Shiekh Mohamed Al-Rashid                       Director


/S/ Albert Mardikian
---------------------------------------
Albert Mardikian                               Director

                           SONIC JET PERFORMANCE, INC.
                                 AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2000 AND 1999

                                      SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                                                                        CONTENTS
                                                               December 31, 2000

--------------------------------------------------------------------------------


                                                                         Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                       F-1

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheet                                        F-2 - F-3

     Consolidated Statements of Operations                               F-4

     Consolidated Statements of Stockholders' Equity (Deficit)           F-5

     Consolidated Statements of Cash Flows                             F-6 - F-8

     Notes to Consolidated Financial Statements                       F-9 - F-20

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Sonic Jet Performance, Inc. and subsidiary

We have audited the accompanying consolidated balance sheet of Sonic Jet Performance, Inc. and subsidiary as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonic Jet Performance, Inc. and subsidiary as of December 31, 2000, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2000 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the years ended December 31, 2000 and 1999, the Company incurred net losses of $7,458,046 and $1,659,116, respectively. In addition, the Company's accumulated deficit was $9,590,253 as of December 31, 2000. The Company must also obtain additional financing to meet its working capital needs. These factors, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2.

Further, as discussed in Note 13, the Company is a co-defendant in a lawsuit, of which the outcome and the amount of loss cannot be estimated.

No adjustment has been made in the financial statements for the outcome of these uncertainties.


/s/ Singer Lewak Greenbaum & Goldstein LLP
SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
May 9, 2001

                                      SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                               December 31, 2000

--------------------------------------------------------------------------------


                                     ASSETS

Current assets
     Cash                                                    $         40,129
     Restricted cash                                                  203,120
     Accounts receivable                                               45,760
     Inventories                                                      574,903
     Due from related party                                           393,291
     Other current assets                                               3,450
                                                             ----------------

         Total current assets                                       1,260,653

Property and equipment, net                                         1,359,910

Other assets
     Licensing rights                                                 267,500
                                                             ----------------

                      Total assets                           $      2,888,063
                                                             ================


   The accompanying notes are an integral part of these financial statements.
                                      F-2

                                      SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                               December 31, 2000

--------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Accounts payable                                          $        192,206
     Accrued payroll taxes                                               68,486
     Accrued interest                                                   300,834
     Other accrued liabilities                                          386,215
     Current portion of capitalized lease obligations                     1,432
     Convertible debt - related party                                 2,801,301
                                                               ----------------

         Total current liabilities                                    3,750,474

Capitalized lease obligations, net of current portion                    12,236
Subordinated note payable - related party                               600,000
                                                               ----------------

              Total liabilities                                       4,362,710
                                                               ----------------

Commitments and contingencies

Stockholders' deficit
     Preferred stock, no par value
         10,000,000 shares authorized
         Series A Convertible preferred stock
         1,600 shares issued and outstanding                          1,500,000
     Common stock, no par value
         100,000,000 shares authorized
         13,024,767 shares issued and outstanding                     4,328,777
     Additional paid-in capital - stock warrant outstanding           1,024,627
     Additional paid-in capital                                       1,098,000
     Shares committed to be issued                                      143,872
     Accumulated comprehensive income                                    20,330
     Accumulated deficit                                             (9,590,253)
                                                               ----------------

          Total stockholders' deficit                                (1,474,647)
                                                               ----------------

              Total liabilities and stockholders' deficit      $      2,888,063
                                                               ================

   The accompanying notes are an integral part of these financial statements.
                                      F-3



                                      SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                For the Years Ended December 31,

--------------------------------------------------------------------------------

                                                                     2000               1999
                                                               ---------------    ----------------

Sales                                                          $     1,032,355    $        970,558

Cost of sales                                                          870,676             578,576
                                                               ---------------    ----------------

Gross profit                                                           161,679             391,982
                                                               ---------------    ----------------

Operating expenses
     General and administrative expenses                             3,101,037           1,853,214
     Impairment loss                                                 2,350,045                   -
                                                               ---------------    ----------------

         Total operating expenses                                    5,451,082           1,853,214
                                                               ---------------    ----------------

Loss from operations                                                (5,289,403)         (1,461,232)
                                                               ---------------    ----------------

Other income (expense)
     Other income                                                       15,694              49,304
     Interest income                                                     3,463               4,527
     Interest expense                                               (2,187,800)           (273,264)
                                                               ---------------    ----------------

         Total other income (expense)                               (2,168,643)           (219,433)
                                                               ---------------    ----------------

Loss before minority interest                                       (7,458,046)         (1,680,665)

Minority interest                                                            -              21,549
                                                               ---------------    ----------------

Net loss                                                       $    (7,458,046)   $     (1,659,116)
                                                               ===============    ================

Basic and diluted loss per share                               $         (0.58)   $          (0.13)
                                                               ===============    ================

Weighted-average shares used to compute basic and
     fully diluted loss per share                                   12,896,202          12,653,198
                                                               ===============    ================



   The accompanying notes are an integral part of these financial statements.
                                      F-4


                                      SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                For the Years Ended December 31,
--------------------------------------------------------------------------------


                                                               Additional
                                                                Paid-In                           Accumulated
                                                                Capital -               Shares    Compre-
                                                                 Stock     Additional  Committed  hensive
                      Preferred Stock      Common Stock         Warrant     Paid-In      to be
                   -------------------- ---------------------                                      Income     Accumulated
                   Shares       Amount    Shares      Amount   Outstanding  Capital     Issued
                                                                                                   (Loss)      Deficit        Total
                  --------     -------- ----------  --------- ----------- ----------  ----------- ---------   ------------   -------

Balance, December
   31, 1998           1,600 $1,500,000  12,620,000 $3,599,694 $        -  $        - $      -  $ (10,157) $ (473,091)  $  4,616,446
Issuance of common
   stock                                    56,000     18,500                         799,455                               817,955
Capital changes due
   to debt financing                                             316,026     272,000                                        588,026
Cumulative translation
   adjustment                                                                                      5,214                      5,214
Net loss
                                                                                                           (1,659,116)   (1,659,116)
Balance, December
   31, 1999           1,600  1,500,000  12,676,000  3,618,194    316,026     272,000  799,455     (4,943)  (2,132,207)    4,368,525
Issuance of common
   stock                                   348,767    710,583                        (655,583)                               55,000
Capital changes due
   to debt financing                                             708,601     826,000                                      1,534,601
Cumulative translation
   adjustment                                                                                     25,273                    25,273
Net loss                                                                                                   (7,458,046)  (7,458,046)

Balance, December
   31, 2000           1,600 $1,500,000  13,024,767 $4,328,777 $1,024,627  $1,098,000 $143,872  $  20,330  $(9,590,253) $(1,474,647)
                      ===== ==========  ========== ========== ==========  ========== ========  =========  ============ ============



   The accompanying notes are an integral part of these financial statements.
                                      F-5


                                      SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                For the Years Ended December 31,

--------------------------------------------------------------------------------


                                                                                 2000               1999
                                                                           ---------------    ----------------
Cash flows from operating activities
   Net loss                                                                $    (7,458,046)   $     (1,659,116)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities
       Depreciation and amortization                                                49,735             261,080
       Write off of molds and tools on discontinued product                      2,350,045                   -
       Write off of licensing rights                                               267,500                   -
       Write off of inventories                                                    533,181                   -
       Loss from sale of property and equipment                                     43,491                   -
       Bad debts                                                                   293,835                   -
       Interest relating to beneficial conversion of debt and below
         market warrants                                                         1,959,302             158,232
       Minority interest                                                                 -             (34,890)
       Common stock issued for services                                             55,000              18,500
       (Increase) decrease in
         Accounts receivable                                                      (327,751)             27,109
         Other receivables                                                             699              29,264
         Inventories                                                                23,815           1,335,687
         Due from related party                                                     36,977              42,275
         Prepaid inventories                                                        20,000             182,514
         Other current assets                                                            -              14,677
       Increase (decrease) in
         Accounts payable                                                         (255,491)            391,640
         Accrued payroll taxes                                                          83              58,776
         Accrued interest                                                          289,055              66,779
         Other accrued liabilities                                                 107,801             274,414
         Due to related parties                                                          -              99,994
                                                                           ---------------    ----------------

           Net cash provided by (used in) operating activities                  (2,010,769)          1,266,935
                                                                           ---------------    ----------------

Cash flows from investing activities
   Restricted cash                                                                (203,120)                  -
   Purchase of property and equipment                                              (56,522)            (89,189)
   Proceeds from sale of property and equipment                                      1,000                   -
   Proceeds from sale of other assets                                               22,575              31,665
   Tooling                                                                               -          (1,917,418)
                                                                           ---------------    ----------------

           Net cash used in investing activities                                  (236,067)         (1,974,942)
                                                                           ---------------    ----------------


   The accompanying notes are an integral part of these financial statements.
                                      F-6



                                      SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                For the Years Ended December 31,

--------------------------------------------------------------------------------


                                                                         2000               1999
                                                                   ---------------    ----------------

Cash flows from financing activities
   Proceeds from convertible debt - related party                  $     2,171,151    $        635,244
   Proceeds from (payments on) capitalized lease obligation                 (1,303)             14,971
                                                                   ---------------    ----------------

           Net cash provided by financing activities                     2,169,848             650,215
                                                                   ---------------    ----------------

Effect of exchange rate on cash and cash equivalents                        36,560               5,214
                                                                   ---------------    ----------------

              Net decrease in cash                                         (40,428)            (52,578)

Cash, beginning of year                                                     80,557             133,135
                                                                   ---------------    ----------------

Cash, end of year                                                  $        40,129    $         80,557
                                                                   ===============    ================


Supplemental disclosures of cash flow information

   Interest paid                                                   $           537    $        273,264
                                                                   ===============    ================

   Income taxes paid                                               $           800    $              -
                                                                   ===============    ================


Supplemental schedule of non-cash investing and financing activities
During the year ended December 31, 2000, the Company recorded the retirement of $731,700 in building and improvements, a reduction of $74,397 in accounts payable, and a write-off of $213,412 in molds and tools pursuant to the dissolution of a joint venture agreement with China Guangxi Shipyard of Nanning, Guangxi, China.

During the year ended December 31, 2000, the Company issued 292,267 restricted shares of common stock valued at $655,583 under a settlement agreement between the Company and one of its officers.

During the year ended December 31, 1999, the Company issued 50,000 shares of common stock for consulting services rendered valued at $12,500 and 6,000 shares of common stock for consulting services rendered valued at $6,000.

During the year ended December 31, 1999, the Company recorded $143,872 of accrued interest as shares committed to be issued, which represents the Company's commitment to issue 53,905 shares of common stock to a stockholder.

During the year ended December 31, 1999, the Company recorded $655,583 of related party payable as additional paid-in capital, which represents the Company's commitment to issue 292,267 shares of common stock to a stockholder.

   The accompanying notes are an integral part of these financial statements.
                                      F-7

                                      SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                For the Years Ended December 31,

--------------------------------------------------------------------------------


Supplemental schedule of non-cash investing and financing activities (Continued) Cash from investing and financing activities exclude the effect of the acquisition of real property through the assumption of debt.


   The accompanying notes are an integral part of these financial statements.
                                      F-8

                                      SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2000

--------------------------------------------------------------------------------


NOTE 1 - NATURE OF BUSINESS

         Sonic Jet Performance, Inc. ("SJPI"), a Colorado corporation, and subsidiary (collectively, the "Company") are engaged in the design and production of personal watercraft, jet boats, trailers, and accessories. The principal executive office is located in Huntington Beach, California.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation
         ---------------------------

         The consolidated financial statements include the accounts of SJPI and its wholly owned subsidiary, Nanning Sonic Jet, LLC. During the year ended December 31, 2000, the operations of Sonic Jet Performance, Inc.
         - Florida, a wholly owned subsidiary of SJPI, ceased. All intercompany balances and transactions are eliminated in consolidation.

         Going Concern
         -------------

         The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended December 31, 2000 and 1999, the Company incurred losses of $7,458,046 and $1,659,116, respectively, and the Company's accumulated deficit was $9,590,253 as of December 31, 2000. Realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, obtaining additional financing, and the success of its future operations.

         Since December 31, 2000, the Company has received $50,000 from the lender. The Company has signed an agreement for a fleet credit program for its dealer network under which the finance company will purchase eligible receivables up to $1,000,000 from the Company. Management expects such a receivable-financing program will provide sufficient cash to continue the Company's present operations. In addition, subsequent to December 31, 2000, a total of 26 boats have been sold for a total of approximately $580,000. Management is also negotiating to obtain an additional $5,000,000 in financing from investors.

                                      SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2000

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Comprehensive Income (Loss)
         ---------------------------

         The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income (loss) and its components in a financial statement. Comprehensive income (loss) as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income (loss), which are excluded from net loss, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income (loss) consists of foreign currency translation adjustments and is presented in the consolidated statements of stockholders' equity (deficit).

         Cash Equivalents
         ----------------

         For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of United States government securities.

         Restricted Cash
         ---------------

         Restricted cash consists of money deposited in a money market account to secure a letter of credit for approximately the same amount. The letter of credit was issued under a Floor Plan Repurchase Agreement with a financing company which finances certain customers of the Company who are dealers and distributors.

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

                                      SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2000

--------------------------------------------------------------------------------
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         Foreign Currency Transaction
         ----------------------------

         Assets and liabilities in foreign currencies are translated at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at the exchange rate prevailing at the transaction date, and the resulting gains and losses are reflected in the statements of operations. Gains and losses arising from translation of a subsidiary's foreign currency financial statements are shown as a component of stockholders' equity (deficit) as accumulated comprehensive income (loss).

         Income Taxes
         ------------

         The Company uses the asset and liability method of accounting for income taxes. The asset and liability method accounts for deferred income taxes by applying enacted statutory rates in effect for periods in which the difference between the book value and the tax bases of assets and liabilities are scheduled to reverse. The resulting deferred tax asset or liability is adjusted to reflect changes in tax laws or rates. Because the Company has incurred losses from operations, no benefit is realized for the tax effect of the net operating loss carryforward due to the uncertainty of its realization.

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

                                      SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2000

--------------------------------------------------------------------------------
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         Recently Issued Accounting Pronouncements
         -----------------------------------------

         In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. Changes in accounting to apply the guidance in SAB No. 101 may be accounted for as a change in accounting principle effective January 1, 2000. Management has not yet determined the complete impact of SAB No. 101 on the Company; however, management does not expect that application of SAB No. 101 will have a material effect on the Company's revenue recognition and results of operations.

         In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," (an Interpretation of Accounting Principles Bulletin Opinion No. 25 ("APB 25")) ("FIN 44"). FIN 44 provides guidance on the application of APB 25, particularly as it relates to options. The effective date of FIN 44 is July 1, 2000, and the Company has adopted FIN 44 as of that date.

         In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activities." This statement is not applicable to the Company.

         In June 2000, the FASB issued SFAS No. 139, "Rescission of FASB State-ment No. 53 and Amendments to Statements No. 63, 89, and 121." This statement is not applicable to the Company.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." This statement is not applicable to the Company.

                                      SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2000

--------------------------------------------------------------------------------


NOTE 3 - CASH

         The Company maintains its cash balances at a bank located in California. Deposits at the bank are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, the Company holds cash with these banks in excess of amounts insured by federal agencies. As of December 31, 2000, the uninsured portions of the balances held at the bank aggregated to $160,400.


NOTE 4 - INVENTORIES

         Inventories at December 31, 2000 consisted of the following:

                  Raw materials and supplies               $        104,242
                  Work in process                                   163,524
                  Finished goods                                    307,137
                                                           ----------------

                      Total                                $        574,903
                                                           ================


NOTE 5 - PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2000 consisted of the following:

                  Building and improvements                    $         32,933
                  Furniture and fixtures                                 13,613
                  Machinery and equipment                               487,229
                  Tooling and molds                                      71,917
                  Tooling - new products                              1,242,798
                  Vehicles                                               52,792
                                                               ----------------

                                                                      1,901,282
                  Less accumulated depreciation and amortization        541,372
                                                               ----------------
                      Total                                    $      1,359,910
                                                               ================

         A total of $1,242,798 of the tooling for new product has not been depreciated during the year ended December 31, 2000 as these items will be used in production in the following year.

                                      SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2000

--------------------------------------------------------------------------------


NOTE 5 - PROPERTY AND EQUIPMENT (Continued)

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


NOTE 6 - CONVERTIBLE DEBT - RELATED PARTY

         Beginning on November 24, 1999, the Company entered into several loan agreements with the preferred stockholder to borrow from time to time up to $2,798,000 at 12% interest per annum, payable quarterly. The loan matures on June 30, 2001 and is secured by all of the Company's assets. The outstanding principal and unpaid interest are convertible at any time after 90 days from the date of the note at 70% of the average of the five lowest per share prices during the 15 trading days prior to conversion. In accordance with FASB's Emerging Issues Task Force Topic No. D-60, the Company accounts for the beneficial conversion feature of convertible debt securities based on the difference between the conversion price and the fair value of the common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible. The amount attributable to the beneficial conversion feature is recognized as additional interest expense over the most beneficial conversion period using the effective interest method. Any unamortized beneficial conversion feature is recognized as interest expense when the related debt security is converted into common stock. The Company recognized the beneficial conversion feature by recording unamortized interest of $5,094 and interest expense of $820,906, offset by $826,000 of additional paid-in capital. As of December 31, 2000, the Company had borrowed $2,806,395.

         In connection with the execution of these notes, the Company issued warrants to purchase 2,798,000 shares of common stock at exercise prices ranging from $0.04 to $2.49 per share. The warrants were effective immediately and expire through December 2005. The fair value of the warrants were calculated using the Black-Scholes option valuation model with the following assumptions: dividend yield of 0%, risk-free interest rate of 6% to 7%, expected volatility of 70% to 100%, and expected life of five years. As of December 31, 2000, the warrants were valued between $0.03 and $1.27 per share and were still outstanding. The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants is accounted for as a debt discount and is amortized to interest expense over the expected term of the debt using the effective interest method. The Company recorded additional interest expense of approximately $969,000 relating to these warrants during the year ended December 31, 2000.

                                      SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2000

--------------------------------------------------------------------------------

NOTE 6 - CONVERTIBLE DEBT - RELATED PARTY (Continued)

         The carrying amount of the convertible debt has been reduced by any related unamortized debt discount.


NOTE 7 - SUBORDINATED NOTE PAYABLE - RELATED PARTY

         The Company has a note payable to one of its stockholders, bearing interest at 10% per annum, which is subordinated to the convertible debt holders' interest. In an agreement dated November 24, 1999 between the Company, the holder of the subordinated promissory note, and the convertible note holder, the parties agreed to the following:

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

         The loan matures on July 18, 2001. The outstanding balance at December 31, 2000 was $600,000.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

         Lease
         -----

         The Company leases its facility from its majority stockholder under an operating lease agreement. On November 24, 1999, under an agreement between several parties, including the Company and the lessor, part of the rent payment between November 24, 1999 and March 31, 2000 was deferred to November 18, 2003.

                                      SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2000

--------------------------------------------------------------------------------

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

         Lease (Continued)
         -----
         Future minimum lease payments at December 31, 2000 were as follows:

                   Year Ending
                  December 31,
                  ------------

                      2001                                      $     97,500
                      2002                                            16,500
                      2003                                             7,750
                                                                ------------

                           Total                                $    121,750
                                                                ============

         Rent expense was $80,000 and $79,150 for the years ended December 31, 2000 and 1999, respectively.

         Future minimum lease payments under a non-cancelable capital lease at December 31, 2000 were as follows:

                   Year Ending
                  December 31,
                  ------------

                      2001                                       $         2,666
                      2002                                                12,236
                                                                 ---------------

                                                                          14,902
                  Less amount representing interest                        1,234
                                                                 ---------------

                                                                          13,668
                  Less current portion                                     1,432
                                                                 ---------------

                           Long-term portion                     $        12,236
                                                                 ===============

         Capitalized leased assets included in property and equipment at December 31, 2000 consisted of the following:

                  Vehicles $                                              20,899
                  Less accumulated amortization                            2,986
                                                                 ---------------

                      Total                                      $        17,913
                                                                 ===============

                                      SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2000

--------------------------------------------------------------------------------

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

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

         Royalty/Licensing Agreements
         ----------------------------

         On August 3, 1998, the Company assumed a royalty agreement with its Design Director and Chairman/Chief Executive Officer of International Operations. On November 24, 1999, the royalty agreement was canceled by payment of common stock to the officer and replaced by a licensing agreement. The licensing agreement provides for license fees (a) in the amount of $2,000 to be paid monthly between November 24, 1999 and March 31, 2000 and (b) in amounts equal to 4% of the Company's sales, or 5% of the Company's sales if the Company's profit margin exceeds 30%, to be paid thereafter until November 18, 2003. No expense was incurred for the years ended December 31, 2000 and 1999.

         Investment in Joint Venture - Dalian
         ------------------------------------

         The Company has entered into an agreement to invest in a joint venture in Dalian, China for the design, manufacture, and sales of watercraft jet products. The Company is committed to invest $1,000,000 in the form of molds, tooling, and know-how. The Company will share 45% of the profits or loss from this venture.

         Litigation
         ----------

         During the year ended December 31, 2000, the Company was named co-defendant along with several parties in a wrongful death legal action. A court hearing date has not been set. The Company is unable to provide an estimate of its liabilities and has not made a provision for such amounts.


NOTE 9 - STOCKHOLDERS' DEFICIT

         Series A Convertible Preferred Stock
         ------------------------------------

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

                                      SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2000

--------------------------------------------------------------------------------

NOTE 9 - STOCKHOLDERS' DEFICIT (Continued)

         Series A Convertible Preferred Stock (Continued)
         ------------------------------------
         For conversion purposes, the Series A Preferred Stock holder is entitled to an 8% premium from the day following the date of issuance to the conversion date. If the said premium is not paid in cash, the premium is added to the face amount of $1,000 per share to determine the number of common shares to be received on conversion. A total of 800,000 shares of common stock have been reserved for the conversion of the Series A preferred stock.

         The Series A preferred stock is automatically convertible into common stock on the fifth anniversary of the issuance date. If such conversion does not take place at maturity, then the holders of the Series A preferred stock can require the Company to purchase the shares for cash at a redemption amount as defined.

         Common Stock Warrants
         ---------------------

         During the year ended December 31, 2000, the Company granted seven warrants to a related party for an outstanding debt balance of $1,548,000.


         A summary of the Company's warrant activity is listed below:

                                                                                    Weighted-       Weighted-
                                                                  Weighted-          Average          Average
                                                                   Average           Exercise         Exercise
             Range of              Stock             Stock       Remaining           Price of         Price of
             Exercise           Warrants          Warrants       Contractual         Warrants        Warrants
               Prices        Outstanding        Exercisable            Life       Outstanding       Exercisable
         ------------------  -----------       ---------------  ----------------  -----------      ----------------

         $             2.49        1,500,000         1,500,000        3.90 years  $          3.90  $           3.90
         $             1.00          750,000           750,000        4.42 years  $          4.42  $           4.42
         $     0.47 to 0.04          548,000           548,000        4.85 years  $          4.85  $           4.85
                             ---------------   ---------------

                                   2,798,000         2,798,000
                             ===============   ===============


         The weighted-average fair value of the warrants issued during the years ended December 31, 2000 and 1999 was $0.55 and $0.99, respectively.

         The fair value of the warrants was calculated using the Black-Scholes option valuation model with the following weighted-average assumptions for the years ended December 31, 2000 and 1999: dividend yields of 0% and 0%, respectively; risk free interest rates of 6.4% and 7%, respectively; expected volatility of 87% and 70%, respectively; and expected lives of five and five years, respectively.

                                      SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2000

--------------------------------------------------------------------------------

NOTE 9 - STOCKHOLDERS' DEFICIT (Continued)

         Stock Compensation Plan
         -----------------------

         The Company's 1998 Employee Consultant Stock Compensation Plan provides for the granting of stock options to employees and certain consultants of the Company and was amended in July 2000. A total of 2,000,000 shares of common stock have been reserved for issuance upon exercise of options granted under the plan, as amended. During the year ended December 31, 1999, the Company issued 56,000 shares of common stock to consultants. The fair value of the consultants' services of $55,000 has been recorded as compensation expense.


NOTE 10 - INCOME TAXES

         The Company has not incurred any income tax expenses since inception. The actual tax benefit differs from the expected tax benefit computed by applying the United States federal corporate tax rate of 34% to loss before income taxes as follows:

                                                                           2000               1999
                                                                     ---------------    ----------------

                  Expected tax benefit                               $    (2,380,000)   $       (564,000)
                  State income taxes, net of federal benefit                (410,000)            (32,000)
                  Other                                                            -              23,000
                  Changes in valuation allowance                           2,790,000             573,000
                                                                     ---------------    ----------------

                      Total                                          $             -    $              -
                                                                     ===============    ================



         The tax effects of temporary differences that give rise to deferred tax assets were as follows:

                                                                           2000               1999
                                                                     ---------------    ----------------

                  Net operating loss carryforwards                   $     3,454,000    $        651,000
                  Less valuation allowance                                 3,454,000             651,000
                                                                     ---------------    ----------------

                      Total                                          $             -    $              -
                                                                     ===============    ================

         At December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $8,636,000 and $4,339,000, respectively, which expire in 2015 and 2003, respectively.

                                      SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2000

--------------------------------------------------------------------------------

NOTE 11 - OTHER RELATED PARTY TRANSACTIONS

         At December 31, 2000, the Company was due $393,291 from Dalian Sonic Jet, Ltd., a joint venture partner with SJPI, in which SJPI shares 45% of the profit or loss of the joint venture.

         During the year ended December 31, 1999, the Company recorded $535,000 in licensing rights as part of a settlement agreement with its Design Director and Chairman/Chief Executive Officer of International Operations. Under the agreement, the Company has the right to manufacture products covered by the licensing agreement through 2015.

         On January 30, 2000, the joint venture agreement with China Guangxi Shipyard of Nanning, Guangxi, China was dissolved, and Nanning Sonic Jet, LLC became a wholly owned subsidiary of SJPI. The minority stockholder took back the building and assumed $74,397 of liabilities in return for its equity interest for $657,303. As a result, minority interest is eliminated, and the Company recorded the retirement of $731,700 in building and improvements and a reduction of $74,397 in accounts payable.


NOTE 12 - FOURTH QUARTER ADJUSTMENTS

         During the fourth quarter of 2000, approximately $2,000,000 of impairment loss was recorded to reflect the following: a) certain molds and tooling relating to discontinued product lines were written off and
         b) the carrying value of certain molds and tooling relating to existing product lines were reassessed to reflect the current realizable value.

         An adjustment to the licensing rights amounting to $267,500 was made to reflect the value of the licensing rights relating to discontinued products.

         A provision of $172,000 was made to inventory located in Florida subsequent to the closing of operations in Florida for parts which require additional reconditioning costs. Another provision in the amount of $148,000 was made to slow moving raw materials and parts stored at the Huntington Beach location.

         In addition, during the fourth quarter of 2000, approximately $217,000 of accounts receivable was written off for uncollectible accounts.


NOTE 13 - SUBSEQUENT EVENT

         Subsequent to December 31, 2000, the President/Chief Executive Officer of SJPI was terminated.