Form 10QSB
period 2001-03-31
SONIC JET PERFORMANCE
filed 2001-05-23
CIK 1032863

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1937

     For the transition period from 01-01-2001 to 03-31-2001


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

                                 (714) 895-0944
                      -----------------------------------
                (Issuer's Telephone Number, including Area Code)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]      NO [ ]


As of March 31, 2001, the Issuer had 13,024,767 shares of Common Stock, no par value, outstanding.

                           SONIC JET PERFORMANCE, INC.

                                   FORM 10-QSB

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2001

                                Table of Contents

                          PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

             Balance Sheet at March 31, 2001 (unaudited)

             Statement of operations for the Three months ended March 31, 2001 and 2000 (unaudited) Statements of Cash Flows for the Three months ending March 31, 2001 and 2000 (unaudited) Notes to Consolidated

             Financial Statements (unaudited)

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

Item 3.      Defaults upon Senior Securities

Item 4.      Submission of Matters to a vote of Security Holders

Item 5.      Other Information

Item 6.      Exhibits and reports on Form 8-K

                                    SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
                                                                        CONTENTS
                                                      March 31, 2000 (unaudited)

--------------------------------------------------------------------------------


                                                                          Page
FINANCIAL STATEMENTS

     Consolidated Balance Sheets                                          1 - 2

     Consolidated Statements of Operations                                  3

     Consolidated Statements of Stockholders' Equity                        4

     Consolidated Statements of Cash Flows                                5 - 6

     Notes to Consolidated Financial Statements                          7 - 15



                                    SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                      March 31, 2001 (unaudited)

--------------------------------------------------------------------------------


                                     ASSETS
                                                                        December 31, 2000
                                                                        -----------------

Current assets
     Cash                                          $ 16,001             $   40,000
     Accounts receivable - trade                    228,490                 45,760
     Inventories                                    380,554                574,903
     Due from related parties                       266,227                393,291
     Other                                          216,012                  3,450
     Restricted cash                                      -                203,120
                                                    -------             ----------
         Total current assets                     1,107,284              1,260,653

Property and equipment, net                       1,330,713              1,359,910

Other assets
     Licensing rights                                67,500                267,500
     Other                                                -                      -
                                                  ----------            ----------

         Total assets                            $2,705,497             $2,888,063
                                                 ===========            ==========


   The accompanying notes are an integral part of these financial statements.



                                    SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                      March 31, 2001 (unaudited)
--------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                        December 31, 2000
                                                                                        -----------------

Current liabilities
     Accounts payable                                                  $267,415         $    192,206
     Accrued payroll taxes                                               60,696               68,486
     Accrued interest and other accrued liabilities                     711,071              687,049
     Current portion of capitalized lease obligations                     1,175                1,432
     Convertible debt - related party                                 2,856,395            2,801,301
                                                                      ---------         ------------
         Total current liabilities                                    3,896,752            3,750,474

Capitalized lease obligations, net of current portion                    12,236               12,236
Subordinated note payable - related party                               600,000              600,000
                                                                      ---------         ------------
              Total liabilities                                       4,508,988            4,362,710

Commitments and contingencies

Stockholders' equity
     Preferred stock, no par value
         10,000,000 shares authorized
         Series A Convertible Preferred stock
         1,600 and 1,600 shares issued and outstanding                1,500,000           1,500,000
     Common stock, no par value
         100,000,000 shares authorized
         13,024,767 shares issued and outstanding,                    4,328,777           4,328,777
     Additional paid-in capital - stock warrant outstanding           1,026,127           1,024,627
     Additional paid-in capital                                       1,102,250           1,098,000
     Shares committed to be issued                                      143,872             143,872
     Accumulated comprehensive loss                                      20,330              20,330
     Accumulated deficit                                             (9,924,847)         (9,590,253)

               Total stockholders' equity                            (1,803,491)         (1,474,647)
                                                                     -----------        ------------
                      Total liabilities and stockholders' equity     $2,705,497         $ 2,888,063
                                                                     ===========

   The accompanying notes are an integral part of these financial statements.
                                      F-2



                                    SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Three Months Ended March 31, 2001 and 2000 (unaudited)

--------------------------------------------------------------------------------

                                                                                 For the
                                                                            Three Months Ended
                                                                                 March 31,
                                                                     -----------------------------------
                                                                           2001               2000
                                                                     ---------------    ----------------
                                                                      (unaudited)        (unaudited)

Sales                                                                 $583,459          $        579,374

Cost of sales                                                          472,187                   445,961
                                                                     ---------          ----------------

Gross profit                                                           111,272                   133,413

General and administrative expenses                                    341,616                   394,780
                                                                       -------          ----------------

Income (loss) from operations                                         (230,344)                 (261,367)

Other income (expense)
     Other income                                                        4,000                     5,083
     Other expense                                                                                  (817)
     Interest income                                                        13                       135
     Interest expense                                                  108,263                  (749,323)
                                                                     ----------               -----------

         Total other income (expense)                                 (104,250)                 (744,922)
                                                                    -----------               ----------

Net income (loss)                                                    $(334,594)              $(1,006,289)
                                                                      =========              ============

Basic earnings (loss) per share                                      $   (0.02)              $     (0.07)
                                                                     ===========             ============

Weighted-average common shares outstanding Basic & Diluted           12,896,202               12,653,198
                                                                     ----------               ----------


   The accompanying notes are an integral part of these financial statements.
                                      F-3




                                    SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           For the Three Months Ended March 31, 2001 (unaudited)

--------------------------------------------------------------------------------


                                                              Additional
                                                               Paid-In                          Accumulated
                                                               Capital -               Shares   Compre-
                                                                Stock     Additional Committed  hensive
                     Preferred Stock    Common Stock           Warrant    Paid-In      to be
                    -----------------  --------------                                  Income   Accumulated
                     Shares    Amount   Shares       Amount   Outstanding  Capital     Issued   (Loss)      Deficit      Total
                    --------- -------  --------    ---------- -----------  --------  --------- ---------  -----------   -------

Balance, December
   31, 2000            1,600 $1,500,000  13,024,767 $4,328,777 $1,024,627 $1,098,000 $143,872 $20,530  $(9,590,253) $(1,474,647)
Issuance of common
   stock (unaudited)
Capital changes due
   to debt financing                                                1,500      4,250                         5,750
   (unaudited)
Cumulative translation
   adjustment
   (unaudited)
Net loss (unaudited)                                                                                      (334,594)    (334,594)
                      ------ ----------  ---------- ---------- ---------- ---------- -------- --------  ----------  ------------

Balance, March 31,
   2001 (unaudited)    1,600 $1,500,000  13,024,767 $4,328,777 $1,026,127 $1,102,250 $143,872 $20,530  $(9,924,847) $(1,803,491)
                      ====== ==========  ========== ========== ========== ========== ======== ========  ===========  ============



   The accompanying notes are an integral part of these financial statements.
                                      F-4




                                    SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Three Months Ended March 31, 2001 and 2000 (unaudited)


                                                                                               For the
                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                -----------------------------------
                                                                                      2001               2000
                                                                                ---------------    ----------------
                                                                                 (unaudited)        (unaudited)

Cash flows from operating activities
     Net income (loss)                                                          $  (334,594)             (1,006,289)
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities
              Depreciation and amortization                                           30,000                 63,392
              Loss on sale of property and equipment                                                          3,071
              Interest relating to beneficial conversion and warrants                 10,844                696,001
              Minority interest                                                                               8,910
              Common stock issued for services                                                               54,000
     (Increase) decrease in
         Inventories                                                                 194,348                 26,007
         Due from related parties                                                    127,065               (106,210)
         Accounts receivable                                                        (182,731)              (286,121)
         Prepaid inventories                                                                                 20,000
         Other receivables                                                            (7,322)                (7,779)
         Other current assets                                                         (2,118)                 4,150
     Increase (decrease) in
         Accounts payable                                                             (2,143)              (207,232)
         Accrued payroll taxes                                                        (7,790)                 3,772
         Other accrued liabilities                                                       131                 10,986
         Due to related parties                                                                                   -
         Accrued interest                                                            100,183                 47,041
                                                                                   ------------    ----------------

Net cash provided by (used in) operating activities                                  (74,128)              (676,301)
                                                                                ---------------    -----------------

Cash flows from investing activities
     Purchase of property and equipment                                                                     (14,817)
     Proceeds from the sale of property and equipment                                                         1,000
     Sale of other assets                                                                                   (28,212)
     Proceeds from the sale of other assets                                                                       -
                                                                                ---------------    ----------------

Net cash used in investing activities                                                                       (42,029)
                                                                                ---------------    -----------------

Cash flows from financing activities
     Proceeds from bank loan                                                                                      -
     Proceeds from convertible debt - related party                                    50,000               741,785
     Proceeds from capitalized lease obligation                                                                (312)
                                                                                ---------------    -----------------

Net cash provided by financing activities                                              50,000               741,473
                                                                                ---------------    ----------------


   The accompanying notes are an integral part of these financial statements.
                                      F-5



                                    SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Three Months Ended March 31, 2001 and 2000 (unaudited)

--------------------------------------------------------------------------------


                                                                         For the
                                                                    Three Months Ended
                                                                         March 31,
                                                             -----------------------------------
                                                                   2001               2000
                                                             ---------------    ----------------
                                                              (unaudited)        (unaudited)


Effect of exchange rate on cash                              $                  $          4,820
                                                             ---------------    ----------------

Net increase (decrease) in cash                                  (24,128)                 27,963

Cash, beginning of period                                         40,129                  80,557
                                                             ---------------    ----------------

Cash, end of period                                          $    16,001        $        108,520
                                                             ===============    ================


Supplemental disclosures of cash flow information

     Interest paid                                                   $948       $        749,323
                                                             ===============    ================

     Income taxes paid                                       $ -------          $            800
                                                             ===============    ================



Supplemental schedule of non-cash investing and financing activities During the three months ended March 31, 2001.


   The accompanying notes are an integral part of these financial statements.
                                      F-6

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

         Sonic Jet Performance, Inc. ("SJPI"), a Colorado corporation, and subsidiaries (collectively, the "Company") are engaged in the design and production of personal watercrafts, jet boats, trailers, and accessories. The principal executive office is located in Huntington Beach, California.

         Principles of Consolidation
         ---------------------------
         The consolidated financial statements include the accounts of SJPI and its subsidiaries, Nanning Sonic Jet, LLC, wholly owned subsidiary of SJPI. All intercompany balances and transactions are eliminated in consolidation. SJPF operations were closed down during the year 2000 due to financial and management of the operation.

         Going Concern
         -------------
         The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the quarter ended March 31, 2001 the Company incurred losses of $(334,594) and the Company's accumulated deficit is ($9,924,847) as of March 31, 2001. Realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, obtaining additional financing, and the success of its future operations.

         December 31, 2000, the Company has received $50,000 from the lender. The Company has signed an agreement for a fleet credit program for its dealer network under which the finance company will purchase eligible receivables up to $1,000,000 from the Company. Management expects such a receivable-financing program will provide sufficient cash to continue the Company's present operations.

         Interim Unaudited Financial Information
         ---------------------------------------
         The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position, the results of operations, and cash flows for the periods presented. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results for the entire fiscal year ending December 31, 2001.

         The information with respect to three months ended March 31, 2001 and 2000 is unaudited.

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

         Recently Issued Accounting Pronouncements
         -----------------------------------------
         In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. Changes in accounting to apply the guidance in SAB No. 101 may be accounted for as a change in accounting principle effective January 1, 2000. Management has not yet determined the complete impact of SAB No. 101 on the Company; however, management does expect that application of SAB No. 101 will have a material effect on the Company's revenue recognition and results of operations.

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

         In June 2000, the FASB issued SFAS No. 139, "Rescission of FASB Statement No. 53 and Amendments to Statements No. 63, 89, and 121." This statement is not applicable to the Company.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." This statement is not applicable to the Company.

NOTE 2 - INVENTORIES

         Inventories at March 31, 2000 consisted of the following:

         (unaudited)
         --------------

                  Raw materials and supplies           $279,714
                  Work in process                       357,185
                  Finished goods                         57,843
                  Inventory provision                  (314,188)
                                                       ---------
                      Total                            $380,554
                                                       =========

NOTE 3 - CASH

         The Company maintains its cash balances at a bank located in California. Deposits at the bank are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, the Company holds cash with these banks in excess of amounts insured by federal agencies. As of March 31, 2001, the uninsured portions of the balances held at the bank aggregated to zero (unaudited).


NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment at March 31, 2001 consisted of the following:

         (unaudited)
         ---------------

            Furniture and fixtures                               $   13,613
            Machinery and equipment                                 250,563
            Tooling and molds                                     1,528,359
            Vehicles
                                                                     52,792
            Leasehold improvements                                   32,933
                                                                 ----------


            Less accumulated depreciation and amortization        (547,549)
                                                                 ----------

                Total                                           $1,330,710
                                                                ===========

         A total of $1,210,289 (unaudited) of the tooling for new product has been depreciated during the three months ended March 31, 2001 as these items has been used in production.


NOTE 5 - CONVERTIBLE DEBT - RELATED PARTY

              The Company entered into a loan agreement with the preferred stockholder to borrow from time to time up to $2,798,000 at 12% per annum, payable quarterly. The loan matures in July 1, 2001 and is secured by all of the Company's assets. The outstanding principal and unpaid interest are convertible at any time after 90 days from the date of the note at 70% of the average of the five lowest per share prices during the 15 trading days prior to conversion. In accordance with FASB's Emerging Issues Task Force Topic No. D-60, the Company accounts for the beneficial conversion feature of convertible debt securities based on the difference between the conversion price and the fair value of the common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible. The amount attributable to the beneficial conversion feature is recognized as additional interest expense over the most beneficial conversion period using the effective interest method. Any unamortized beneficial conversion feature is recognized as interest expense when the related debt security is converted into common stock. The Company has recognized the beneficial conversion feature by recording interest expense of $5,750 offset by $4,250 of additional paid-in capital and $1,500 of additioanl paid in capital stock warrants. As of March 31, 2001, the Company has borrowed $2,836,395.

         In connection with the execution of this note, the Company issued warrants to purchase 2,848,000 shares of common stock at an exercise price ranging from $.04 to $2.49 per share. The warrant was effective immediately and expires on November 24, 2004. The fair value of the warrant was calculated using the Black-Scholes option valuation model with the following assumptions: dividend yield of 0%, risk-free interest rate of 7%, expected volatility of 70%, and expected life of five years. As of March 31, 2001, the warrant was valued at $0.99 per share and was still outstanding. The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants is accounted for as a debt discount and is amortized to interest expense over the expected term of the debt using the effective interest method.


NOTE 6 - SUBORDINATED NOTE PAYABLE - RELATED PARTY

         The Company has a note payable to one of its stockholders, bearing interest at 10%, which is subordinated to the convertible debt holders' interest. In an agreement dated November 24, 1999 between the Company, the holder of the subordinated promissory note, and the convertible note holder, the parties agreed to the following:

a)       The loan matures on July 18, 2001 as per the terms of the agreement.

         The outstanding balance at March 31, 2001 was $600,000.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

Lease
         The Company leases its facility from its majority stockholder under an operating lease agreement. On November 24, 1999, under an agreement between several parties, including the Company and the lessor, part of the rent payment between November 24, 1999 and March 31, 2000 was deferred to November 18, 2003. Future minimum lease payments are as follows:

                   Year Ending
                  December 31,
                  ------------
                      2001                                  97,500
                      2002                                  16,500
                      2003                                   7,750
                                                  ----------------

                           Total                  $        121,750
                                                  ================

Rent expense was $21,000 (unaudited) and $21,588 (unaudited) for the three months ended March 31, 2001 and 2000, respectively.

         Future minimum lease payments under a non-cancelable capital lease were as follows:

                   Year Ending
                  December 31,
                  ------------

                      2001                                                2,444
                      2002                                               12,615
                                                               ----------------

                                                                         17,059
                  Less amount representing interest                       2,622
                                                               ----------------

                                                                         14,437
                  Less current portion                                    2,201
                                                               ----------------

                           Long-term portion                   $         12,236
                                                               ================

         Capitalized leased assets included in property and equipment consisted of the following:

                  Vehicles                                              $20,899

                  Less accumulated amortization                           2,787
                                                               ----------------

                      Total                                    $         18,112
                                                               ================

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


NOTE 8 - OTHER RELATED PARTY TRANSACTIONS

          Included in due from related parties at March 31, 2001 are amounts due from the following related parties:

          (unaudited)
          ---------------

                  Dalian Sonic Jet, Ltd.                       $        393,291
                                                               ----------------

                      Total                                    $        393,291
                                                               ================

          Dalian Sonic Jet, Ltd. is a joint venture partner with SJPI, in which SJPI shares 45% of the profit or loss of the joint venture.


NOTE 9 - STOCK COMPENSATION PLAN
         No shares were issued during this quarter.


NOTE 11 - NANNING FACILITY

         Nanning Sonic Jet, LLC became a wholly owned subsidiary of SJPI in January 30, 2000.

NOTE 12 - SUBSEQUENT EVENTS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON  OF THE THREE AND THREE MONTHS ENDED MARCH 31, 2001 VS. THE THREE AND
THREE MONTHS ENDED MARCH 31, 2000

           The following table sets forth the Company's consolidated statements of operations:


                                           THREE MONTHS ENDED,    THREE MONTHS ENDED
                                               MARCH 31,               MARCH 31,
                                            2001                         2000

Sales                                      $ 583,459                 579,374
Cost of Sales                                472,187                 445,961
                                             --------                --------
Gross profit (loss)                          111,272                 133,413
Selling, General and Administrative          341,616                 394,780
                                             --------               --------
Income/(Loss) from operations               (230,344)               (261,367)
                                            ---------               ---------
Interest Income                                   13                     135
Interest expenses                            108,263                (749,323)
Other Income                                   4,000                   5,083
Other expenses                                                          (817)
                                                                    ---------
     Total other income (expense)           (104,250)               (744,922)
                                            --------                ---------
Net Income/(Loss)                          $(334,594)           $ (1,006,289)
                                           ----------           -------------
Basic & Diluted earnings (loss) per share     $(0.02)                  (0.07)
                                              ------
Weighted-average common shares
outstanding  Basic and Diluted            12,896,202            $ 12,653,198


NET SALES
Net sales for the first quarter 2001 increased by $4,085 or 0.70% to $583,459 compared to $579,374 for the first quarter of 2000. Management attributes the increase of sale for 3 months ended March 31, 2001 to the establisment of dealership network. Sales of parts and molds amounted to none in the 3 months ended March 31, 2001 as compared to $106,212 in the 3 months ended March 31, 2000. Sale of Delta Jets increased by $33,066 or 33.86% from $97,634 for the period ended March 31, 2000 to $130,700 for the three months ended March 31, 2001. Sale of Fire Rescue Jets decreased by $58,768 or 54.96% from $106,910 for the period ended March 31, 2000 to $48,142 for the three months ended March 31,

2001. Sale of Vortex increased by $17,812 or 7.66% from $232,351 for the period ended March 31, 2000 to $250,363 for the three months ended March 31, 2001. Sale of Trailers increased by $13,870 or 107.10% from $12,950 for the period ended March 31, 2000 to $26,820.for the three months ended March 31, 2001. This is mainly attributed to the discount given on some sales prices.

COST OF SALES
Cost of Sales for the first quarter of 2001, increased by $26,226 or 5.88% to $472,187 compared to $445,961 for the first quarter of 2000. Due to increase in cost due to purchases of parts previously made in house. Also cost of parts sold during the 3 months ended March 31, 2000 was at low cost.

GROSS PROFIT
Gross profit for the first quarter of 2001 decreased by $22,141 or 16.59% to $111,272 compared to $133,413 for the first quarter of 2000. Sales for the 3 months ended March 31, 2000 includes the sales of parts to Dalian Sonic Jet Ltd and the profit margin on sale of parts to Dalian was higher. Profit margin on Fire Rescue Jet and Vortex is higher compared to Delta Jet.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the first quarter of 2001, decreased by $53,164 or 13.46% to $341,616 compared to $394,780 for the first quarter of 2000.

Administrative salary expenses decreased by $28,237 or 20.69% to $108,210 for the 3 months ended March 31, 2001 compared to $136,447 for the 3 months ended March 31,2000. Royalty expenses increased by $5,069 or 84.48% to $11,069 for the 3 months ended March 31, 2001 compared to $6,000 for the 3 months ended March 31,2000. Travel expenses for the 3 months ended March 31, 2001 decreased by $16,321 or 91.58% to $1,500 from $17,821 for the 3 months ended March 31, 2000.
Travel expenses were incurred for the Florida trip during the first three quarter of 2001. Insurance expenses increased by $16,423 or 222.23% to $23,813 for the 3 months ended March 31, 2001 compared to $7,390 for the 3 months ended March 31,2000. This is due to the coverage of medical and D7 O insurance. Advertisement expenses decreased by $19,250 or 421.22% to $4,570 for the 3 months ended March 31, 2001 compared to $23,820 for the 3 months ended March 31,2000. Trade show expenses increased by $2,256 or 23.48% to $11,862 for the 3 months ended March 31, 2001 compared to $9,606 for the 3 months ended March 31,2000. Commission expenses increased by $13,262 or 52.75% to $38,402 for the 3 months ended March 31, 2001 compared to $25,140 for the 3 months ended March 31,2000. This is due to commission not paid on parts sales in the first quarter of 2000. Legal Expenses expenses increased by $13,313 or 532.52% to $15,813 for the 3 months ended March 31, 2001 compared to $2,500 for the 3 months ended March 31,2000. This is due to the legal cases relating to Mr. Alan Weaver & Mr. Harry Yamada, wrongful death case of Mr. Hratch.


NET INCOME (LOSS)

Net Income (Loss) for the 3 months ended March 31, 2001 was ($334,594) as compared to ($1,006,289) for the 3 months ended March 31, 2000. This decrease in loss is mainly attributable to the fact that selling, general and administrative expenses were relatively decreased for the same period ending March 31, 2001. Also interest relating to beneficial conversion and warrants on debt borrowed is substantially decreased during the three months ending March 31, 2001.


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

3. A lawsuit has been filed by Sonic Jet International, Inc. claiming $1,300,000 and other relief. Company has to respond before May 25, 2001.

     The Company is vigorously defending each lawsuit. In the event any or several of the lawsuits are successful, the Company may not be able to pay the judgments which would materially and adversely affect the financial status of the Company.

Item 2. Changes in Securities.                                          None

Item 3. Defaults Upon Senior Securities.  Company has defaulted in converting
                                          Preferred "A" stock to Common stock,
                                          and completing registration.

Item 4. Submission of Matter to a         The Company submitted the matter of
        Vote of Security Holders.         the removal of Alan Weaver as a
                                          Director to security holders on March
                                          12, 2001, which was approved.

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

Date:  May  23, 2001                        SONIC JET PERFORMANCE, INC.


                                            By: /s/ Madhava Rao Mankal
                                            ------------------------------------

                                            Name:   Madhava Rao Mankal
                                            Title: Secretary/CFO