Form 10QSB
period 2001-06-30
SONIC JET PERFORMANCE
filed 2001-08-21
CIK 1032863

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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


                               15662 COMMERCE LANE
                       HUNTINGTON BEACH, CALIFORNIA 92649
                      ------------------------------------
                    (Address of Principal Executive Offices)

                                 (714) 895-0944
                              --------------------
                (Issuer's Telephone Number, including Area Code)

                                 NOT APPLICABLE
                             ---------------------
              (Former Name, Former Address and Former fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES [X]      NO [ ]


As of June 30, 2001, the Issuer had 18,567,936 shares of Common Stock, no par value, outstanding.

                           SONIC JET PERFORMANCE, INC.

                                   FORM 10-QSB

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2001

                                Table of Contents

                          PART I. FINANCIAL INFORMATION


    FINANCIAL INFORMATIONCONTAINED HERE IN HAVE NOT BEEN REVIEWED BY AUDITORS


Item 1.      Financial Statements

             Balance Sheet at June 30, 2001 (unaudited)

             Statement of operations for the Six months ended June 30, 2001 and 2000 (unaudited)

             Statements of Cash Flows for the Six months ending June 30, 2001 and 2000 (unaudited)

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

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and reports on Form 8-K




                  SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            JUNE 30, 2001 (UNAUDITED)
 -----------------------------------------------------------------------------

                                                                June 30, 2001           December 31, 2001
                                                                -------------           -----------------
ASSETS
CURRENT ASSETS
Cash                                                          $      77,822             $    40,129
Accounts receivable -trade                                          180,707                  45,760
Inventories                                                         316,080                 574,903
Other current assets                                                 12,700                   3,450
Restricted Cash                                                     207,239                 203,120
Due from Related Party                                                    -                 393,291
                                                                ------------            ------------
Total current assets                                                794,548               1,260,653

PROPERTY AND EQUIPMENT, net                                       1,301,029               1,359,910
Licensing rights                                                    267,500                 267,500
Investment in China                                                 248,626                       0
                                                                ------------            ------------
TOTAL ASSETS                                                     $2,611,703             $ 2,888,063
                                                                 ==========             ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                   $286,855                 192,206
Accrued Payroll  Taxes                                               66,783                  68,486
Accrued interest and other accrued liabilities                       48,105                 687,049
Current portion of capitalized lease obligations                        654                   1,432
Convertible debt - related party                                          0               2,801,301
                                                                ------------            ------------
Total current liabilities                                           402,397               3,750,474

Capitalized lease obligations, net of current portion                12,236                  12,236
Subordinate note payable - related party                                  0                 600,000
                                                                ------------            ------------
Total liabilities                                                   414,633               4,362,710
STOCKHOLDERS' EQUITY
     Preferred stock, no par value
         10,000,000 shares authorized
         Series A Convertible preferred stock
         1,600 shares issued and outstanding                     (1,500,000)
Common stock, no par value                                       11,973,215
100,000,000 shares authorized
18,567,936 shares issued and outstanding                                                  4,328,777
Additional paid-in capital - stock warrant outstanding                    -               1,024,627
Additional paid-in capital                                                -                 143,872
Accumulated deficit                                              (9,776,145)             (9,590,253)
Shares committed to be issued                                             -                 143,872
Accumulated comprehensive income                                          -                  20,330
                                                                 -----------            ------------
Total stockholders' equity                                        2,197,070              (1,474,647)
                                                                 -----------            ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $2,611,703             $ 2,888,063
                                                                 ===========            ============


   The accompanying notes are an integral part of these financial statements.


SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30,
--------------------------------------------------------------------------------------------------------------------------------
                                               3 Months Ended June 30,                   6 Months Ended June 30,
                                                2001          2000                         2001                 2000
                                               (unaudited)   (unaudited)                 (unaudited)      (unaudited)
                                               -----------   -----------                 -----------      -----------

SALES                                           $ 460,613         $387,065                 $1,044,072     $966,439
COST OF SALES                                     356,449          373,840                    828,636      819,801
                                               -----------      -----------                -----------    --------
GROSS  PROFIT                                     104,164           13,225                    215,436      146,638

SELLING, GENERAL & ADMINISTRATIVE EXPENSES       (242,229)      (1,048,096)                  (583,845)  (1,442,876)
                                               -----------      -----------                -----------  ------------
INCOME (LOSS)  FROM OPERATIONS                   (138,065)      (1,034,871)                  (368,409)  (1,296,238)
                                               -----------      -----------                -----------  ------------
OTHER  (EXPENSE)                                                       817                        ---          ---
OTHER INCOME                                      167,846            4,587                    171,846        9,670
INTEREST INCOME                                     4,127              120                      4,140          255
INTEREST EXPENSE                                   94,464         (602,382)                   (13,801)  (1,351,705)
                                               -----------      -----------                -----------  ------------
TOTAL OTHER INCOME (EXPENSE)                      266,437         (596,858)                   162,185   (1,341,780)
                                               -----------      ----------                 -----------  ------------
NET  INCOME (LOSS)                                128,372       (1,631,729)                  (206,224)  (2,638,018)

BASIC & DIILUTED EARNINGS (LOSS) PER SHARE        0.01               (0.12)                     (0.01)       (0.20)

WEIGHTED AVERAGE COMMON Shares
Used in computation of basic and diluted
   loss per share                              12,894,631       12,842,410                 12,894,631   12,842,410



   The accompanying notes are an integral part of these financial statements.

* Taken from the weighted average common shares outstanding as at the end of 06/30/01

SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2001 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
              Preferred Stock           Common Stock        Additional
               Shares    Amount       Shares      Amount    Paid-In
                                                            Capital      Additional  Shares   Accumulated
                                                            Stock          Paid-In   Committed  compre-
                                                            Warrant        Capital   to be      hensive   Accumulated
                                                            Outstanding              Issued    (loss)       Deficit        Total
                                                                                                 income
             --------   ----------   ----------  ----------   ---------  -----------  --------- --------  ------------   -----------
BALANCE
DEC 31, 2000    1,600   $1,500,000   13,024,767  $4,328,777  $1,024,627  $1,098,000   $143,872  $20,330   $(9,590,253)  $(1,474,647)
Capital changes                                                   1,500       4,250                                           5,750
due to debt
financing (unaudited)
Issuance of
common Stock
(unaudited)
Cumulative
Translation
Adjustment
(unaudited)
Net income (unaudited)                                                                                       (334,594)     (334,594)
             --------   ----------   ----------  ----------   ---------  -----------  --------- --------  ------------   -----------
BALANCE
March 31, 2001  1,600   $1,500,000   13,024,767  $4,328,777  $1,026,127  $1,102,250   $143,872   20,330   $(9,924,847)  $(1,803,491)
Issuance of
 common        (1,600)  (1,500,000)   5,543,169   7,644,438  (1,026,127) (1,102,250)  (143,872)                           3,872,189
Stock (unaudited)
Cumulative Translation                                                                          (20,330)       20,330
Net income (unaudited)                                                                                        128,372       128,372
                   --          ---   18,567,936  11,973,215        ----        ----     ----        ---    (9,776,145)    2,197,070
             --------   ----------   ----------  ----------   ---------  -----------  --------- --------  ------------   -----------

The accompanying notes are an integral part of these financial statements.

SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
--------------------------------------------------------------------------------

                                                                     6 Months Ended  June 30,
                                                                      2001            2000
                                                                 ------------    ------------
                                                                   (unaudited)    (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net  Income (Loss)                                                 $(206,224)   $(2,638,018)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities
Depreciation and amortization                                         60,000        128,783
Loss on sale of property and equipment                                                3,071
Interest relating to beneficial conversion and warrants                           1,237,612
Minority interest                                                                     8,910
Common stock issued for services                                                     54,000
(Increase) Decrease in Current Assets
Inventory                                                            258,821        373,690
Due from related parties                                             142,502         75,684
Accounts Receivables                                                (134,948)      (422,134)
Other Receivables                                                     (9,249)         -----
Other current assets                                                  (4,119)        (2,195)
Prepaid Inventory                                                        000         20,000
Increase (Decrease) in Current Liabilities
Accrued Interest payable                                            (300,834)       108,160
Accrued Payroll taxes                                                 (1,703)         9,967
Other accrued liabilities                                           (260,758)         6,333
Accounts Payable                                                      17,297       (197,913)
                                                                  -----------   ------------
Net, cash provided by (used in) operating activities                (439,215)    (1,234,050)
                                                                  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                     1,046        (44,873)
Proceeds from sale of property and equipment                                          1,000
Purchase of other assets
Cost of re-organization                                                             (88,089)
                                                                  ------------  ------------
Net cash used in investing activities                                  1,046       (109,387)
                                                                  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issue of common shares                               3,877,939
Proceeds from subordinated note payable-related party               (600,000)
Proceeds from convertible debt-related party                      (2,801,301)     1,389,586
Proceeds from capitalized lease obligation                              (776)          (312)
                                                                  ------------  ------------
Net Cash provided by financing activities                            475,862      1,389,274
Effect of exchange rate on cash                                                       7,320
                                                                  ------------  ------------
Net increase  (decrease) in cash                                      37,693         53,157
CASH BEGINNING OF PERIOD                                              40,129         80,557
                                                                  ------------  ------------
CASH END OF PERIOD                                                    77,822        133,714
Interest paid                                                          2,957          5,811
Income taxes paid                                                      ----             800

The accompanying notes are an integral part of these financial statements.

SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)
--------------------------------------------------------------------------------
NOTE I - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Sonic Jet Performance, Inc. ("SJPI"), a Colorado corporation, and subsidiary (collectively, the "Company") are engaged in the design and production of boats, and accessories. The principal executive office is located in Huntington Beach, California.

Principles of Consolidation

The consolidated financial statements include the accounts of SJPI and its subsidiary, Nanning Sonic Jet, LLC. a wholly-owned subsidiary of SJPI. All inter-company balances and transactions are eliminated in consolidation. SJPI manages the day-to-day operations of the subsidiary and is represented by three directors of the subsidiary.

Going Concern
The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the quarter ended June 30, 2001 the Company incurred profit of $148,022 and the Company's accumulated deficit is ($9,756,495) as of June 30, 2001. Realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, obtaining additional financing, and the success of its future operations.

Since December 31, 2000, the Company received $50,000 from the lender which has been converted to 144D stock at the rate of $1.25. The Company has signed an agreement for a fleet credit program for its dealer network under which the finance company will purchase eligible receivables up to $1,000,000 from the Company. Management expects such a receivable-financing program will provide sufficient cash to continue the Company's present operations.

Interim Unaudited Financial Information

The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position, the results of operations, and cash flows for the periods presented. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of results for the entire fiscal year ending December 31, 2001.

The information with respect to six months ended June 30, 2001 and 2000 is unaudited.

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

SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)
--------------------------------------------------------------------------------

Cash  Equivalents

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of United States government securities.

Inventories

Inventories are stated at the lower of cost (Weighted average method)or market. Work in process and finished goods include materials.

Property and Equipment

Property and equipment are stated at cost or at the value of the operating agreement. Depreciation and amortization are computed using the straight line method over the following estimated useful lives:

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (un-discounted) and without interest charges is less than the carrying amount of the asset, the Company would recognize an impairment loss based on the estimated fair value of the asset.

SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)
--------------------------------------------------------------------------------

Loss per Share

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

NOTE 2 - INVENTORIES

Inventories at June 30, 2001 consisted of the following:
                                                             (unaudited)
Raw materials and supplies                                    $   78,350
Work in process                                                  214,420
Finished goods                                                    23,310
                                                              ------------
TOTAL                                                          $ 316,080

NOTE 3- CASH

The Company maintains its cash balances at a bank located in California. Deposits at the bank are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, the Company holds cash with these banks in excess of amounts insured by federal agencies. As of June 30, 2001, the uninsured portions of the balances held at the bank aggregated to $107,000(Unaudited).

SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 4 - PROPERTY AND EQUIPMENT
Property and equipment at June 30, 2001consisted of the following:
                                                                  (unaudited)
                                                                  ------------
Building and improvements                                           $ 32,933
Furniture and fixtures                                                13,613
Machinery and equipment                                              249,070
Molds                                                              1,528,359
Vehicles                                                              52,792
                                                                 ------------
Less accumulated depreciation and amortization                      (575,738)
                                                                 ------------
TOTAL                                                            $ 1,301,029

NOTE 5- CONVERSION OF DEBTS:  PREFERRED STOCK AND NOTES TO  STOCKHOLDER

1. 1,600 Preferred Stock issued & outstanding since 1998 in the name of JNC Strategic Fund, Ltd. has been converted to 144D Common Stock on June 29, 2001 at the rate of 917 shares to 1 preferred stock. Interest on Preferred Stock was converted to 144 D Common Stock at the rate of $1.25 per Share.
2. Law suite filed by Michael Attias for the amount of $1,300,000 was settled by issuing 600,000 144D Common Stock.
3. Promissory Notes for the amount of $600,000 payable to Sheikh Mohammed AL Rashid has been paid off by issue of 144D Common stock on June 29, 2001 at the rate of $1.25 per share. Interest on the above debt was settled by issue of 144D Common stock at $1.25 per share.
4. Promissory Notes issued to JNC Opportunity Fund, Ltd. on loans borrowed from time to time was converted to 144D Common Stock on June 29, 2001. Interest on the above debts has been converted at 144D Common stock on June 29, 2001.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Lease
The Company leases its facility under an operating lease agreement. Future minimum lease payments are as follows:

                      Year Ending
                      December 31,                 (unaudited)
                     ------------                  ------------
                          2001                        97,500
                          2002                        16,500
                          2003                         7,750
                                                   -----------
                          TOTAL                     $121,750
Employment Agreement

The Company has retained the services Mr. Albert Mardikian as Design Director. He has been promoted to as Interim CEO from February 1, 2001.

             Year Ending
             December 31,
             ------------
                 2001                                  $ 175,000
                 2002                                  $ 200,000

SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)
--------------------------------------------------------------------------------

Royalty Agreement

The Company replaced royalty agreements with its Design Director and Chairman/Chief Executive Officer of International Operations, by licensing agreement. The licensing agreement provides for license fees in amounts equal to 4% of the Company's sales, or 5% of the Company's sales if the Company's profit margin exceeds 32% to be paid there after until November 18, 2003. He has agreed with the Board to take 2% as licensing fees for the year 2001.

NOTE 7 - RELATED PARTY TRANSACTIONS

Investment in Joint Venture - Dalian

The Company has entered into an agreement to invest in a joint venture in Dalian, China for the design, manufacture, and selling of Jet Boats products. The Company is committed to invest $1,000,000 in the form of molds, tooling, and know-how. The Company will share 45% of the profits or loss from this venture. The Company has started commercial production.

Included in due from related parties are amounts due from the following related parties as of June 30, 2001:

                                                              (unaudited)
                                                             ------------
          DALIAN  SONIC JET, LTD.                               $ 393,291


NOTE 8 - NANNING FACILITY

Nanning Sonic Jet, LLC became a wholly owned subsidiary of SJPI in January 30, 2000.

NOTE 9 - STOCK COMPENSATION PLAN
 No shares were issued to any employees under stock compensation plan during this quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 VS. THE THREE AND SIX MONTHS ENDED JUNE 30, 2000

The following table sets forth the company's consolidated statements of operations and the percentages that such items bear to net sales:



                              THREE  MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                               2001           %        2000      %              2001            %       2000          %


SALE                           460,613     100.0%     387,065     100.0        1,044,072   100.0       966,439      100.0

Cost of Sales                  356,449      77.4      373,840       96.6         828,636    79.6       819,801       84.8

Gross profit (loss)            104,164      22.6       13,225        3.4         215,436    20.4       146,637       15.2

Selling, General              (242,229)    (52.6)  (1,048,096)    (270.8)       (583,845)  (50.6)   (1,442,876)    (149.3)
and Administrative
Gain/(Loss)from               (138,065)    (30.0)  (1,034,871)    (267.4)       (368,409)  (30.2)   (1,296,239)    (134.1)
operations

Other  Expense                -----          0.0          817        ---          -----    -----        -----       ------
Other Income                  167,846       36.4        4,587        1.2         171,846    14.9        9,670         1.0
Interest Income                 4,127        0.9          120        0.0           4,140     0.4          255         0.0
Interest expenses              94,462       20.5     (602,382)    (155.6)        (13,801)   (1.2)  (1,351,705)     (139.9)
                            -----------     -----  -------------   -------     ----------  ------   ------------   -------
Net Income/(Loss)             128,372       27.8   (1,631,729)    (421.8)       (206,224)  (16.1)  (2,638,018)     (273.0)


NET SALES

Net sales for the 3 months ended June 30,2001 increased by $73,548 or 19.00% to $460,613 from $387,065 for 3 the months ended June 30, 2000 and for the 6 Month ended June 30, 2001 increased by $77,633 or 8.03% to $1,044,072 from $966,439 for the 6 months ended June 30, 2000. Management attributes this increase to the sales of Vortex boats and Fire Rescue Jets. Sales of parts to Dalian Sonic Jet, a joint venture partner of Sonic Jet Performance, Inc. ("the Company") amounted to nil in the 6 months ended June 30, 2001 as compared to $106,000 in the 6 months ended June 30, 2000.

COST OF SALES

Cost of Sales for the 3 months ended June 30, 2001 decreased by $17,391 or 4.65% to $356,449 from $373,840 for the 3 months ended June 30, 2000 and for the 6 months ended June 30, 2001 increased by $8,835 or 1.07% to $828,636 from $819,801 for the 6 months ended June 30, 2000. This is mainly attributed to the cost of parts together with the labor costs during 3 months ended June 30, 2000 and for the six months period ending June 30, 2000.

GROSS PROFIT

Gross profit for the 3 months ended June 30, 2001 increased by $90,939 or 687.62% to $104,164 from $13,225 for the 3 months ended June 30, 2000 and for the 6 months ended June 30, 2001 increased by $68,799 or 46.91% to $215,436 from $146,637 for the 6 months ended June 30, 2000. There was no discount on sales for the 3 months period ending June 30, 2001as against discounts charged during the 3 months period ending June 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the 3 months ended June 30, 2001 decreased by $805,867 or 76.89% to $242,229 from $1,048,096 for the 3 months ended June 30, 2000 and for the 6 months ended June 30, 2001 decreased by $859,031 or 59.54% to $583,845 from $1,442,876 for the 6 months ended June 30,
2000.

Insurance expenses for the 3 months ended June 30, 2001 decreased by $1,376 or 18.61% to $6,014 from $7,390 for the 3 months period ended June 30, 2000 and for the 6 months ended June 30, 2001 expenses increased by $1,260 or 4.41% to $29,828 from $28,568 for the 6 months ended June 30, 2000. The increase is mainly due to the medical and other incentives given to employees starting second quarter ending June 30, 2000.

Royalty expenses for the 3 months ended June 30, 2001 increased by $6,000 or 100% to $12,000 from $6,000 for the 3 months period ending June 30, 2000 and for the 6 months ended June 30, 2001 increased by $7,114 or 26.32% to $34,138 from $27,024 for the 6 months period ending June 30, 1999. Interest is calculated at 4% for the first quarter and 2% for the second quarter as against fixed amount for the period ending March 31, 2000.

Travel expenses for the 3 months ended June 30, 2001 decreased by $16,321 or 91.58% to $1,500 from $17,821 for the 3 months ended June 30, 2000 and for the 6 months ended June 30, 2001 decreased by $29,442 or 95.15% to $1,500 from $30,942 for the 6 months ended June 30, 1999. Reduction in traveling expense is mainly due to absence of traveling by office personnel in the first 2 quarters of 2001.

Salary expenses for the 3 months ended June 30, 2001 decreased by $55,760 or 40.86% to $80,687 from $136,447 for the 3 months period ended June 30, 2000 and for the 6 months ended June 30, 2001 expenses decreased by $140,656 or 42.68% to $188,897 from $329,553 for the 6 months ended June 30, 2000. This reduction is mainly due to not filling of CEO position and abandoning the new position of Vice President operation, created during previous year and reduction of other staff positions.

Rent expenses for the 3 months ended June 30, 2001 decreased by $1,338 or 6.20% to $20,250 from $21,588 for the 3 months period ended June 30, 2000 and for the 6 months ended June 30, 2001 expenses decreased by $4,998 or 10.81% to $41,250 from $46,248 for the 6 months ended June 30, 2000. This reduction is mainly due to reduction in the monthly rent.

Advertisement & trade show expenses for the 3 months ended June 30, 2001 decreased by $26,316 or 78.73% to $7,110 from $33,426 for the 3 months period ended June 30, 2000 and for the 6 months ended June 30, 2001 expenses decreased by $42,039 or 63.14% to $24,542 from $66,581 for the 6 months ended June 30, 2000. This mainly due to reduction in expenses at trade shows and also advertisements only in selected magazines.

Legal and Professional expenses for the 3 months ended June 30, 2001 increased by $7,813 or 312.52% to $10,313 from $2,500 for the 3 months period ended June 30, 2000 and for the 6 months ended June 30, 2001 expenses decreased by $1,705 or 6.13% to $26,126 from $27,831 for the 6 months ended June 30, 2000. The increase in legal expenses for the three months ended June 30, 2001 is due to legal cases relating to Mr. Alan Weaver and Harry Yamada, wrongful death case and case relating to Michael Attias.

Commission on sales expenses for the 3 months ended June 30, 2001 decreased by $9,826 or 39.08% to $15,314 from $25,140 for the 3 months period ended June 30, 2000 and for the 6 months ended June 30, 2001 expenses increased by $10,374 or 23.93% to $53,716 from $43,342 for the 6 months ended June 30, 2000. The decrease in commission for the 3 months period ending June 30, 2001 is due to agreement to pay fixed commission instead of percentage on the sale price to sales persons.

Consultancy expenses for the 3 months ended June 30, 2001 decreased by $19,000 or 95.00% to $1,000 from $20,000 for the 3 months period ended June 30, 2000 and for the 6 months ended June 30, 2001 expenses decreased by $23,000 or 92.00% to $2,000 from $25,000 for the 6 months ended June 30, 2000.

Interest on Debts and Promissory notes for the 3 months period ending March 31, 2001 has been reversed in the 3 months period ending June 30, 2001. This as per the agreements.

Receivable from Mr. Majed Al Rashid and Sonic Marketing International, LLC were written off during the 6 months ended June 30, 2000. China Jet ski inventory which came back from China amounting to $385,082 were written off during 2 quarter ending June 30, 2000. There were no such write off during the 3 months period ending June 30, 2001.

Florida operations were closed down during the 2 quarter ending June 30, 2000. Loss incurred in the closing down operation amounted to $30,073 was written off during the 2 quarter ending June 30, 2000.

NET INCOME/(LOSS)

Net Profit (Loss) for 3 the month ended June 30, 2001 increased by $1,760,101 or 107.86% to $128,372 from $(1,631,729) and for 6 months ended June 30, 2001 increased by $2,431,794 or 92.18% to $(206,224) from (2,638,018). This decrease in loss is mainly attributable to decrease in selling, general and administrative expenses.


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

        2. The Company is a Co-defendant in a wrongful death case in Orange County, California resulting in an accident involving a boat manufactured by the Company. The outcome of the verdict is uncertain and that the amount of loss cannot be estimated. In the event of a verdict or attachment in excess of any applicable insurance, the Company could be materially and adversely impacted. The Company is vigorously defending the case.

Item 2. Changes in Securities.

The following were issued 144D stock on 6-29-2001:

                                              Amount         Common Stock
         1. JNC Opportunity Fund Ltd.       $3,069,699           2,455,759
         2. JNC Strategic Fund Ltd.          1,930,311           1,731,449
         3. Sheikh Mohammed AL Rashid          808,871             697,097
         4. MGS Grand Sport Inc.                20,375              16,300
         5. Albert Mardikian                    53,205              42,564
         6. Michael Attias                     600,000   Settlement of Law suit

Item 3. Defaults Upon Senior Securities.

            None

Item 4. Submission of Matter to a Vote of Security Holders.

            None

Item5.Other Information.

            None.

Item 6.Exhibits and Reports on Form 8-K.

        (a) Exhibits:               None

        (b) Reports on Form 8-K.    None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 21, 2001                         SONIC JET PERFORMANCE, INC.


                                              By: /s/ Madhava Rao Mankal
                                                  ---------------------------
                                                   Name: Madhava Rao Mankal
                                                   Title: Chief Finance Officer