Form 10QSB/A
period 2001-06-30
SONIC JET PERFORMANCE
filed 2001-09-19
CIK 1032863

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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
                         -----------------------------
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

                                 (714) 895-0944
                              -------------------
                (Issuer's Telephone Number, including Area Code)

                                 NOT APPLICABLE
                            ------------------------
              (Former Name, Former Address and Former fiscal Year,
                          if Changed Since Last Report)

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

                                  FORM 10-QSB/A

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

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and reports on Form 8-K




                  SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            JUNE 30, 2001 (UNAUDITED)
 --------------------------------------------------------------------------------------------------------------

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



SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30,
-------------------------------------------------------------------------------------------------------------------
                                                      3 Months Ended June 30,           6 Months Ended June 30,
                                                          2001          2000               2001            2000
                                                      (unaudited)   (unaudited)         (unaudited)     (unaudited)
                                                      -----------   -----------         -----------     -----------

SALES                                                  $ 460,613      $387,065          $1,044,072      $966,439
COST OF SALES                                            356,449       373,840             828,636       819,801
                                                      -----------    -----------        -----------     --------
GROSS  PROFIT                                            104,164        13,225             215,436       146,638

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            (242,229)   (1,048,096)           (583,845)   (1,442,876)
                                                      -----------   -----------         -----------   -----------
INCOME (LOSS) FROM OPERATIONS                           (138,065)   (1,034,871)           (368,409)   (1,296,238)
                                                      -----------   -----------         -----------   -----------
OTHER (EXPENSE)                                                            817               ---             ---
OTHER INCOME                                             167,846         4,587             171,846         9,670
INTEREST INCOME                                            4,127           120               4,140           255
INTEREST EXPENSE                                          94,464      (602,382)            (13,801)   (1,351,705)
                                                      -----------   -----------         -----------   -----------
TOTAL OTHER INCOME (EXPENSE)                             266,437      (596,858)            162,185    (1,341,780)
                                                      -----------   -----------         -----------   -----------
NET  INCOME (LOSS)                                       128,372    (1,631,729)           (206,224)   (2,638,018)

BASIC & DIILUTED EARNINGS (LOSS) PER SHARE                  0.01         (0.12)              (0.01)        (0.20)

WEIGHTED AVERAGE COMMON Shares
Used in computation of basic and diluted
loss per share                                        12,894,631    12,842,410           12,894,631   12,842,410



   The accompanying notes are an integral part of these financial statements.

* Taken from the weighted average common shares outstanding as at the end of 06/30/01


SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2001 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
              Preferred Stock           Common Stock        Additional
               Shares    Amount       Shares      Amount    Paid-In
                                                            Capital      Additional  Shares   Accumulated
                                                            Stock          Paid-In   Committed  compre-
                                                            Warrant        Capital   to be      hensive   Accumulated
                                                            Outstanding              Issued    (loss)       Deficit        Total
                                                                                                 income
             --------   ----------   ----------  ----------   ---------  -----------  --------- --------  ------------   -----------
BALANCE
DEC 31, 2000    1,600   $1,500,000   13,024,767  $4,328,777  $1,024,627  $1,098,000   $143,872  $20,330   $(9,590,253)  $(1,474,647)
Capital changes                                                   1,500       4,250                                           5,750
due to debt
financing (unaudited)
Issuance of
common Stock
(unaudited)
Cumulative
Translation
Adjustment
(unaudited)
Net income (unaudited)                                                                                       (334,594)     (334,594)
             --------   ----------   ----------  ----------   ---------  -----------  --------- --------  ------------   -----------
BALANCE
March 31, 2001  1,600   $1,500,000   13,024,767  $4,328,777  $1,026,127  $1,102,250   $143,872   20,330   $(9,924,847)  $(1,803,491)
Issuance of
 common        (1,600)  (1,500,000)   5,543,169   7,644,438  (1,026,127) (1,102,250)  (143,872)                           3,872,189
Stock (unaudited)
Cumulative Translation                                                                          (20,330)       20,330
Net income (unaudited)                                                                                        128,372       128,372
             --------   ----------   ----------  ----------   ---------  -----------  --------- --------  ------------   -----------
                   --          ---   18,567,936  11,973,215        ----        ----     ----        ---    (9,776,145)    2,197,070
             --------   ----------   ----------  ----------   ---------  -----------  --------- --------  ------------   -----------

The accompanying notes are an integral part of these financial statements.




SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
------------------------------------------------------------------------------------------------------------------------
                                                                                     6 Months Ended June 30,
                                                                                2001                        2000
                                                                             ------------               -----------
                                                                             (unaudited)                (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net  Income (Loss)                                                            $(206,224)                 $(2,638,018)

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities
Depreciation and amortization                                                    60,000                      128,783
Loss on sale of property and equipment                                                                         3,071
Interest relating to beneficial conversion and warrants                                                    1,237,612
Minority interest                                                                                              8,910

Common stock issued for services                                                                              54,000
(Increase) Decrease in Current Assets
Inventory                                                                       258,821                      373,690

Due from related parties                                                        142,502                       75,684
Accounts Receivables                                                           (134,948)                    (422,134)
Other Receivables                                                                (9,249)                      -----
Other current assets                                                             (4,119)                      (2,195)

Prepaid Inventory                                                                   000                       20,000
Increase (Decrease) in Current Liabilities
Accrued Interest payable                                                       (300,834)                     108,160
Accrued Payroll taxes                                                            (1,703)                       9,967
Other accrued liabilities                                                      (260,758)                       6,333
Accounts Payable                                                                 17,297                     (197,913)
                                                                             ------------                 ------------
Net, cash provided by (used in) operating activities                           (439,215)                  (1,234,050)
                                                                             ------------                 ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                                1,046                      (44,873)
Proceeds from sale of property and equipment                                                                   1,000
Purchase of other assets
Cost of re-organization                                                                                      (88,089)
                                                                             ------------                 ------------
Net cash used in investing activities                                             1,046                     (109,387)
                                                                             ------------                 ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issue of common shares                                          3,877,939
Proceeds from subordinated note payable-related party                          (600,000)

Proceeds from convertible debt-related party                                 (2,801,301)
1,389,586
Proceeds from capitalized lease obligation                                         (776)                        (312)
                                                                            ------------                  ------------
Net Cash provided by financing activities                                       475,862                    1,389,274
Effect of exchange rate on cash                                                                                7,320
                                                                            ------------                  ------------
Net increase  (decrease) in cash                                                 37,693                       53,157
CASH BEGINNING OF PERIOD                                                         40,129                       80,557
                                                                            ------------                  ------------
CASH END OF PERIOD                                                               77,822                      133,714
Interest paid                                                                     2,957                        5,811
Income taxes paid                                                                  ----                          800



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
Property and equipment at June 30, 2001consisted of the following:
                                                     (unaudited)
                                                     ------------
Building and improvements                            $   32,933
Furniture and fixtures                                   13,613
Machinery and equipment                                 249,070
Molds                                                 1,528,359
Vehicles                                                 52,792
                                                    --------------
Less accumulated depreciation and amortization         (575,738)
                                                    --------------
TOTAL                                               $ 1,301,029

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

3. Promissory Notes for the amount of $600,000 payable to Sheikh Mohammed AL Rashid has been paid off by issue of 144D Common stock on June 29,2001 at the rate of $1.25 per share. Interest on the above debt was settled by issue of 144D Common stock at $1.25 per share.

4. Promissory Notes issued to JNC Opportunity Fund, Ltd. on loans borrowed from time to time was converted to 144D Common Stock on June 29, 2001. Interest on the above debts has been converted at 144D Common stock on June 29, 2001.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Lease
The Company leases its facility under an operating lease agreement. Future minimum lease payments are as follows:

                                Year Ending
                                December 31,                     (unaudited)
                               ------------                       ------------
                                    2001                               97,500
                                    2002                               16,500
                                    2003                                7,750
                                                                  ------------
                                    TOTAL                            $121,750

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

NOTE 10 - SUBSEQUENT EVENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 VS. THE THREE AND SIX MONTHS ENDED JUNE 30, 2000

The following table sets forth the company's consolidated statements of operations and the percentages that such items bear to net sales:



                                     THREE  MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                    2001         %         2000          %        2001             %      2000         %


SALE                           460,613      100.0%      387,065      100.0         1,044,072         100.0       966,439      100.0

Cost of Sales                  356,449        77.4      373,840       96.6           828,636          79.6       819,801       84.8

Gross profit (loss)            104,164        22.6       13,225        3.4           215,436          20.4       146,637       15.2

Selling, General              (242,229)      (52.6)  (1,048,096)    (270.8)         (583,845)        (50.6)   (1,442,876)    (149.3)
and Administrative
Gain/(Loss)from               (138,065)      (30.0)  (1,034,871)    (267.4)         (368,409)        (30.2)   (1,296,239)    (134.1)
operations

Other  Expense                  -----          0.0          817        ---            -----          -----        -----      ------
Other Income                   167,846        36.4        4,587        1.2           171,846          14.9         9,670        1.0
Interest Income                  4,127         0.9          120        0.0             4,140           0.4           255        0.0
Interest expenses               94,462        20.5     (602,382)    (155.6)          (13,801)         (1.2)   (1,351,705)    (139.9)
                       ----------------      -----   -------------  -------         -------------    ------    ------------  -------
Net Income/(Loss)              128,372        27.8   (1,631,729)    (421.8)         (206,224)        (16.1)   (2,638,018)    (273.0)


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

Item 2. Changes in Securities.

        The persons following were issued restricted stock on June 29, 2001:
                                                Amount           Common Stock
           1. JNC Opportunity Fund Ltd.       $3,069,699           2,455,759
           2. JNC Strategic Fund Ltd.          1,930,311           1,731,449
           3. Sheikh Mohammed AL Rashid          808,871             697,097
           4. MGS Grand Sport Inc.                20,375              16,300
           5. Albert Mardikian                    53,205              42,564
           6. Michael Attias                  Settlement of Law suit 600,000


 Item 3. Defaults Upon Senior Securities.                             None

Item 4. Submission of Matter to a                                     None
            Vote of Security Holders.

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

Date: September 19, 2001                          SONIC JET PERFORMANCE, INC.


                                                  By: /s/ Madhava Rao Mankal
                                                  ------------------------------
                                                  Name: Madhava Rao Mankal
                                                  Title: Chief Finance Officer