Form 10QSB
period 2001-09-30
SONIC JET PERFORMANCE
filed 2001-11-29
CIK 1032863

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2001

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1937

           For the transition period from 07-01-01 to 9-30-01


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

                           YES [X]      NO [_]


As of September 30, 2001, the Issuer had 18,583,936 shares of Common Stock, no par value, outstanding.

                           SONIC JET PERFORMANCE, INC.

                                   FORM 10-QSB

                FOR THE QUARTERLY PERIOD ENDED September 30, 2001

                                Table of Contents

                          PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

             Balance Sheet at September 30, 2001 (unaudited)

             Statement of operations for the Nine months ended September 30, 2001 and 2000 (unaudited)

             Statements of Cash Flows for the Nine months ending
             September 30, 2001 and 2000 (unaudited)

             Notes to Consolidated Financial Statements (unaudited)

Item 2.      Management's Discussion and Analysis or Plan of operations
                    General Results of operations, Liquidity and Capital
                    Resources

                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

Item 2.      Changes in Securities

Item 3.      Defaults upon Senior Securities

Item 4.      Submission of Matters to a vote of Security Holders

Item 5.      Other Information

Item 6.      Exhibits and reports on Form 8-K



SONIC JET PERFORMANCE, INC.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
September 30, 2001 (UNAUDITED)
------------------------------------------------------------------------
                                                September 30, 2001  December 31, 2000
       ASSETS
CURRENT ASSETS
Cash                                                  $   2,436                         $40,129
Accounts receivable                                      97,153                          45,760
Inventories                                             386,917                         574,903
Due from related party                                  277,650                         393,291
Other current assets                                     22,777                           3,450
Restricted Cash                                         200,510                         203,120
                                                   -------------                    ------------
Total current assets                                    987,443                       1,260,653

PROPERTY AND EQUIPMENT, net                           1,272,862                       1,359,910
Licensing rights                                        267,500                         267,500
                                                  --------------                    ------------
TOTAL ASSETS                                       $  2,527,805                      $2,888,063
                                                  ==============                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                   $   306,472                     $  192,206
Accrued Payroll Taxes                                   62,886                         68,486
Accrued interest and other accrued liabilities          80,426                        687,049
Current portion of capitalized lease obligation            708                          1,432
Convertible debt - related party                          ---                       2,801,301
                                                  -------------                   ------------
Total current liabilities                              450,492                      3,750,474
Capitalized lease obligations, net of
Current portion                                         11,454                         12,236
NOTE PAYABLE - STOCKHOLDER                               ----                         600,000
                                                   ------------                   ------------
Total liabilities                                      461,946                      4,362,710
                                                   ------------                   ------------
Total liabilities

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY

Preferred stock, no par value
10,000,000 shares authorized
Series A convertible preferred stock
1,600 shares issued and outstanding                    -----                        1,500,000
Common stock, no par value
100,000,000 shares authorized
18,583,936 shares issued and outstanding            11,993,216                      4,328,777
Additional paid-in capital - Stock warrant outstanding                              1,024,627
Additional paid-in capital                                                          1,098,000
Shares committed to be issued                                                         143,872
Accumulated comprehensive income                        20,332                         20,330
Accumulated deficit                                 (9,947,689)                    (9,590,253)
                                                  -------------                    -----------
Total stockholders' equity                           2,065,859                     (1,474,647)
                                                  -------------                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           2,527,805                     $2,888,063
                                                  =============                   ============


The accompanying notes are an integral part of these financial statements.
F-1



SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
------------------------------------------------------------------------


                                           3 Months Ended September 30,  9 Months Ended September 30,
                                                    2001        2000           2001       2000
                                               (unaudited)  (unaudited)   (unaudited)(unaudited)
                                             -----------   -----------    ----------  ----------
SALES                                           $142,429     $135,876    $1,186,501    $1,102,315

COST OF SALES                                     99,027      117,538       927,663       937,340
                                            ------------   -----------    -----------   ----------

GROSS PROFIT                                      43,402       18,338       258,838       164,975

GENERAL AND ADMINISTRATIVE                       192,726      411,010       776,571     1,468,803
                                             ------------  -----------   ------------   ----------

INCOME (LOSS) FROM OPERATIONS                   (149,324)    (392,672)     (517,733)   (1,303,828)
                                             ------------  -----------   ------------   ----------

OTHER INCOME                                         412        3,801       172,257        13,471
OTHER EXPENSE                                       ---          ---           ---           ---
INTEREST INCOME                                    1,672          834         5,812         1,090
INTEREST EXPENSE                                  (3,972)    (471,770)      (17,772)   (1,888,003)
Inventory Write off                                             1,700                    (384,383)
                                             ------------  -----------   ------------  -----------
TOTAL OTHER INCOME (EXPENSE)                      (1,888)    (465,435)      160,297    (2,256,825)
                                             ------------  -----------   ------------- -----------

NET INCOME (LOSS)                              $(151,212)   $(858,107)   $ (357,436)  $(3,560,653)

BASIC & DILUTED EARNINGS(LOSS)                     (0.01)       (0.06)        (0.02)        (0.27)
PER SHARE

WEIGHTED-AVERAGE COMMON SHARE
USED IN COMPUTATION OF BASIC
AND DILUTED LOSS PER SHARE                    17,591,230   13,026,679    17,591,230    13,026,679




The accompanying notes are an integral part of these financial statements
F-2



SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED)
------------------------------------------------------------------------

                                                        Additional
                                                        Paid in                           Accumulated
                                                        Capital-                Shares   Comprehensive
                         Preferred Stock  Common Stock  Stock       Additional Committed Committed Accumu
                         ---------------- ------------  Warrant     paid-In    to be     Income    lated
                         Shares  Amount  Shares Amounts Outstanding Capital    issued    (loss)    deficit  Total
                         ---------------  -------------- ----------- --------- --------- ----------  -------- --------
BALANCE
DEC 31, 2000             1,600  $1,500,000 13,024,767 $4,328,777 $1,024,627  $1,098,000  $143,872  $20,330 $(9,590,253) $(1,474,647)
Capital changes                                                       1,500       4,250                                       5,750
due to debt
financing (unaudited)
Net income (unaudited)                                                                                        (334,594)    (334,594)
                       --------  ---------- ---------- ----------  ---------  ----------- --------- -------  ----------- -----------
BALANCE
March 31, 2001           1,600  $1,500,000 13,024,767 $4,328,777 $1,026,127  $1,102,250  $143,872   20,330 $(9,924,847) $(1,803,491)
Issuance of
 common                 (1,600) (1,500,000) 5,543,169  7,644,438 (1,026,127) (1,102,250) (143,872)                        3,872,189
Stock (unaudited)
Cumulative Translation                                                                             (20,330)     20,330
Net income (unaudited)                                                                                         128,372      128,372
                       -------- ---------- ---------- ----------  ---------  ----------- --------- --------  ---------  ------------
Balance
June 30, 2001             --       --      18,567,936 11,973,215      --         --          --      --     (9,776,145)   2,197,070
Issuance of
 common                   --       --          16,000     20,000      --         --          --      --         --           20,000
Stock (unaudited)
Net income (unaudited)                                                                                        (151,212)    (151,212)
                       -------- ---------- ---------- ----------  ---------  ----------- --------- --------  ----------   ----------
                          --       --      18,583,936 11,993,215      --         --          --      --     (9,927,357)   2,065,858
                       -------- ---------- ---------- ----------  ---------  ----------- --------- -------- -----------   ----------



The accompanying notes are an integral part of these financial statements.
F-3



SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
------------------------------------------------------------------------
                                                         9 Months Ended September 30,
                                                               2001            2000
                                                         ------------   ------------
                                                         (unaudited)    (unaudited)
CASH FLOWS FPOM OPERATING ACTIVITIES
Net  Income (Loss)                                       ($357,436)        ($3,560,654)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities
Depreciation and amortization                               90,000             156,787
Interest related to beneficial conversion and warrants                       1,368,844
(Increase) decrease in
Inventories                                                187,984             325,304
Due from related parties                                    99,206              75,684
Accounts Receivables                                       (51,394)           (419,371)
Other Receivables                                           (4,876)
(105,686)
Other current assets                                       (11,839)             (5,080)
Restricted cash                                                               (200,000)
Prepaid Inventory                                                              163,757
Accounts Payable                                            36,914            (230,391)
Accrued Payroll taxes                                       (5,600)            (26,551)
Other accrued liabilities                                  (20,922)              8,587
Accrued Interest                                                               163,191
                                                        -------------       -----------
Net, cash provided by (used in) operating activities       (37,963)         (2,285,579)
                                                        -------------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                           1,046
Purchase of other assets
Cost of re-organization                                                       (58,504)
                                                        -------------       -----------
Net cash used in investing activities                        1,046            (58,504)
                                                        -------------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loan
Proceeds from convertible debt-related parties                              2,302,945
Proceeds from capitalized lease obligation                    (776)

                                                        -------------       -----------
Net Cash provided by financing activities                     (776)         2,302,945
                                                        -------------       -----------
Effects of exchange rate on cash flow information                0            (11,530)
Net (decrease) in cash                                     (37,693)           (52,668)
CASH BEGINNING OF PERIOD                                    40,129             80,557
                                                        -------------      ------------
CASH END OF PERIOD                                           2,436             27,889
                                                        -------------      ------------

Supplement disclosure of cash flow information
Interest paid                                               17,772              7,452
Income tax paid                                                800                800

SUPPLEMENT SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
During the nine months ended September 30, 2001, the Company issued 4,975,169 restricted shares of common stock valued at $5,922,461 under a settlement agreement between the Company and lenders and employee of the Company.



The accompanying notes are an integral part of these financial statements
F-4

SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)
------------------------------------------------------------------------------
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         Basis of Presentation
         ---------------------

         The accompanying unaudited, condensed financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2000.

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


         Loss per Share
         --------------

         The Company utilizes SFAS No. 128, "Earnings per Share" Basic and diluted loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Because the Company has incurred net losses, basic and diluted loss per share are the same.

NOTE 2 - INVENTORIES

         Inventories at September 30, 2001 consisted of the following:
                                                             (un-audited)
                                                             ------------

                  Raw materials and supplies                 $         16,068
                  Work in process                                     297,895
                  Finished goods                                       72,952
                                                             ----------------
                      Total                                  $        386,917


NOTE 3 - CASH

         The Company maintains its cash balances at banks located in California. Deposits at the banks are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, the Company holds cash with these banks in excess of amounts insured by federal agencies. As of September 30, 2001, the uninsured portions of the balances held at the bank aggregated to $100,510 (un-audited).

NOTE 4 - PROPERTY AND EQUIPMENT

        Property and equipment at September 30, 2001 consisted of the following:
                                                                (un-audited)
                                                                ------------

                  Furniture and fixtures                            $ 13,613
                  Machinery and equipment                            250,903
                  Molds                                            1,528,359
                  Vehicles                                            52,792
                  Leasehold improvements                              32,933
                                                                    --------
                                                                   1,878,600
                  Less accumulated depreciation and amortization    (605,738)
                                                                    ---------

                      Total                                       $1,272,862

NOTE 5 - Other Assets

         Other assets included $200,510 in restricted cash maintained in a time certificate deposit account.

NOTE 6 - CONVERSION OF DEBTS:  PREFERRED STOCK AND NOTES TO STOCKHOLDER

        1. 1,600 Preferred Stock issued & outstanding since 1998 in the name of JNC Strategic Fund, Ltd. has been converted to restrocted Common Stock on June 29, 2001 at the rate of 917 shares to 1 preferred stock. Interest on Preferred Stock was converted to restricted Common Stock at the rate of $1.25 per Share.

        2. Lawsuit filed by Michael Attias for the amount of $1,300,000 was settled by issuing 600,000 restricted Common Stock.

        3. Promissory Notes for the amount of $600,000 payable to Sheikh Mohammed AL Rashid has been paid off by issue of restricted Common stock on June 9, 2001 at the rate of $1.25 per share. Interest on the above debt was settled by issue of restricted Common stock at $1.25 per share.

        4. Promissory Notes issued to JNC Opportunity Fund, Ltd. on loans borrowed from time to time was converted to restricted Common Stock on June 29, 2001. Interest on the above debts has been converted at restricted Common stock on June 29, 2001.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Lease
-----

The Company leases its facility under an operating lease agreement. Future minimum lease payments are as follows:

                                Year Ending
                                December 31,                 (unaudited)
                               ------------                  ------------
                                    2001                        81,000
                                    2002                        16,500
                                                              -----------
                                    TOTAL                      $97,500


NOTE 8 - SUBSEQUENT EVENTS

     Subsequent to September 30, 2001, Mr. Albert Mardikian resigned as Interim CEO and Director of the board on October 31, 2001. Also Mr. Scott Ervin resigned as Director of the Board on November 7, 2001. Resignations have been accepted by Director Mr. Sheikh Mohammed AL Rashid.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 VS. THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

           The following table sets forth the Company's consolidated statements of operations and the percentages that such items bear to net sales:


                            THREE  MONTHS ENDED,          NINE  MONTHS ENDED
                                SEPTEMBER 30,                SEPTEMBER 30,
                       2001           %     2000      %      2001        %      2000     %
Sales                  $142,429   100.0  $135,876   100.0  $1,186,501  100.0 $1,102,315  100.0

Cost of sales            99,027    69.5   117,538    86.5     927,663   78.2    937,340   85.0

Gross profit (loss)      43,402    30.5    18,338    13.5     258,838   21.8    164,975   14.9

Selling, general &      192,726   135.3   411,010   302.5     776,571   65.4  1,468,803  133.2
administrative expense

Income/(Loss)from      (149,324) (104.8) (392,672) (289.0)   (517,733) (43.6)(1,303,828)(118.3)
Operations

Interest Income           1,672     1.2       834     0.6       5,812    0.5      1,090    0.1

Interest expenses        (3,972)   (2.8) (471,770) (347.2)    (17,772)  (1.5)(1,888,003)(171.3)
Inventory Write off                         1,700     1.2                      (384,383) (34.8)

Other Income                412      .3     3,801     2.8     172,257   14.5     13,471    1.2

Other expenses            ---       ---      ---      ---        ---     ---      ---      ---

Net Income/(Loss)      (151,212) (106.1) (858,107) (631.5)   (357,436) (30.1)(3,560,653)(323.0)



NET SALES
Net sales for the 3 months ended September 30, 2001 increased by $6,553 or 4.8% to $142,429 from $135,876 for 3 the months ended September 30, 2000 and for the 9 month ended September 30, 2000 increased by $84,186 or 7.6% to $1,186,501from $1,102,315 for the 9 months ended September 30, 2000. Management attributes the increase of sale of Vortex boats.

Sales of parts amounted to Dalian Sonic Jet, a joint venture partner of Sonic Jet Performance, Inc. ("the Company") amounted to $zero in the 9 months ended September 30, 2001 as compared to $106,000 in the 9 months ended September 30, 2000.

COST OF SALES Cost of Sales for the 3 months ended September 30, 2001 decreased by $18,511 or 15.7% to $99,027 from $117,538 for the 3 months ended September 30, 2000 and for the 9 months ended September 30, 2001 increased by $9,677 or 1.0% to $927,663 from $937,340 for the 9 months ended September 30, 2000. Improvement in the utilization of labor and sale of Fire Rescue Jets during the third quarter.

GROSS PROFIT
Gross profit for the 3 months ended September 30, 2001 increased by $25,064 or 136.7% to $43,402 from $18,338 for the 3 months ended September 30, 2000 and for the 9 months ended September 30, 2001 increased by $93,862 or 56.9% to $258,838 from $164,976 for the 9 months ended September 30, 2000. Sales for the 9 months ended September 30, 2001 includes the sale of fire rescue jets on which profit margin is high.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the 3 months ended September 30, 2001 decreased by $218,284 or 53.1% to $192,726 from $411,010 for the 3 months ended June 30, 2000 and for the 9 months ended September 30, 2001 decreased by $692,232 or 47.1% to $776,571 from $1,468,803 for the 9 months ended September 30, 2000.

Insurance expenses for the 3 months ended September 30, 2001 decreased by $5,851 or 37.7% to $9,639 from $15,490 for the 3 months period ended September 30, 2000 and for the 9 months ended September 30, 2001 expenses decreased by $20,626 or 46.5% to $23,778 from $44,404 for the 9 months ended September 30, 2000. This is due to discontinuance of some insurance coverage.

Travel expenses for the 3 months ended September 30, 2001 decreased by $4,531 to Zero from $4,531 for the 3 months ended September 30, 2000 and for the 9 months ended September 30, 2001 decreased by $33,973 or 95.7% to $1,500 from $35,473 for the 9 months ended September 30, 2000.

Salary expenses for the 3 months ended September 30, 2001 decreased by $53,518 or 38.5% to $85,553 from $139,071 for the 3 months period ended September 30, 2000 and for the 9 months ended September 30, 2001 expenses decreased by $194,173 or 41.4% to $274,451 from $468,624 for the 9 months ended September 30, 2000.

Legal and Professional expenses for the 3 months ended September 30, 2001 increased by $12,550 or 143.1% to $21,320 from $8,770 for the 3 months period ended September 30, 2000 and for the 9 months ended September 30, 2000 expenses increased by $10,845 or 29.6% to $47,446 from $36,601 for the 9 months ended September 30, 2000.

Commission on sales expenses for the 3 months ended September 30, 2001 decreased by $9,684 to zero from $9,684 for the 3 months period ended September 30, 2000 and for the 9 months ended September 30, 2001 expenses decreased by $3,159 or 5.6% to $52,807 from $ 55,966 for the 9 months ended June 30, 2000.

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

The majority of above cost increases during year 2000 were the direct result of elimination of the Sonic Jet International, Inc. Company as the sales and marketing agent. In addition, the company's closure of the Florida Manufacturing Plant was also a large cost impact.

NET INCOME (LOSS)

Net Income(Loss) for the 3 month ended September 30, 2001 decreased by $706,895 or 82.37 to ($151,212) as compared to a Income (Loss) of ($858,107) for the 3 months ended September 30, 2000 and net (loss) for the 9 months ended September 30, 2001 decreased by $3,203,217 or 89.9% to ($357,436) as compared to
($3,560,653) for the 9 the months ended September 30, 2000. This decrease in loss is mainly attributable to decreased costs associated with assuming the selling, general and administration expenses.

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

Item 2. Changes in Securities.

The following were issued 144D stock on 6- 29-2001:
                                      Amount         Common Stock
 1. JNC Opportunity Fund Ltd.       $3,089,699           2,471,759
 2. JNC Strategic Fund Ltd.          1,930,311           1,731,449
 3. Sheikh Mohammed AL Rashid          808,871             697,097
 4. MGS Grand Sport Inc.                20,375              16,300
 5. Albert Mardikian                    53,205              42,564
 6. Michael Attias                                         600,000
                                                   Settlement of Lawsuit



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

Date: November 28, 2001                  SONIC JET PERFORMANCE, INC.


                                         By: /s/ Madhava Rao Mankal
                                          ------------------------------
                                            Name:  Madhava Rao Mankal
                                            Title: Chief Finance Officer