Form 10KSB
period 2001-12-31
SONIC JET PERFORMANCE INC
filed 2002-03-15
CIK 1032863

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                ----------------

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                                       or
        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                         Commission File Number 0-22273

                           SONIC JET PERFORMANCE, INC.
                 (Name of small business issuer in its charter)

                                ----------------

              Colorado                                           84-1383888
  (State or other jurisdiction of                             (I.R.S. Employer
   incorporation or organization)                            Identification No.)


                15662 Commerce Lane, Huntington Beach, CA. 92649
               (Address of principal executive offices) (Zip Code)
                                 (714) 895-0944
                           (Issuer's telephone number)
        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.0001 per share

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year. $1.20 million

         The aggregate market value of the voting Common Stock held by non-affiliates of the issuer was approximately $4,291,437 computed using the closing price of $0.16 per share of Common Stock on March 4, 2002 as reported by the Over the Counter Bulletin Board).

         As of March 11, 2002, the issuer had 28,042,061 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the issuer's Proxy Statement prepared in connection with the Annual Meeting of Stockholders to be held in 2002 are incorporated by reference in Part III of this Form 10-KSB.

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                           SONIC JET PERFORMANCE, INC.

                                   FORM 10-KSB

                                TABLE OF CONTENTS

                                     Part I

                                                                          Page
Item 1.  Description of Business ..........................................3
Item 2.  Description of                                                    7
         Property..........................................................
Item 3.  Legal Proceedings.................................................7
Item 4.  Submission of Matters to a Vote of Security Holders...............8


                               Part II


Item 5.  Market for Common Equity and Related Stockholder Matters...........9
Item 6.  Management's Discussion and Analysis or Plan of  Operation........10
Item 7.  Financial Statements..............................................10
Item 8.  Changes In and Disagreements With Accountants on                  20
             Accounting and Financial Disclosure.............................


                          Part III
Item 9.  Directors, Executive Officers, Promoters  and Control             21
             Persons; Compliance With Section 16(a) of the Exchange Act......

Item 10. Executive Compensation............................................21
Item 11. Security Ownership of Certain Beneficial Owners and Management....21
Item 12. Certain Relationships and Related Transactions....................21
Item 13. Exhibits and Reports on Form 8-K..................................21
                                                                           24
Signatures.................................................................

DESCRIPTION OF BUSINESS

Our Company

         We design, manufacture and distribute high performance commercial and recreational boats. Our boats combine sleek and innovative designs with power, safety, handling and stability. We believe our patented "V" hull design, and our other proprietary designs, make our boat safer and more stable in rough water and at high speeds. We have three commercial models and one recreational model. We market and sell our commercial boats directly to municipalities and other government entities such as fire departments, police departments, and the military, and we sell our recreational boats directly to consumers through our sales force and select distributors and dealers in both the United States and abroad.

         We are a Colorado corporation incorporated in November 1996, as Boulder Capital Opportunities III, Inc.

         We had no significant operations in 1996 or 1997. Effective June 30 1998, we acquired all of the assets and assumed all of the liabilities of Sonic Jet Performance, LLC, a California limited liability company that was in the business of producing and marketing recreational boats, jet boats, trailers, and related accessories. On November 4, 1998, we changed our name to Sonic Jet Performance, Inc. The results of operations of Sonic Jet Performance, LLC, were consolidated into our results of operations from January 1, 1998 through June 30, 1998.

         The address of our principal executive office is 15662 Commerce Lane, Huntington Beach, CA. 92649. Our telephone number is (714) 895-0944. Our website address is www.sonicjet.com. Information contained on our website does not constitute part of this report and our address should not be used as a hyperlink to our website.



Our Market Opportunity

         We offer high performance and quality boats that are durable, highly reliable and safe, at affordable prices.

         The target market for our commercial boats include municipalities and counties, fire and police departments and military units. Commercial boats, particularly those used for search and recovery, patrol and fire fighting operations, offer us a niche market. With approximately 181,518 miles of waterways in the United States alone, opportunities for fire, search and recovery and patrol boats abound. County purchases alone constitute an enormous market for our commercial boats. Of the 3,536 counties in the United States, 88 are located in coastal regions. Because of the high cost of many commercial boats, few municipalities have adequate search and recovery, patrol or fire fighting boats. Our commercial boats offer a cost effective solution for municipalities with limited funds and an unanswered need.

         Demand for recreational boats is seasonal with sales generally highest in the second quarter. Adverse weather in key geographic areas, including, but not limited to, excessive rain, prolonged below-average temperatures and severe heat or drought, can significantly influence demand for our boats. Demand for pleasure boats is also influenced by a number of other factors, including consumer education about boating, economic conditions, particularly in the United States, and, to some extent, fuel costs, prevailing interest rates and consumer confidence. Demand is also affected by the competitiveness of our product offerings.

         We believe our boats offer the following competitive advantages over other boats on the market:

         Durability - We construct our hulls using hand laid "S" glass/kevlar and carbon fiber. This produces a fiberglass hull that is stronger yet lighter than conventional fiberglass hulls.

         High Performance and Stability - Most boats capable of exceeding 55 miles per hour are inherently unstable and virtually uncontrollable at those speeds. We believe our patented "V" shape hull design eliminates this problem, by making our boats safer and more stable, at high speeds.

        o Unique Designs - We believe our boats epitomize style. Our designs are modern and sleek, and resemble high performance racing boats.

        o Cost - The prices for our recreational boats are generally competitive to our competitors, and our prices for commercial boats are considerably competitive to our competitors.

Our Products

         We design, manufacture and sell both commercial and recreational boats, which we believe epitomize safety, style and performance.

         All of our boats are designed by Albert Mardikian, our director of design and chairman and chief executive officer of our international operations. Our hulls incorporate Mr. Mardikian's patented "V" shaped hull design, and we build them using hand laid "S" glass/kevlar and carbon fiber. This produces a fiberglass hull that is stronger yet lighter than conventional fiberglass hulls and provides extraordinary stability and handling in rough waters and at high speeds.

Commercial Boats

     Our commercial boats are quick response vehicles that provide high maneuverability in confined areas and shallow water. They are small and therefore can be easily transported to emergency areas. Our commercial boats include the following:

        o Fire Rescue Jet. The Fire Rescue Jet is designed to fight fires on the water and in near shore areas. The Fire Rescue Jet comes equipped with our patented water pump that can supply up to 750 gallons of water per minute. The Fire Rescue Jet is uniquely designed so one person can control the boat and the fire apparatus from a single station.

        o Patrol Rescue Jet. The Patrol Rescue Jet is designed to provide security in inland waterways and in harbors.

        o Dive Rescue Jet. The Dive Rescue Jet is tailored for search and recovery operations. It includes ample storage for dive gear and other equipment necessary for search and recovery operations.

     We offer a 12-foot and a 15-foot version of each of our commercial models. Except for boats we sell for use in California, our commercial boats come equipped with Mercury Marine Sport Jet 175 XR2 two stroke engines that generate 175 horse power, and Mercury Marine single stage axial flow jet pumps. Our 15-foot boats come with dual engines, while our 12-foot boats have a single engine. We equip boats we sell for use in California with a Mercury Marine Optimax 200 horsepower direct injection engine, which meets the strict emissions standards in California and the year 2006 emissions requirements mandated by the United States Environmental Protection Agency.

     We offer options and accessories for our commercial boats such as engine upgrades up to 240 horse power, helicopter lifting rings, stretchers, floatation canisters that increase the buoyancy of our boats, and dive platforms.

     The following table sets forth the basic characteristics of our 12 and 15 foot models of each of our commercial boats:

     ------------------- ---------- --------- ------------- ------------
     Model               Load       Fuel      Towing        Passenger
                         Capacity   Capacity  Capacity      Capacity
     ------------------- ---------- --------- ------------- ------------
     ------------------- ---------- --------- ------------- ------------
     12 foot models      2,200      32 gal.     7,000 lbs.  5
                         lbs.
     ------------------- ---------- --------- ------------- ------------
     ------------------- ---------- --------- ------------- ------------
     15 foot models      5,500      58 gal.   10,000 lbs.   6
                         lbs.
     ------------------- ---------- --------- ------------- ------------


         Our commercial boats come with a two-year warranty on the engine, the fuel system and the electrical system, and a five-year warranty on the hull.

Recreational Boats

         The Vortex, our recreational model, is tailored for recreational boating. It is 22 feet long and can carry up to seven passengers. It comes equipped with, among other things, a single Mercury Marine/Mercruiser V-8 engine, two 33-gallon fuel tanks, marine grade stainless steel hardware, a ski tow, navigation lights, state-of-the art instrumentation, and a small cabin that sleeps two.

         Options and accessories available for the Vortex include upgraded engines, boat covers, radios, fishing rod holders, floatation canisters that increase buoyancy, and dive platforms.

         The Vortex comes with a one-year warranty on the engine, the fuel system and the electrical system, and a five-year warranty on the hull.


Sales, Marketing and Distribution

         We sell our recreational boats through our direct sales staff and our network of distributors and dealers, which include three dealers in the United States. We give our dealers, distributors and sales personnel what they need to be profitable: Safe, performing products, sleekly designed and priced right. Our design, marketing and promotion strategy emphasize our high performance image.

         Our marketing strategy consists of displaying and demonstrating our boats at regional, national and international boat shows, and at local waterways throughout the United States, and advertising our boats in magazines and on the Internet.

Competition


     The commercial and recreational boat markets are highly competitive. The principal competitive factors in this market include price, quality, reliability, durability, styling and performance.

     Our current competitors in the commercial market include, among others, Boston Whaler, Mon Ark, Safe Boat and Zodiac. Our current competitors in the recreational boats market include, among others, Yamaha, SeaDoo and Polaris.

     Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. As a result, these companies may be able to develop and expand their market share more rapidly, adapt to changes in customer requirements more quickly, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products than we can.

Intellectual Property

         Our intellectual property is important to our business. We rely on a combination of license rights, trade secret laws, confidentiality procedures and contractual provisions to protect our intellectual property.

         The unique designs and other components of our boats are protected by United States patents issued to Albert Mardikian, the beneficial owner of over 20% of our outstanding shares of common stock, our design director, chief executive officer and chairman of our international operations. Mr. Mardikian has assigned these patent rights to Mardikian Marine Design, LLC, which has granted us an exclusive license to use the patents. Mr. Mardikian and a principal of Ashford Capital, LLC, which holds preferred stock convertible into 20% of our common stock, are the sole owners of Mardikian Marine Design, LLC.

         Our competitors may independently develop similar designs or duplicate our products or designs. Unauthorized parties may infringe upon or misappropriate our products or proprietary information. In the future, litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Any such litigation could be time consuming and costly.

         There can be no assurance that any patent relating to our products will not be challenged, in-validated, or circumvented or that the rights granted thereunder will give us a competitive advantage. In addition, we cannot assure you that any of the patents sublicensed to us by Mardikian Marine Design will be held valid if subsequently challenged.


Employees

         As of March 11, 2002, we employ nine full time employees in the United States, including, five factory workers, one sales person, and three administration and management personnel. We also employ 17 full time employees in China, all of whom are factory workers. We have never experienced work stoppages, and we are not a party to any collective bargaining agreement. We believe our employee relationships to be generally good.

Environmental Matters

         We are subject to federal, state, local and foreign laws and regulations regarding protection of the environment, including air, water, and soil. Our manufacturing business involves the use, handling, storage, and contracting for recycling or disposal of, hazardous or toxic substances or wastes, including environmentally sensitive materials, such as batteries, solvents, lubricants, degreasing agents, gasoline and resin. We must comply with certain requirements for the use, management, handling, and disposal of these materials. We, however, do not maintain insurance for pollutant cleanup and removal. If we are found responsible for any hazardous contamination, any fines or penalties we may be required to pay, or any clean up we are required to perform, could be very costly. Even if we are charged, and later found not responsible, for such contamination or clean up, the cost of defending the charges could be high. If either of the foregoing occurs, our business, results from operations and financial condition could be materially adversely affected. We do not believe we have any material environmental liabilities or that compliance with environmental laws, ordinances, and regulations will, individually or in the aggregate, have a material adverse effect on our business, financial condition, or results of operations.



Other Regulatory Matters

         Our operations and products are subject to extensive government regulation, supervision, and licensing under various federal, state, local and foreign statutes, ordinances and regulations. Certain governmental agencies such as the EPA and the Occupational Safety and Health Administration, or OSHA, monitor our compliance with their regulations, require us to file periodic reports, inspect our facilities and products, and may impose substantial penalties for violations of the regulations. For example, we are subject to federal regulation under the Boat Safety Act of 1971 that requires boat manufacturers to recall products for replacement of parts or components that have demonstrated defects affecting safety. Although manufacturers of certain equipment we use in our boats have instituted recalls, there has never been a recall resulting from our design or manufacturing process.

         While we believe that we maintain all requisite licenses and permits and are in compliance with all applicable federal, state, local and foreign regulations, there can be no assurance that we will be able to maintain all requisite licenses and permits. The failure to satisfy those and other regulatory requirements could have a material adverse effect on our business, financial condition, and results of operations.



DESCRIPTION OF PROPERTY

         We conduct our operations within approximately 5,075 square feet of office space and 63,700 square feet of factory space. We lease an approximately 19,800 square foot facility in Huntington Beach, California, which includes approximately 5,100 square feet that serves as our corporate office, and a 13,700 square foot manufacturing area where we assemble our boats and construct prototypes for new designs. Our lease expired on February 28, 2002, and we are currently searching for a new facility. Our landlord has agreed to allow us to continue to lease the current facility on a month-to-month basis; however, either of us can terminate the lease on thirty days prior written notice. Our landlord is MGS Grand Sports, Inc. Our design director, chairman and chief executive officer of our international operations, and beneficial owner of over 20% of our outstanding common stock, is also an officer, director and majority owner of MGS Grand Sports, Inc.

     Our wholly owned subsidiary, Nanning Sonic Jet Co., Ltd., a company organized under the laws of the People's Republic of China, leases a 50,000 square foot manufacturing facility in Nanning, China, on a month-to-month basis. We manufacture the hulls for our boats at the facility.

     We also own 45% of Dalian Sonic Jet Co., Ltd., a joint venture company organized under the laws of the People's Republic of China. Until January 2000, the joint venture company manufactured some of the shells for our boats at a 50,000 square foot facility in Dalian China. Because of a dispute between us and one of our partners, the joint venture discontinued operations. We do not believe those operations will resume. See Factors That May Affect Future Results.

         We believe our facilities are adequate for our current operations and that we can obtain additional leased space if needed.

LEGAL PROCEEDING

         In February 2002, we settled a lawsuit filed against us by our former chief executive officer and chairman, and our former vice president of operations, in which they alleged, among other things, that we breached their employment agreements. We settled both claims in exchange for issuing the former employees an aggregate of 70,000 shares of our common stock.

         In December 2001, we settled a wrongful death action filed against us and one of our employees, by the survivors of the victim of a boating accident that involved one of our boats. In exchange for conditionally dismissing the lawsuit and releasing us of all claims related thereto, we agreed to issue to the plaintiffs and their counsel an aggregate of 750,000 shares of our common stock. We also agreed to pay the plaintiffs $85,000 in cash. That obligation is secured by two of our boats. We made an initial payment of $25,000, and agreed to pay the remaining $60,000 in ten monthly installments of $6,000. If, however, we sell one or both of the boats securing the settlement before all ten payments are made, upon receipt of the proceeds of such sale, we shall pay the plaintiffs all remaining amounts due and owing, up to the amount of the sale price of the boat. If we default on any payment due and fail to cure such default within 30 days after the plaintiffs provide us with written notice of such default, the plaintiffs may file a stipulated judgment we executed, which authorizes the court to award the plaintiffs $250,000, less any cash amounts we pay before such default.

         On June 26, 2001, we settled a lawsuit that Michel Attias filed against us for, among other things, breach of contract, fraud and negligent misrepresentation, in which he sought approximately $1.4 million in damages, the value of common stock he alleged we promised to issue to him. In exchange for dismissing the lawsuit with prejudice, we issued Mr. Attias 600,000 shares of our common stock, which we agreed to register, and transferred him one of our Vortex recreational boats. We also agreed to satisfy a $250,000 debt Mr. Attias owed to Sheikh Mohammed Al Rashid, who is a former director and beneficially owns approximately 18% of our outstanding common stock.

         On January 22, 2002, we settled a breach of contract action filed against us by Whalen Engineering Company, Inc., in which the plaintiff sought to recover approximately $11,300. We agreed to pay the plaintiff $9,000 in three equal monthly installment payments, in exchange for a dismissal of the lawsuit with prejudice.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              No matters were submitted during the fourth quarter of 2001, to a vote of security holders, through the solicitation of proxies or otherwise.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         Our common stock is traded on the OTC Bulletin Board under the symbol "SJET.OB." Our common stock began trading on the OTC Bulletin Board on December 29, 1998. Before our listing on the OTC Bulletin Board none of our securities were traded in the public market. The following table shows, for the periods indicated, the high and low closing sales prices per share of our common stock as adjusted to reflect the two-for-one stock split affected on March 26, 1999:

                                                       High            Low
2000
First Quarter                                           $3.56          $0.75
Second Quarter                                          $1.75          $0.59
Third Quarter                                           $0.63          $0.31
Fourth Quarter                                          $0.41          $0.03

2001
First Quarter                                           $0.22          $0.05
Second Quarter                                          $0.17          $0.05
Third Quarter                                           $0.20          $0.04
Fourth Quarter                                          $0.12          $0.02


         As of March 4, 2002, the last sale price of the Common Stock was $0.17.

Holders

         As of March 4, 2002, there were approximately 600 holders of record of the Company's common stock.

Dividends

         We have never declared or paid a cash dividend on our common stock. We currently intend to retain all of our future earnings, if any, for use in our business and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, restrictions contained in our agreements and other factors which our board of directors deems relevant.

Recent Sales of Unregistered Securities

         On December 21, 2001, as part of the settlement of the wrongful death action filed against us in February 2001, we issued an aggregate of 750,000 shares of our common stock to the plaintiffs and their attorneys. We issued these securities under an exemption provided by Section 4(2) under the Securities Act.

         On December 27, 2001, we issued ten shares of our Series B Convertible Preferred Stock to a private equity investor in exchange for an aggregate purchase price of $25,000. Each share is convertible into two percent of the shares of our common stock outstanding at the date of conversion. The shares shall convert at the earlier of the election of the holder, or December 27, 2002. We issued these securities under an exemption provided by Rule 506 of Regulation D under the Securities Act Rules. The equity investor certified that it was an "accredited investor" as defined in Rule 501 of Regulation D, was acquiring the securities as an investment and not with a view to distribution, and would not resell the securities unless they became registered or another exemption from registration was available. The securities issued by us included a legend reflecting these restrictions. No underwriters were engaged in the sales of the securities described above.

         On December 27, 2001, we issued five shares of our Series C Convertible Preferred Stock to a private equity investor for an aggregate purchase price of $50,000. Each share is convertible into a number of shares of our common stock that equals the sum of (i) the quotient obtained by dividing $10,000 by eighty-five percent (85%) of the average of the lowest three (3) intra-day bids on our common stock on the primary exchange, quotation system or market on which it is listed, over the ten trading days immediately preceding the date of the conversion, and (ii) twenty percent (20%) of such quotient. We issued these securities under an exemption provided by Rule 506 of Regulation D under the Securities Act Rules. The investor certified that it was an "accredited investor" as defined in Rule 501 of Regulation D, was acquiring the securities as an investment and not with a view to distribution, and would not resell the securities unless they became registered or another exemption from registration was available. The securities issued by us included a legend reflecting these restrictions. No underwriters were engaged in the sales of the securities described above.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

         We design and manufacture high performance commercial and recreational boats. Our boats combine power, safety, handling and stability in rough water along with high-speed performance. We believe our patented "V" hull design makes our boats safer and more stable that other boats, at speeds in excess of 55 mph. We operate both in the United States and internationally.

Results of Operations

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

Revenue

         Revenue for the twelve months ended December 31, 2001 was of $1.20 million.

         Revenue for the twelve months ended December 31, 2000 was of $1.03 million.

Cost of Goods Sold

         Cost of goods sold for the twelve months ended December 31, 2001 was $0.90 million.

         Our cost of goods sold for the twelve months ended December 31, 2000 was $0.87 million.

Selling, General and Administrative Expenses

         Our selling, general and administrative expenses include payroll, advertising, and marketing expenses, as well as facilities, insurance, legal and travel costs incurred in the normal course of conducting business. Selling, general and administrative expenses for the twelve months ended December 31, 2001, decreased $1.55 million to $1.55 million, from $3.10 million in the comparable period in 2000. The selling, general and administrative expenses decreased primarily because of a decrease in administrative wages that resulted from a reduction in force, a decrease in insurance expense that resulted from the cancellation of our director's and officer's liability insurance policy, and a reduction in advertising expenses.

         Our selling, general and administrative expenses for the year ended December 31, 2000, were $3.10 million.

Interest Expense

         For the twelve months ended December 31, 2001, our interest expense was $24,938. This includes $4,937 in interest we paid on a $110,936 loan we received from an entity owned by the nephew of Albert Mardikian, the beneficial owner of over 20% of our common stock. It also includes $20,001 in interest related to our equipment leases, our financing arrangement with Bombardier Capital, and the outstanding balance we owe to our accountants.

         For the twelve months ended December 31, 2000, our interest expense was $2.19 million. This included $0.22 we paid to JNC Opportunity Fund, Ltd., $0.06 we paid to Sheikh Mohammed Al Rashid, and $1.89 million charged for the difference between the market value and the discounted rate on warrants we issued to JNC Opportunity Fund, Ltd., in connection with funds they advanced us during 2000. The sharp decrease in interest expense during 2001 resulted from the satisfaction of our outstanding loans to JNC Opportunity Fund, Ltd. and Sheikh Rashid.

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

Revenue

         Revenue for the twelve months ended December 31, 2000 was of $1.03 million.

         Revenue for the twelve months ended December 31, 1999 was of $0.97 million.

Cost of Goods Sold

         Cost of goods sold for the twelve months ended December 31, 2000 was $0.87 million.

         Our cost of goods sold for the twelve months ended December 31, 1999 was $0.58 million.

Selling, General and Administrative Expenses

         Our selling, general and administrative expenses include payroll, advertising, and marketing expenses, as well as facilities, insurance, legal and travel costs incurred in the normal course of conducting business.

         Selling, general and administrative expenses for the twelve months ended December 31, 2000 increased $3.6 million to $5.45 million, from $1.85 million in the comparable period in 1999. This increase resulted primarily from an increase in administrative wage expenses, insurance expenses and advertising expenses.

         Our selling, general and administrative expenses for the twelve months ended December 31, 1999 were $1.85 million.

Interest Expense

         Interest expense of $2.19 million for the twelve months ended December 31, 2000, included, $0.22 million we paid to JNC Opportunity Fund, Ltd., $0.06 we paid to Sheikh Mohammed Al Rashid, and $1.89 million charged for the difference between the market value and the discounted rate on warrants we issued to JNC Opportunity Fund, Ltd., in connection with funds they advanced us during 2000. The sharp increase in interest expense during 2000 resulted from accruing interest on our debt obligations to JNC Opportunity Fund, Ltd., and Sheikh Rashid.

          Interest expense of $0.83 million for the twelve months ended December 31, 1999 included $0.44 million related to our loan from JNC Opportunity Fund, Ltd., and $0.30 million related to our loan from Sheikh Rashid.

Liquidity And Capital Resources

         As of December 31, 2001, cash and cash equivalents were $0.42 million, compared to $0.40 million as of December 31, 2000. Our principal use of cash during the year ended December 31, 2001, was for operations. Our principal sources of liquidity to fund ongoing operations for the year ended December 31, 2001, were sales proceeds, and a $0.11 million loan we received from an entity owned by the nephew of Albert Mardikian, the beneficial owner of over 20% of our common stock. The loan accrued interest at the rate of 4% per month, or 48% per annum.



Operating Activities.

         The cash used by operating activities for the year ended December 31, 2001 was to be $0.12, attributable primarily to funding ongoing operations.

Investing Activities.

         We did not use any cash in investing activities for the year ended December 31, 2001.

         Our capital expenditures for the year ended December 31, 2001 were $2,645 related to investments in office and manufacturing equipment. We anticipate that our capital expenditures during 2002 will increase because we intend to improve operating efficiencies, and may relocate our principle facility.

Financing Activities.

         In December 2001, we sold ten shares of our Series B Convertible Preferred Stock to a private equity investor in exchange for $25,000. Each share of preferred stock is convertible into two percent of our common stock outstanding as of the date of conversion. The preferred stock shall convert at the earlier to occur of the election of the holder, or December 27, 2002.

         In December 2001, we also completed a private placement of five shares of our Series C Convertible Preferred Stock with a private equity investor in exchange for $50,000. Each share of Series C Stock is convertible into a number of shares of common stock that equals the sum of (i) the quotient obtained by dividing $10,000 by eighty-five percent (85%) of the average of the lowest three
(3) intra-day bids on our common stock, over the ten trading days immediately preceding the date of the conversion, and (ii) twenty percent (20%) of such quotient.

         During 2001, we eliminated an aggregate $3,952,150 in related-party debt from our balance sheet by issuing an aggregate of 3,211,720 shares of common stock.

        o JNC Opportunity Fund, Ltd. cancelled $3,069,699 due under promissory notes, in exchange for 2,455,759 shares of common stock. Encore Capital Management, LLC, which controls JNC Opportunity Fund, Ltd., also controls JNC Strategic Fund, Ltd., which, at the time of the issuance, owned all outstanding shares of our Series A Preferred Stock. Just prior to the transaction, Neil Chau (Deceased), a principle at Encore Capital Management, Inc., served on our board of directors.

        o Sheikh Mohammed Al Rashid cancelled $808,871 due under a promissory note in exchange for 697,097 shares of common stock. At that time, Sheikh Rashid was a director, and beneficially owned over 20% of our outstanding common stock.

        o Albert Mardikian cancelled $53,205, which included royalties due under his license agreements with us, and business-related expenses, in exchange for 42,564 shares of common stock. At the time of the transaction, Mr. Mardikian beneficially owned over 20% of our common stock through his ownership of Sonic Jet Performance, LLC. He also served on our board of directors, and was our interim chief executive officer, our director of design, and chairman and chief executive officer of our international operations.

        o MGS Grand Sports, Inc., the landlord of our Huntington Beach facility, cancelled $20,375 due for past due rent, insurance and for legal fees we agreed to pay in connection with a wrongful termination lawsuit filed against it and us, in exchange for 16,300 shares of common stock. Mr. Mardikian is the majority shareholder, a director and an officer of MGS Grand Sport, Inc. In addition, his brother, wife and brother-in-law are minority shareholders and directors of, and his brother and wife are officers of, MGS Grand Sport, Inc.

         During 2001, we also eliminated $1.6 million from the balance sheet by converting 1,600 shares of Series A Preferred Stock held by JNC Strategic Fund, Ltd., into 1,731,449 shares of common stock.

         Each of the issuances described above occurred on June 29, 2001, and had an effective issue price of $1.25 per share. The market price of our common stock on that day was $0.17.

         We neither used any credit lines nor had any bank loans during fiscal 2001. We have a financing arrangement with Bombardier Capital, collateralized by a certificate of deposit in the amount of $201,000, under which Bombardier finances purchases of our products from some of our dealers. In certain instances, we agree to pay Bombardier financing charges on behalf of the dealers.

         The table below sets forth our obligations and commitments to make future payments under contracts:



 ---------------------------- --------------------------------------------------------------------------
 Contractual Obligations      Payments Due by Period
 ---------------------------- --------------------------------------------------------------------------
                              Total       Less  than 1  1-3 years       4-5 years        After 5 years
                                          year
 ---------------------------- ----------- ------------- --------------- ---------------- ---------------
 Capital Lease Obligations    $12,236     $12,236       0               0                0
 ---------------------------- ----------- ------------- --------------- ---------------- ---------------
 Operating Leases             $8,190      $2,340        $2,340          $2,340           $1,170
 ---------------------------- ----------- ------------- --------------- ---------------- ---------------
 Settlement Payments                                    0               0                0

 Legal Settlement             $74,000     $60,000
 ---------------------------- ----------- ------------- --------------- ---------------- ---------------
 Total    Contractual   Cash  $80,426     $74,576       $2,340          $2,340           $1,170
 Obligations
 ---------------------------- ----------- ------------- --------------- ---------------- ---------------


Material Changes in Financial Condition, Liquidity and Capital Resources

         At the present time, we are not generating sufficient revenue to cover our expenses. Accordingly, our future liquidity will depend on our ability to successfully restructure our operations to reduce our operating losses and our ability to obtain necessary financing from outside sources.

         In July 2001, we ceased operations at our manufacturing facility in Nanning, China because we did not have sufficient cash to pay rent, and to otherwise fund operations. In January 2002, we used a portion of the proceeds from our December 2001 private placements to resume operations in Nanning,

China. Although we have brought our rent payments current, our landlord has converted the lease term, originally set to expire in July 2003, to a month-to-month term.

         We have received a going concern opinion from our independent auditors, which states that we may be unable to continue as a going concern. As a result our current financial condition and ability to continue as a going concern depends on our reducing our expenses and obtaining necessary financing from outside sources.

         Between December 2001 and February 2002, however, the Company raised $535,000 in connection with the issuance of shares of our Series B & C Convertible Preferred Stock. We are using the proceeds to fund ongoing operations.

         On February 5, 2002, we signed an engagement letter with Regents Capital West, a finanacial consultants, pursuant to which it agreed to assist us in a private placement of unregistered common stock in accordance with an applicable exemption from registration under the Securities Act. We agreed to pay Regents Capital West, 8% of the gross proceeds of such offering, including capital raised from the issuance of our securities and from the exercise of warrants we issue in connection with the offering. We also agreed to issue Regents Capital West shares of common stock equal to 5% credit for all capital raised (including warrants) convertible to 144 common stock at $0.18 per share for the first $500,000 of credit, and $0.15 per share for all credit over $500,000.

         The engagement has a 12 month term which we may extend. If we terminate such offering, or perform any act that causes the offering to terminate, before the end of the term of the engagement, in addition, to compensation already paid to Regents Capital West, we must pay a monetary amount between $125,000 and $750,000 depending on the month during which the offering is so terminated. In addition, we agree that if we terminate the offering because we have secured funds from another source, we will issue Regents Capital West shares of common stock equal to 5% credit for all capital raised (including warrants) convertible to 144 common stock at $0.18 per share for the first $500,000 of credit, and $0.15 per share for all credit over $500,000.

         We have not yet determined the amount of the offering. In addition, we cannot assure that the proposed financing will be consummated or that other debt or equity financing will be available to us on commercially reasonable terms.


         In August 2001, we defaulted on the lease for our Huntington Beach property. The default was corrected in January 2002.

         As of March 4, 2002, cash and cash equivalents were $0.12, and our available borrowings under our credit lines were $784,000. Although we believe that we are taking steps to rectify our liquidity position, we cannot assure you that our actions will be successful and that we will be able to continue as a going concern.

Foreign Currency Translation and Hedging

         We are exposed to foreign currency fluctuations through our operations in China. At December 31, 2001 approximately 1.60% of our revenue are in Chinese Yen. We do not enter into forward exchange contracts or any derivative financial investments for trading purposes. Thus, we do not currently hedge our foreign currency exposure.

FORWARD-LOOKING STATEMENTS

         A number of the matters and subject areas discussed in this Form 10-KSB are forward-looking in nature. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may differ materially from our actual future experience involving any one or more of such matters and subject areas. We wish to caution readers that all statements other than statements of historical facts included in this Annual Report on Form 10-KSB regarding our financial position and business strategy, may constitute forward-looking statements. All of these forward-looking statements are based on estimates and assumptions made by our management, which although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed on such estimates and statements. No assurance can be given that any of such estimates or statements will be realized and it is likely that actual results will differ materially from those contemplated by such forward-looking statements. We have attempted to identify, in context, certain of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. In addition to the items specifically discussed in the foregoing, our business and results of operations are subject to the rules and uncertainties described under the heading "Factors That May Affect Future Results" contained herein, however, the operations and results of our business also may be subject to the effect of other risks and uncertainties. Such risks and uncertainties include, but are not limited to, items described from time to time in our reports filed with the Securities and Exchange Commission.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We have a history of losses and negative cash flows. We expect these losses and negative cash flows to continue in the future. If we are unable to generate sufficient revenue from our operations or raise additional operating capital, we may not be able to continue to operate our business, and you may lose your investment.

         We have experienced net losses and negative cash flows and our net losses and our negative cash flows will continue for the foreseeable future. Unless we increase our revenues or are able to obtain additional operating capital, we may not be able to operate profitably in the future or generate positive cash flows. If we cannot operate profitably or generate positive cash flows we may be unable to continue to operate our business, and you may lose your investment.

If we are unable to raise additional capital, we will not be able to achieve our business plan and you could lose your investment.

         We need to raise additional funds through public or private debt or equity financing to be able to fully execute our business plan. Any additional capital raised through the sale of equity may dilute your ownership interest. We may not be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds, we will be unable to execute our business plan and you could lose your investment.

If all or a substantial portion of the shares of our common stock offered for sale by the prospectus related to the registration statement we are obligated to file, are sold in a short period of time, our stock price may be adversely affected. Our stock price may also be adversely affected by the perception that such sales could occur.

         We have agreed to register shares of our common stock held by certain common stock holders as well as shares of common stock underlying our Series B Convertible Preferred Stock and our Series C Convertible Preferred Stock. We intend to file a registration statement during the second quarter of 2002. Depending on the market price of our common stock at the time the preferred shareholders convert their stock, the number of shares registered could be substantial. We cannot control when the selling stockholders will sell their shares. If all or a substantial portion of the shares of common stock offered for sale by that prospectus are sold in a short period of time, the common stock available for sale may exceed the demand and the stock price may be adversely affected. In addition, the mere perception that such sales could occur may depress the price of our common stock.

If we are unable to retain our key employees we may be unable to execute on our business plan.

         Our success depends in significant part on the continued services of our key employees, including Albert Mardikian, our director of design, and chairman and chief executive officer of our international operations. Mr. Mardikian holds the patents on the designs we use to build our boats and is integral to designing and supervising the construction of the boats. Losing Mr. Mardikian or one or more of our other key personnel may seriously impair our ability or could cause us to fail to successfully implement our business plan. This may have a material adverse effect on our business, results of operations and financial condition and you could lose your investment.

We face competition.

         The boat industry is very competitive and competition is increasing in the United States and abroad. We may not be able to compete successfully against either current or future competitors. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business. If we are unable to successfully compete, we will be unable to achieve our business plan and you could lose your investment. See "Competition."

To date, we have sold only small quantities of our boats and accessories. There can be no assurance that our products will be widely accepted.

         To date, we have sold only small quantities of our boats and accessories. We intend to generate sales through our dealer network and our direct sales force, both of which we are seeking to expand throughout the United States and abroad. We cannot assure you that we will be able to successfully maintain or expand our dealer network or sales force to distribute our products or that we will generate enough sales. Our failure to do so could have a material adverse effect on our business, results of operations and financial condition and you could lose your investment.

We do not own our designs.

         We do not own our designs. We license them from Mardikian Marine Design, LLC, an entity controlled by Albert Mardikian, the beneficial owner of over 20% of our outstanding common stock, our design director, and chairman and chief executive officer of our international operations, and a principal of Ashford Capital, LLC, which holds all of the outstanding shares of our Series B Convertible Preferred Stock, which is convertible into 20% of our outstanding common stock, on a fully diluted basis.

         In the future, litigation may be necessary to enforce our license rights or to determine the validity and scope of the proprietary rights of others. Any such litigation could be time-consuming and costly. There can be no assurance that any patent relating to our products or our license rights, will not be challenged, in-validated, or circumvented or that the rights granted to us will give us a competitive advantage.

We have potential liability for personal injury and property damage claims.

         We may be exposed to liability for personal injury or property damage claims relating to the use of our products. A wrongful death action was filed against us in September 2000. Although we settled that lawsuit and it did not materially affect our business, any future claim against us for personal injury or property damage could materially adversely affect our business, financial condition, and results of operations and result in negative publicity. We maintain product liability and other liability insurance which we believe is adequate. However, there can be no assurance that we will not experience legal claims in excess of our insurance coverage or that our insurance will not cover.

We are susceptible to fluctuations in the economy. If fewer boats are purchased in response to general slowdowns in the economy, our business could be adversely affected.

         Sales of recreational boats generally fluctuate with the economy. In the United States, for example, the sale of recreational boats has been steadily declining since 1995. Sales have gone from approximately 200,000 units in 1995 to approximately 83,000 units in 2001. Fluctuations in the growth of the market for recreational boats could cause fluctuations in our operating results and a stagnation or decline in the growth of the recreational boats market could have a material adverse effect on our business, financial condition, and results of operations.

If we are unable to obtain certain components or raw materials that we use to manufacture our boats, we may be unable to build new boats.

         We depend on certain vendors to provide us with key components and raw materials we use to build our boats. While we believe our current vendor relationships are sufficient to provide the materials necessary to meet present production demands, we cannot assure that these relationships will continue or that the quantity or quality of materials available from these vendors will be sufficient to meet our future needs. Disruptions in current vendor relationships or our inability to continue to purchase construction materials or components in sufficient quantities and of sufficient quality could lower our sales or increase our cost of goods. Additionally, current or future price increases in construction materials or components could cause a reduction in our profit margins or reduce the number of boats we can manufacture and sell. If this occurs, our business, financial condition, and results of operations would be materially adversely affected, and you could lose your investment.

         The hulls on our boats are molded to fit engines and pumps manufactured by Mercury Marine. Although there are other engines and pumps available on the market, if we are unable to obtain Mercury Marine engines and pumps in a timely manner, at an acceptable cost, or at all, we may need to redesign and reconstruct the molds we use to build the hulls for our boats, which we believe would take a minimum of one month. If we do not have a sufficient inventory of Mercury Marine engines or pumps, or we are unable to find a suitable replacement, we may not be able to manufacture any boats for a period of time, which could materially adversely affect our business, results from operations and financial condition, and you could lose your investment.

If we are unable to comply with environmental and other regulatory laws, our business may be exposed to liabilities and fines.

         Our operations and our products are subject to extensive regulation, supervision, and licensing under various federal, state, local and foreign statutes, ordinances, and regulations, including, but not limited to, environmental regulations, health and safety regulations and labor regulations. While we believe we maintain all requisite licenses and permits and are in compliance with all applicable regulations, there can be no assurance that we will be able to maintain all requisite licenses and permits, and maintain compliance with applicable regulations. Our failure to satisfy those and other regulatory requirements, or the adoption of additional laws, rules, and regulations could have a material adverse effect on our business, financial condition, and results of operations.

         Our manufacturing business involves the use, handling, storage, and contracting for recycling or disposal of, hazardous or toxic substances or wastes, including environmentally sensitive materials, such as batteries, solvents, lubricants, degreasing agents, gasoline, and resin. We must comply with certain requirements for the use, management, handling, and disposal of these materials. We use small amounts of these materials at our Huntington Beach facility and large amounts at our factory in Nanning, China. We, however, do not maintain insurance for pollutant cleanup and removal. If we are found responsible for any hazardous contamination, any fines or penalties we may be required to pay, or any clean up we are required to perform, could be very costly. Even if we are charged, and later found not responsible, for such contamination or clean up, the cost of defending the charges could be high. If either of the foregoing occurs, our business, results from operations and financial condition could be materially adversely affected, and you could lose your investment.

         In addition, the EPA has passed various air emissions regulations for outboard marine engines that impose stricter emissions standards for two-cycle, gasoline outboard marine engines. Emissions from such engines must be reduced by approximately 75% over a nine-year period that began in 1998. The California legislature has enacted similar regulations that are already effective, and with which the engines we install in most of our commercial boats do not comply. We, therefore, equip boats we sell for use in California with a different engine. We expect other states will pass similar laws. If future emissions standards or other regulations materially increase the cost of engines, or if manufacturers are unable to comply with such standards or regulations, our business, results from operations and financial condition could be materially adversely affected, and you could lose your investment.

We have a dispute with one of the partners of our joint venture in Dalian, China.

         We own 45% of Dalian Sonic Jet Co., Ltd., a joint venture company organized under the laws of the People's Republic of China, which was formed for the purpose of manufacturing the shells of our boats in Dalian, China. In June 2000, we stopped purchasing shells from the joint venture because we believed there were quality control problems with the manufacturing process. Soon thereafter, Dalian Sonic Jet Co., Ltd. ceased all operations. The joint venture claims we owe it $60,000 on account of boat shells which we allegedly ordered but for which we did not pay. We do not intend to purchase any more products from the joint venture. We are currently negotiating a settlement with the joint venture, which would include its dissolution. Although we do not believe we have any substantial liability associated with the joint venture, if any litigation is commenced against us, it would likely be commenced in China, and we would need to spend significant money and management time in our defense. If a court determined that we have breached our obligation to the joint venture by discontinuing our performance under the joint venture, we could be liable for damages. This could materially and adversely affect our business, results from operations and financial condition, and you could lose your investment.

If China's favorable trade status with the United States ceases, or import tariffs or taxes otherwise increase, our cost of goods could substantially increase.

         The hulls for our boats are manufactured in Nanning, China. The United States has designated China as a most favored nation, which has resulted in low tariffs on imports into the United States from China. Each year, the United States reconsiders the renewal of China's status as a most favored nation. If import tariffs or taxes increase because the United States does not renew or revokes China's most favored nations status, or for any other reason, our cost of goods would substantially increase, and our business, financial condition, and results of operations would likely be materially adversely effected, and you could lose your investment.

Changes in China's political, social and economic environment may affect our financial performance.

         Our financial performance may be affected by changes in China's political, social and economic environment. We have been able to cost-effectively produce our boats, in part, by manufacturing the hulls for our boats in China. The role of the Chinese central and local governments in the Chinese economy is significant. Chinese policies toward economic liberalization, and laws and policies affecting foreign companies, foreign investment, currency exchange rates and other matters could change, resulting in greater restrictions on our ability to do business and operate our manufacturing facilities in China. The Chinese government could impose surcharges, increase our tax rates, or revoke, terminate or suspend our operating licenses without compensating us. Also, China has from time to time experienced instances of civil unrest and hostilities. Confrontations have occurred between the military and civilians. If for these or any other reason, we lose our ability to manufacture our products in China, or our cost of doing business in China increases, our business, financial condition, and results of operations would be materially and adversely affected, and you could lose your investment.


         FINANCIAL STATEMENTS

         The information required by this item is included in pages F-1 through F-20 attached hereto and incorporated herein by reference. The index to the consolidated financial statements can be found at F-1.

     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On September 17, 2001, we dismissed Singer Lewak Greenbaum & Goldstein LLP, as our principal independent accountant. Singer Lewak's audit report for our financial statements for the periods ended December 31, 1999 and December 31, 2000, included a going concern uncertainty paragraph indicating that there is uncertainty about our ability to continue as a going concern. To replace that firm, we hired Michael Johnson & Co., LLC, as our principal independent accountant.

         Our board of directors approved the change of our accountant. We had no disagreements with Singer Lewak Greenbaum & Goldstein LLP, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to their satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTES AND CONTROL PERSONS;  COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT

         The information set forth under the captions "ELECTION OF DIRECTORS" and "TRANSACTIONS WITH MANAGEMENT AND OTHERS -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement (the "Proxy Statement") for the Annual Meeting of Stockholders we intend to hold in May 2002, is incorporated herein by reference. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission (the "Commission") not later than 120 days after the close of Fiscal 2001.

EXECUTIVE COMPENSATION

         Except as specifically provided, the information set forth under the captions "COMPENSATION OF EXECUTIVE OFFICERS" and "INFORMATION ABOUT THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD -- Compensation of Directors" in the Proxy Statement is incorporated herein by reference. The Proxy Statement will be filed with the Commission not later than 120 days after the close of Fiscal 2001.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Proxy Statement is incorporated herein by reference. The Proxy Statement will be filed with the Commission not later than 120 days after the close of Fiscal 2001.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the caption "TRANSACTIONS WITH MANAGEMENT AND OTHERS" in the Proxy Statement is incorporated herein by reference. The Proxy Statement will be filed with the Commission not later than 120 days after the close of Fiscal 2001.

EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         The exhibits listed below are hereby filed with the Commission as part of this Annual Report on Form 10-KSB. Certain of the following exhibits have been previously filed with the Commission pursuant to the requirements of the Securities Act or the Exchange Act. Such exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated herein by reference. We will furnish a copy of any exhibit upon request, but a reasonable fee will be charged to cover our expense in furnishing such exhibit.

Exhibit    Description
Number
3.1 Articles of Incorporation for Boulder Capital Opportunities III, Inc. (Previously filed with the Commission on March 24, 1997, as Exhibit 3.(i) to the Company's General Form for Registration of Securities of Small Business Issuer on Form 10-SB.)

3.2 Articles of Amendment to the Articles of Incorporation of Boulder Capital Opportunities III, Inc., filed January 15, 1997 (Filed herewith.)

3.3 Articles of Amendment to the Articles of Incorporation for Boulder Capital Opportunities III, Inc., filed November 5, 1998 (Previously filed with the Commission on April 15, 1998, as Exhibit 3.(iv) to the Company's Current Report on Form 8-K.)

3.4 Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Boulder Capital Opportunities III, Inc. (Previously filed with the Commission on July 6, 1998, as Exhibit 7.4 to the Company's Current Report on Form 8-K.)

3.5 Bylaws for Boulder Capital Opportunities III, Inc. (Previously filed with the Commission on March 24, 1997, as Exhibit 3.(ii) to the Company's General Form for Registration of Securities of Small Business Issuer on Form 10-SB.)

3.6        Certificate of Designation for Series B Convertible
           Preferred Stock (Previously filed with the Commission on January 7, 2002, as Exhibit 3.1 to the Company's Current Report on Form 8-K.)

3.7        Certificate of Designation for Series C Convertible
           Preferred Stock (Previously filed with the Commission on January 7, 2002, as Exhibit 3.2 to the Company's Current Report on Form 8-K.)

10.1 2000 Stock Plan of Sonic Jet Performance, Inc. (Previously filed with the Commission on June 30, 2000 as Appendix A to the Company's Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934.)

10.2 Contract for Sino-Foreign Contractual Joint Venture of Dalian Sonic Jet Co., Ltd. (Previously filed with the Commission on April 30, 1999, as Exhibit 10.4 to the Company's Current Report on Form 10-KSB.)

10.3 Contract for Sino-Foreign Contractual Joint Venture of Nanning Sonic Jet Co., Ltd. (Previously filed with the Commission on April 30, 1999, as Exhibit 10.5 to the Company's Current Report on Form 10-KSB.)

10.4 Series B Convertible Preferred Stock Purchase Agreement between Ashford Capital, LLC and Sonic Jet Performance, Inc. (Previously filed with the Commission on January 7, 2002, as Exhibit 10.1 to the Company's Current Report on Form 8-K.)

10.5 Series C Convertible Preferred Stock Purchase Agreement between e-Fund Capital Partners, LLC, and Sonic Jet Performance, Inc. (Previously filed with the Commission on January 7, 2002, as Exhibit 10.2 to the Company's Current Report on Form 8-K.)

10.6 Agreement dated August 23, 2001, between Sonic Jet Performance, Inc., JNC Opportunity Fund, Ltd. and JNC Strategic Fund Ltd. (Filed herewith.)

10.7 Letter Agreement between Sonic Jet Performance, Inc., and Encore Capital Management, LLC, JNC Opportunity Fund, Ltd. and JNC Strategic Fund, Ltd. (Previously filed with the Commission on January 7, 2002, as Exhibit 10.3 to the Company's Current Report on Form 8-K.)

10.8 Letter Agreement dated June 15, 2001, between Sonic Jet Performance, Inc. and Sheikh Mohammed Al Rashid (Filed herewith.)

10.9 Letter Agreement between Sonic Jet Performance, Inc. and Sheikh Mohammed Al Rashid (Previously filed with the Commission on January 7, 2002, as Exhibit 10.4 to the Company's Current Report on Form 8-K.)

10.10 Letter dated February 5, 2002, between Regents Capital West and Sonic Jet Performance, Inc. (Filed herewith.)

10.11 Employment Offer Letter dated January 2, 2002, between Madhava Rao Mankal and Sonic Jet Performance, Inc. (Filed herewith.)

21.0       List of Subsidiaries.(Filed herewith)

24.1       Power of Attorney (included in signature page).


(b)      Reports on Form 8-K.

         On October 8, 2001, we filed a Current Report on Form 8-K reporting that we terminated Singer, Lewak, Greenbaum & Goldstein, LLP, as our certifying accountant, and engaged Michael Johnson & Co., LLC, as our new certifying accountant.

         On October 16, 2001, we filed an amendment to the Current Report on Form 8-K we filed on October 8, 2001. The amendment included as an Exhibit, a letter from Michael Johnson & Co., LLC, acknowledging its engagement as our certifying accountant.

         On November 6, 2001, we filed a Current Report on Form 8-K reporting the resignation of Scott R. Ervin as a director, and the resignation of Albert Mardikian as Interim Chief Executive Officer, and as a director.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SONIC JET PERFORMANCE, INC.

Date:  March 14, 2002                       By: /s/ Madhava Rao Mankal
                                               ---------------------------------
                                                Madhava Rao Mankal
                                                President


POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that such person whose signature appears below constitutes and appoints Madhava Rao Mankal, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                        Capacity                                        Date

/s/ MADHAVA RAO MANKAL      President, Chief Financial Officer,  March 12, 2002
--------------------------  Secretary,  and Director (Principal
Madhava Rao Mankal          Executive Officer & Principal
                            Financial & Accounting Officer)

/s/ GEORGE MOSEMAN          Director                             March 13, 2002
--------------------------
George Moseman


/s/ SCOTT ERVIN             Director                             March 14, 2002
--------------------------
Scott R. Ervin

Exhibit List


Exhibit   Description
Number
3.1 Articles of Incorporation for Boulder Capital Opportunities III, Inc. (Previously filed with the Commission on March 24, 1997, as Exhibit 3.(i) to the Company's General Form for Registration of Securities of Small Business Issuer on Form 10-SB.)

3.2 Articles of Amendment to the Articles of Incorporation of Boulder Capital Opportunities III, Inc., filed January 15, 1997 (Filed herewith.)

3.3 Articles of Amendment to the Articles of Incorporation for Boulder Capital Opportunities III, Inc., filed November 5, 1998 (Previously filed with the Commission on April 15, 1998, as Exhibit 3.(iv) to the Company's Current Report on Form 8-K.)

3.4 Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Boulder Capital Opportunities III, Inc. (Previously filed with the Commission on July 6, 1998, as Exhibit 7.4 to the Company's Current Report on Form 8-K.)

3.5 Bylaws for Boulder Capital Opportunities III, Inc. (Previously filed with the Commission on March 24, 1997, as Exhibit 3.(ii) to the Company's General Form for Registration of Securities of Small Business Issuer on Form 10-SB.)

3.6 Certificate of Designation for Series B Convertible Preferred Stock (Previously filed with the Commission on January 7, 2002, as Exhibit
          3.1 to the Company's Current Report on Form 8-K.)

3.7 Certificate of Designation for Series C Convertible Preferred Stock (Previously filed with the Commission on January 7, 2002, as Exhibit
          3.2 to the Company's Current Report on Form 8-K.)

10.1 2000 Stock Plan of Sonic Jet Performance, Inc. (Previously filed with the Commission on June 30, 2000 as Appendix A to the Company's Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934.)

10.2 Contract for Sino-Foreign Contractual Joint Venture of Dalian Sonic Jet Co., Ltd. (Previously filed with the Commission on April 30, 1999, as Exhibit 10.4 to the Company's Current Report on Form 10-KSB.)

10.3 Contract for Sino-Foreign Contractual Joint Venture of Nanning Sonic Jet Co., Ltd. (Previously filed with the Commission on April 30, 1999, as Exhibit 10.5 to the Company's Current Report on Form 10-KSB.)

10.4 Series B Convertible Preferred Stock Purchase Agreement between Ashford Capital, LLC and Sonic Jet Performance, Inc. (Previously filed with the Commission on January 7, 2002, as Exhibit 10.1 to the Company's Current Report on Form 8-K.)

10.5 Series C Convertible Preferred Stock Purchase Agreement between e-Fund Capital Partners, LLC, and Sonic Jet Performance, Inc. (Previously filed with the Commission on January 7, 2002, as Exhibit 10.2 to the Company's Current Report on Form 8-K.)

10.6 Agreement dated August 23, 2001, between Sonic Jet Performance, Inc., JNC Opportunity Fund, Ltd. and JNC Strategic Fund Ltd. (Filed herewith.)

10.7 Letter Agreement between Sonic Jet Performance, Inc., and Encore Capital Management, LLC, JNC Opportunity Fund, Ltd. and JNC Strategic Fund, Ltd. (Previously filed with the Commission on January 7, 2002, as Exhibit 10.3 to the Company's Current Report on Form 8-K.)

10.8 Letter Agreement dated June 15, 2001, between Sonic Jet Performance, Inc. and Sheikh Mohammed Al Rashid (Filed herewith.)

10.9 Letter Agreement between Sonic Jet Performance, Inc. and Sheikh Mohammad Al Rashid (Previously filed with the Commission on January 7, 2002, as Exhibit 10.4 to the Company's Current Report on Form 8-K.)

10.10 Letter dated February 5, 2002, between Regents Capital West and Sonic Jet Performance, Inc. (Filed herewith.)

10.11 Employment Offer Letter dated January 2, 2002, between Madhava Rao Mankal and Sonic Jet Performance, Inc. (Filed herewith.)

21.0      List of Subsidiaries (Filed herewith).

23.1      Consent  of  Michael  Johnson  &  Co.,  LLC,   Independent   Auditors,
          _______________, __state______.

24.1      Power of Attorney (included in signature page).

               ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           SONIC JET PERFORMANCE, INC.
                                 AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2001 AND 2000




                   SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                                    CONTENTS
                                December 31, 2001



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

     Notes to Consolidated Financial Statements                       F-9 - F-19

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Sonic Jet Performance, Inc. and subsidiary

We have audited the accompanying consolidated balance sheet of Sonic Jet Performance, Inc. and subsidiary as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonic Jet Performance, Inc. and subsidiary as of December 31, 2001, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The financial statements for the year ended December 31, 2000,were audited by other accountants, whose report dated May 14, 2001, expressed an unqualified opinion on those statements. They have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the years ended December 31, 2001 and 2000, the Company incurred net losses of $1,437,818 and $7,458,046, respectively. In addition, the Company's accumulated deficit was $11,009,005 as of December 31, 2001. As discussed in Note 2, conditions exist which raise substantial doubt about the Company's ability to continue unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.


/s/ Michael Johnson & Co., LLC.
Michael Johnson & Co, LLC
Denver, Colorado
February 28, 2002

                   SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  December 31,


ASSETS
                                                  2001       2000
Current assets
     Cash                                        $42,760   $ 40,129
     Restricted cash                             201,004    203,120
     Accounts receivable                           9,500     45,760
     Inventories                                 363,971    574,903
     Due from related party                            -    393,291
     Other current assets                          7,731      3,450
                                               ---------  ---------

         Total current assets                    624,966  1,260,653
                                               ---------  ---------

Property and equipment, net                    1,221,313  1,359,910
                                               ---------  ---------

Other assets
     Licensing rights                            267,500    267,500
                                               ---------  ---------

                      Total assets            $2,113,779 $2,888,063
                                              ========== ==========


   The accompanying notes are an integral part of these financial statements.

                   SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  December 31,


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Accounts payable                                $458,416   $192,206
     Accrued payroll taxes                             70,936     68,486
     Accrued interest                                       -    300,834
   Other accrued liabilities                          397,276    386,215
     Current portion of capitalized lease oblig.       12,236      1,432
     Convertible debts - related party                      -  2,801,301
                                                     --------  ---------
         Total current liabilities                    938,864  3,750,474
                                                      -------  ---------

Capitalized lease obligations, net of current portion       -     12,236
Subordinated note payable - related party                   -    600,000
                                                     --------    -------
              Total liabilities                       938,864  4,362,710
                                                     --------  ---------

Commitments and contingencies

Stockholders' deficit
     Preferred stock, no par value
         10,000,000 shares authorized
      Series A Convertible Preferred Stock
      1600 shares issued and outstanding                    -  1,500,000
         Series B Convertible preferred stock
         1 shares issued and outstanding               25,000          -
        Series C Convertible preferred stock
         5 shares issued and outstanding               50,000          -
      Common stock, no par value
         100,000,000 shares authorized
         19,333,936 shares issued and outstanding  12,015,715  4,328,777
     Additional paid-in capital stock warrants              -  1,024,627
   Additional paid-in capital                               -  1,098,000
     Shares committed to be issued                     93,205    143,872
   Accumulated Comprehensive income                         -     20,330
     Accumulated deficit                          (11,009,005)(9,590,253)
                                                   ---------- ----------
                  Total stockholders' deficit       1,174,915 (1,474,647)
                                                    ---------  ---------

     Total liabilities and stockholders' deficit   $2,113,779 $2,888,063



   The accompanying notes are an integral part of these financial statements.


                   SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the Years Ended December 31,



                                                           2001                            2000
                                                           ----                            ----
Sales                                                  $1,199,047                  $1,032,355

Cost of sales                                             896,084                     870,676
                                                      -----------                 -----------

Gross profit                                              302,963                     161,679
                                                       ----------                 -----------
Operating expenses
     General and administrative expenses                1,501,864                   3,101,037
     Impairment loss                                            -                   2,350,045
                                                     ------------                   ---------

     Total operating expenses                          (1,501,864)                 (5,451,082)
                                                        ----------                 ----------

Loss from operations                                   (1,198,901)                 (5,289,403)
                                                       -----------                 ----------
Other income (expense)
     Other income                                         172,258                      15,694
     Interest income                                        7,056                       3,463
     Interest expense                                     (24,938)                 (2,187,800)
   Extraordinary Loss                                    (393,293)                          -
                                                      ------------                -----------
         Total other income (expense)                    (238,917)                 (2,168,643)
                                                      ------------                 ----------
Net loss                                              $(1,437,818)              $  (7,458,046)
                                                       ===========                ============
Basic and diluted loss per share                           $(0.09)                     $(0.58)
                                                        ----------                  ----------
Weighted-average shares used to compute basic and
     fully diluted loss per share                      15,847,263                   12,896,202
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



                                   SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                        For the Years Ended December 31,



                               Additional
                                                                 Paid-In                             Accumulated
                                                                 Capital -                 Shares    Compre-
                                                                  Stock      Additional   Committed  hensive
                              Preferred Stock       Common Stock  Warrant    Paid-In         to be    Income   Accumulated
                      ------------------------------------------
                      Shares    Amount       Shares       Amount Outstanding Capital      Issued     (Loss)    Deficit         Total
                      ------------------------------------------ -------------------------------------------------------------------
Balance, December
   31, 1999            1,600   1,500,000   12,676,000 3,618,194    316,026    272,000     799,455   (4,943)  (2,132,207)  4,368,525
Issuance of common
   stock                                      348,767   710,583                          (655,583)                           55,000
Capital changes due
   to debt financing                                               708,601    826,000                                     1,534,601
Cumulative translation
   adjustment                                                                                       25,273                   25,273
Net loss                                                                                                     (7,458,046) (7,458,046)
                      ------- ----------  ----------- ---------   --------   ---------  ----------  -------  -----------  ----------
Balance, December
   31, 2000            1,600   1,500,000   13,024,767  4,328,777  1,024,627  1,098,000    143,872    20,330  (9,590,253) (1,474,647)

Issuance of common
   stock              (1,594) (1,425,000)   6,309,169  7,686,938 (1,024,627)(1,098,000)   (50,667)  (20,330)     20,332   4,088,646
 Capital changes due
   to debt financing
Prior Year transaction                                                                                           (1,266)     (1,266)
Cumulative translation
   adjustment
Net loss                                                                                                     (1,437,818) (1,437,818)
                      ------- ----------  ----------- ---------   --------   ---------  ----------  -------  -----------  ----------
Balance, December
   31, 2001                6     75,000    19,333,936 12,015,715   -----      -------      93,205      ---  (11,009,005)  1,174,915




   The accompanying notes are an integral part of these financial statements.


                   SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,

                                                                        2001      2000
Cash flows from operating activities
   Net loss                                                        $  (1,437,818)  $(7,458,046)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities
       Depreciation and amortization                                     141,314        49,735
       Write off of molds and tools on discontinued product                    -     2,350,045
       Write off of licensing rights                                           -       267,500
       Write off of inventories                                                -       533,181
       Loss from sale of property and equipment                                -        43,491
       Income due to settlement of debt                                 (164,335)            -
       Bad debts                                                         152,970       293,835
       Provision for warrants                                            100,000             -
     Write off Investments in Dalian Sonic Jet co, ltd                   393,292             -
       Write off Dalian Sonic Jet Co, Ltd Inventory                        5,863             -
     Interest relating to beneficial conversion of debt and below
      market warrants                                                          -     1,959,302
         Common stock committed for services                              93,205             -
       Common stock issued for services                                   96,080        55,000
         (Increase) decrease in
        Account receivable                                                36,261      (327,751)
         Other receivables                                                (4,281)          699
         Inventories                                                     205,069        23,815
         Due from related party                                          (32,084)       36,977
         Prepaid inventories                                                   -        20,000
         Other current assets                                                  -             -
       Increase (decrease) in
         Account payable                                                 430,546       255,491)
         Accrued payroll taxes                                             2,450            83
         Accrued interest                                                      -       289,055
         Other accrued liabilities                                     (138,940)       107,801
         Due to related parties                                               -              -
                                                                       ---------     ---------
 Net cash provided by (used in) operating                                120,408)   (2,010,769)
                                                                         -------    ----------



Cash flows from investing activities
   Restricted cash                                                         2,116     (203,120)
   Purchase of property and equipment                                     (2,645)     (56,522)
   Proceeds from sale of property and equipment                                -        1,000
   Proceeds from sale of other assets                                          -       22,575
   Tooling                                                                     -            -
                                                                         -------   -----------
 Net cash used in investing activities                                      (529)    (236,067)
                                                                       ---------     --------

Cash flows from financing activities
   Proceeds from convertible debt - related party                        125,000    2,171,151
   Proceeds from (payments on) capitalized lease obligation               (1,432)      (1,303)
                                                                         -------     ---------
 Net cash provided by financing activities                               123,568    2,169,848
                                                                         -------    ---------

Effect of exchange rate on cash and cash equivalents                           -       36,560
                                                                         -------    ----------

              Net decrease in cash                                         2,631      (40,428)

Cash, beginning of year                                                   40,129       80,557
                                                                         -------       -------

Cash, end of year                                                        $42,760      $40,129
                                                                         =======      =======

Supplemental disclosures of cash flow information

   Interest paid                                                         $24,937        $ 537
                                                                         =======        =====

   Income taxes paid                                                      $  800        $ 800
                                                                         =======        =====



   The accompanying notes are an integral part of these financial statements.

Supplemental schedule of non-cash investing and financing activities
During the year ended December 31, 2001, the Company recorded a reduction of $164,335 in accounts payable that was treated as other income. Also a provision of $100,000 for Warranty on boats was recorded.

During the year ended December 31, 2001, the Company issued 6,309,169 restricted shares of common stock valued at $6,044,961 in connection with the settlement agreement of all outstanding debts owed by the Company under loan agreements, agreement between the Company and Plaintiffs in Wrongful death case and outstanding amounts owed to employee and other expenses.

During the year ended December 31, 2001, the Company recorded $93,205 for settlement with employees and consultants by committing to issue shares, which represents the Company's commitment to issue 1,656,695 shares of common stock.

Cash from investing and financing activities exclude the effect of the acquisition of real property through the assumption of debt.

                   SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,


NOTE 1 - NATURE OF BUSINESS

         Sonic Jet Performance, Inc. ("SJPI"), a Colorado corporation, and subsidiary (collectively, the "Company") designs and manufactures commercial and recreational boats. The principal executive office is located in Huntington Beach, California.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation
         The consolidated financial statements include the accounts of SJPI and its wholly owned subsidiary, Nanning Sonic Jet, LLC. During the year ended December 31, 2001. All inter-company balances and transactions are eliminated in consolidation.

         Going Concern
         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended December 31, 2001 and 2000, the Company incurred losses of $1,437,818 and $7,458,046 respectively, and the Company's accumulated deficit was $11,009,005 as of December 31, 2001. Realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, obtaining additional financing, and the success of its future operations.

         Since December 31, 2001, the Company has received $460,000 from the various subscribers. On February 5, 2002, the Company signed an engagement letter with Regents Capital West, an investment banker, pursuant to which it agreed to assist the Company in a private placement of unregistered common stock in accordance with an applicable exemption from registration under the Securities Act. The Company agreed to pay Regents Capital West, 8% of the gross proceeds of such offering, including capital raised from the issuance of the Company's securities and from the exercise of warrants issued in connection with the offering. The Company also agreed to issue Regents Capital West shares of common stock equal to 5% of any proceeds raised in such offering. Such shares shall be issued at $0.18 per share for any amount raised up to $500,000, and at $0.15 per share for any amounts raised in addition to $500,000. The engagement has a 12 month term which may be extended. If the Company terminates such offering, or performs any act that causes the offering to terminate, before the end of the term of the engagement, in addition to compensation already paid to Regents Capital West, the Company must pay a monetary amount between $125,000 and $750,000 depending on the month during which the offering is so terminated. In addition, if the Company terminates the offering because it has secured funds from another source, the Company will issue Regents Capital West shares of common stock equal to 5% of any proceeds received from such alternative funding source. Such shares shall be issued at $0.18 per share for any amount raised up to $500,000, and at $0.15 per share for any amounts raised over $500,000.The Company has entered into agreement with Bombardier Capital for financing dealers under a dealer's floor plan. Management expects such a receivable-financing program will provide sufficient cash to continue the Company's present operations.

         Comprehensive Income (Loss)
         The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income (loss) and its components in a financial statement. Comprehensive income (loss) as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income (loss), which are excluded from net loss, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income (loss) consists of foreign currency translation adjustments and is presented in the consolidated statements of stockholders' equity (deficit).

         Cash Equivalents
         For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of United States government securities.

         Restricted Cash
         Restricted cash consists of money deposited in a money market account to secure a letter of credit for approximately the same amount. The letter of credit was issued under a Floor Plan Repurchase Agreement with a financing company, which finances certain customers of the Company who are dealers and distributors.

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

                  Building and improvements               20 years
                  Furniture and fixtures                   7 years
                  Machinery and equipment                  7 years
                  Tooling and molds                        7 years
                  Vehicles                                 7 years

         The Company capitalizes costs incurred on tooling and molds once the design of the product is completed and independent marketing channels establish marketability of the product.

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

         Income Taxes
         The Company uses the asset and liability method of accounting for income taxes. The asset and liability method accounts for deferred income taxes by applying enacted statutory rates in effect for periods in which the difference between the book value and the tax bases of assets and liabilities are scheduled to reverse. The resulting deferred tax asset or liability is adjusted to reflect changes in tax laws or rates. Because the Company has incurred losses from operations, no benefit is realized for the tax effect of the net operating loss carry-forward due to the uncertainty of its realization.

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

         Revenue Recognition
         Revenues from products and services are recognized at the time goods are shipped or services are provided to the customer, with an appropriate provision for returns and allowances.

         Recently Issued Accounting Pronouncements
         In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," (an Interpretation of Accounting Principles Bulletin Opinion No. 25 ("APB 25")) ("FIN 44"). FIN 44 provides guidance on the application of APB 25, particularly as it relates to options. The effective date of FIN 44 is July 1, 2000, and the Company has adopted FIN 44 as of that date.


NOTE 3 - CONCENTRATION OF CREDIT RISK

         The Company maintains bank accounts at several banks. Deposits at the banks are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At times, the Company holds cash with these banks in excess of amounts insured by federal agencies. As of December 31, 2001, the amount in excess of the FDIC limit totaled $101,004. Management believes the financial risk associated with these financial instruments is minimal.

NOTE 4 - INVENTORIES

         Inventories at December 31, 2001 consisted of the following:

                  Raw materials and supplies                          $ 37,704
                  Work in process                                      255,101
                  Finished goods                                        71,166
                                                                      --------

                      Total                                            $363,971

NOTE 5 - PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2001 consisted of the following:

                  Building and improvements                         $   32,933
                  Furniture and fixtures                                13,613
                  Machinery and equipment                              309,043
                  Tooling and molds                                      6,000
                  Tooling - new products                             1,210,290
                  Vehicles                                              20,899
                                                                       -------
                                                                    1,592,778
                  Less accumulated depreciation and amortization     (371,465)
                                                                     --------

                      Total                                        $1,221,313

         Depreciation expense for the year ended was $141,314.


NOTE 6 - CONVERTIBLE DEBT - RELATED PARTY

         Convertible debt and accrued interest owed to JNC Opportunity fund, Ltd. in the amount of $3,069,699 was converted to 2,455,759 shares of 144D common stock on June 29, 2001. Also 1,600 Convertible Preferred stock and negotiated dividend on preferred stock in the name of JNC Strategic Fund, Ltd. were converted to 1,731,449 shares of 144D common stock on June 29, 2001.


NOTE 7 - SUBORDINATED NOTE PAYABLE - RELATED PARTY

         $600,000 Promissory Note and accrued interest payable to Sheikh Mohammed Al Rashid was converted to 647,097 shares of 144D common stock on June 29, 2001.



NOTE 8 - COMMITMENTS AND CONTINGENCIES

         Lease
         The Company leases its principal executive offices and facility from its majority stockholder under an operating lease agreement. This lease agreement expired on February 28, 2002. The Company currently leases these premises on a month-to-month basis at a monthly rental charge of $7,400.

         The Company's wholly owned subsidiary leases a 50,000 square foot facility in Nanning, China on a month-to-month basis.

         Rent expense was $81,750 and $80,000 for the years ended December 31, 2001 and 2000, respectively.

         Future minimum lease payments under a non-cancelable capital lease at December 31, 2001 were as follows:

                   Year Ending
                  December 31,

                      2001                            12,236
                                                     -------

                      Current portion                $12,236
                                                     =======

         Capitalized leased assets included in property and equipment at December 31, 2001 consisted of the following:

                  Vehicles $                             $         20,899
                  Less accumulated amortization                     2,986
                                                         ----------------

                      Total                              $         17,913
                                                         ================

         Employment Agreement
         On January 2, 2002, the Company entered into an at-will employment agreement with Mr. Mankal. The agreement provides for an annual base salary of $64,800, and an annual bonus of up to 25% of Mr. Mankal's annual base salary based on the Company's achievement of certain earnings and positive cash flow targets, to be established by the board. The Company also granted him options to purchase 250,000 shares of common stock that vest in three equal yearly installments.

         Royalty/Licensing Agreements
         In September 1999, the Company entered into two license agreements with the Company's Design Director and Chairman/Chief Executive Officer of International operations, pursuant to which, the Company acquired exclusive design and other rights related to the boats design and manufacture. On December 27, 2001, the Company terminated those agreements and entered into a new license agreement covering the design and other rights, with Mardikian Marine Design, LLC, an entity owned by other Company's largest shareholder, and by a principal of the holder of the Company's series B preferred Stock. Under the new licensing agreement, the Company is obligated to pay the licensor, as royalties
         (1) 4% of the first $3 Million Dollars in gross revenues resulting from the sale of products using the designs, (2) 3% of gross revenue between $3 Million Dollars and $5 Million Dollars (3) 2% of gross revenue between $5 Million Dollars and $10 Million Dollars (4) 1% of gross revenue in excess of $10 Million Dollars.

         Investment in Joint Venture - Dalian
         The Company owns a portion of a joint venture company in Dalian, China that was created to manufacture boats. Because of a dispute with one of the joint venture partners, the joint venture discontinued operations.

         Series B Convertible Preferred Stock
         1 During fiscal 2001, One share of Series B Convertible Preferred stock has been issued to Ashford Capital, LLC in exchange for $25,000.

         2.During fiscal 2001, five shares of Series C Convertible Preferred Stock were issued to Efund Capital Partners, LLC. for $50,000.

         Stock Compensation Plan
         The Company's 1998 Employee Consultant Stock Compensation Plan provides for the granting of stock options to employees and certain consultants of the Company and was amended in July 2000. A total of 2,000,000 shares of common stock have been reserved for issuance upon exercise of options granted under the plan, as amended. During the year ended December 31, 2001, the Company did not issue any option shares.


NOTE 10 - INCOME TAXES

         There has been no provision for U.S. federal, state, or foreign income taxes for any period because the Company has incurred losses in all periods and for all jurisdictions.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

                  Deferred tax assets:
                  Net operating loss carry forwards          $    10,073,818
                  Less valuation allowance                        10,073,818
                                                             ---------------

                      Net deferred tax assets                $             -
                                                             ===============

         Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2001, the Company had net operating loss carry forwards of approximately $10,073,818 for federal and state income tax purposes. These carry forwards, if not utilized to offset taxable income begin to expire in 2007. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar stat provisions. The annual limitation could result in the expiration of the net loss before utilization.

NOTE 11 - OTHER RELATED PARTY TRANSACTIONS

Transactions Related to Albert Mardikian

Huntington Beach Lease

         On February 1, 1999, The Company entered into a three-year lease agreement with MGS Grand Sport, Inc.,(MGS) for office and manufacturing space in Huntington Beach, California. The lease expired in February 2002, and converted to a month-to-month term. During this period, Albert Mardikian, the majority shareholder, a director and officer of MGS Grand Sport, Inc., beneficially owned over 20% of the Company's common stock through his ownership of Sonic Jet Performance, LLC. Throughout the lease term, Mr. Mardikian has served as the Company's director of design, and chairman and chief executive officer of our international operations. In addition, between January and November 2001, Mr. Mardikian was our interim chief executive officer, and between March and October 2001, he was a director.

         During fiscal 2000, the Company paid $97,500 in cash for rent expense to MGS Grand Sport, Inc. During fiscal 2001, the Company paid $51,375 in cash and the remaining balance of $30,325 was settled by issuance of 38,125 share of S-8 common stock and exchange of a Red Vortex with a value of $16,000. The Company also issued MGS Grand Sport, Inc., 14,310 shares of S-8 common stock to compensate it for fiscal 2001 property tax coverage it paid on the Company's behalf.


License Agreements
         Patents awarded to Mr. Mardikian protect the designs and certain components of the Company's boats. On November 24, 1999, Mr. Mardikian granted the Company exclusive licenses, until November 18, 2003, to use those patents and related rights. The Company owed Mr. Mardikian $24,000 in royalties for 2000. The Company paid this debt by issuing Mr. Mardikian 10,765 shares of the Company's common stock. The Company owed him $46,138 in royalties for 2001. The Company issued him 46,138 shares of the Company's common stock for payment of $34,138 of this debt.

         In December 2001, to induce Ashford Capital, LLC to purchase the Company's Series B Convertible Preferred Stock, Mr. Mardikian offered to assign his watercraft related patents to Mardikian Marine Design, LLC, an entity owned by Mr. Mardikian and a principal of Ashford Capital, LLC. To facilitate the assignment, on December 27, 2001, The Company terminated its license agreements with Mr. Mardikian and entered into an exclusive license with Mardikian Marine Design, LLC, to use the patent rights through December 30, 2011. Each year of the term of the license, the Company must pay Mardikian Marine Design as royalties, a percentage of its gross revenue that results from the sale of its products that incorporate or include any of Mr. Mardikian's designs. The Company is obligated to pay (1) four percent of the first $3 million is gross revenues, (2) three percent of gross revenues over $3 million but below $5 million, (3) two percent of gross revenue over $5 million and under $10 million, and (4) one percent of any gross revenue in excess of $10 million. The Company can pay the royalties to Mardikian Marine Design in cash or stock, at its discretion.


Other Transactions

        As a condition to the issuance to Mr. Mardikian of 42,564 shares of common stock on June 29, 2001, in exchange for his cancellation of the Company obligation to pay him $46,138 for past due royalties and $7,067 for business expenses, the Company agreed that if it was unable to obtain $500,000 in capital infusions by August 22, 2002, Mr. Mardikian could convert those shares back into debt. On December 20, 2001, in exchange for a general release of claims from Mr. Mardikian, including his right to covert those shares into debt, the Company agreed that when it receives a total of $500,000 in capital infusions, the Company would issue Mr. Mardikian a number of shares of common stock which when added to his holdings as of December 20, 2001, would equal 20% of the Company's outstanding common stock. As of February 15, 2002, the time the Company met that condition, Mr. Mardikian still owned more than 20% of the Company's common stock and therefore the Company will not issue him any additional shares.

         On June 29, 2001, the Company issued Mr. Mardikian 5,654 shares of the Company's common stock in exchange for $7,067 in business-related expenses owed him.


        In 2001, the plaintiffs in a wrongful termination lawsuit filed against the Company, and also named MGS Grand Sport, Inc., as a codefendant. The Company agreed to reimburse MGS Grand Sport, Inc., for $2,950 in legal fees MGS paid for its defense. In lieu of paying cash, the Company issued MGS 2,360 shares of the Company's common stock.

        Between September and November 2001, MBZ West, Inc., an entity owned by
         Mr. Mardikian's nephew, loaned the Company approximately $110,926 at an interest rate of 4% per month, or 48% per annum. Between September and November 2001, the Company paid an aggregate of $115,863 for the principal and interest that had accrued on the loan.

          The Company owns 45% of Dalian Sonic Jet Co., Ltd., a joint venture company that Sonic Jet Performance, LLC, our predecessor in interest, and two partners, formed in May 1998, under the laws of the People's Republic of China. The Company formed the joint venture to manufacture boat shells in China. The joint venture agreement provided for the payment to Mr. Mardikian of 2% of the profit resulting from the joint venture's sales. Because of disagreements between the partners, Dalian Sonic Jet Co., Ltd., discontinued operations in June 2000, and Mr. Mardikian has not received any royalty payments since 1999.


Transactions with JNC Opportunity Fund, Ltd. and JNC Strategic Fund, Ltd.

         In November 1999, the Company issued a promissory note in the principle amount of $1.25 million to JNC Opportunity Fund, Ltd., in exchange for a $1.25 million loan. During each of March, May, September, October and November of 2000, the Company issued an additional promissory note to JNC Opportunity Fund, Ltd., in exchange for five additional advances of an aggregate of $1.45 million. At the time the Company made each additional advance, Neil Chau, a principle of Encore Capital Management, LLC, which controls JNC Opportunity Fund, Ltd., served on the Company's board of directors. Encore Capital Management, LLC also controls JNC Strategic Fund, Ltd., which owned all outstanding shares of the Company's Series A Preferred Stock.

         On June 29, 2001, the Company converted $3,069,699 in principal and interest due under the promissory notes into 2,455,759 shares of the Company's common stock. The Company also issued the fund 16,000 shares to compensate it for certain legal expenses related to the transaction that the Company had agreed to pay. On the same day, the Company converted 1,600 shares of Series A Preferred Stock held by JNC Strategic Fund, Ltd., plus $330,311 in accrued dividends, into 1,731,449 shares of common stock. Encore Capital Management, LLC, also controls that fund. The Company issued all of these shares at an effective issue price of $1.25 per share. The issuances resulted in the JNC funds collectively holding approximately 22% of the Company's outstanding common stock. The conversions were effected on the condition that if the Company was unable to raise $500,000 in capital infusions by August 22, 2002, JNC Opportunity Fund, LLC and JNC Strategic Fund, LLC, could reconvert the shares back into debt and Series A Preferred Stock, respectively.


         On December 20, 2001, in exchange for a general release of claims from Encore Capital Management, LLC and the JNC funds, the Company agreed that when it receives a total of $500,000 in capital infusions, the Company would issue the JNC funds a number of shares of common stock which when added to their holdings as of December 20, 2001, would equal 18% of the Company's outstanding common stock. As of February 15, 2002, the Company had raised the $500,000. To satisfy the Company's obligation, the Company intends to issue the JNC funds 1,776,633 shares of the Company's common stock.

Transactions with Sheikh Mohammed Al Rashid
         On June 29, 2001, the Company issued 697,097 shares of its common stock to Sheikh Mohamed Al Rashid, in lieu of paying $808,871 in principle and interest due under a promissory note the Company issued to him in

         May 1999. On June 29, 2001, the Company also issued Sheikh Rashid 50,000 shares in satisfaction of a $250,000 debt a third party owed him. The Company agreed to pay the debt as part of the Company's settlement of a lawsuit filed against the Company by the third party, and issued the shares at an effective issue price of $1.25 per share. At the time of these transactions, Sheikh Rashid was a director, and beneficially owned over 20% of the Company's outstanding common stock.

         On December 21, 2001, in exchange for a general release of claims, the Company agreed that when it receives a total of $500,000 in capital infusions, the Company would issue Sheikh Rashid a number of shares of common stock which when added to his holdings as of December 20, 2001, would equal 13% of the Company's outstanding common stock. As of February 15, 2002, the Company had raised the $500,000. To satisfy the Company's obligation, it intends to issue Sheikh Rashid 1,021,677 shares.

         Sheikh Rashid served as a director between April 1999 and February
         2002.

Other Transactions
         In January 2002, Ashford Capital, KK purchased 7 shares of our Series C Convertible Preferred Stock for an aggregate purchase price of $70,000. It converted two of the preferred shares into 564,706 shares of our common stock. Ashford Capital, LLC, the holder of our Series B Preferred Stock, owns a minority interest in Ashford Capital, KK.

         In 1998, Sonic Jet Performance, LLC, our predecessor-in-interest,loaned $75,683 to Sonic Marketing International, LLC. On June 30, 2000, the company wrote off the debt as uncollectable. Alex Mardikian, the son of Albert Mardikian, and Majid Al Rashid, the son of Sheikh Mohammed, were the sole shareholders, directors and officers of Sonic Marketing International, LLC.

         On January 30, 2000, the joint venture agreement with China Guangxi Shipyard of Nanning, Guangxi, China was dissolved, and Nanning Sonic Jet, LLC became a wholly owned subsidiary of SJPI.




NOTE 12 - FOURTH QUARTER ADJUSTMENTS

         Provision amounting to $150,000 has been made on the product sold to dealers under financing agreement.

         Also a provision amounting to $100,000 is made for warranty repairs

         Investment in Dalian Sonic Jet Co, Ltd. amounting to $393,292 and $5,863 inventory was written off during the fourth quarter.