Form 10QSB
period 2002-03-31
SONIC JET PERFORMANCE INC
filed 2002-05-14
CIK 1032863

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1937


                        Commission file number: 000-22273

                           SONIC JET PERFORMANCE, INC.
       (Exact Name of Small Business Issuer as Specified in Its Charter)

      COLORADO                                          84-1383888
 -------------------                                    -------------------
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

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days.

                        YES [X]      NO [ ]


As of March 31, 2002, the Issuer had 27,891,644 shares of Common Stock, no par value, outstanding.

                           SONIC JET PERFORMANCE, INC.

                                   FORM 10-QSB

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2002

                                Table of Contents

                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheet at March 31, 2002 (unaudited)

            Statement of operations for the Three months ended March 31, 2002 and 2001 (unaudited).

            Statements of Cash Flows for the Three months ended March 31, 2002 and 2001 (unaudited).

            Notes to Consolidated Financial Statements (unaudited).

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

Item 3.     Defaults upon Senior Securities

Item 4.     Submission of Matters to a vote of Security Holders

Item 5.     Other Information

Item 6.     Exhibits and reports on Form 8-K

                         SONIC JET PERFORMANCE, INC. AND
                            SUBSIDIARY March 31, 2002
                                   (Unaudited)






CONTENTS:


FINANCIAL STATEMENTS                                                page

     Report on Review by Independent
       Certified Public Accountant                                  F-1

     Consolidated Balance Sheets                                    F-2 - F-3

     Consolidated Statements of Operations                          F-4

     Consolidated Statements of Stockholders' Equity                F-5

     Consolidated Statements of Cash Flows                          F-6

     Notes to Consolidated Financial Statements                     F-7 - F-9

                           Michael Johnson & Co., LLC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

Michael B. Johnson C.P.A.                              Telephone: (303) 796-0099
Member: A.I.C.P.A.                                     Fax: (303) 796-0137
Colorado Society of C.P.A.s





           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Sonic Jet Performance, Inc and Subsidiary


We have reviewed the accompanying consolidated balance sheet of Sonic Jet Performance, Inc. and Subsidiary as of March 31, 2002 and the related consolidated statements of operations and cash flows for the three months ended March 31, 2002 and 2001 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2002. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 4, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Michael Johnson & Co., LLC
Denver, Colorado
May 11, 2002

                   SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets
                                  (Unaudited)



                                                 March 31,        December 31,
                                                   2002               2001
                                               --------------    ---------------
ASSETS:

Current Assets:
  Cash                                              $ 27,213           $ 42,760
  Restricted cash                                    202,495            201,004
  Accounts receivable                                 67,566              9,500
  Inventories                                        431,498            363,971
  Other current assets                                30,919              7,731
                                               --------------    ---------------
     Total Current Assets                            759,691            624,966
                                               --------------    ---------------

     Property and Equipment, net                   1,213,888          1,221,313
                                               --------------    ---------------

Other Assets:
  Licensing rights                                   267,500            267,500
                                               --------------    ---------------
   Total Other Assets                                267,500            267,500
                                               --------------    ---------------

TOTAL ASSETS                                      $2,241,079        $ 2,113,779
                                               ==============    ===============


     See accountant's review report and notes to the financial statements.



                   SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets
                                  (Unaudited)


                                                                                      March 31,                  December 31,
                                                                                        2002                         2001
                                                                                   ----------------            -----------------
LIABILITIES AND STOCKHOLDERS'  EQUITY:

Current Liabilities:
  Accounts payable                                                                       $ 475,941                    $ 458,416
  Accrued payroll taxes                                                                     57,977                       70,936
  Accrued interest and other expenses                                                      248,395                      397,276
  Current portion of capitalized lease obligations                                          11,764                       12,236
                                                                                   ----------------            -----------------
   Total Current Liabilities                                                               794,077                      938,864
                                                                                   ----------------            -----------------

Long-term Liabilities;
 Capitalized lease obligations - net of current portion                                          -                            -
                                                                                   ----------------            -----------------
  Total Long-term Liabilities                                                                    -                            -
                                                                                   ----------------            -----------------

TOTAL LIABILITIES                                                                          794,077                      938,864
                                                                                   ----------------            -----------------

Stockholders'  Equity:
   Preferred stock, no par value, 10,000,000 shares
    authorized, none issued and outstanding                                                      -                            -
   Series A Convertible Preferred Stock: 1,600 shares issued
     and outstanding                                                                             -                            -
   Series B Convertible Preferred Stock: 10 shares issued
     and outstanding                                                                        25,000                       25,000
   Series C Convertible Preferred Stock: 37 shares issued
     and outstanding                                                                       370,000                       50,000
   Common stock, no par value, 100,000,000 shares
    27,891,644 and 19,333,936, issued and outstanding
     respectively                                                                       12,342,215                   12,015,715
   Shares committed-to-be-issued                                                            20,000                       93,205
  Accumulated comprehensive income                                                              60                            -
  Accumulated deficit                                                                  (11,310,273)                 (11,009,005)
                                                                                   ----------------            -----------------
Total Stockholders' Equity                                                               1,447,002                    1,174,915
                                                                                   ----------------            -----------------

TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                                            $ 2,241,079                   $2,113,779
                                                                                   ================            =================



       See accountant's review report and notes to financial statements.


                   SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                     Consolidated Statements of Operations
                                  (Unaudited)


                                                            Three months ended
                                                                March 31,
                                                         2002               2001
                                                    ---------------    ----------------
REVENUES:                                                 $ 58,795           $ 583,459
                                                    ---------------    ----------------
COST OF SALES                                               27,630             472,187
                                                    ---------------    ----------------
GROSS PROFIT                                                31,165             111,272
                                                    ---------------    ----------------
OPERATING EXPENSES:
Sales and Marketing                                              -                   -
General and Administrative                                 334,590             341,616
                                                    ---------------    ----------------
Total Operating Expenses                                   334,590             341,616
                                                    ---------------    ----------------
Net Loss from Operations                                  (303,425)           (230,344)
                                                    ---------------    ----------------
OTHER INCOME/EXPENSES
Other income                                                 3,749               4,000
Other expenses                                                   -                   -
Interest income                                                  -                  13
Interest expenses                                           (1,592)           (108,263)
                                                             2,157            (104,250)
                                                    ---------------    ----------------
NET (LOSS)                                              $ (301,268)          $(334,594)
                                                    ===============    ================

Weighted average number of
  shares outstanding                                    23,591,934          13,024,767
                                                    ===============    ================

Net Loss Per Share                                         $ (0.02)            $ (0.02)
                                                    ===============    ================



     See accountant's review report and notes to the financial statements.


                           SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                          Statement of Changes in Stockholders' Equity
                                          (Unaudited)

                                                                                                                   Accumulated
                                                                             Additional   Additional    Shares         Other
                                Preferred Stock           Common Stock          Paid-In     Paid-In     Committed  Comprehensive
                             Shares         Amount    Shares       Amount     Capitial     Warrants   to be issued    Income
                              --------- ----------- ----------  -----------  -----------  -----------   ---------    --------
Balance - December 31, 1999      1,600  $ 1,500,000 12,676,000   $3,618,194   $ 272,000    $ 316,026   $ 799,455    $ (4,943)

Issuance of common stock             -           -     348,767      710,583           -            -    (655,583)          -
Capital changes due to debt
   financing                         -           -           -            -     826,000      708,601           -           -
Cumulative translation
   adjustment                        -           -           -            -           -            -           -      25,273
Net loss for year                    -           -           -            -           -            -           -           -
                              --------- ----------- ----------  -----------  -----------  -----------   ---------    --------
Balance - December 31, 2000      1,600   1,500,000  13,024,767    4,328,777   1,098,000    1,024,627     143,872      20,330
                              --------- ----------- ----------  -----------  -----------  -----------   ---------    --------
Issuance of common stock for
   services                     (1,594) (1,425,000)  6,309,169    7,686,938  (1,098,000)  (1,024,627)    (50,667)    (20,330)
Cumulative translation
   adjustments                       -           -           -            -           -            -           -           -
Net loss for year                    -           -           -            -           -            -           -           -
                              --------- ----------- ----------  -----------  -----------  -----------   ---------    --------
Balance -   December 31, 2001        6      75,000  19,333,936   12,015,715           -            -      93,205           -
                              --------- ----------- ----------  -----------  -----------  -----------   ---------    --------
Issuance of common stock for        32     320,000   8,557,708      253,295           -            -           -           -
Shares committed                     -           -           -       73,205           -            -     (73,205)          -
Cumulative translation
   adjustments                       -           -           -            -           -            -           -          60
Net loss for period                  -           -           -            -           -            -           -           -
                              --------- ----------- ----------  -----------  -----------  -----------   ---------    --------
Balance - March 31, 2002            38   $ 395,000  27,891,644  $12,342,215         $ -          $ -    $ 20,000        $ 60
                              --------- ----------- ----------  -----------  -----------  -----------   ---------    --------



                                               Accumulated
                                                 Deficit         Totals
                                             ------------   -------------

Balance - December 31, 1999                  $(2,132,207)    $ 4,368,525

Issuance of common stock                               -          55,000
Capital changes due to debt
   financing                                           -       1,534,601
Cumulative translation
   adjustment                                          -          25,273
Net loss for year                             (7,458,046)     (7,458,046)
                                             ------------   -------------
Balance - December 31, 2000                   (9,590,253)     (1,474,647)
                                             ------------   -------------
Issuance of common stock for
   services                                       20,332       4,088,646
Cumulative translation
   adjustments                                    (1,266)         (1,266)
Net loss for year                             (1,437,818)     (1,437,818)
                                             ------------   -------------
Balance -   December 31, 2001                (11,009,005)      1,174,915
                                             ------------   -------------
Issuance of common stock for                           -         573,295
Shares committed                                       -               -
Cumulative translation
   adjustments                                         -              60
Net loss for period                             (301,268)       (301,268)
                                             ------------   -------------
Balance - March 31, 2002                     (11,310,273)    $ 1,447,002
                                             ------------   -------------




     See accountant's review report and notes to the financial statements.


                           SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                             Consolidated Statements of Cash Flows
                                          (Unaudited)


                                                                           Three Months Ended
                                                                               March 31,
                                                                        2002               2001
                                                                   ---------------     --------------
Cash Flows From Operating Activities:
  Net Loss                                                              $(301,268)         $(334,594)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Depreciation and amortization                                           30,000             30,000
   Interest relating to beneficial conversion and warrants                      -             10,844
   Common stock issued for services                                        27,016                  -
   Changes in assets and liabilities:
     (Increase) in accounts receivable                                    (58,066)          (182,731)
     (Increase) in inventories                                            (67,527)           194,348
     Decrease in related parties                                                -            127,065
     (Increase) in other assets                                           (23,128)            (9,441)
     Increase in accounts payable                                          17,525             (2,143)
     (Decrease) Increase in payroll liabilities                           (12,959)            (7,790)
     (Decrease) Increase in accrued expenses                              (74,093)           100,314
                                                                   ---------------     --------------
         Total adjustments                                               (161,232)           260,466
                                                                   ---------------     --------------
Net Cash Used in Operating Activities                                    (462,500)           (74,128)
                                                                   ---------------     --------------
Cash Flow From Investing Activities:
  Purchase of equipment                                                   (22,575)                 -
  Proceeds from sale of property and equipment                                  -                  -
                                                                   ---------------     --------------
  Net Cash Provided By Investing Activities                               (22,575)                 -
                                                                   ---------------     --------------
Cash Flow From Financing Activities:
  Proceeds from issuance of common stock                                        -                  -
  Proceeds from convertible debt                                          470,000             50,000
  Payments from capitalized lease obligations                                (472)                 -
  Proceeds from loans                                                           -                  -
                                                                   ---------------     --------------
  Net Cash Provided By Financing Activities                               469,528             50,000
                                                                   ---------------     --------------
Effect of exchange rate on cash                                                 -                  -
                                                                   ---------------     --------------
Increase in Cash                                                          (15,547)           (24,128)

Cash and Cash Equivalents - Beginning of period                            42,760             40,129
                                                                   ---------------     --------------
Cash and Cash Equivalents - End of period                                $ 27,213           $ 16,001
                                                                   ===============     ==============

Supplemental Cash Flow Information:
  Interest paid                                                           $ 3,082              $ 948
                                                                   ===============     ==============
  Taxes paid                                                                $ 800                $ -
                                                                   ===============     ==============



       See accountant's review report and notes to financial statements.

Note 1. Presentation of Interim Information

In the opinion of the management of Sonic Jet Performance, Inc. and Subsidiary
(SJPI), the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the SJPI's audited consolidated financial statements and notes for the fiscal year ended December 31, 2001.


Note 2. Financial Statements

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances, transactions, and stockholdings have been eliminated.


NOTE 3 - INVENTORIES

Inventories at March 31, 2002 consisted of the following:

            Raw materials and supplies                  $  71,839
            Work in process                               286,364
            Finished goods                                 73,295
                                                        ---------
                       Total                            $ 431,498
                                                        =========


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2001 consisted of the following:

            Building and improvements              $   32,933
            Furniture and fixtures                     13,613
            Machinery and equipment                   288,767
            Tooling and molds                          23,217
            Tooling - new products                  1,210,290
            Vehicles                                   20,899
                                                   ----------
                                                    1,589,719

Less accumulated depreciation and amortization       (375,831)
                                                      -------
                       Total                       $1,213,888
                                                   ==========

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

Employment Agreement
On January 2, 2002, the Company entered into an at-will employment agreement with Mr. Mankal. The agreement provides for an annual base salary of $64,800, and an annual bonus of up to 25% of Mr. Mankal's annual base salary based on the Company's achievement of certain earnings and positive cash flow targets, to be established by the board. The Company also granted him options to purchase 250,000 shares of common stock that vest in two equal yearly installments.

Royalty/Licensing Agreements
On December 27, 2001, the Company entered into a new license agreement covering the design and other rights, with Mardikian Marine Design, LLC, an entity owned by other Company's largest shareholder, and by a principal of the holder of the Company's series B preferred Stock. Under the new licensing agreement, the Company is obligated to pay the licensor, as royalties (1) 4% of the first $3 Million Dollars in gross revenues resulting from the sale of products using the designs, (2) 3% of gross revenue between $3 Million Dollars and $5 Million Dollars (3) 2% of gross revenue between $5 Million Dollars and $10 Million Dollars (4) 1% of gross revenue in excess of $10 Million Dollars.

NOTE 6 - STOCK COMPENSATION PLAN

The Company's 1998 Employee Consultant Stock Compensation Plan provides for the granting of stock options to employees and certain consultants of the Company and was amended in July 2000. A total of 2,000,000 shares of common stock have been reserved for issuance upon exercise of options granted under the plan, as amended. During the quarter ended March 31, 2002, the Company issued the following option shares.
1. Walter Wright       100,000  Consultant
2. Danny Medina                56,695  Settlement of Outstanding amounts
3. Barrett Evans       500,000  Consultants agreement
4. George Moseman      250,000  Finders Fees
5. Astor & Philips     118,014  Settlement of Legal fees
6. Tim Spooner          37,500  Payment of sales Commission
7. Hratch Khedesian     50,620  Settlement of outstanding dues

NOTE 7 Other Transactions

Capital Stock Transactions
In January 2002, Ashford Capital, KK purchased 7 shares of our Series C Convertible Preferred Stock for an aggregate purchase price of $70,000. It converted two of the preferred shares into 564,706 shares of our common stock. Ashford Capital, LLC, the holder of our Series B Preferred Stock, owns a minority interest in Ashford Capital, KK.

Series C Convertible Preferred Stock
1. During the period from December 6, 2001 to March 31, 2002, Fifty Two shares of Series C Convertible Preferred Stock were issued to various investors for $520,000 of which fifteen preferred shares have been converted to common stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 and 2001

The following table sets forth the Company's consolidated statements of operations:

                              THREE MONTHS ENDED MARCH 31,
                                        2002    2001

Sales                               $ 58,795   $583,459
Cost of Sales                         27,630    472,187
                                      ------    -------
Gross profit (loss)                   31,165    111,272

Selling, General and Administrative  334,590     341,616
                                     -------     -------
Income/(Loss) from operations       (303,425)   (230,344)
                                    --------     --------

Interest expenses                     (1,592)   (108,250)
Other Income                           3,749       4,000
                                    --------    --------
     Total other income (expense)      2,157    (104,250)
                                    --------    --------

Net Income/(Loss)                  $(301,268)  $(334,594)
                                   =========   =========

Basic & Diluted loss per share        $(0.02)    $(0.02)
                                      ======     =======


Weighted-average common shares
outstanding  Basic and Diluted     23,591,934 13,024,767

NET SALES: Net sales for the first quarter 2002 decreased by $524,664 or 89.92% to $58,795 compared to $583,459 for the first quarter of 2001. Management attributes the decrease of sale for 3 months ended March 31, 2002 to the restructuring of Company. We sold one Fire Rescue Jet to Stone Harbor during the quarter ended March 31, 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses for the first quarter of 2002, decreased by $7,026 or 2% to $334,590 compared to $341,616 for the first quarter of 2001. Decrease is mainly attributed to expenses incurred on business consultants, legal expenses for preparing the annual report, and proxy statement, printing of broachers, demo expenses and settlement of legal cases.

NET INCOME (LOSS): Net Income (Loss) for the 3 months ended March 31, 2002 was ($301,268) as compared to ($334,594) for the 3 months ended March 31, 2001. This decrease in loss is mainly attributable to the fact that interest expense on debts reduced compared for the same period ending March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of capital have been cash flow from its operations, the sale of Series B and Series C Convertible Preferred Stock.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.   None



Item 2. Changes in Securities.
      The Following Shares were issued out of the stock option plan.
1. Walter Wright       100,000  Consultant
2. Danny Medina         56,695  Settlement of outstanding amounts
3. Barrett Evans       500,000  Consultants agreement
4. George Moseman      250,000  Finders Fees
5. Astor & Philips     118,014  Settlement of Legal fees
6. Tim Spooner          37,500  Payment of sales Commission
7. Hratch Khedesian     50,620  Settlement of outstanding dues

The Following Shares were issued with restriction.
1. Scott Ervin                           15,000  Settle outstanding amounts
2. Danny Medina                         100,000  Non Competence Agreement
3. Astor & Phillips                     118,014  Payment of Legal fees
4. Alan Weaver                           14,700  Settlement of Legal case
5. Harry Yamada                          34,300  Settlement of legal case
6. William Crosby                        21,000  Settlement of Legal Case
7. JNC Opportunity Fund, Ltd.         1,044,775  Anti Dilution Agreement
8. JNC Strategic Fund, Ltd.             731,858  Anti Dilution Agreement
9. Mohammed Al Rashid                 1,021,677  Anti Dilution Agreement
10. Federal and Commercial Contracts     50,000  Sales agreement
11. Mgs Grand Sports                     58,261  settle outstanding rent

The Following Common shares were issued by converting Preferred stock certificates:

1. Denis Hickey                              564,706
2. Hratch Khedesian                          282,353
3. Michel Watts                              564,706
4. Noriaki Sasaki                          1,129,412
5. Krishna Mankal                            282,353
6. Jeffrey Marks                             282,353
7. Efund Capital partners                  1,129,411


Item 3. Defaults Upon Senior Securities.

Item 4. Submission of Matter to
a : Refer to Proxy Statement filed separately Vote of Security Holders.

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

Date:  May 13, 2002            SONIC JET PERFORMANCE, INC.


                               By: /s/ Madhava Rao Mankal
                                   ------------------------------------
                                   Name:   Madhava Rao Mankal
                                   Title: Secretary/CFO