Form 10KSB/A
period 2001-12-31
SONIC JET PERFORMANCE INC
filed 2002-08-07
CIK 1032863

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

         None

   Transitional Small Business Disclosure Format
(check one): Yes [ ] No [ X ]



SONIC JET PERFORMANCE, INC.

FORM 10-KSB
Amendment 1

The following information is supplied as an amendment with respect to the financials that were prepared pursuant to the Form 10 K filed on 3/15/2002. The following auditor report should be read in conjunction with the financial information furnished for the year 2000.


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


/s/ Singer Lewak Greenbaum & Goldstein LLP
SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
May 9, 2001

SIGNATURES

         Pursuant to the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SONIC JET PERFORMANCE, INC.


Dated: August 06, 2002          By: /s/ Madhava Rao Mankal
                                 -------------------------
                                 Madhava Rao Mankal,
                                 Chief Financial Officer