Form 10QSB
period 2002-06-30
SONIC JET PERFORMANCE INC
filed 2002-08-21
CIK 1032863

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1937



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


                           11782 Western Ave. Unit 18
                            Stanton, CALIFORNIA 92649
                       ----------------------------------
                    (Address of Principal Executive Offices)

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

YES [X]      NO [ ]


As of June 30, 2002 the Issuer had 32,829,397 shares of Common Stock, no par value, outstanding.

                           SONIC JET PERFORMANCE, INC.

                                   FORM 10-QSB

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2002

                                Table of Contents

                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheet at June 30, 2002 (unaudited)

            Statement of operations for the Three months ended June 30, 2002 and 2001 (unaudited).

            Statements of Cash Flows for the Three months ended June 30, 2002 and 2001 (unaudited).

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

Item 3.     Defaults upon Senior Securities

Item 4.     Submission of Matters to a vote of Security Holders

Item 5.     Other Information

Item 6.     Exhibits and reports on Form 8-K

                   SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                                  June 30, 2002
                                   (Unaudited)






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

     Consolidated Statements of Operations                              F-4

     Consolidated Statements of Stockholders' Equity                    F-5

     Consolidated Statements of Cash Flows                              F-6

     Notes to Consolidated Financial Statements                      F-7 - F-9

                                Michael Johnson
                             9175 Kenyon Ave., #100
                                Denver, CO 80237
                              Phone: 303 796-0099
                               Fax: 303 796-0137




           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Sonic Jet Performance, Inc and Subsidiary


We have reviewed the accompanying consolidated balance sheet of Sonic Jet Performance, Inc. and Subsidiary as of June 30, 2002 and the related consolidated statements of operations and cash flows for the six months ended June 30, 2002 and 2001 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 4, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Michael Johnson & Co., LLC.
Denver, Colorado
August 17, 2002

                   SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets
                                  (Unaudited)


                                               June 30,         December 31,
                                                 2002               2001
                                             --------------    ---------------
ASSETS:

Current Assets:
  Cash                                            $ 90,711           $ 42,760
  Restricted cash                                  166,457            201,004
  Accounts receivable                               86,582              9,500
Investment                                          50,000
  Inventories                                      182,970            363,971
  Other current assets                               2,506              7,731
                                             --------------    ---------------
     Total Current Assets                          579,226            624,966
                                             --------------    ---------------

     Property and Equipment, net                 1,109,217          1,221,313
                                             --------------    ---------------

Other Assets:
  Licensing rights                                 267,500            267,500
                                             --------------    ---------------
   Total Other Assets                              267,500            267,500
                                             --------------    ---------------

TOTAL ASSETS                                    $1,955,943        $ 2,113,779
                                             ==============    ===============


     See accountant's review report and notes to the financial statements.


                           SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                                  Consolidated Balance Sheets
                                          (Unaudited)


                                                                                      June 30,                   December 31,
                                                                                        2002                         2001
                                                                                   ----------------            -----------------
LIABILITIES AND STOCKHOLDERS'  EQUITY:

Current Liabilities:
  Accounts payable                                                                       $ 421,416                    $ 458,416
  Accrued payroll taxes                                                                     50,575                       70,936
  Accrued interest and other expenses                                                      255,254                      397,276
Short Term Loan                                                                             55,000
  Current portion of capitalized lease obligations                                               -                       12,236
                                                                                   ----------------            -----------------
   Total Current Liabilities                                                               782,245                      938,864
                                                                                   ----------------            -----------------

Long-term Liabilities;
 Capitalized lease obligations - net of current portion                                          -                            -
                                                                                   ----------------            -----------------
  Total Long-term Liabilities                                                                    -                            -
                                                                                   ----------------            -----------------

TOTAL LIABILITIES                                                                          782,245                      938,864
                                                                                   ----------------            -----------------
Stockholders'  Equity:
   Preferred stock, no par value, 10,000,000 shares
    authorized, none issued and outstanding                                                      -                            -
   Series A Convertible Preferred Stock: 1,600 shares issued
     and outstanding                                                                             -                            -
   Series B Convertible Preferred Stock: 10 shares issued
     and outstanding                                                                        25,000                       25,000
   Series C Convertible Preferred Stock: 37 shares issued
     and outstanding                                                                       340,000                       50,000
   Common stock, no par value, 100,000,000 shares
    27,891,644 and 19,333,936, issued and outstanding
     respectively                                                                       12,497,997                   12,015,715
   Shares committed-to-be-issued                                                           150,238                       93,205
  Accumulated comprehensive income                                                               -                            -
  Accumulated deficit                                                                  (11,839,537)                 (11,009,005)
                                                                                   ----------------            -----------------
Total Stockholders' Equity                                                               1,173,698                    1,174,915
                                                                                   ----------------            -----------------

TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                                            $ 1,955,943                   $2,113,779
                                                                                   ================            =================


       See accountant's review report and notes to financial statements.


                       SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                         Consolidated Statements of Operations
                                      (Unaudited)


                                           Three months ended              Six months ended
                                                June 30,                        June 30,
                                             2002            2001           2002          2001
                                      ------------   -------------    -----------   -----------
REVENUES:                               $ 303,837       $ 460,613        362,632     1,044,072

COST OF SALES                             181,984         356,449        209,614       828,636

GROSS PROFIT                              121,853         104,164        153,018       215,436
                                      ------------   -------------    -----------   -----------
OPERATING EXPENSES:
Sales and Marketing
General and Administrative                684,864         242,229      1,019,454       583,845
                                      ------------   -------------    -----------   -----------
Total Operating Expenses                  684,864         242,229      1,019,454       583,845
                                      ------------   -------------    -----------   -----------
Net Loss from Operations                 (563,011)       (138,065)      (866,436)     (368,409)
                                      ------------   -------------    -----------   -----------
OTHER INCOME/EXPENSES
Other income                               27,677         167,846         31,426        171846
Other expenses
Interest income                             3,213           4,127          3,213          4140
Interest expenses                           1,592          94,462                       -13801
                                      ------------   -------------    -----------   -----------
                                           32,482         266,435         34,639       162,185
                                      ------------   -------------    -----------   -----------
NET (LOSS)                              $(530,529)      $ 128,370     $ (831,797)   $ (206,224)
                                      ============   =============    ===========   ===========

Weighted average number of
  shares outstanding
                                      ============   =============    ===========   ===========

Net Loss Per Share


     See accountant's review report and notes to the financial statements.


                                           SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                                          Statement of Changes in Stockholders' Equity
                                                          (Unaudited)

                                                                                                Accumulated
                                                           Additional  Additional Shares        Other
                  Preferred Stock      Common Stock        Paid-In     Paid-In    Committed     Comprehensive  Accumulated
               Shares       Amount  Shares       Amount    Capitial    Warrants   to be issued  Income         Deficit        Totals
               -------  ----------- ----------  ---------  ----------  ---------- ----------    ---------    -------------  --------
Balance -
  December
  31, 1999      1,600  $ 1,500,000  12,676,000   $3,618,194  $ 272,000   $ 316,026  $ 799,455  $ (4,943)  $(2,132,207)  $ 4,368,525

Issuance of
  common
  stock             -            -     348,767      710,583          -           -   (655,583)        -             -        55,000
Capital
  changes
  due to debt
  financing         -            -           -            -    826,000     708,601          -         -             -     1,534,601
Cumulative
  translation
  adjustment        -            -           -            -          -           -          -    25,273             -        25,273
Net loss for
  year              -            -           -            -          -           -          -         -    (7,458,046)   (7,458,046)
               -------  ----------- ----------  -----------  ----------  ---------- ---------- --------- -------------  ------------
Balance -
  December
  31, 2000      1,600    1,500,000  13,024,767    4,328,777  1,098,000   1,024,627    143,872    20,330    (9,590,253)   (1,474,647)
               -------  ----------- ----------  -----------  ----------  ---------- ---------- --------- -------------  ------------
Issuance of
  common
  stock for
  services     (1,585)  (1,425,000)  6,309,169    7,686,938 (1,098,000) (1,024,627)   (50,667)  (20,330)       20,332     4,088,646
Cumulative
  translation
  adjust-
  ments             -            -           -            -          -           -          -         -        (1,266)       (1,266)
Net loss for
  year              -            -           -            -          -           -          -         -    (1,437,818)   (1,437,818)
               -------  ----------- ----------  -----------  ----------  ---------- ---------- --------- -------------  ------------
Balance -
  December
  31, 2001         15       75,000  19,333,936   12,015,715          -           -     93,205         -   (11,009,005)    1,174,915
               -------  ----------- ----------  -----------  ----------  ---------- ---------- --------- -------------  ------------
Issuance of
  common
  stock for        32      320,000   8,557,708      253,295          -           -          -         -             -       573,295
Shares commit-
  ted               -            -           -       73,205          -           -    (73,205)        -             -             -
Cumulative
  translation
  adjustments       -            -           -            -          -           -          -                   1,266         1,266
Net loss for
  period            -            -           -            -          -           -          -         -      (302,474)     (302,474)
               -------  ----------- ----------  -----------  ----------  ---------- ---------- --------- -------------  ------------
Balance -
  March 31,
  2002             47    $ 395,000  27,891,644  $12,342,215        $ -         $ -   $ 20,000       $ -  $(11,310,213)  $ 1,447,002
               -------  ----------- ----------  -----------  ----------  ---------- ---------- --------- -------------  ------------

     See accountant's review report and notes to the financial statements.



                                           SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                                          Statement of Changes in Stockholders' Equity
                                                          (Unaudited)

                                                                                                Accumulated
                                                           Additional  Additional Shares        Other
                  Preferred Stock      Common Stock        Paid-In     Paid-In    Committed     Comprehensive  Accumulated
               Shares       Amount  Shares       Amount    Capitial    Warrants   to be issued  Income         Deficit        Totals
               -------  ----------- ----------  ---------  ----------  ---------- ----------    ---------    -------------  --------

Issuance of
  common
  stock for        (3)     (30,000)  4,937,753      155,782          -           -    130,238         -             -       256,020
Shares commit-
  ted               -            -           -                       -           -                    -                           -
Cumulative
  translation
  adjustments       -            -           -            -          -           -          -                                     -
Net loss for
  period            -            -           -            -          -           -          -         -      (529,324)     (529,324)
               -------  ----------- ----------  -----------  ----------  ---------- ---------- --------- -------------  ------------
Balance -
  June 30,
  2002             44    $ 365,000  32,829,397  $12,497,997        $ -         $ -  $ 150,238       $ -  $(11,839,537)  $ 1,173,698
               -------  ----------- ----------  -----------  ----------  ---------- ---------- --------- -------------  ------------
                                             -                                                                                 $ (0)


     See accountant's review report and notes to the financial statements.



                     SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                       Consolidated Statements of Cash Flows
                                    (Unaudited)

                                                                           Six Months Ended
                                                                               June 30,
                                                                 ---------------     --------------
                                                                      2002               2001
                                                                 ---------------     --------------
Cash Flows From Operating Activities:
  Net Loss                                                            $(831,797)         $(206,224)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Depreciation and amortization                                         66,396             60,000
   Provision for China Inventory                                        235,992
   Provision for China assets                                            61,555
   Common stock issued for services                                     135,266                  -
     Changes in assets and liabilities:
     (Increase) in accounts receivable                                  (77,082)          (134,948)
     (Increase) in inventories                                          (54,991)           258,821
     (Increase) Decrease in related parties                                   -            142,502
     (Increase) Decrease in other assets                                 51,387            (13,368)
     (Decrease) Increase in accounts payable                            (37,000)            17,297
     (Decrease) Increase in payroll liabilities                         (20,361)            (1,703)
     (Decrease) Increase in accrued expenses                           (142,022)           (84,954)
                                                                 ---------------     --------------
         Total adjustments                                              219,140            243,647
                                                                 ---------------     --------------
Net Cash Used in Operating Activities                                  (612,657)            37,423
                                                                 ---------------     --------------
Cash Flow From Investing Activities:
  Purchase of equipment                                                 (27,471)             1,046
  Proceeds from sale of property and equipment                                                   -
     (Increase) Investment  in Technical Solution Group                 (50,000)
                                                                 ---------------     --------------
  Net Cash Provided By Investing Activities                             (77,471)             1,046
                                                                 ---------------     --------------
Cash Flow From Financing Activities:
  Proceeds from issuance of common stock                                347,016                  -
  Proceeds from convertible debt                                         57,033
  Proceeds from issuance of preferred stock                             290,000
  Payments from capitalized lease obligations                           (10,970)              (776)
  Proceeds from loans                                                    55,000                  -
                                                                 ---------------     --------------
  Net Cash Provided By Financing Activities                             738,079               (776)
                                                                 ---------------     --------------
Effect of exchange rate on cash                                               -                  -
                                                                 ---------------     --------------
Increase in Cash                                                         47,951             37,693

Cash and Cash Equivalents - Beginning of period                          42,760             40,129
                                                                 ---------------     --------------
Cash and Cash Equivalents - End of period                              $ 90,711           $ 77,822
                                                                 ===============     ==============


Supplemental Cash Flow Information:
  Interest paid                                                                            $ 2,957
                                                                 ===============     ==============
  Taxes paid                                                                                   $ -
                                                                 ===============     ==============


       See accountant's review report and notes to financial statements.

Note 1. Presentation of Interim Information

In the opinion of the management of Sonic Jet Performance, Inc. and Subsidiary
(SJPI), the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2002, and the results of operations and cash flows for the three months ended June 30, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the SJPI's audited consolidated financial statements and notes for the fiscal year ended December 31, 2001.


Note 2. Financial Statements

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company balances, transactions, and stockholdings have been eliminated.


NOTE 3 - INVENTORIES

Inventories at June 30, 2002 consisted of the following:

            Raw materials and supplies                  $  89,983
            Work in process                                28,279
            Finished goods                                 64,708
                                                        ---------
                       Total                            $ 182.970
                                                        =========


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2002 consisted of the following:

            Building and improvements              $   32,933
            Furniture and fixtures                     13,613
            Machinery and equipment                   230,235
            Tooling and molds                          24,991
            Tooling - new products                  1,210,290
                                                    1,512,062
                                                    ----------
Less accumulated depreciation and amortization       (402,845)
                       Total                       $1,109,217
                                                    ==========

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Lease
The Company leases its principal executive offices and facility from Corning Garden Grove LLC. The Company currently leases this premise on a month-to-month basis at a monthly rental charge of $1,550.

The Company rents a storage facility from Dennis McGee. The Company currently rents this premise on a month-to-month basis at a monthly rental charge of $1,320.

The Company's wholly owned subsidiary rents a 5,000 square foot facility at Nanning, China on a month-to-month basis on a monthly rent of $800.

Employment Agreement
On January 2, 2002, the Company entered into an at-will employment agreement with Mr. Mankal. The agreement provides for an annual base salary of $48,000 until the Company is profitable or shares will be issued in compensation, and an annual bonus of up to 25% of Mr. Mankal's annual base salary based on the Company's achievement of certain earnings and positive cash flow targets, to be established by the board. The Company also granted him options to purchase 250,000 shares of common stock that vest in two equal yearly installments.

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

NOTE 6 - STOCK COMPENSATION PLAN

The Company's 1998 Employee Consultant Stock Compensation Plan provides for the granting of stock options to employees and certain consultants of the Company and was amended in July 2000. A total of 2,000,000 shares of common stock have been reserved for issuance upon exercise of options granted under the plan, as amended. During the quarter ended June 30, 2002, the Company issued the following option shares.
1. Walter Wright              100,000  Consultant
2. Danny Medina                56,695  Settlement of Outstanding amounts
3. Barrett Evans              500,000  Consultants agreement
4. George Moseman             250,000  Finders Fees
5. Astor & Philips            118,014  Settlement of Legal fees
6. Tim Spooner                 37,500  Payment of sales Commission
7. Hratch Khedesian            50,620  Settlement of outstanding dues
8. Jeff Marks                 100,000  Settlement of outstanding amount
9. Robert West                400,000  Settlement agreement

NOTE 7 Other Transactions

Capital Stock Transactions
In January 2002, Ashford Capital, KK purchased 7 shares of our Series C Convertible Preferred Stock for an aggregate purchase price of $70,000. It converted two of the preferred shares into 564,706 shares of our common stock. Ashford Capital, LLC, the holder of our Series B Preferred Stock, owns a minority interest in Ashford Capital, KK.

Series C Convertible Preferred Stock
During the period from December 6, 2001 to June 30, 2002, Fifty Two shares of Series C Convertible Preferred Stock were issued to various investors for $520,000 of which eighteen preferred shares have been converted to common stock.


Subsequent Event:
----------------

1. On February 1, 2002 a Finders Fee agreement was entered into between Ashford Capital, LLC and Sonic Jet Performance, Inc. ("Sonic"). Sonic agreed to pay Ashford Capital ten percent (10%) of the equity of any referred party acquired by Sonic Jet. In case of Partial acquisition Sonic Jet will pay Ashford ten per cent (10%) of the transaction price and/or other consideration of any kind paid by or to Sonic Jet or any of its subsidiaries or affiliates in connection with any transaction for a referred party.

2. Sonic Jet Performance, Inc. entered into agreement with Donner Corp. International to raise capital for Sonic Jet, to correspond with shareholders, potential investors and the investment community for the purpose of introducing and raising capital for Sonic Jet, to introduce candidates for strategic alliance, joint venture or other beneficial business relationships, based upon subsequent agreement between the parties and introduce investors to Sonic Jet and/or schedule events within the financial community in an effort to develop institutional investment in Sonic Jet. Sonic Jet will compensate Donner Corp International at Ten percent (10%) commission on any and all capital raised for Sonic Jet, Two percent (2%) expense commission on any and all capital raised for Sonic Jet and 5% in Sonic Jet warrants with the exercise price at $0.10 on any and all capital raised for Sonic jet.

3. On May 21, 2002 Atlantis Partners, Inc. entered into an a stock purchase agreement with Sonic Jet Performance, Inc. ("Sonic") wherein Atlantis would purchase 5,000,000 shares of Sonic common stock for $600,000 on a convertible promissory Note and a Warrant to purchase 5,000,000 shares at $0.125 per share. On August 15, 2002 the Company and Sonic Jet agreed to rescind the transaction because it was determined that it is unlikely that the parties will be able to fulfil their respective commitments pursuant to the terms and conditions of the Agreement. No shares of Sonic Jet were issued to the Company and the Convertible Note was returned.

4. On June 13, 2002 Sonic Jet Performance, Inc. ("Buyer") entered into stock purchase agreement with the "Sellers": (a) Garth J. M. Barrett, an individual, and (b) TS Group, LLC, a Texas Limited Liability Company whereby Sonic Jet purchased 100% of the issued and outstanding common stock of Technical Solutions Group, Inc, a Nevada Corporation ("TSG") in exchange for the common stock of Buyer.

     Sonic Jet agreed to deliver Four Hundred Thousand Dollars ($400,000) of working capital and exchange Six (6) million shares of Sonic Jet Performance, Inc. common stock. The Shares will be distributed as follows:

         i) Garth Barrett will receive 2,000,000 share of Sonic Jet Common Stock in exchange for 8,000 shares of TSG Common Stock. ii) TS Group, LLC to will receive 4,000,000 shares of Sonic Jet Common Stock for 16,000 shares of TSG common stock. The shares received by TS Group, LLC are subject to a security interest from a note due to Technical Solutions Group, Inc. from TS Group, LLC.

     As a result of the transaction TSG will become a wholly owned subsidiary of Sonic Jet Performance, Inc.

     Technical Solution Group, (TSG) is a Charleston, South Carolina based manufacturer of a line of specialty Mine Resistant and Ballistically Protected and clearance vehicles for the military and law enforcement markets. TSG operates from an 85,000 square foot facility the former Navy Shipyard in Charleston. TSG has just begun deployment of its products and initial orders have been received from the US Military and the UK Ministry of Defense. Additional information on TSG can be viewed at its web site at: www.forceprotection.net.

5. Atlantis Partners, Inc. has provided $50,000.00 to Sonic Jet Performance, Inc. as reflected in a promissory note dated 2nd July 2002 by and between Atlantis Partners, Inc. and Sonic Jet Performance, Inc. at 10% simple interest per annum.

6. On July 15, 2002, the Company entered into a consulting agreement with Frank Kavanaugh as interim General Manager of Sonic Jet Performance, Inc. for a minimum of 90 days. The agreement provides for initial fees of $8,000 for each 30 days and at the end of the period 1,000,000 shares of Sonic Jet Performance, Inc. stock.

7. On July 17, 2002 an Addendum to the Stock Purchase Agreement dated December 19, 2001 by and between Sonic Jet Performance, Inc. and Ashford Capital, LLC reads as under:

         (i) Ashford Capital, LLC agrees not to sell any of its Series B Shares (or underlying common shares) prior to January 1, 2003. (ii) Sonic Jet Performance, Inc., agrees to modify the conversion date for Ashford Capital, LLC Series B Preferred Stock to convert into common stock at the earlier of 1) the discretion of Ashford Capital. LLc or 2) June 27, 2003. (iii) Sonic Jet Performance, Inc. agrees to provide Ashford Capital, LLC with the right to exchange a portion of its holdings in Sonic Jet Performance, Inc. for equity in TSG, International Inc. the holding Company for technical Solutions Group. Ashford Capital, LLC will have Six months from the date of this agreement to exchange five shares of Sonic Jet Performance, Inc. Series B Preferred Stock for 10 shares of TSG, International that converts into 20% of the fully diluted shares of TSG, International. Ashford Capital must notify Sonic Jet within the period and surrender the shares at which time it will receive the series A Preferred Shares of TSG International.

8. Following the agreement to purchase Technical Solutions Group, Inc. ("TSG") an agreement was reached with certain secured creditors of TSG. The agreements dated July 2, 2002 provided Sonic Jet Performance, Inc. ("Sonic") with an option to purchase the notes for shares of common stock of Sonic. The parties involved include:

     (i) Notes representing One Hundred and Forty Four Thousand and Thirty Three Dollars ($144,033) to Flexxtech Corporation ("Flexxtech") wherein Flexxtech has agreed that Sonic has an exclusive right to purchase the Notes any time within 90 days of this agreement in exchange for Twenty eight Thousand Eight Hundred and Seven (28,807) units consisting of common stock and warrants of Sonic as outlined in memorandum dated, April 10, 2002. (ii) Notes representing Four Hundred and Three Thousand and Eight Ninety Six Dollars ($403,896) to Atlantis Aggressive Growth Co. ("Atlantis") where in Atlantis has agreed that Sonic has an exclusive right to purchase the Notes any time within 90 days of this agreement in exchange for Eighty Thousand Seven Hundred Eighty (80,780) units consisting of common stock and warrants of Sonic as outlined in memorandum dated, April 10, 2002.

9. An agreement has been entered between Sonic Jet Performance, Inc. and RJE International, Inc. as Distributor for Australia, Brunei, China, Cyprus, India, Indonesia, Israel, Malaysia, New Zealand, Singapore, Taiwan, Thailand, Vietnam. The agreement is effective till December 31, 2003.

10. Consulting Agreement was entered between Regent Capital West and Sonic Jet performance, Inc. to raise funds through the offering of a Private Placement under Regulation D, Rule 506. Compensation was 8% of the capital raised through offering and from warrant exercise, and a 5% credit for all capital raised (including warrants) convertible to 144 common stock at $0.17 per share for the first $500,000 and $0.15 per share for all credits over $500,000. Regent Capital West assigned 4% of its cash compensation to
     R. James Consulting on funds raised by R. James Consulting.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF THE THREE MONTHS ENDED June 30, 2002, and 2001

The following table sets forth the Company's consolidated statements of operations:

                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                      June 30,               June 30,
                                 2002       2001          2002      2001
                                 -----      ----          -----     ----

Sales                           $ 303,837    $460,613     362,632   1,044,072
Cost of Sales                     181,984     356,449     209,614     828,636
                                  -------     -------     -------     -------
  Gross profit (loss)             121,853     104,164     153,018     215,436

Selling, and Administrative       684,866     242,229   1,019,456     583,845
Income/(Loss) from operations    (563,013)   (138,065)   (866,438)   (368,409)
                                  --------   ---------  ----------   ---------

Interest expenses                  (1,592)    (94,462)       ----      (1,592)
Interest Income                     3,213       4,127       3,213       4,140
Other Income                       27,677     167,846      31,426     171,846
  Total other income (expense)     32,482     266,435      34,639     162,185
                                   ------     -------      ------     -------

Net Income/(Loss)               $(530,531)  $(128,370)  $(831,799)  $(206,224)
                                =========    =========  ==========  ==========

Basic & Diluted loss per share    $(0.02)       $0.01       $(.03)    $(0.01)
                                   ======     ========      ======     ======


Weighted-average common shares
outstanding  Basic and Diluted 27,928,115  12,894,631  27,928,115 12,894,631

NET SALES: Net sales for the second quarter of Fiscal 2002 decreased by $156,776 or 34.03% compared to the second quarter of Fiscal 2001. During this period sales of 2 Vortexes, 2 Fire Rescue Jets, and 1 Rescue Jet were sold.

Net sales for the six months period during Fiscal 2002 decreased by $681,440 or 65.26% compared to the six months of Fiscal 2001. During this period 2 Vortexes, 3 Fire rescue Jets, and 1 Rescue Jet were sold. Decrease is mainly attributed to reduction in the sale of recreational boats.

COST OF SALES: Cost of sales for the second quarter of Fiscal 2002 decreased by $174,465 or 48.94% compared to the second quarter of Fiscal 2001. This decrease is mainly attributed to a decrease in the production Recreation boats compared to previous year.

Cost of sales for the six months period during Fiscal 2002 decreased by $619,024 or 74.70% compared to the six-month period during Fiscal 2001. This decrease is mainly attributed to the decrease in the production of recreation boats compared to previous year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses for the second quarter of 2002, increased by $442,637 or 182.73% to $684,866 compared to $242,229 for the second quarter of 2001. Increase is mainly attributed to expenses incurred on consultants, marketing materials, demonstration costs, legal expenses, provisions for inventory in China, and commissions on fund raising.

Selling, general and administrative expenses for six months during Fiscal 2002, increased by $435,611 or 74.61% to $1,019,456 compared to $242,229 for the six months during 2001. Increase is mainly attributed to expenses incurred on consultants, legal expenses for preparing the annual report, and proxy statement, printing of brochures, demo expenses, provisions for inventory in China and settlement of legal cases.

NET INCOME (LOSS): Net Income (Loss) for the six months ended June 30, 2002 was ($831,799) as compared to ($206,224) for the six months ended June 30, 2001. This increase in loss is mainly attributable to expenses incurred on consultants, legal expenses for preparing the annual report, and proxy statement, printing of brochures, demo expenses, provision for inventory in China and settlement of legal cases. Also the profit margin increased during the Fiscal year 2002 due to higher profit margin on Fire and rescue boats.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of capital have been cash flow from its operations, the sale of Series B and Series C Convertible Preferred Stock, and funds raised through the sale of additional securities.

Based on its current operating plan, the Company anticipates that additional financing will be required to finance its operations and capital expenditures.

The Company's currently anticipated levels of revenues and cash flow are subject to many uncertainties and cannot be assured. Further, unforeseen events may occur causing the Company to raise additional funds. The amount of funds required by the Company will depend upon many factors, including without limitation, the extent and timing of sales of the Company's products, future product costs, the timing and costs associated with the establishment and/or expansion, as appropriate, of the Company's manufacturing, development, engineering and customer support capabilities, the timing and cost of the Company's product development and enhancement activities and the Company's operating results. Until the Company generates cash flow from operations, which will be sufficient to satisfy its cash requirements, the Company will need to seek alternative means for financing its operations and capital expenditures and/or postpone or eliminate certain investments or expenditures. Potential alternative means for financing may include leasing capital equipment, obtaining lines of credit, or obtaining additional debt or equity financing. There can be no assurance that, if and when needed, additional financing will be available, or available on acceptable terms. The inability to obtain additional financing or generate sufficient cash from operations could require the Company to reduce or eliminate expenditures for capital equipment, research and development, production or marketing of its products, or otherwise curtail or discontinue its operations, which could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, if the

Company raises funds through the sale of additional equity securities, the Common Stock currently outstanding may be further diluted.

The Company has raised $331,750 during the six months period ending July 31, 2002 by private placement. Also, the Company raised $520,000 from Preferred Shares `C' Class allotment, of which $180,000 has been converted as Common Stock to date. The Company has delivered $380,000 dollars to Technical Solutions Group, Inc. as part of the agreement with Technical Solutions Group, Inc to fund working capital.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.   None



Item 2. Changes in Securities.

     The Following Shares were issued out of the stock option plan during six months period ending June 30, 2002.

1. Walter Wright              100,000  Consultant
2. Danny Medina                56,695  Settlement of Outstanding amounts
3. Barrett Evans              500,000  Consultants agreement
4. George Moseman             250,000  Finders Fees
5. Astor & Philips            118,014  Settlement of Legal fees
6. Tim Spooner                 37,500  Payment of sales Commission
7. Hratch Khedesian            50,620  Settlement of outstanding dues
8. Jeff Marks                 100,000  Settlement of Outstanding amount
9. Robert West                400,000  settlement


     The Following Shares were issued with restriction during six month period ending June 30, 2002.

1. Scott Ervin                           15,000 Settle outstanding amounts
2. Danny Medina                         100,000 Non Competence Agreement
3. Astor & Phillips                     118,014 Payment of Legal fees
4. Alan Weaver                           14,700 Settlement of Legal case
5. Harry Yamada                          34,300 Settlement of legal case
6. William Crosby                        21,000 Settlement of Legal Case
7. JNC Opportunity Fund, Ltd.         1,044,775 Anti Dilution Agreement
8. JNC Strategic Fund, Ltd.             731,858 Anti Dilution Agreement
9. Mohammed Al Rashid                 1,021,677 Anti Dilution Agreement
10. Federal and Commercial Contracts     50,000 Sales agreement
11. Mgs Grand Sports                     41,494 Settle outstanding rent
12. Flexx Capital Partners, Inc.        250,000 Consultant agreement
13. Albert Mardikian                  2,819,362 Settlement all dues
14. Donner Corporation International    250,000 Consultant agreement
15. Dennis W. Benner                    300,000 Consultant
16. Bob Hicks                           100,000 Consultant
17. Christopher Morgan                   24,444 Tax consultant
18. Tim Spooner                          37,500 Sales commission
19. Hratch Khedesian                     50,620 Settlement of dues
20. Ken Hersh                            25,000 Consultant

The Following Common shares were issued by converting Preferred stock certificates for the six month period ending June 30, 2002 :

1. Denis Hickey                              564,706
2. Hratch Khedesian                          282,353
3. Michel Watts                              564,706
4. Noriaki Sasaki                          1,129,412
5. Krishna Mankal                            282,353
6. Jeffrey Marks                             282,353
7. Efund Capital Partners                  1,129,411
8. Lisa Giocomini                            121,008
9. Ashford Capital, KK                       564,706

Item 3. Defaults Upon Senior Securities.

Item 4. Submission of Matter to  a vote of Security Holders:

a)  The Company annual meeting of shareholders was held on May 6, 2002.

b)  The directors elected at the meeting were:

                               For               Against               Withheld
     1. Madhava Rao Mankal     20,868,880                               12,850
     2. Scott R. Ervin         20,868,880                               12,850
     3. George Moseman         20,868,880                               12,850

c) Other matters voted upon at the meeting and the results of those votes were as follows:

                                        For       Against       Withheld

1. Increase of Authorized Capital     20,853,580  33,050         1,400
2. Increase in Number of Directors    20,845,430  21,950         1,700
3. Ratification of Auditors           20,844,430  25,250         3,400

The following matters are described in detail in the Company's Proxy statement dated March 27, 2002.

Item 5. Other Information.

  None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:   None during this quarter

(b) Reports on Form 8-K.  During this quarter the following were filed
                                i) Acquisition of Technical Solution Group
                               ii) Withdrawal of SB-2 filing

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 20, 2002            SONIC JET PERFORMANCE, INC.


                               By: /s/ Madhava Rao Mankal
                                   ------------------------------------
                                   Name:   Madhava Rao Mankal
                                   Title: Secretary/CFO