Form 10QSB
period 2002-09-30
SONIC JET PERFORMANCE INC
filed 2002-11-18
CIK 1032863

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1937

     For the transition period from _____________________ to ___________________


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

YES [x]      NO [ ]


As of September 30, 2002 the Issuer had 55,123,796 shares of Common Stock, no par value, outstanding.

                           SONIC JET PERFORMANCE, INC.

                                   FORM 10-QSB

                FOR THE QUARTERLY PERIOD ENDED September 30, 2002

                                Table of Contents

                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

            Report on Review by Independent Certified Public Accountant

            Balance Sheet at September 30, 2002 (unaudited)

            Statement of operations for the Three months and Nine months ended September 30, 2002 and 2001 (unaudited).

            Statements of Cash Flows for the Nine months ended
            September 30, 2002 and 2001 (unaudited).

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

Item 3.     Defaults upon Senior Securities

Item 4.     Submission of Matters to a vote of Security Holders

Item 5.     Other Information

Item 6.     Exhibits and reports on Form 8-K

                  SONIC JET PERFORMANCE, INC. AND SUBSIDIARIES
                               September 30, 2002
                                   (Unaudited)


                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

FINANCIAL STATEMENTS

  CONTENTS:

     Report on Review by Independent
     Certified Public Accountant                                F-1

     Consolidated Balance Sheets                                F-2

     Consolidated Statements of Operations                      F-3

     Consolidated Statements of Cash Flows                      F-4

     Notes to Consolidated Financial Statements                 F-5 - F-8

                          Michael Johnson & Co., LLC.
                             9175 Kenyon Ave., #100
                                Denver, CO 80237
                              Phone: 303-796-0099
                               Fax: 303-796-0137





           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Sonic Jet Performance, Inc and Subsidiary


We have reviewed the accompanying consolidated balance sheet of Sonic Jet Performance, Inc. and its Subsidiaries as of September 30, 2002 and the related consolidated statements of operations and cash flows for the nine months ended September 30, 2002 and 2001 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 4, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Michael Johnson & Company, LLC
Michael Johnson & Company, LLC
Denver, Colorado
November 14, 2002


SONIC JET PERFORMANCE, INC.
CONSOLIDATED BALANCE SHEET
September 30, 2002

                                                 Nine months
                                                 ending September     Year Ending
                                                 30, 2002              December 31, 2001
ASSETS
  Cash                                                    231,539          42,760
  Accounts receivable                                      30,108           9,500
  Other receivables and deposits                          476,838           7,731
  Inventories                                             574,212         363,971
  Restricted Cash                                               -         201,004
           Current Assets                               1,312,696         624,966

  Net Fixed Assets                                        203,364       1,221,313

  Goodwill                                              2,996,850
  Design rights                                           200,000         267,500
  Other assets

 TOTAL ASSETS                                           4,712,910       2,113,779
                                                        =========================
LIABILITIES
  Accounts payable                                        827,995         458,416
  Accrued payroll taxes                                    47,478          70,936
  Other accrued liabilities                               615,322         397,276
  General Reserve                                         750,014
  Current portion of capitalized lease obligations              -          12,236
  Short Term Loans                                        126,765
       Current Liabilities                              2,367,574         938,864

  Long term  liabilities                                  198,793
  Notes payable                                           329,212

Common, no par value, 300,000,000 authorized, issued and outstanding 55,138,796 and 32,829,397

Preferred
  Series B Convertible Preferred (10 shares issued)        25,000          25,000
  Series C Convertible Preferred (34 shares issued)       340,000          50,000
Commission                                               (196,054)
Retained earnings                                     (11,007,739)    (11,009,005)

Shares committed                                          526,158          93,205
APIC Stock Warrants                                       309,173
Net income                                             (3,178,142)
Equity                                                  1,817,332       1,174,915

Liabilities and Shareholders' Equity                    4,712,910       2,113,779
                                                 =================================
                                                                0               -



                                                  Consolidated     Consolidated
Common, no par value, 300,000,000 authorized,
issued and outstanding 55,138,796and  32,829,397       14,998,935      12,015,715
Preferred
  Series B Convertible Preferred (10 shares issued)        25,000          25,000
  Series C Convertible Preferred (34 shares issued)       340,000          50,000
Commission                                               (196,054)
Retained earnings                                     (11,007,739)    (11,009,005)

Shares committed                                          526,158          93,205
APIC Stock Warrants                                       309,173
Net income                                             (3,178,142)
Equity                                                  1,817,332       1,174,915



Sonic Jet Performance, Inc. & Subsidiary
Statement of Operations
For the period ended September 30, 2002


                                                       3 Months Ended September 30      9 Months ended September 30
                                                       --------------------------------------------------------------------------
                                                            2002              2001                  2002             2001


Sales                                                        1,192,241             142,429           1,554,873         1,186,501

Cost of sales                                                  814,025              99,027           1,023,638           927,663

Gross profit                                                   378,216              43,402             531,235           258,838

Selling, general and administrative expenses                 2,715,292             192,726           3,734,748           776,571

Profit (loss) from operations                               (2,337,076)           (149,324)         (3,203,513)         (517,733)

Other income(expense)
    Other income                                                   197                 412              31,623           172,257
    Other expense                                                    -                                       -
    Interest income                                                  6               1,672               3,219             5,812
    Interest expense                                            (9,472)             (3,972)             (9,472)          (17,772)
    Goodwill impairment                                              -                                       -
Total other income (expense)                                    (9,269)             (1,888)             25,370           160,297





Net Loss                                                    (2,346,345)           (151,212)         (3,178,143)         (357,436)

Basic loss per share                                             (0.07)              (0.01)              (0.10)            (0.03)
                                                                 (0.05)              (0.01)              (0.06)            (0.03)
Diluted loss per shares

Weighted average common shares outstanding
Basic                                                       33,107,029          17,591,230          33,107,029        17,591,230
Diluted                                                     50,473,100          17,591,230          50,473,100        17,591,230

* Taken from the weighted average common shares outstanding as at the end of 09/30/02


SONIC JET PERFORMANCE, INC.
CONSOLIDATED CASH FLOW 9-30-02


                                                                    Nine Months Ended
                                                                        September 30,
                                                                   2002             2001
                                                             ----------------------------------
Cash Flows From Operating Activities:
  Net Loss                                                        $(3,178,142)      $ (357,436)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                                    111,053           90,000
     Impaired assets                                                1,087,500
     Goodwill in Consolidation                                     (1,796,850)
     Beneficial interest on warrants                                  309,173
     Comprehensive income                                               1,266
     Provision for  Inventory                                         327,919
     Provision for Nanning Sonic Jet assets                            61,555
     Common stock issued for services                                 441,083                -

 Changes in assets and liabilities:
     (Increase) Decrease in accounts receivable                       (20,608)         (56,270)
     (Increase) Decrease in inventories                              (538,160)         187,984
     (Increase) Decrease in Due from related parties                                    99,206
     (Increase) Decrease in other assets                             (476,050)         (11,839)
     (Decrease) Increase in accounts payable                        1,070,063           36,914
     (Decrease) Increase in payroll liabilities                       (23,458)          (5,600)
     (Decrease) Increase in accrued expenses                          218,046          (20,922)
     (Decrease) Increase in general reserve                           750,014
         Total adjustments                                          1,522,546          319,473
Net Cash Used in Operating Activities                              (1,655,596)         (37,963)

Cash Flow From Investing Activities:
  Purchase of equipment                                              (167,716)           1,046
  Proceeds from sale of property and equipment                                               -
  Net cash provided by investing activities                          (167,716)           1,046

Cash Flow From Financing Activities:
  Proceeds from issuance & committment of common stock              1,074,606                -
  Cost of capital                                                    (196,054)
  Proceeds from convertible debt
  Proceeds from issuance of preferred stock                           290,000
  Payments from capitalized lease obligations                         (12,236)            (776)
  Restricted cash realized                                            201,004
  Proceeds from long term liabilities                                 198,793
  Proceeds from notes payable                                         329,212
  Proceeds from loans                                                 126,765                -
  Net Cash Provided By Financing Activities                         2,012,090             (776)

Increase in Cash                                                      188,778          (37,693)

Cash and Cash Equivalents - Beginning of period                        42,760           40,129

Cash and Cash Equivalents - End of period                           $ 231,538          $ 2,436


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1. BASIS OF PRESENTATION

In the opinion of the management of Sonic Jet Performance, Inc. and Subsidiary
(SJP), the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2002, and the results of operations and cash flows for the nine months ended September 30, 2002 and 2001. All significant inter-company accounts and profits have been eliminated. Interim results are not necessarily indicative of results for a full year.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", (the "Statements") effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and indefinite-lived intangible assets are no longer amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The consolidated financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the SJP's audited consolidated financial statements and notes for the fiscal year ended December 31, 2001.

The information contained in the following Condensed Notes to Consolidated Financial Statements is condensed from that which would appear in the annual consolidated financial statements. The accompanying unaudited condensed consolidated financial statements do not include certain footnotes and other financial presentations normally required under generally accepted accounting principles. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Annual Report on Form 10-K of Sonic Jet Performance Incorporated and its subsidiaries (the "Company") for the year ended December 31, 2001. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

The consolidated financial information as of September 30, 2002 included herein is unaudited but includes all normal recurring adjustments which, in the opinion of management of the Company, are necessary to present fairly the consolidated financial position of the Company at September 30, 2002, the results of its operations for the nine month period ended September 30, 2002, and its cash flows for the nine month period ended September 30, 2002.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The consolidated financial statements include the accounts of Sonic Jet Performance ("SJET") and its subsidiaries, Technical Solution Group, Inc. ("TSG") and Nanning Sonic Jet, LLC. All significant inter-company transactions and accounts have been eliminated in the consolidation.

Note 2. Financial Statements

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances, transactions, and stockholdings have been eliminated.

During the nine-month period ended September 30, 2002, the Company sold 9,751,000 shares of common stock units to investors pursuant to its Private Placement Memorandum, generating net proceeds of $719,160.60. Each common stock unit consisted of (a) fifty shares of common stock of the Company, (b) one warrant to purchase twenty-five shares of common stock of the Company at an exercise price of $.20 per share, and (c) one warrant to purchase twenty-five shares of common stock, at an exercise price of $0.30 per share which has been reduced to $0.01 per share. The Company believes the issuance of the shares and warrants was exempt from registration under the private placement exemption available under Section 4(2) of the 1933 Securities Act ("Act").

During the nine-month period ended September 30, 2002, the Company issued an aggregate of 1,612,829 shares of its common stock pursuant to the Company's 2001 Compensation Plan, which included (a) 400,000 shares issued to an employee of the Company in consideration for the cancellation of $44,000 of compensation obligations of the Company and (b) 362,829 shares of its common stock to employees and consultants in consideration for the cancellation of $64,471 of existing indebtedness of the Company and (c) 850,000 shares issued to various consultants related to services in lieu of $34,500. The Company believes the issuance of the shares and warrants was exempt from registration under the private placement exemption available under Section 4(2) of the Act.

The following is a summary of equity transactions in the three-month period ended September 30, 2002 that involved the issuance of common stock.



       Common Stock                                              shares issued
                                                                 -------------
       Sale of common stock and common stock units                   9,751,000
       Common stock issued to satisfy debts                          3,721,553
       Common stock issued to consultants and employees              2,821,846
       Common stock issued for investment                            6,000,000
                                                                 -------------
           Total for Three months ended September 30, 2002          22,294,399


NOTE 3 - INVENTORIES

       Inventories at September 30, 2002 consisted of the following:



                                                        September 30, 2001
                                                        ------------------

           Work in process                                    $518,546
           Finished goods                                      $55,666
                                                            ----------
                Total                                         $574,212
                                                            ==========

NOTE 4 - PROPERTY AND EQUIPMENT

       Property and equipment at September 30, 2002 consisted of the following:

         Tooling and molds                                $52,272
         Machinery and equipment                         $344,132
         Furniture and fixtures                           $26,396
         Vehicles                                            $500

           Total                                         $423,300

         Less Accumulated Depreciation                  ($219,936)

           Total                                         $203,364
                                                         ========


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

The Company's wholly owned subsidiary rents a 5,000 square foot facility at Nanning, China on a month-to-month basis on a monthly rent of RMB 6,400.

Royalty/Licensing Agreements
----------------------------
On December 27, 2001, the Company entered into a new license agreement covering the design and other rights, with Mardikian Marine Design, LLC, an entity owned by the Company's largest shareholder, and by a principal of the holder of the Company's series B preferred Stock. Under the new licensing agreement, the Company is obligated to pay the licensor, as royalties (1) 4% of the first $3 Million Dollars in gross revenues resulting from the sale of products using the designs, (2) 3% of gross revenue between $3 Million Dollars and $5 Million Dollars (3) 2% of gross revenue between $5 Million Dollars and $10 Million Dollars (4) 1% of gross revenue in excess of $10 Million Dollars.


NOTE 6 - STOCK COMPENSATION PLAN

During the nine month period ended September 30, 2002, the Company issued an aggregate of 1,612,829 shares of its common stock pursuant to the Company's 2001 Compensation Plan, which included (a) 400,000 shares issued to an employee of the Company in consideration for the cancellation of $44,000 of compensation obligations of the Company and (b) 362,829 shares of its common stock to employees and consultants in consideration for the cancellation of $64,471 of existing indebtedness of the Company and (c) 850,000 shares issued to various consultants related to services in lieu of $34,500. The Company believes the issuance of the shares and warrants was exempt from registration under the private placement exemption available under Section 4(2) of the Act.


NOTE 7 - RELATED PARTIES AND OTHER TRANSACTIONS

1. Sonic Jet Performance, Inc. completed the acquisition of Technical Solutions Group, Inc. a Nevada Corporation ("TSG"). Sonic Jet purchased 100% of the issued and outstanding common stock from the shareholders.

       As a result of the transactions TSG is a subsidiary of Sonic Jet. TSG manufacturers a line of specialty vehicles for the military and law enforcement markets. The stock is currently held through TSG Internation-al, Inc. a 90% owned subsidiary of SJP.

2. Sonic Jet Performance, Inc. agreed to provide Ashford Capital, LLC with the right to exchange a portion of its holdings in Sonic Jet Performance, Inc. for equity in TSG, International Inc. the holding Company for Technical Solutions Group. Ashford Capital, LLC will have Six months from July 17th, 2002 to exchange five (5) shares of Sonic Jet Performance, Inc. Series B Preferred Stock for shares of TSG, International which convert into 20% of the fully diluted shares of TSG, International. Ashford Capital must notify Sonic Jet and surrender the shares by January 17th, 2003 at which time it would receive the shares of TSG International.

3. Under the finders fee agreement entered into between Ashford Capital, LLC and Sonic Jet Performance, Inc on February 1, 2002. Sonic Jet granted Ashford Capital ten percent (10%) of the equity ownership of any referred party acquired by Sonic Jet. In case of Partial acquisition Sonic Jet will pay Ashford ten per cent (10%) of the transaction price and/or other consideration of any kind paid by or to Sonic Jet or any of its subsidiaries or affiliates in connection with any transaction for a referred party. Ashford Capital referred TSG to the Company.

4. A promissory note entered into as of the July 2nd, 2002 by and between Atlantis Partners, Inc. and Sonic Jet Performance, Inc. and its subsidiaries to lend Sonic Jet Performance, Inc. Fifty Thousand Dollars ($50,000) at an interest rate of 10% simple interest per annum.

5. In conjunction with the purchase of TSG, the Company purchased notes from Flexxtech Corporation by issuing 1,461,880 shares on August 30, 2002. In addition the Company has issued a warrant for 730,940 at $.20 per share, and a warrant for 730,940 at $.01 per share.

6. In conjunction with the purchase of TSG, the Company has signed a docu-ment to purchase notes from Atlantis Aggressive Growth Co. representing Four Hundred and Three Thousand Eight Hundred and ninety-six Dollars ($403,896). This amount is in dispute and the total is expected to be reduced by up to $100,000.

7. Sonic Jet Performance, Inc. entered into agreement with Deveraux Incorporated to provide consulting for advisory services, strategic, investor, and government introductions. The agreement has a 6-month term and is cancelable after that period upon 30 days notice. The contract required an engagement fee of $100,000 plus a monthly retainer of $10,000. A principal of Deveraux is also involved in R. James Consulting, which is raising funds through the Company's Private Placement Memorandum.

8. Sonic Jet Performance, Inc. entered into agreement with Mission Capital Investment Group to raise capital through the Company's Private Placement Memorandum. The agreement has a term through April 10, 2003 with a 120-day cancellation notice.

9. Sonic Jet Performance, Inc. entered into a consulting agreement on July 1, 2002 with Mike Watts as its General Manager for TSG. Under the agree-ment Mr. Watts will receive a consulting fee and equity in SJP and the subsidiary TSG. Under the agreement beginning January 1, 2003, Mr. Watts will become an employee of TSG.

10. Sonic Jet Performance, Inc. entered into a purchase agreement for TSG under which it was obligated to grant options to Garth Barrett, the president of TSG in the amount of 2,000,000 shares in addition to the shares Mr. Barrett received as a shareholder.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Business Overview

Sonic Jet Performance, Inc., is a corporation organized and existing under the laws of the State of Colorado, having originally been incorporated in November 1996 as Boulder Capital Opportunities III ("BCO"). Effective June 30, 1998, BCO acquired all assets and assumed all liabilities of Sonic Jet Performance, LLC, a California limited liability company that was in the business of producing and marketing recreational boats, jet boats, trailers, and related accessories. On November 4, 1998, the name was changed to Sonic Jet Performance, Inc. The Company is headquartered in Stanton, California and has facilities in Riverside, California, Charleston, South Carolina, and Nanning, China. Sonic Jet is an Over-the-Counter, ("OTC") company, publicly traded in the National Quotation Bureau under the ticker symbol "SJET."

Sonic Jet designs, manufactures, and distributes high-performance commercial and recreational boats (collectively, the "Boats") and through our subsidiary TSG International, Inc. ("TSG") designs, develops and produces mine protected vehicles (collectively, the "MPVs" or "Vehicles") used by the U.S. Department of Defense ("DoD") and foreign militaries. We conduct operations through our facilities in the United States and China. Our results of operations, particularly revenue, gross profits and cash flows, vary significantly from period to period, depending largely upon the timing of our delivery of finished products, the terms of our contracts and our level of export sales. As a result, period-to-period comparisons may show substantial changes disproportionate to our underlying business activity.

The Boats combine innovative designs with power, safety, handling, and stability. The Company markets and sells commercial boats directly to municipalities and other government entities such as fire departments, police departments, and the military. The Company sells recreational boats directly to consumers, and through selected distributors in both the United States and abroad. Of the 3,536 counties in the United States, 88 are located in coastal regions. Because of cost, few municipalities have adequate search and recovery, patrol or fire fighting boats. The Company's marketing strategy includes displaying and demonstrating the boats at regional, national and international boat shows, and at local waterways throughout the United States, and advertising its boats in boating magazines and on the Internet.
The Vehicle or MPV contracts typically are fixed-price. The Company anticipates contracts for research, engineering, and prototypes that are typically cost-plus arrangements, under which we are reimbursed for approved costs and also receive a fee. Our production contracts are typically fixed-price arrangements under which we assume the risk of cost overruns and receive the benefit of cost savings. All of our contracts, whether we are the prime contractor or a subcontractor, are subject to audit and cost controls. As a result, the customer typically has the right to object to our costs as not allowable or as unreasonable, which can increase the costs we bear rather than allow recovery as costs reimbursed or allowed in our negotiation of fixed-price contracts.

We recognize sales on fixed-price production contracts when the risks and rewards of ownership have been transferred to the customer. For our production contracts, those criteria are typically met when the manufacture of the product is completed and the customer has certified it as meeting the contract specifications and as having passed quality control tests. For our foreign production contracts, sales are generally recorded upon shipment of products to the customer, which corresponds to when the risks and rewards of ownership transfer. We may deliver products to our foreign customers in lots, which also results in an inventory build-up pending delivery. For fixed-price repair and maintenance contracts, we recognize sales under the percentage of completion method based on the ratio of incurred cost to estimated total costs. We record sales under cost-plus contracts as costs are incurred and invoiced.

We use the contract method of accounting for our fixed-price contracts and therefore record gross margin on each unit produced at the time a sale is recognized, based on an estimate of the margin that will be realized over the life of the related contract. We currently evaluate estimates of gross margin once each year and use the cumulative catch-up method to recognize changes in estimates of sales and gross margins during the period in which those changes are determined. We charge any anticipated losses on a contract to operations as soon as those losses are determined. The principal components of our operating costs for production contracts are materials, subcontractor costs, labor and overhead. The principal operating costs for engineering and development contracts are compensation costs for the engineers and designers and related overhead necessary to support those personnel. All of these operating costs are charged to inventory as incurred. We expense selling, general, administrative, and research and development costs in the period incurred. The major components of these costs include compensation, overhead and amortization of intangibles.

The Company does not undertake any obligation to revise or update publicly any forward-looking statements for any reason. Additional information on various risk and uncertainties potentially affecting the Company's results are discussed below and are contained in publicly filed disclosures available through the Securities and Exchange Commission EDGAR database (http://www.sec.gov) or from the Company's Investor Relations Department.


This Report contains forward-looking statements regarding Sonic Jet Performance, Inc. and its subsidiaries, which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, market acceptance of the Company's products, the competitive nature of the Company's business and its markets, the success and timing of new product introductions and commercialization of the Company's technologies, the need for additional capital and the possibilities related to litigation. These forward-looking statements are based on the Company's current expectations, estimates and projections about the Company's industry, management's beliefs, and certain assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "predicts," "potential," "believes," "seeks," "estimates," "should," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, the Company's actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:

the ability of the Company to secure additional contracts;

the ability of the Company to introduce new products, gain broad market acceptance for such products and ramp-up manufacturing in a timely manner;

the pace at which new markets develop;

the response of competitors, many of whom are bigger and better financed than the Company;

the Company's ability to successfully execute its business plan and control costs and expenses;

the Company's ability to establish strategic partnerships to develop the business of its subsidiaries;

the market capitalization of the Company;

the availability of additional financing;

general economic and political instability; and

those additional factors which are listed under the section "Risk Factors" at the end of Item 2 of this Report.


COMPARISON OF THE THREE MONTHS and Nine Months ended September 30, 2002, and
2001


The following table sets forth the Company's consolidated statements of operations:


                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                        2002               2001            2002            2001
Sales                                   $ 1,192,241     $   142,429     $ 1,554,873     $ 1,186,501
Cost of sales                           $   814,025     $    99,027     $ 1,023,638     $   927,663
  Gross profit (loss)                   $   378, 216    $    43,402     $   531,235     $   258,838

Selling and Administrative              $ 2,715,292     $   192,726     $ 3,734,748     $   776,571
Income/(Loss) from operations           $(2,337,076)    $  (149,324)    $(3,203,513)    $  (517,733)

Interest expenses                       $    (9,472)    $    (3,972)    $    (9,472)    $   (17,772)
Interest income                         $         6     $     1,672     $     3,219     $     5,812
Other income                            $       197     $       412     $    31,623     $   172,257
  Total other income (expense)          $    (9,269)    $    (1,888)    $    25,370     $   160,297

Net Income/(Loss)                       $(2,346,345)    $  (151,212)    $(3,178,143)    $  (357,436)

Basic loss per share                    $     (0.07)    $     (0.01)    $     (0.10)    $     (0.03)
Diluted loss per share                  $     (0.05)    $     (0.01)    $     (0.06)    $     (0.03)

Weighted average common shares
  Basic                                  33,107,029      17,591,230      33,107, 029     17,591,230
  Diluted                                50,473,100      17,591,230      50,473,100      17,591,230


NET SALES: Net sales for the third quarter of 2002 increased by $1,049,812 or 737.07% compared to the third quarter of 2001. During this period 1 Rescue Jet and 1 Delta were sold. Also during this period Technical Solutions Group sold 3 Cougars and 2 Buffalo with a value of $1,136,138.

Net sales for the nine-month period during 2002 increased by $368,372 or 31.05% compared to the nine-month period of 2001. During this 2002 period the Company sold 2 Vortex, 3 Fire rescue Jets, 2 Rescue Jets and 1 Delta. The decrease in sales by Sonic Jet is mainly attributed to reduction in the sale of recreational boats and the move of the Huntington Beach headquarters and manufacturing facility during the 3rd Quarter.

COST OF SALES: Cost of sales for the third quarter of 2002 was 68.27% of sales compared to 69.52% in the third quarter of 2001. This decrease is mainly attributed to a focus on selling with higher gross margins and reducing production costs compared to previous year.

Cost of sales for the nine-month period during 2002 was 65.83% of sales, compared to 78.18% for the nine-month period of 2001. This decrease is mainly attributed to a focus on selling with higher gross margins and reducing production costs compared to previous year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses for the third quarter of 2002, increased to $2,725,889 compared to $192,726 for the third quarter of 2001. The increase is mainly attributed to costs associated with acquisition of TSG, fund raising, business consultants, brochures, demo expenses, legal expenses, and the write-off of tools, molds, design rights, and obsolete inventory.

Selling, general and administrative expenses for the nine-month period were $3,745,345 during Fiscal 2002, compared to $776,571 for the nine-month period during 2001. The increase is mainly attributed to costs associated with acquisition of TSG, fund raising, business consultants, brochures, demo expenses, legal expenses, and the write-off of tools, molds, design rights, and obsolete inventory.

NET INCOME (LOSS): Net Income (Loss) for the nine-month period ended September 30, 2002 was ($3,188,740) as compared to ($357,436) for the nine-month period ended September 30, 2001. The increase is mainly attributed to costs associated with acquisition of TSG, fund raising, business consultants, brochures, demo expenses, legal expenses, and the write-off of tools, molds, design rights, and obsolete inventory.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of capital have been cash flow from its operations, debts, the sale of preferred and common stock, and other equity securities.

Based on its current operating plan, the Company anticipates that additional financing will be required to finance its operations and capital expenditures.

The Company's currently anticipated levels of revenues and cash flow are subject to many uncertainties and cannot be assured. Further, unforeseen events may occur causing the Company to raise additional funds. The amount of funds required by the Company will depend upon many factors, including without limitation, the extent and timing of sales of the Company's products, future product costs, the timing and costs associated with establishment and/or expansion, as appropriate, of the Company's manufacturing, development, engineering and customer support capabilities, the timing and cost of the Company's product development and enhancement activities and the Company's operating results. Until the Company generates cash flow from operations that will be sufficient to satisfy its cash requirements, the Company will need to seek alternative means for financing its operations and capital expenditures and/or postpone or eliminate certain investments or expenditures. Potential alternative means for financing may include leasing capital equipment, obtaining a line of credit, or obtaining additional debt or equity financing. There can be no assurance that, if and when needed, additional financing will be available, or available on acceptable terms. The inability to obtain additional financing or generate sufficient cash from operations could require the Company to reduce or eliminate expenditures for capital equipment, research and development, production or marketing of its products, or otherwise curtail or discontinue its operations, which could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, if the Company raises funds through the sale of additional equity securities, the Common Stock currently outstanding will be further diluted.

The Company has raised $854,270 during the nine months period ending September 30, 2002 by private placement. Also, Company raised $520,000 from Preferred Shares `C' Class allotment, of which $180,000 has been converted as Common Stock to date. Company has delivered $437,500 dollars to Technical Solution Group, Inc. as part of the purchase agreement to fund working capital, and negotiated to settle existing debts through the purchase or conversion of debt from TSG creditors.

Risk Factors

Our future operating results are highly uncertain. Before deciding to invest in Sonic Jet Performance, Inc. or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report, our Annual Report on Form 10-K, as amended, our Quarterly Reports on Form 10-Q, as amended, and in our other filings with the Commission, including any subsequent reports filed on Forms 10-K, 10-Q and 8-K. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business and results of operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price. We experienced net losses of $1,437,818 for the year ended December 31, 2001, and approximately $3,178,143 for the nine-month period ended September 31, 2002. In recent years, much of our losses were incurred as a result of significant investments in new product development and marketing costs. While we have significantly reduced our investments, we anticipate that we will continue to generate net losses and cannot assure you that we will be able to achieve or sustain profitability on a quarterly or annual basis in the future. In addition, because large portions of our expenses are fixed, we generally are unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, we may continue to experience net losses, which will make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

We will likely need to raise additional capital in the future, and additional funds may not be available on terms that are acceptable to us, or at all. We have generated significant net losses in recent periods, and experienced negative cash flows from operations in the amount of $120,408 for the year ended December 31, 2001 and approximately $1,655,596 for the nine-month period ended September 30, 2002. We cannot guarantee that we will be able to generate sufficient funds from our operations to meet our immediate working capital needs. In addition, our current growth plans require certain equipment, facility and product development expenditures that cannot be funded from cash generated from operations unless and until our current liabilities are substantially retired. Accordingly, we anticipate that we will likely need to raise additional capital to fund our aggregate requirements although the nature, timing and amount of that need are not immediately determinable. We cannot assure you that any additional capital may be available on a timely basis, on acceptable terms, or at all. If we are not able to obtain additional capital, our business, financial condition and results of operations will be materially adversely affected.

Our capital requirements will depend on many factors, for the Company and its subsidiaries including:

our ability to control costs;
our ability to commercialize our products and technologies and achieve market acceptance for such products and technologies; our ability to procure additional government contracts; the timing of payments and reimbursements from government and other contracts; research and development funding requirements and required investments in our product development; increased sales and marketing expenses; technological advancements and competitors' response to our products; capital improvements to new and existing facilities; our relationships with customers and suppliers; and general economic conditions including the effects of the current economic slowdown and international conflicts.

If our capital requirements are materially different from those currently planned, we may need additional capital sooner than anticipated. Additional funds may be raised through borrowings, other debt or equity financings, or the divestiture of business units or select assets. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and such securities may have rights, preferences and privileges senior to our common stock. Additional funds may not be available on favorable terms or at all, particularly in view of the significant decline in our market capitalization. If adequate funds are not available on acceptable terms, or at all, we may be unable to finance our operations, develop or enhance our products, expand our sales and marketing programs, take advantage of future opportunities or respond to competitive pressures.

Financing, if available, could result in significant costs to us, even if not consummated. In certain circumstances, it is possible that our subsidiaries or we could experience very substantial transaction costs or break-up fees in connection with efforts to obtain financing. Financings, in general, also require a significant amount of management's time and can distract us from executing our business plan. Furthermore, the costs and expenses of such financings, including legal fees, can significantly increase our operating expenses.

The market for your shares may be limited, and it may be difficult for you to sell your shares at an acceptable price, if at all. Our shares come within the definition of "penny stock" as defined in the Securities Exchange Act of 1934, as amended, and covered by Rule 15g-9 of that Act. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, affects the ability or willingness of broker-dealers to sell our securities and accordingly affects the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

If we are not able to penetrate our target markets we may not be able to increase revenues or achieve or sustain profitability. Since commencing operations, the Company has developed products and technology, for various defense, rescue, and marine applications. However, revenues from such contracts are tied to the economy for recreational products and for commercial and mine protected vehicle products by government budget cycles and influenced by numerous political and economic factors beyond the Company's control, and are subject to an ability to win additional contracts. The Company's long-term prospects of realizing significant returns will likely also require significant penetration of those markets. In prior years the Company has made significant investments to penetrate government and consumer markets without significant success. We cannot assure you that any of our present and contemplated future products will achieve broad market acceptance in target marketplaces, and if they do not, our business, results of operations and financial condition will be materially and adversely affected.

Significant sales of our common stock in the public market will cause our stock price to fall. As of September 30, 2002, we had approximately 55,123,796 shares of common stock outstanding, of which most are or will be freely tradable, other than restrictions imposed upon our affiliates. An additional group of shares are subject to restrictions on trading, but become freely tradable between December 2002 and February 2003 when the restrictions begin being removed. The average daily trading volume of our shares from January 2000 to present was approximately 30,000 shares. The freely tradable shares, along with the contractually restricted shares, are significantly greater in number than the daily average trading volume of our shares. If the selling stockholders, or the holders of the freely tradable shares, were to sell a significant amount of our common stock in the public market, the market price of our common stock would likely be significantly adversely affected.

From time to time, we may elect to retire obligations of the Company or its subsidiaries with cash payments or through the issuance of shares of common stock, resulting in dilution to our existing stockholders and a decrease in our stock price. In the nine-month period ending September 30, 2002, we issued shares of our common stock, to retire debt incurred through our operations and by our TSG subsidiary. Although we are not required to retire the obligations of our subsidiaries, we may make such business decisions again, which could have a dilutive impact to our existing stockholders or could negatively impact our available capital. Furthermore, when and if the recipients of any such shares elect to sell them in the public market, the market price of our common stock could likely be materially and adversely affected.

Our equity and voting interests in our subsidiaries could be significantly diluted as a result of private placements, and further financings could cause us to lose control of subsidiaries. We have historically funded the operations of our business with equity financings. In order to continue the activities of our subsidiaries the company is seeking direct equity investments to finance at least some portion of their business plans. Such additional financings may not be available on acceptable terms, it at all. Even if financing becomes available, our ability to enjoy the benefits of any potential increase in value on the part of our subsidiaries can be greatly reduced by third-party investments. Additional financings in our subsidiaries will result in a reduction in our equity interests in the subsidiaries and reduced control of our subsidiaries. Significant third-party investment in our subsidiaries will likely result in third-party investors receiving subsidiary board representation and/or protective covenants that could further reduce our control over the day-to-day operations and strategic direction of our subsidiaries. Third-party financings of subsidiaries will also inherently complicate our fiduciary and contractual obligations and could leave us more vulnerable to costly and uncertain litigation in the future, which could have a material adverse effect on our business, financial condition and results of operations.

Our government business depends on a limited number of customers, and if any of these customers terminate or reduce their contracts with us, or if we cannot obtain additional government contracts in the future, our revenues will decline and our results of operations will be adversely affected. In the fiscal year ended September 30, 2001, all of our revenues from government agencies were derived directly or indirectly from two governmental agencies, the U.S. Army and through a prime government contractor, the British Ministry of Defense. Although we ultimately plan to broaden our focus to include other government agencies, we expect to continue to be dependent upon contracts with federal agencies and their contractors for a substantial portion of our revenues for the foreseeable future. This dependency on a few contract sources increases the risks of disruption in this area of our business that could adversely affect our consolidated revenues and results of operations.

Because we currently depend on government contracts and subcontracts, we face additional risks related to contracting with the federal government, including federal budget issues and fixed price contracts. General political and economic conditions, which cannot be accurately predicted, directly and indirectly affect the quantity and allocation of expenditures by federal agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the federal budget could have a material adverse impact on our results of operations as long as research and development contracts remain an important element of our business. Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements. Each government agency also maintains its own rules and regulations with which we must comply and which can vary significantly among agencies. Governmental agencies also often retain some portion of fees payable upon completion of a project and collection of these fees may be delayed for several months or even years, in some instances. In addition, an increasing number of our government contracts are fixed price contracts which may prevent us from recovering costs incurred in excess of its budgeted costs. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project's requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. In the event our actual costs exceed the fixed contractual cost, we will not be able to recover the excess costs. Some of our government contracts are also subject to termination or renegotiation at the convenience of the government, which could result in a large decline in revenue in any given quarter. Although government contracts have provisions providing for the reimbursement of costs associated with termination, the termination of a material contract at a time when our Company's funded backlog does not permit redeployment of our staff could result in reductions of employees. In addition, the timing of payments from government contracts is also subject to significant fluctuation and potential delay, depending on the government agency involved. Any such delay could result in a temporary shortage in our working capital. Because over 50% of our consolidated revenues in the year ended September 30, 2001 were derived directly of indirectly from government contractors, these risks can significantly affect our business, results of operations and financial condition.

If we are not able to obtain market acceptance of our new products, our revenues and results of operations will be adversely affected. We focus on markets that are emerging in nature and potentially subject to rapid growth. Market reaction to new products in these circumstances can be difficult to predict. Many of our planned products incorporate technologies that have not yet achieved broad market acceptance. We cannot assure you that our present or future products will achieve market acceptance on a sustained basis. In addition, we have a limited history of competing in the intensely competitive defense and marine industries. As such, we cannot assure you that we will successfully develop, manufacture and market additional product lines or that such product lines will be accepted in the marketplace. If we are not successful, our ability to generate revenues and our business, financial condition and results of operations will be adversely affected.

Our ability to exploit our own products or technologies may be constrained by the rights of third parties who could prevent us from selling our products in certain markets or could require us to obtain costly licenses. Other companies may hold or obtain patents or inventions or may otherwise claim proprietary rights to technology useful or necessary to our business. We cannot predict the extent to which we may be required to seek licenses under such proprietary rights of third parties and the cost or availability of these licenses. While it may be necessary or desirable in the future to obtain licenses relating to one or more proposed products or relating to current or future technologies, we cannot assure you that we will be able to do so on commercially reasonable terms, if at all. If our products or technology is found to infringe upon the rights of third parties, or if we are unable to gain sufficient rights to use key technologies or designs, our ability to compete would be harmed and our business, financial condition and results of operations would be materially and adversely affected.

Enforcing and protecting our proprietary information can be costly. If we are not able to adequately protect or enforce our proprietary information or if we become subject to infringement claims by others, our business, results of operations, and financial condition may be materially adversely affected. We may need to engage in future litigation to enforce our intellectual property rights or the rights of our customers, to protect our trade secrets or to determine the validity and scope of proprietary rights of others, including our customers. We also may need to engage in litigation in the future to enforce our rights. In addition, we may receive in the future communications from third parties asserting that our products infringe the proprietary rights of third parties. We cannot assure you that any such claims would not result in protracted and costly litigation. This litigation could result in substantial costs and diversion of our resources and could materially and adversely affect our business, financial condition and results of operations. Furthermore, there is also no assurance that we will have the financial resources to vigorously defend or enforce our proprietary technology.

We are subject to significant competition that could harm our ability to win new business or attract strategic partnerships and could increase the price pressure on our products. We face strong competition from a wide variety of competitors, including large, multinational marine, defense and aerospace firms. Most of our competitors have considerably greater financial, marketing and technological resources than the Company or its' subsidiaries do, which may make it difficult to win new contracts or to attract strategic partners. This competition has resulted and may continue to result in declining average selling prices for our products. We cannot assure you that we will be able to compete successfully with these companies. Certain of our competitors operate their own fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than us. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their products. Increased competition has in the past resulted in price reductions, reduced gross margins and loss of market share, and this trend may continue in the future. We cannot assure you that we will be able to continue to compete successfully or that competitive pressures will not materially and adversely affect our business, financial condition and results of operations.

We do not have guaranteed long-term supply relationships with any of our sub-contractors that could make it difficult to fulfill our backlog in any given quarter and could reduce our revenues in future periods. We rely on sub-contractors but do not have the financial resources to maintain long-term supply agreements with contract manufacturers or other suppliers. Accordingly, because our sub-contractors allocate their manufacturing resources in periods of high demand, we face several significant risks, including a lack of adequate supply, potential product shortages and higher prices and limited control over delivery schedules, quality assurance and control, manufacturing yields and production costs. We cannot assure you that we will be able to satisfy our manufacturing needs in the future. Failure to do so will have a material adverse impact on our operations and the amount of products we can ship in any period.

If we cannot adapt to unforeseen technology or product advances, we may not be able to successfully compete with our competitors. We operate in industries characterized by continuing technological development. Accordingly, we will be required to devote substantial resources to improve products. Many companies in these industries devote considerably greater resources to research and development than we do. Developments by any of these companies could have a materially adverse effect on us if we are not able to keep up with the same developments. Our future success will depend on our ability to successfully adapt to any new technological advances in a timely manner, or at all.

We do not have any long-term employment agreements with any of our key personnel. If we are not able to retain our key personnel, we may not be able to implement our business plan and our results of operations could be materially and adversely affected. We depend to a large extent on the abilities and continued participation of our executive officers and other key employees, particularly Garth Barrett, president of our TSG subsidiary, Mike Watts, general manager of our TSG subsidiary, and Rao Mankal, our president and chief financial officer. The loss of any key employee could have a material adverse effect on our business. While we have adopted employee plans designed to attract and retain key employees, our stock price is volatile and we cannot guarantee that stock granted under our plans will be effective in retaining key employees. We do not presently maintain "key man" insurance on any key employees. We believe that, as our activities increase and change in character, additional, experienced personnel will be required to implement our business plan. Competition for such personnel is intense and we cannot assure you that they will be available when required, or that we will have the ability to attract and retain them.

Our stock price has been subject to significant volatility. You may not be able to sell your shares of common stock at or above the price you paid for them. The trading price of our common stock has been subject to wide fluctuations in the past. Since January 2000, the common stock has traded at prices as low as $0.02 per share and as high as $3.31 per share. We may not be able to increase or sustain the current market price of our common stock in the future. As such, you may not be able to resell your shares of common stock at or above the price you paid for them. The market price of the common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

quarterly variations in operating results;
our ability to control costs and improve cash flow;
announcements of technological innovations or new products by us or our competitors; changes in investor perceptions; new products or product enhancements by us or our competitors; and changes in earnings estimates or investment recommendations by securities analysts.

The stock market in general has continued to experience volatility, which has particularly affected the market price of equity securities of many high technology companies. This volatility has often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been the subject of securities class action litigation. We are currently subject to class action lawsuits that could result in substantial losses and divert management's attention and resources from other matters.

Our international operations are subject to many inherent risks, any of which may adversely affect our business, financial condition and results of operations. Approximately 70% of our consolidated total revenues in the year ended September 30, 2002 was derived from sales outside the United States. In the future, we intend to continue to expand our international business activities. International operations are subject to many inherent risks that may adversely affect our business, financial condition and operating results, including:

political, social and economic instability;
trade restrictions;
the imposition of governmental controls;
exposure to different legal standards, particularly with respect to intellectual property; burdens of complying with a variety of foreign laws;
import and export license requirements and restrictions of the United States and each other country in which we operate; unexpected changes in regulatory requirements; foreign technical standards; fluctuations in currency exchange rates; difficulties in managing foreign operations and collecting receivables from foreign entities; and potentially adverse tax consequences.

We may be subject to additional risks. The risks and uncertainties described above are not the only ones facing our company. Additional risks and uncertainties not presently known or those we currently deem immaterial may also adversely affect our business operations.


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Change in Securities.

On September 30, 2002 the Series C shareholders and the Company agreed to amend and restate the Certificate of Designation of Series C Convertible Preferred for Sonic Jet Performance. Pursuant to the agreement and upon finalization of the amendment of the Series C documents, the stock shall be voted equally with the shares of the Common Stock of the Corporation and not as a separate class, at any annual or special meeting of shareholders of the Corporation, and may act by written consent in the same manner as the Common Stock, in either case upon the following basis: the holder of the shares of Series C Stock shall be entitled to such number of votes as shall be equal to the aggregate number of shares of Common Stock into which such holder's shares of Series C Stock are convertible immediately after the close of business on the record date fixed for such meeting or the effective date of such written consent. Furthermore, the parties also agreed that each 10 shares of Series C stock shall be convertible into two percent (2%) of the Company's common stock outstanding at the time of conversion. Also, amended was the Company's power to redeem the Series C Stock. On or after February 14, 2003, the Company may, at its sole discretion, with 5 days notice, redeem some or all of the outstanding shares of Series C Stock at a "Redemption Price" equal to $12,000 per share, during this period the Series C shareholders may elect to convert their shares under the conversion formula.

On July 17, 2002 the Series B shareholder, Ashford Capital, and the Company agreed to amend the Series B Preferred of Sonic Jet Performance. The parties agreed that no shares could be sold prior to January 1, 2003, and the conversion date of Series B Preferred Stock would be changed from December 27, 2002 to June 27, 2003. Furthermore, the parties agreed that the Series B shareholder would have the right to exchange 5 shares of Sonic Jet Series B Preferred (equal to 10% of Sonic Jet common stock) for 10 shares of TSG International (equal to 20% of TSG International common stock) until January 17, 2003.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matter to a vote of Security Holders:

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

 (a) Exhibits:

            10.1  Series C Amended Certificate of Designation
            10.2 Letter Agreement between Sonic Jet Performance, Inc. and Christopher Johndrow
            10.3 Agreement between Sonic Jet Performance, Inc. and Mission Capital Investment Group
            99.14 Sarbanes-Oxley Certificates


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

Date:  November 18, 2002            SONIC JET PERFORMANCE, INC.


                                            By: /s/ Madhava Rao Mankal
                                   ------------------------------------
                                            Name:   Madhava Rao Mankal
                                            Title:  President/CFO