Form 10KSB
period 2002-12-31
SONIC JET PERFORMANCE INC
filed 2003-04-16
CIK 1032863

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                ----------------

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                                       or
        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from 01-01-2002 to 12-31-2002

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


                 11782 Western Avenue, Unit 18 Stanton, CA 90680

               (Address of principal executive offices) (Zip Code)
                                 (714) 895-0944
                           (Issuer's telephone number)
        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.0001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for fiscal year ending December 31, 2002 - $2,606,634.

The aggregate market value of the voting Common Stock held by non-affiliates of the issuer was approximately $7,597,139. (computed using the 63,309,492 non affiliate shares outstanding at closing price of $0.12 per share of Common Stock on December 31, 2002 as reported by the Over the Counter Bulletin Board).

As of March 31, 2003, the issuer had 94,997,037shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer's Proxy Statement prepared in connection with the Annual Meeting of Stockholders to be held in 2003are incorporated by reference in Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                           SONIC JET PERFORMANCE, INC.

                                   FORM 10-KSB

                                TABLE OF CONTENTS

                                                                            Page
                                     Part I

 Item 1.  Description of Business ............................................3
 Item 2.  Description of                                                     12
          Property...........................................................
 Item 3.  Legal Proceedings..................................................13
 Item 4.  Submission of Matters to a Vote of Security Holders................13

                                     Part II

 Item 5.  Market for Common Equity and Related Stockholder Matters...........14
 Item 6.  Management's Discussion and Analysis or Plan of  Operation.........16
 Item 7.  Financial Statements.................................................
 Item 8.  Changes In and Disagreements With Accountants on                   31
              Accounting and Financial Disclosure..............................


                                    Part III

 Item 9.  Directors, Executive Officers, Promoters  and Control              32
              Persons; Compliance With Section 16(a) of the Exchange Act.......

 Item 10. Executive Compensation.............................................33
 Item 11. Security Ownership of Certain Beneficial Owners and Management.....34
 Item 12. Certain Relationships and Related Transactions.....................36
 Item 13. Exhibits and Reports on Form 8-K...................................37
 Item 14. Controls and Procedures ...........................................37
 Signatures..................................................................37

                                     PART I

Item 1   DESCRIPTION OF BUSINESS


Sonic Jet Performance, Inc. (the "Company) designs, manufactures and markets high performance commercial boats and mine protected vehicles. The products combine innovative designs with power, safety, handling and stability to create boats and vehicles designed to protect and save lives. Sonic Jet Performance, Inc. is a publicly traded company, which trades on the Over-the-Counter Bulletin Board, ( National Quotation Service under the ticker symbol "SJET").

The Company is headquartered in Stanton, California and is comprised of two business divisions. The first, is the Commercial Boats division ("Sonic Jet") in Stanton, California, with additional facilities in Riverside, California and Nanning, China. The second is the Mine Protected Vehicles division, ("TSG"), which is located in Charleston, South Carolina.

o Sonic Jet designs, manufactures, and markets high-performance commercial boats (collectively, the "Boats") used by fire, police, and the military personnel for fire, rescue, and patrol.

o TSG designs, manufactures and markets mine-protected vehicles (collectively, the "MPVs" or "Vehicles") used by police, and military organizations domestically and abroad for transportation, de-mining, and special applications.

While the company is still dedicated to producing commercial boasts, the Company has shifted its primary focus to producing mine clearing and protection vehicles with its Acquisition of Technical Solutions Group Inc.

Sonic Jet and TSG (collectively the "Company") conducts operations through facilities almost exclusively in the United States, with a dormant facility in China available for use.

The Company has dedicated its efforts to producing the finest mission-specific boats and vehicles for fire, rescue, law enforcement, military, and government agencies. The Company is a complete design-to-manufacturing organization, creating or licensing designs, and creating tooling, molds, and parts necessary to assemble the products in-house. The Company plans to become the leading proprietary designer and manufacturer of mission-specific boats and specialty vehicles - delivered at a superior cost-versus-performance ratio to competitive products.

History
-------

Sonic Jet Performance, Inc., is a corporation organized and existing under the laws of the State of Colorado, having been originally incorporated in November 1996, as Boulder Capital Opportunities III ("BCO"). Effective June 30, 1998, BCO acquired all assets and assumed all liabilities of Sonic Jet Performance, LLC, a California limited liability company that was in the business of producing and marketing recreational boats, jet boats, trailers, and related accessories. On November 4, 1998, the name was changed to Sonic Jet Performance, Inc. In 2000, and 2001 the Company emphasized recreational boats, and generated gross revenues of approximately one million dollars ($1,000,000) while sustaining operating losses. As part of the shift in 2002 to focus primarily on Commercial Boats, the Company relocated its corporate headquarters, assembly, and prototyping facility to Stanton, California and a storage facility in Riverside, California.

In July of 2002 the Company acquired the shares of Technical Solutions Group
(TSG), a development stage manufacturer of Mine Protected Vehicles based in Charleston, South Carolina. The shares are held in a subsidiary, TSG International, a Nevada Corporation established in 2002 and controlled by the Company. TSG was originally formed 1997 to supply specialty vehicles to military and law enforcement agencies worldwide. The vehicles are used to transport personnel in hostile areas that may include landmines, and to locate and remove landmines. The Company's primary products are Mine Protected and Armored Land

Vehicles produced in 85,000 square feet of office and heavy manufacturing space on the grounds of the former Navy Shipyard in Charleston, South Carolina.

 The address of our principal executive office is 11782 Western Avenue, Unit 18 Stanton, CA 98680. Our telephone number is (714) 895-0944. Our website address is www.sonicjet.com. Information contained on our website does not constitute part of this report and our address should not be used as a hyperlink to our website.

Business Overview
-----------------

Mine Protected Vehicles Division:

The Vehicle or MPV contracts typically are fixed-price. The Company also anticipates contracts for research, engineering, and prototypes that are typically cost-plus arrangements, under which we are reimbursed for approved costs and also receive a fee. Our production contracts are typically fixed-price arrangements under which we assume the risk of cost overruns and receive the benefit of cost savings. All of our contracts, whether we are the prime contractor or a subcontractor, are subject to audit and cost controls. As a result, the customer typically has the right to object to our costs as not allowable or as unreasonable, which can increase the costs we bear rather than allow recovery as costs.

Commercial Boats Division:

Sonic Jet designs, manufactures, and distributes high-performance commercial and recreational boats, and through our subsidiary TSG International, Inc., designs, develops and produces mine protected vehicles used by used by police, and military organizations domestically and abroad for transportation, de-mining, and special applications. Our results of operations, particularly revenue, gross profits and cash flows, vary significantly from period to period, depending largely upon the timing of our delivery of finished products, the terms of our contracts and our level of export sales. As a result, period-to-period comparisons may show substantial changes disproportionate to our underlying business activity.

The Boats combine innovative designs with power, safety, handling, and stability. The Company markets and sells low cost high value rapid response commercial boats directly to municipalities and other government entities such as fire departments, police departments, and the military. The Company sells recreational boats directly to consumers, and through selected distributors in both the United States and abroad. Of the 3,536 counties in the United States, 88 are located in coastal regions. Because of the high cost of competitor's boats, few municipalities have adequate search and recovery, patrol, or fire fighting boats. The Company's marketing strategy includes displaying and demonstrating the boats at regional, national and international boat shows, and at local waterways throughout the United States, and advertising its boats in boating magazines and on the Internet.


Industry Overview
-----------------

Mine Protected Vehicles

The basic concept of Mine Protected Vehicles (MPVs) was developed in Rhodesia and South Africa in response to the landmine problems arising from the wars in Southern Africa. The vehicles were designed to protect personnel during transport, removal of Unexploded Ordnance (UXO) or Land Mine, route clearance, humanitarian de-mining, and other missions that require protection from landmines and hostile fire. The technology has been developed and tested in several parts of the world, principally Africa, over the last 20 years in response to the intense use of landmines.

The world market for mine-protected vehicles is growing rapidly. Landmines remain a weapon of choice for terrorists and insurgent groups because they are highly effective yet relatively low cost. Rising populations in regions that have been heavily mined and the need to utilize and develop such areas means that the problem can no longer be ignored. With increasing world tensions, there is a demonstrated need for vehicles that can provide a protection against these threats during a variety of missions. Such missions include troop transport in UXO or mine threat areas as well as route clearance and humanitarian de-mining - which require entrance into known mine fields.

Despite the fact that Mine Protected Vehicles are very special, the market is substantial. More than 15,000 MPVs have been purchased worldwide and the company estimates the number of MPVs to be purchased over the next five years at between 3,000 and 10,000. Troop movements in overseas operations face a continuous threat because of the use of land mines or the possibility of ambush and enemy fire. Vehicles that move troops or ordnance economically and are protected against ballistic, incendiary, and landmine hazards are in high demand.

Personnel transport missions create the greatest portion of demand for Mine Protected Vehicles. Various types of landmine and UXO clearance missions also generate demand.

o Embassies, consulates, and other U.S. government agencies require vehicles to safely transport personnel at low cost. The modified Chevrolet Suburban or HMMWVs do not provide adequate protection against high-powered automatic rifles or explosives.

o U.S. Law enforcement agencies have a pressing need to move personnel safely in dangerous situations, such as riots or standoffs with armed militant groups.

MPVs are used around the world in mine problem areas by most military organizations. The current "hot spots" in which the U.S. and other allied countries operate, and the likely areas for the future in the "War on Terrorism", are often heavily mined. Afghanistan alone has an estimated 8,000,000 mines. The total number of Landmines in place in countries such as Iraq, Iran or other areas of Hostility is unknown, but believed to be quite high. The need for MPV's continues long after military conflicts have ceased. Currently there are no current technologies available to detect mines effectively enough to avoid them, so MPVs are absolutely essential for the U.S. to protect its troops.

Commercial Boats

In the boating industry, the next great opportunity for business expansion and profits is in Homeland Security fulfillment, defense, surveillance, and emergency response boats for municipalities and governments. According to White House documents, after September 11, the United States government took a wide range of urgent steps to protect the Nation's highest risk targets and critical infrastructure systems such as nuclear power plants, hydroelectric dams, telecommunication nodes, border crossings, chemical facilities, sea and water ports, water and sewer plants, electric power plants, gas pipelines, dams and bridges -- all national assets that are critical to economic and national security. This includes protecting the open coastline, waterways, and private industrial sites such as nuclear power plants and oil refineries.

Speaking in Portland, Maine, on January 25th, 2002, President Bush said, the new budget for Homeland Defense will be doubled to $38 billion annually to make sure that federal, state and local governments, police and firefighters have the best equipment to protect the American people. The President pledged funds to patrol the approaches to our ports and protect them from internal or external threats. The government will also spend $11 billion to prevent illegal drugs, terrorists and arms from flowing across America's borders. The 2003 Federal Budget funding increases for these homeland security-related missions, should allow State and local agencies to purchase a wide range of equipment needed to respond effective -ly to a terrorist attack, including the purchase of new technology-based patrol and surveillance boats. Internationally, with kidnappings and piracy on the rise throughout the Pacific Rim, the Philippines and Indonesia, governments are expanding purchase of patrol equipment to protect citizens and tourists.

The target markets for the Company's rapid response commercial boats include municipalities, state and federal agencies, fire, rescue, police and military units. The approximately 181,518 miles of waterways in the United States offer numerous opportunities for the Company to sell its commercial boats, particularly those used for rescue, patrol and fire fighting operations. The Company's products offer a cost effective solution for its target customers. There is no other value/cost equivalent boat in this market.


Products
--------

The Company is a complete design-to-manufacturing organization, creating or licensing designs, and creating tooling, molds, and parts necessary to assemble the products in-house. The Company is dedicated to producing the finest, technologically superior, commercial, and military vehicles and boats to protect and save lives.

This unique design capability, combined with extensive field experience in vehicles and watercraft have allowed us to position ourselves as an innovative pioneer in the creation of specialty vehicles and watercraft.

Mine Protected Vehicles

The specialty vehicle business requires many years of experience with blast protection and vehicle design, substantial heavy manufacturing equipment and facilities, and knowledge of and relationships with the target customers. The cycle for product entrance into this market is long and complex. The Company has attained credibility with our products, and is beginning the secondary stage of product testing by having our products move into the initial or "limited deployment" stage of the market.

                        The most advanced anti-tank and anti-personnel Mine
Buffalo Resistant Vehicle in the world, with multiple mission configurations and field reparability. This design mates a monocoque capsule protection with the latest in American automotive technology (Peterbilt) to produce the best visibility, load capacity, interior of any vehicle in its class.

                        The Buffalo offers 45-pound wheel and 30-pound center-line protection, along with standard ballistic protec-tion of 7.62mm NATO ball, upgradeable to Dragunov AP. The roof is identical to the sides, providing equal over -head ballistic and splinter protection, creating the only vehicle in its class with full 360-degree occupant protection. Self Forming Fragmentation Plates are avail-able as an option.

                        A versatile, multi-purpose vehicle configured to satisfy
Cougar a wide variety of mission requirements. The purpose-built monocoque capsule is designed to protect both the driver and crew from both ballistic and mine/blast threats, and is mated with the latest in American commercial automotive technology (Peterbilt and Marmon-Herrington) to produce the most user-friendly and adapt-able vehicle in its class.

                        The Cougar can be configured to serve as a mine protect-ed 10 - 16 seat troop transport vehicle, a weapons platform, a law enforcement special response vehicle, an EOD / Range Clearance vehicle, or a VIP Protection vehicle. Available in 4x2, 4x4, and 6x6 configurations.

                        Designed to seat six passengers comfortably and upgrade-
Lion able with a plush interior based upon customer require-ments. The vehicle can withstand a single anti-tank land mine explosion on any wheel. The Lion has ballistic protection to 7.62 x 52mm (NATO) ball, which can be increased to Dragunov Armor Piercing (AP).

                        The Lion is powered by a GM V8 gas or diesel engine and is aimed at VIP transport and law enforcement markets. It may have specific military applications in high-risk environments.

Additional Products under Development

Iguana                                                    Gator

The Company's Buffalo soundly beat the former Mine Protected Vehicle standard, the Casspir, in an exhaustive testing program conducted by the US Army. This testing has determined that the future Mine Protected Control Vehicle for de-mining and route clearance missions for the Army will be the Buffalo. Two Buffalo MPVs have been delivered to the U.S. Army and the Company has recently been awarded a contract for 10 additional Buffalos to be delivered during in 2003.

The Company has also delivered the first eight Cougar (Tempest) vehicles for the British Ministry of Defense (MOD). These vehicles are part of an Urgent Operational Requirement, and the Cougar beat out seven competitors for this important contract, including vehicles from Vickers, Australian Defense Industries, and KMW.

The Company's mine protected vehicles have significant performance advantages over their foreign counterparts. In tests at the U.S. Army proving grounds, the Buffalo blast capsule protected both the occupants and the critical automotive components from the effects of a mine blast. The vehicles integrate a blast resistant capsule with a truck engine and drive train, but have an updated design that uses American-made trucks. The Company has an exclusive license to manufacture the five current designs from Mechem Consultants, the governmental agency that designed and produced over 33 of South Africa's original countermine vehicles.

Competitive Positioning

Sonic Jet is competing against large international companies that have greater financial, technical and marketing resources, customer bases, longer operating histories and greater name recognition. These include Alvis, Vickers, and others that have made Mine Protected Vehicles. However, the Company has some key advantages including:

o Exclusive rights to South African blast protection technology, considered the best in the world.

o American commercial drive train technology, universally considered the best in the world and which has the best after market support system in the world.

o The only American producer of mine protected vehicles and many countries wish to purchase from America rather from the third world.

o During exhaustive testing conducted by the US Army the vehicles handily outperformed all seven competitors.

o    Low  cost   manufacturing   facilities   and  low  cost   access  to  heavy
     manufacturing capability.

o The right to build additional models designed in South Africa to extend the product line with only modest additional investment.

Commercial Boats

The Company's boats combine power, safety, handling and stability in rough water along with high-speed performance. Boats already in use are getting international praise and recognition for the powerful rescue tool they have become to America's municipalities. The innovative patents, and patents-pending licensed by the company, give the boats eye-catching visual market recognition, and a competitive advantage in the boating industry, home defense and world markets.

The following table sets forth the basic characteristics of the 12-foot model:

Current Product Offerings



Patrol Rescue Jet 1200                        Fire Rescue Jet 1250

The Patrol Rescue Jet is designed to          The Fire Rescue Jet is designed to
provide security in inland waterways          fight fires on the water and in
and in harbors.                               near shore areas. The Fire Rescue
                                              Jet comes equipped with a patented
                                              water pump that can supply up to
                                              750 gallons of water per minute.
                                              The Fire Rescue Jet is uniquely
                                              designed so one person can control
                                              the boat and the fire apparatus.


       Model        Load Capacity      Fuel Capacity      Towing Capacity          Passengers
---------------- -------------------- ----------------- -------------------- -----------------------
12 foot model            2,200 lbs.           32 gal.           7,000 lbs.            5


The Company's intellectual property is important to its business. The Company relies on a combination of license rights, trade secret laws, confidentiality procedures and contractual provisions to protect its intellectual property. The patents and patents-pending protect and enhance the construction of the sleek, progressive "V" and double pad-bottomed "V-hull" boat. The hull is designed so that as water hits the hull, it flows to the next convenient degree, creating a lift and literally raising the boat to the top of the water. The progressive "V" hull gives Sonic Jet boats excellent stability, unmatched handling at low and high speeds, extraordinary tracking for precision handling, and a competitive edge when utilized in emergency and natural disaster situations.

The unique convergence of design and technology give Sonic Jet boats the ability to be highly maneuverable in as little as ten (10) inches of water, essential in areas where submerged objects such as street signs, vehicles or rocks will interfere with other craft. Even with a full crew and injured passengers, the boat stays high on the water, affording a speedy, safe access and egress.

The commercial boats are quick-response craft that can be easily transported to emergency areas. The hulls incorporate patented "V" shaped hull designs, and are built using hand laid "S" glass which produces a fiberglass hull that is stronger yet lighter than conventional fiberglass hulls, and provides extraordinary stability and handling in rough waters, and at high speeds. The hulls are a closed cavity, self bailing design unique in the industry.

The products include:

Commercial Rapid Response Boats

The Company offers a 12-foot version of each model that comes equipped with Mercury Marine Sport Jet two stroke engines and Mercury Marine single stage axial flow jet pumps. The Company is currently developing new models for California, and international markets that no longer allow 2 stroke motors. The company must redesign the boat to accept power systems to meet the strict emissions standards in California and the year 2006 emissions requirements mandated by the United States Environmental Protection Agency. Similar requirements are also in place in the international market.

The commercial boats come with a two-year warranty on the engine, the fuel system, and the electrical system, and a five-year warranty on the hull.

Recreational Boats

Historically the company sold the Vortex, a model tailored for recreational boating. It is 22 feet long and can carry up to seven passengers. It comes equipped with, a single Mercury Marine/Mercruiser V-8 engine, two 33-gallon fuel tanks, marine grade stainless steel hardware, a ski tow, navigation lights, state-of-the art instrumentation, and a small cabin that sleeps two. The company has suspended the manufacturing to focus on the market for Commercial Rapid Response Boats.

Competitive Positioning

Commercial Boats

Sonic Jet is competing against large international companies that have greater financial, technical and marketing resources, customer bases, longer operating histories and greater name recognition. However, management believes its products offer the following advantages over competitive products:

o Durability - The hulls are constructed using hand laid "S" glass. This produces a fiberglass hull that is stronger yet lighter than conventional fiberglass hulls.

o High Performance and Stability - Most boats capable of exceeding 50 miles per hour are inherently unstable at those speeds. Management believes the patented "V" shape hull design makes the boats safe and stable at high speeds, thereby eliminating this problem.

o The company commands a price/performance advantage. Over larger more expensive fire or rescue boats.

o From a product development standpoint, Sonic Jet's boats can maneuver in shallow water, as in towns submerged after a hurricane or flood, are specifically designed to meet today's surveillance and rescue craft specifications, have the stability required in government specifications, and can respond quicker to emergencies and disaster relief situations.

o The hull & Deck design of the boat is a closed cavity/self bailing design unique in the industry.

Sales and Marketing
-------------------

Mine Protected Vehicles
The Company markets its products worldwide through agents and extensive military and governmental relationships.

The specialty vehicle business requires many years of experience with blast protection and vehicle design, substantial heavy manufacturing equipment and facilities, and knowledge of and relationships with the target customers. The cycle for product entrance into this market is long and complex. The vehicles are big-ticket items with healthy margins in a niche market that has few competitors and high barriers to entry. As the only U.S. manufacturer of MPVs, the Company offers the latest vehicle technology mated with the latest protection technology, all from the design team that created the original concepts of vehicle mine protection. It has the facilities, personnel, relationships, and experience to become the leader in a growing industry with substantial barriers to entry.


The company intends to participate in the growth of the Security and Defense Market's increased demand for protection by focusing on sales to the Government and Military markets. Management and advisors are active participants in all the major shows involving countermine operations and technology, military vehicle, law enforcement technology, and military force protection. This includes the UXO/Countermine conference, FPED (Force Protection Equipment Demonstration), and Trexpo East.

Commercial Boats

Market acceptance of the Company's boats has been enthusiastic but slow, due to long sales lead times and budget considerations of municipalities and government institutions. Boats have been sold domestically in the United States, and in Asia, Europe, and the Middle East. The Company's commercial boat marketing strategy includes displaying and demonstrating at regional, national and international shows throughout the United States, and advertising its products in industry magazines and on the Internet. The Company is developing a network of independent sales representatives that sell to its' target markets. Sonic Jet plans to augment its current design capabilities to capture, manage, and expand global market opportunities.

County purchases alone present a large market for the company's commercial boats. Of the 3,536 counties in the United States, 88 are located in coastal regions. Few municipalities have adequate search and recovery, patrol, or fire fighting boats because of the high cost and heretofore small budgets. The Company's commercial boats offer a cost effective solution for municipalities with limited funds. In addition, the new Federal Budget should give a boost to municipal and government spending to fund technologically advanced equipment that will assist in homeland protection and saving lives.

Operations Summary

Corporate headquarters, final boat assembly, and quality control are located in Stanton, California, strategically positioned near the Los Angeles, and Long Beach Harbors. The Company's specialty vehicle manufacturing facilities are located in Charleston, South Carolina in the former Navy Shipyard Repair Facility. The Company's has facility to manufacture fiberglass hulls in Nanning, China.

Mine Protected Vehicles

The Company's Mine Protected Vehicle unit has manufacturing and integration space totaling 85,000 square feet, enough to produce 20 vehicles per month. Additional space is available if further expansion becomes necessary. As a tenant-team member of the Charleston Marine and Manufacturing Corporation (CMMC) family of companies on the shipyard, the Company receives preferential pricing and delivery from other member companies like Metal Trades and CMMC Machine, who offer close access to heavy equipment such as 1,000-ton presses and precise, computer controlled cutting and welding machines. CMMC has a long-term lease (30 remaining years) on the base, giving us a stable base for future planning.

Commercial Boats
The Commercial Boat business unit does prototyping and boat assembly in Stanton, California. The corporate offices, and final assembly are located in a 2,500 square foot facility, with an additional 5,000 square feet in Riverside, California for storage. The hulls for the Company's Boats are manufactured at a wholly owned subsidiary, Nanning Sonic Jet Co., Ltd., (organized under the laws of the People's Republic of China). The facility is located in Nanning, China and is comprised of offices and a 5,000 square foot manufacturing area and yard. Currently the company maintains a minimum staff to keep the facilities available as there has been no manufacturing activity in 2002.

Personnel
---------

The Company presently employs 27 employees and contractors in the United States, including factory workers, sales, and administrative and management personnel as of March 31, 2003. The Company also employs 3 full-time and a varying number of seasonal contract employees when required in China. The Company is not a party to any collective bargaining agreement. See Management.

Environmental Matters
---------------------

We are subject to federal, state, local and foreign laws and regulations regarding protection of the environment, including air, water, and soil. Our manufacturing business involves the use, handling, storage, and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials, such as batteries, solvents, lubricants, degreasing agents, gasoline and resin. We must comply with certain requirements for the use, management, handling, and disposal of these materials. We, however, do not maintain insurance for pollutant cleanup and removal. If we are found responsible for any hazardous contamination, any fines or penalties we may be required to pay, or any clean up we are required to perform, could be very costly. Even if we are charged, and later found not responsible, for such contamination or clean up, the cost of defending the charges could be high. If either of the foregoing occurs, our business, results from operations and financial condition could be materially adversely affected. We do not believe we have any material environmental liabilities or that compliance with environmental laws, ordinances, and regulations will, individually or in the aggregate, have a material adverse effect on our business, financial condition, or results of operations.

Other Regulatory Matters
------------------------

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


Item 2.  DESCRIPTION OF PROPERTY

Commercial Boats Dision
The corporate offices, and final assembly are located in a 2,500 square foot facility in Stanton, California at a monthly rental of $1,500, with an additional 5,000 square feet in Riverside, California for storage at a monthly rental of $1,320. The hulls for the Company's Boats are manufactured at a wholly owned subsidiary, Nanning Sonic Jet Co., Ltd., (organized under the laws of the People's Republic of China). The facility is located in Nanning, China and is comprised of offices and a 5,000 square foot manufacturing area and yard, leased on a month-to-month basis at $800/month.

Mine Protected Vehicles Division

The Company's Mine Protected Vehicle unit has manufacturing and integration space totaling 85,000 square feet in Charleston, South Carolina, enough to produce 20 vehicles per month. Additional space is available if further expansion becomes necessary. As a tenant-team member of the Charleston Marine and Manufacturing Corporation (CMMC) family of companies on the shipyard, the Company receives preferential pricing and delivery from other member companies, like Metal Trades and CMMC Machine, who offer close access to heavy equipment such as 1,000-ton presses and precise, computer controlled cutting and welding machines. CMMC has a long-term lease (30 remaining years) on the base, giving us a stable base for future planning.

We believe our facilities are adequate for our current operations and that we can obtain additional leased space if needed.


Item 3.  LEGAL PROCEEDING

In February 2002, we settled a lawsuit filed against us by our former chief executive officer and chairman, and our former vice president of operations, in which they alleged, among other things, that we breached their employment agreements. We settled both claims in exchange for issuing the former employees an aggregate of 70,000 shares of our common stock.

On January 22, 2002 we settled a breach of contract action filed against the Company by Whalen Engineering Company, Inc., in which the plaintiff sought to recover approximately $11,300. The Company agreed to pay the plaintiff $9,000 in three equal monthly installment payments, in exchange for dismissal of the lawsuit with prejudice.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The following matters were submitted and approved during the year 2002 to a vote of security holders, through solicitation of proxies or otherwise.

    1. To elect three (3) directors to the Board of Directors to hold office for a term of one (1) year and until their respective successors are elected and qualified.

    2. To approve an amendment to the Company's Articles of Incorporation to increase the authorized number of shares of common stock from 100,000,000 to 300,000,000.

    3. To approve an amendment to the Company's Bylaws to increase the maximum number of directors from three (3) to five (5).

    4. To consider a proposal to ratify the Company's appointment of Michael Johnson & Co., LLC as the Company's independent auditors.

                                    PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information
Our common stock is traded on the OTC Bulletin Board under the symbol "SJET.OB." Our common stock began trading on the OTC Bulletin Board on December 29, 1998. Before our listing on the OTC Bulletin Board none of our securities were traded in the public market. The following table shows, for the periods indicated, the high and low closing sales prices per share of our common stock.


                                                       High            Low
2001
First Quarter                                          $0.22          $0.05
Second Quarter                                         $0.17          $0.05
Third Quarter                                          $0.20          $0.04
Fourth Quarter                                         $0.07          $0.02

2002
First Quarter                                          $0.22          $0.08
Second Quarter                                         $0.42          $0.06
Third Quarter                                          $0.29          $0.07
Fourth Quarter                                         $0.25          $0.10


As of March 31, 2003, the last sale price of the Common Stock was $0.20

Holders
-------
As of December 31, 2002, there were approximately 724 shareholders of record of the Company's common stock.

Dividends
---------
We have never declared or paid a cash dividend on our common stock. We currently intend to retain all of our future earnings, if any, for use in our business and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, restrictions contained in our agreements and other factors which our board of directors deems relevant.


Securities Authorized for Issuance Under Equity Compensation Plan
-----------------------------------------------------------------

---------------------------------------- ------------------------- ------------------------- ----------------------------
Plan Category                            Number of securities to   Weighted average          Number of Securities
                                         be issued upon exercise   exercise price of         remaining available for
                                         of outstanding options    outstanding options,      future issuance
                                         warrants and rights       warrants and rights
---------------------------------------- ------------------------- ------------------------- ----------------------------
Equity Compensation plans approved       (a)t1,612,829             (b)$142,971               (c)387,171
by security holders
---------------------------------------- ------------------------- ------------------------- ----------------------------
Equity Compensation plans not approved
by security holders
---------------------------------------- ------------------------- ------------------------- ----------------------------
                                         (a)1,612,829              (b)$142,971               (c)387,171
Total
---------------------------------------- ------------------------- ------------------------- ----------------------------

Recent Sales of Unregistered Securities
---------------------------------------
During the twelve-month period ended December 31, 2002, the Company sold 20,303,500 shares of common stock units to investors pursuant to its Private Placement Memorandum, generating net proceeds of $1,453,295. Each common stock unit consisted of (a) fifty shares of common stock of the Company, (b) one warrant to purchase twenty-five shares of common stock of the Company at an exercise price of $.20 per share, and (c) one warrant to purchase twenty-five shares of common stock, at an exercise price of $0.30 per share which has been reduced to $0.01 per share. The Company believes the issuance of the shares and warrants was exempt from registration under the private placement exemption available under Section 4(2) of the 1933 Securities Act ("Act").

During the twelve-month period ended December 31, 2002, the Company issued an aggregate of 1,612,829 shares of its common stock pursuant to the Company's 2001 Compensation Plan, which included (a) 400,000 shares issued to an employee of the Company in consideration for the cancellation of $44,000 of compensation obligations of the Company and (b) 362,829 shares of its common stock to employees and consultants in consideration for the cancellation of $64,471 of existing indebtedness of the Company and (c) 850,000 shares issued to various consultants related to services in lieu of $34,500. The Company believes the issuance of the shares and warrants was exempt from registration under the private placement exemption available under Section 4(2) of the Act.

The following is a summary of equity transactions in the twelve-month period ended December 31, 2002 that involved the issuance of common stock.



       Common Stock                                              Shares issued
                                                                 -------------
       Sale of common stock and common stock units               20,303,500
       Common stock issued to satisfy debts                       9,972,020
       Common stock issued to consultants and employees           5,531,290
       Common stock issued for investment                         6,000,000
       Convertible Preferred Stock                                4,800,000
       Common Stock issued in lieu of Debt conversion             5,617,672
                                                                 ----------
           Total for Twelve months ended December 31, 2002       52,224,482


12/20/02 placement memorandum
-----------------------------
As of December 20, 2002, the Company has updated its Regulation D Section 506 Private Placement Memorandum dated April 10, 2002 (the "April PPM") in connection with its offering of 2,400,000 Units consisting of shares of Common Stock and Class A and Class B Warrants (the "Offering").

We took this action due to the fact that several developments have taken place since the release of the April PPM. Although we have kept the public and investment community updated through press releases, our Form 10-QSB and/or other public filings, we felt it was appropriate and in the best interests of you, the investor, as well as the Company, to modify the April PPM by providing information regarding recent developments and reflecting certain other changes.

While we recommend that you review the modified Private Placement Memorandum dated December 20, 2002 (the "December PPM"), we call your attention to certain modifications.

The amendment July 15, 2002 to the April PPM whereby the exercise price of the Class B Warrants was reduced from $0.20 per share to $0.01.

In addition, the December PPM also contains updates regarding the Company's business plan with specific information relating to our new subsidiary, Technical Solutions Group, Inc. (`TSG"), which was purchased after the April PPM was released. The purchase of TSG was not a shift away from our initial focus on rescue craft but, in fact, has opened new opportunities for the Company in the homeland security market and has enabled the Company to diversify its product base. We feel that the addition of TSG will increase the prospect of a strong revenue stream for the Company.

Other developments include certain management changes, modification as to use of proceeds, and general update of business operations. Also, after the April PPM was released, the Company entered into a consulting agreement with Deveraux, Inc. to assist in expanding direct sales opportunities, expanding company global awareness, and introducing institutional investors to the Company for capital infusions. The Company is pleased to announce that the results of this relationship have led to very promising opportunities in all of these areas. As an example, Deveraux, Inc. and one of its sub-contractors was able to introduce the Company's story to the world-recognized Investment News Program, CNBC. As of February 5, 2003, a crew from CNBC had visited and recorded for airing, activities at our TSG headquarters in South Carolina.

We believe that this type and quality of exposure is priceless for a developing company and its shareholders. In order to maintain this relationship and possibly attract and maintain additional consultants, the Company has increased allowable cost of capital from 20% to 34%. In our opinion, the benefits far outweigh the cost.

Change In Securities
--------------------
On September 30, 2002 the Series C shareholders and the Company agreed to amend and restate the Certificate of Designation of Series C Convertible Preferred for Sonic Jet Performance. Pursuant to the agreement and upon finalization of the amendment of the Series C documents, the stock shall be voted equally with the shares of the Common Stock of the Corporation and not as a separate class, at any annual or special meeting of shareholders of the Corporation, and may act by written consent in the same manner as the Common Stock, in either case upon the following basis: the holder of the shares of Series C Stock shall be entitled to such number of votes as shall be equal to the aggregate number of shares of Common Stock into which such holder's shares of Series C Stock are convertible immediately after the close of business on the record date fixed for such meeting or the effective date of such written consent. Furthermore, the parties also agreed that each 10 shares of Series C stock shall be convertible into two percent (2%) of the Company's common stock outstanding at the time of conversion. Also, amended was the Company's power to redeem the Series C Stock. On or after February 14, 2003, the Company may, at its sole discretion, with 5 days notice, redeem some or all of the outstanding shares of Series C Stock at a "Redemption Price" equal to $12,000 per share, during this period the Series C shareholders may elect to convert their shares under the conversion formula.

On July 17, 2002 the Series B shareholder of Sonic Jet Performance, Inc., Ashford Capital, and the Company agreed to amend the Series B Preferred. The parties agreed that no shares could be sold prior to January 1, 2003, and the conversion date of Series B Preferred Stock to common stock would be changed from December 27, 2002 to June 27, 2003. Furthermore, on July 17th, 2002 the parties agreed that the Series B shareholder would have the right to exchange 5 shares of Sonic Jet Series B Preferred (equal to 10% of Sonic Jet common stock) for 10 shares of TSG International (equal to 20% of TSG International common stock), the holding Company for Technical Solutions Group. Ashford Capital must notify Sonic Jet and surrender the shares by June 27th, 2003 at which time it would receive the shares of TSG International. As of March 31, 2003 no action has been taken either by Series B Shareholder or Sonic Jet Performance, Inc.

Other
-----

On January 17, 2002 Sonic Jet Performance, Inc. entered into a Consulting Agreement with Kevin Ryan pursuant to Consultant shall provide ongoing advisory services to the Company and for which Sonic Jet shall pay Consultant 1,250,000 shares of common stock of Sonic Jet in lieu of cash payment.

On January 17, 2002 Sonic Jet Performance, Inc. entered into a Consulting Agreement with eFund Capital Partners, LLC pursuant to which Consultant shall provide ongoing advisory services to the Company and for which Sonic Jet shall pay Consultant 5000,000 shares of common stock of Sonic Jet in lieu of cash payment.

Pursuant to a finder's fee agreement entered into between Ashford Capital, LLC and Sonic Jet Performance, Inc on February 1, 2002, Sonic Jet granted Ashford Capital ten percent (10%) of the equity ownership of any referred party acquired by Sonic Jet. In case of Partial acquisition Sonic Jet will pay Ashford ten per cent (10%) of the transaction price and/or other consideration of any kind paid by or to Sonic Jet or any of its subsidiaries or affiliates in connection with any transaction for a referred party.

In conjunction with the purchase of TSG, the Company purchased notes from Flexxtech Corporation, which Flexxtech held in TSG by issuing 1,461,880 shares on August 30, 2002. In addition the Company has issued a warrant for 730,940 at $.20 per share, and has issued shares in exchange for warrant for 730,940 at $.01 per share.

In conjunction with the purchase of TSG, the Company purchased notes from Atlantis Aggressive Growth Co., which Atlantis held in TSG by issuing 3,346,580 shares on December 20, 2002. In addition the Company has issued a warrant for 1,673,290 at $.20 per share, and has issued a warrant for 1,673,290 at $.01 per share.

Sonic Jet Performance, Inc. entered into agreement with Mission Capital Investment Group to raise capital through the Company's Private Placement Memorandum. The agreement has a term through April 10, 2003 with a 120 day cancellation notice. This agreement has expired.

Sonic Jet Performance, Inc. entered into agreement with Harrison Douglas, Inc. to raise capital through the Company's Private Placement Memorandum. The agreement has a term through December 31, 2003 with a 120 day cancellation notice.

Sonic Jet Performance, Inc. entered into a consulting agreement on July 1, 2002 with Mike Watts as its General Manager for TSG. Under the agreement Mr. Watts will receive a consulting fee $180,000 and options to purchase 4,000,000 shares of Sonic Jet and options to purchase a 5% equity stake in TSG. Under the agreement beginning January 1, 2003, Mr. Watts was to become an employee of TSG, however, the formal employment agreement is still being negotiated between the parties.

Sonic Jet Performance, Inc. entered into a purchase agreement for TSG under which it was obligated to grant options to Garth Barrett, the president of TSG in the amount of 2,000,000 shares in addition to the shares Mr. Barrett received as a shareholder.

On December 10, 2002, the Company entered into a Consulting Agreement with Gordon McGilton pursuant to which the Consultant shall provide advisory services to the Company's commercial boats division and the Company will pay Consultant $12,000 per month and will grant Consultant 500,000 shares of Sonic Jet Common Stock.

On March 31, 2003, the Company entered a Settlement Agreement with Jeff Conrad pursuant to which the Company is to issue Mr. Conrad 375,000 shares of Sonic Jet Common stock in lieu of cash payment for legal services he performed for the Company.

On March 31, 2003, the Company entered a Settlement Agreement with Catherine Basinger pursuant to which the Company is to issue Ms. Basinger 375,000 shares of Sonic Jet Common stock in lieu of cash payment for legal services he performed for the Company

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Sonic Jet Performance, Inc. designs, manufactures and markets high performance commercial boats and mine protected vehicles. The products combine innovative designs with power, safety, handling and stability to create boats and vehicles designed to protect and save lives and property. We operate both in the United States and internationally.


Results of Operations


COMPARISON OF THE TWELVE MONTHS ended December 31, 2002, and 2001


The following table sets forth the Company's consolidated statements of operations:

                                                      year Ending
                                                       31 - Dec
                                              2002                     2001
Sales                                         $ 2,606,634          $ 1,199,047
Cost of Sales                                 $ 1,877,495          $   896,084
  Gross profit (loss)                         $   729,139          $   302,963

Selling and Administrative                    $ 4,704,249          $ 1,501,864
Impairment Loss                               $ 1,400,000
Income/(Loss) from operations                 $(5,375,110)         $(1,198,901)

Interest expenses                             $   (42,929)         $   (24,938)
Interest income                               $     3,227          $     7,056
Other income                                  $    41,435          $   172,258

  Total other income (expense)                $     1,733          $  (238,917)

Net Income/(Loss)                             $(5,373,377)         $(1,437,818)

Basic loss per share                          $     (0.13)         $     (0.08)
Diluted loss per share                        $     (0.09)         $     (0.05)

2002 was a year of restructuring and refocusing the business, raising money, and writing off impaired assets to direct the company towards products that save lives.

Sales: Net sales for 2002 increased by $ 1.4 million or 116% compared to 2001. During 2002, the Company acquired TSG, whose sales for 2002 were $2.2 million. Therefore the entire increase in sales is attributable to the acquisition. Sales of boats actually declined $712 thousand, or 59%. The reduction in boat sales can primarily be attributed to reduction in the effort to sell recreational boats, the move to Stanton headquarters and manufacturing facility during the 3rd Quarter, and a revamping of the sales force in the 1st and 4th quarters.

COST OF SALES: Cost of sales for 2002 was $1.9 million, or 72% of sales, compared to 75 % in 2001. This decrease is attributable decreasing boat cost of sales 59%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses for 2002, increased by $3.2 million to $ 4.7 million compared to $ 1.5 million for 2001. The increase is partially the result of additional TSG SG&A ($733 thousand). The remaining increase can be attributed to: costs associated with acquisition of TSG, fund raising expenses, business consultants ($628 thousand), brochures and demo expenses, debt forgiveness, and the write-off of tools, molds, design rights, and obsolete boat inventory ($1.4 million) verses a write-off of $400 thousand excess inventory in 2001. In addition, primarily as a result of fund raising, the company charged $692 thousand to loss on conversion of warrants to reflect the conversion of warrants to purchase shares of the company's common stock at $.01 per share verses a market value of $.10.

NET LOSS: Net Loss for 2002 was $5.37 million as compared to $1.43 million for 2001. The increase is attributed to costs associated with acquisition of TSG, fund raising, business consultants, brochures and demo expenses, debt forgiveness, and the write-off of tools, molds, design rights, and obsolete inventory, and the loss on conversion of warrants, all described above.

10K Business Segment Analysis of 2002

              Sonic Jet Performance - 2002 10K Segment Information
              (000's)
                                     TSG
                      Boats          MPV          Corp           Total
--------------- ----- -------------- ------------ ----------- -----------------

Sales                           434         2172                          2606
Cost of Sales                   254         1623                          1877
                      -------------- ------------ ----------- -----------------

Gross Profit                    180          549                           729
G.P. %                          41%          25%               34.5%

SG&A                           2251          733        3118              6102
--------------- ----- -------------- ------------ ----------- -----------------
Other
Income(Expense)

Segment P&L                   -2071         -184       -3118             -5373

------------- ------- -------------- ------------ ----------- -----------------

Mine protected vehicles provided 83% of the sales, 86% of the cost of goods sold, and 75% of the gross profit. The following explains the relatively large SG&A of the boat business and corporate overhead:

Boats:
                                                      $
   Inventory write-off                               328
   Impaired assets                                      1088  molds and designs
                                                     --------
                                        TOTAL         $
                                                     1,416
                                                     --------

Corporate:
   Loss on conversion of warrants                        692
   Consultants                                           628
   Debt forgiveness                                     (37)
   Indirect cost of raising money                        196
   Stock to employees                                    150
                                                     --------
                                         TOTAL          1629

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

Revenue
Revenue for the twelve months ended December 31, 2001 of $1.2 million was consistent with revenue for the twelve months ended December 31, 2000 of $1.0 million, as was Cost of Goods Sold of $0.9 million for 2001 and 2000.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the twelve months ended December 31, 2001, decreased $1.5 million to $1.6 million, from $3.1 million in the comparable period in 2000. SG&A decreased primarily because of a cut back of administrative wages that resulted from a reduction in force ($413k), a decrease in insurance expense that resulted from the cancellation of director's and officer's liability insurance, a reduction in advertising expense, and a write-off of slow and non moving inventories ($400k).

Interest Expense
For the twelve months ended December 31, 2001, Interest expense was $24,938 verses $2.19 million for the twelve months ended December 31, 2000. The year ended 2000 included $189,010 paid to JNC Opportunity Fund, Ltd., $60,000 to Sheikh Mohammad Al Rashid, and $730,070 charged for the difference between the market value and the discounted rate on warrants issued to JNC Opportunity Fund, Ltd., in connection with funds they advanced us during 2000. The sharp decrease in interest expense during 2001 also resulted from the satisfaction of outstanding loans to JNC Opportunity Fund, Ltd., and Sheikh Rashid.

Material Changes in Financial Condition, Liquidity and Capital Resources

As of December 31, 2002, cash and cash equivalents were $144K compared to $43K as of December 31, 2001. The Company has raised $ 1,453K during the twelve-month period ending December 31, 2002 by private placement. Also, the company raised $510K from Preferred Shares `C' Class allotment, of which $170K has been converted to Common Stock at December31, 2002. The Company has delivered $505K in cash to Technical Solution Group, Inc. as part of the purchase agreement to fund working capital, and negotiated to settle existing debts through the purchase or conversion of debt from TSG creditors.

At the present time, the company is not generating sufficient revenue to cover expenses. Accordingly, the company's future liquidity will depend on its ability to obtain necessary financing from outside sources and its ability to restructure operations to reduce operating losses.

As of March 31, 2003, cash and cash equivalents were $484K. Based on its current operating plan, the Company anticipates that additional financing will be required to finance its operations and capital expenditures in 2003. The amount of funds required by the Company will depend upon many factors, including without limitation, the growth and timing of sales of the Company's products, product costs, the timing and costs associated with establishment and/or expansion, as appropriate, of the Company's manufacturing, development, engineering and customer support capabilities, the timing and cost of the

Company's product development and enhancement activities and the Company's operating results. Until the Company generates cash flow from operations that will be sufficient to satisfy its cash requirements, the Company will need to seek alternative means for financing its operations and capital expenditures and/or postpone or eliminate certain investments or expenditures. Potential alternative means for financing may include obtaining additional debt or equity financing and obtaining a line of credit. There can be no assurance that additional financing will be available, or available on acceptable terms. The inability to obtain additional financing or generate sufficient cash from operations would require the Company to reduce or eliminate expenditures for capital equipment, research and development, production or marketing of its products, or otherwise curtail or discontinue its operations, which could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, if the Company raises funds through the sale of additional equity securities, the Common Stock currently outstanding will be further diluted.

Operating Activities.
The cash used by operating activities for the year ended December 31, 2002 was $1,871,189 attributable primarily to funding ongoing operations.

Investing Activities.

Our capital expenditures for the year ended December 31, 2001 were $31,384, related to investments in office and manufacturing equipment. We anticipate that our capital expenditures during 2003 will increase because we intend to improve operating efficiencies, and may relocate our principle facility.

Financing Activities.

During the twelve-month period ended December 31, 2002, the Company sold 20,303,500 shares of common stock units to investors pursuant to its Private Placement Memorandum, generating net proceeds of $1,453,295 (check with "material changes in financial condition). Each common stock unit consisted of
(a) fifty shares of common stock of the Company, (b) one warrant to purchase twenty-five shares of common stock of the Company at an exercise price of $.20 per share, and (c) one warrant to purchase twenty-five shares of common stock, at an exercise price of $0.30 per share which has been reduced to $0.01 per share. The Company believes the issuance of the shares and warrants was exempt from registration under the private placement exemption available under Section 4(2) of the 1933 Securities Act ("Act").

During the twelve-month period ended December 31, 2002, the Company issued an aggregate of 1,612,829 shares of its common stock pursuant to the Company's 2001 Compensation Plan, which included (a) 400,000 shares issued to an employee of the Company in consideration for the cancellation of $44,000 of compensation obligations of the Company and (b) 362,829 shares of its common stock to employees and consultants in consideration for the cancellation of $64,471 of existing indebtedness of the Company and (c) 850,000 shares issued to various consultants related to services in lieu of $34,500.

In January 2002, we entered into a $1 million equity credit facility with eFund Capital Partners, LLC. As of today, we have no outstanding amount on this credit facility. We did not had any bank facilities during fiscal 2002

A promissory note entered into as of the July 2nd, 2002 by and between Atlantis Partners, Inc. and Sonic Jet Performance, Inc. and its subsidiaries to lend Sonic Jet Performance, Inc. Fifty Thousand Dollars ($50,000) at an interest rate of 10% simple interest per annum.

On March 31, 2003 the Company began securing capital commitments through the issuance of Promissory Notes to investors. The Company hopes to secure $1,500,000 for working capital. Under the terms of the Promissory Notes the loans are payable in six months with 8% interest, however, at the end of the term the loan is convertible into Series C Preferred Stock. As of March 31, 2003 the Company had obtained $400,000 in capital from investors.

Change In Securities
--------------------

Between January and March 31, 2003, we raised an aggregate of $1,132K in connection with the Private Placement Memorandum. We also raised $400K as loan. We used the proceeds to fund ongoing operations of Sonic Jet Performance, Inc. and Technical Solution Group, Inc.

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

On July 17, 2002 the Series B shareholder of Sonic Jet Performance, Inc., Ashford Capital, and the Company agreed to amend the Series B Preferred. The parties agreed that no shares could be sold prior to January 1, 2003, and the conversion date of Series B Preferred Stock to common stock would be changed from December 27, 2002 to June 27, 2003. Furthermore, on July 17th, 2002 the parties agreed that the Series B shareholder would have the right to exchange 5 shares of Sonic Jet Series B Preferred (equal to 10% of Sonic Jet common stock) for 10 shares of TSG International (equal to 20% of TSG International common stock), the holding Company for Technical Solutions Group. Ashford Capital must notify Sonic Jet and surrender the shares by June 27th, 2003 at which time it would receive the shares of TSG International. As of March 31, 2003 no action has been taken either by Series B Shareholder or Sonic Jet Performance, Inc.

Pursuant to a finder's fee agreement entered into between Ashford Capital, LLC and Sonic Jet Performance, Inc on February 1, 2002, Sonic Jet granted Ashford Capital ten percent (10%) of the equity ownership of any referred party acquired by Sonic Jet. In case of Partial acquisition Sonic Jet will pay Ashford ten per cent (10%) of the transaction price and/or other consideration of any kind paid by or to Sonic Jet or any of its subsidiaries or affiliates in connection with any transaction for a referred party.

In conjunction with the purchase of TSG, the Company purchased notes from Flexxtech Corporation, which Flexxtech held in TSG by issuing 1,461,880 shares on August 30, 2002. In addition the Company has issued a warrant for 730,940 at $.20 per share, and has issued shares in exchange for warrant for 730,940 at $.01 per share.

In conjunction with the purchase of TSG, the Company purchased notes from Atlantis Aggressive Growth Co., which Atlantis held in TSG by issuing 3,346,580 shares on December 20, 2002. In addition the Company has issued a warrant for 1,673,290 at $.20 per share, and has issued a warrant for 1,673,290 at $.01 per share.

Sonic Jet Performance, Inc. entered into a consulting agreement on July 1, 2002 with Mike Watts as its General Manager for TSG. Under the agreement Mr. Watts will receive a consulting fee and options to purchase 4,000,000 shares of Sonic

Jet and options to purchase a 5% equity stake in TSG. Under the agreement beginning January 1, 2003, Mr. Watts was to become an employee of TSG, however, the formal employment agreement is still being negotiated between the parties.

Sonic Jet Performance, Inc. entered into a purchase agreement for TSG under which it was obligated to grant options to Garth Barrett, the president of TSG in the amount of 2,000,000 shares in addition to the shares Mr. Barrett received as a shareholder.

Contractual obligations
-----------------------

In July 2001, the company ceased operations at the Nanning, China manufacturing facility because we did not have sufficient cash to pay rent, and to otherwise fund operations. In January 2002, we used a portion of the proceeds from a private placements to resume operations in China. Although we have brought rent payments current, the landlord has converted the lease term, originally set to expire in July 2003, to a month-to-month term.

Technical Solution Group has a long-term lease of five (5) years ( 4 years remaining ) with five (5) years option with CMMC on the Naval base, giving us a stable base for future planning.

Foreign Currency Translation and Hedging
----------------------------------------
No  exposure.



              FACTORS THAT MAY AFFECT FUTURE RESULTS (Risk Factors)

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


FACTORS THAT MAY AFFECT FUTURE RESULTS

Operating results highly uncertain. Before deciding to invest in Sonic Jet Performance, Inc. or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report on Form 10-K, our Quarterly Reports on Form 10-Q, as amended, and in our other filings with the Commission, including any subsequent reports filed on Forms 10-K, 10-Q and 8-K. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business and results of operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

Limited Operating History. The Company is an early stage production company originally incorporated in 1996. The Company has generated limited revenues from its current products and a substantial portion of the historical revenue of approximately $1,000,000 in years 2001 and 2000 (INPUT 2002), was derived from the sale of recreational boats, the sale of which has been suspended while the Company focuses on developing and selling Commercial Boats and Mine Protected Vehicles. The Company's ability to successfully commercialize its products will depend on, among other things, successful completion of its ongoing development activities, ability to manufacture and distribute the products, the relative cost to the customer of the Company's system as compared to alternative competitive products, and the ability to finance operations.

By focusing on markets that are emerging in nature, market reaction can be difficult to predict. Many of our planned products incorporate technologies or approaches that have not yet achieved broad market acceptance. In addition, we have a limited history of competing in the intensely competitive Fire & Rescue defense and marine industries. There can be no assurance that the Company's technology will be successfully commercialized, will be successfully marketed or will achieve market acceptance. Thus, there can be no assurance that the Company will achieve or sustain profitable operations.

We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price. We experienced net losses of $1,437,818 for the year ended December 31, 2001, and approximately $3,974,643 for the year ended December 31, 2002. In recent years, much of our losses were incurred as a result of significant investments in new product development and marketing costs. While we have significantly reduced our investments, we anticipate that we will continue to generate net losses in the short term and cannot assure you that we will be able to achieve or sustain profitability on a quarterly or annual basis in the future. In addition, because large portions of our expenses are fixed, we generally are unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, we may find it difficult to fund our operations and achieve our business plan, which could cause the market price of our common stock to decline.

We will need to raise additional capital, and funds may not be available on terms that are acceptable to us, or at all. We experienced negative cash flows from operations in the amount of $120,408 for the year ended December 31, 2001 and $1,871,189 for year ended December 31, 2002. We will need to fund our aggregate requirements although the nature, timing and amount of that need are not immediately determinable. In order to meet these financial needs, the Company will be required to raise significant additional capital primarily through one or more of the following sources: the sale of Common Stock, preferred stock, convertible debentures or other forms of debt and/or equity financing, and possibly the divestiture of business units or select assets.

In view of the significant decline in our market capitalization, if adequate funds are not available on acceptable terms, or at all, the Company may not be able to finance operations, develop or enhance products, expand sales and marketing programs, take advantage of future opportunities or respond to competitive pressures. The company may be forced to scale back or delay business plans or to discontinue operations entirely.

If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and such securities may have rights, preferences and privileges senior to common stock. Financing could result in significant costs to us, even if not consummated. In certain circumstances, it is possible that our subsidiaries or we could experience very substantial transaction costs or break-up fees in connection with efforts to obtain financing. Financings, in general, also require a significant amount of management's time and can distract us from executing our business plan. Furthermore, the costs and expenses of such financings, including legal fees, can significantly increase our operating expenses.

No Dividends. The Company has never paid a cash dividend on shares of its Common Stock and it does not anticipate paying a cash dividend on its Common Stock in the foreseeable future. The Company intends to retain substantially all future earnings, if any, for use in its business. See "Dividend Policy."

Capital requirements will depend on many factors, for the Company and its subsidiaries including:

o    Ability to control costs;
o Ability to commercialize our products and technologies and achieve market acceptance for such products and technologies;
o    Ability to procure additional government contracts;
o The timing of payments and reimbursements from government and other contracts;
o Research and development funding requirements and required investments in our product development;
o    Increased sales and marketing expenses;
o    Technological advancements and competitors' response to our products;
o    Capital improvements to new and existing facilities;
o    Our relationships with customers and suppliers; and
o General economic conditions including the effects of the current economic slowdown and international conflicts.

Stock Price Volatility. The Company's stock price has been subject to significant volatility, and investors may not be able to sell shares of common stock at or above the price paid for them. The trading price of the Company's common stock has been subject to wide fluctuations in the past. Since January 2002, the common stock has traded at prices as low as $0.06 per share and as high as $0.42 per share. The Company may implement a reverse share split at a ratio that would be determined in the future. The ultimate determination of appropriate action, and timing, is subject to a vote of the shareholders.

The Company may not be able to increase or sustain the current market price of our common stock in the future. As such, you may not be able to resell your shares of common stock at or above the price you paid for them. The market price of the common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

o       our ability to raise capital
o       quarterly variations in operating results;
o       our ability to control costs and improve cash flow;
o announcements of technological innovations or new products by us or our competitors;
o       changes in investor perceptions;
o       new products or product enhancements by us or our competitors; and
o changes in earnings estimates or investment recommendations by securities analysts.

Penny Stock Reform Act. In October 1990, Congress enacted the "Penny Stock Reform Act of 1990" (the "90 Act") to counter fraudulent practices common in penny stock transactions. Rule 3a51-1 of the Exchange Act defines "penny stock" as an equity security that is not among other things; a) a reported security (i.e., listed on certain national securities exchanges): b) a security registered or approved for registration and traded on a national securities exchange that meets certain guidelines, where the trade is effected through the facilities of that national exchange; c) a security listed on NASDAQ; d) a security of an issuer that meets certain minimum financial requirements ("net tangible assets" in excess of $2,000,000 if the issuer has been continuously operating for less than three (3) years), or "average return" of at least $6,000,000 for the last three years; or e) a security with a price of at least $5.00 per share for the transaction in question or that has a bid quotation (as defined in the Rule) of at least $5.00 per share. Under Rule 3a51-1, the Company's Common Stock falls within the definition of "penny stock." Pursuant to the "90 Act", broker-dealers, prior to effecting a transaction in a penny stock, are required to provide investors with written disclosure documents containing information concerning various aspects of the market for penny stocks as well as specific information about the penny stock and the transaction involving the purchase and sale of that stock (e.g., price quotes and broker-dealer and associated person compensation). Subsequent to the transaction, the broker is required to deliver monthly or quarterly statements containing specific information about the penny stock.

The market for an investor's shares may be limited, and it may be difficult to sell shares at an acceptable price, if at all. The Company's shares come within the definition of "penny stock" as defined in the Securities Exchange Act of 1934, as amended, and covered by Rule 15g-9 (different than above) of that Act. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, affects the ability or willingness of broker-dealers to sell the Company's securities and accordingly affects the ability of stockholders to sell their securities in the public market. These additional procedures could also limit the Company's ability to raise additional capital in the future.

Rule 15c2-6, under the Securities Exchange Act of 1934 (the "34 Act"), imposes additional sales practice requirements on broker-dealers who sell securities subject to that rule to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse). Where the market value of the Company's Common Stock is below $5.00 per share, sales of the shares in brokerage transactions are subject to the Rule. For transactions covered by the Rule, broker-dealers must make a special suitability determination for each purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the ability of purchasers in this Offering to sell their Shares in the secondary market may be affected.

Possible Volatility in Trading Price of Common Stock. The Company's Common Stock is traded over-the-counter in the National Quotation Bureau, under the symbol "SJET". In the past, the trading price of the Company's Common Stock has experienced substantial volatility. Sales of substantial amounts of Common Stock in the public market could adversely affect prevailing market prices. A substantial number of shares of Rule 144, Restricted Common Stock were issued by the Company pursuant to its 2002 offering of units of common stock and warrents (see Item5). This Offering, and the exercise of the warrants which would result in substantial dilution to a stockholder's percentage ownership interest in the Company, could adversely affect the market price of the common stock. Significant sales of our common stock in the public market will cause our stock price to fall. As of December 31, 2002, we had 71,558,418 shares of common stock outstanding, of which most are or will be freely tradable, other than restrictions imposed upon our affiliates.

An additional group of shares are subject to restrictions on trading, but become freely tradable between December 2002 and July 2003 when the restrictions begin being removed. The average daily trading volume of shares from January 2002 to present was approximately 62,360 shares. The freely tradable shares, along with the contractually restricted shares, are significantly greater in number than the daily average trading volume of our shares. If the selling stockholders, or the holders of the freely tradable shares, were to sell a significant amount of our common stock in the public market, the market price of our common stock would likely be significantly adversely affected.

The market price of shares of Common Stock is likely to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, sales of significant amounts of common stock into the market, general market conditions, and other factors that may be unrelated to the Company or its performance. In addition, the stock market has from time-to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stock of similar companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has been instituted. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation, regardless of its outcome, would result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, results of operations, and financial condition.

 Capital requirements. Additional funds raised through borrowings, other debt or equity financings, or the divestiture of business units or select assets will reduce the percentage ownership of stockholders and such securities may have rights, preferences and privileges senior to common stock.

From time to time, the Company may elect to retire obligations of the Company or its subsidiaries with cash payments or through the issuance of shares of common stock, resulting in dilution to existing stockholders and a decrease in stock price. In 2002, the Company issued shares of common stock to retire debt incurred through operations and by the TSG subsidiary. Although the Company is not required to retire the obligations of subsidiaries, it may make such business decisions again, which could have a dilutive impact to existing stockholders or could negatively impact available capital. Furthermore, when and if the recipients of any such shares elect to sell them in the public market, the market price of common stock could likely be materially and adversely affected.

Impact of Financing on Subsidiaries. The Company's equity and voting interests in subsidiaries could be significantly diluted as a result of private placements, and further financings could cause us to lose control of subsidiaries. We have historically funded the operations of business with equity financings. In order to continue the activities of subsidiaries, the company is seeking direct equity investments to finance at least some portion of business plans. Such additional financings may not be available on acceptable terms, it at all.

Even if financing becomes available, the Company's ability to enjoy the benefits of any potential increase in value on the part of subsidiaries can be greatly reduced by third-party investments. Additional financings in subsidiaries will result in a reduction in equity interests in the subsidiaries and reduced control of subsidiaries. Significant third-party investment in subsidiaries will likely result in third-party investors receiving subsidiary board representation and/or protective covenants that could further reduce control over the day-to-day operations and strategic direction of subsidiaries. Third-party financings of subsidiaries will also inherently complicate fiduciary and contractual obligations and could leave the Company more vulnerable to costly and uncertain litigation in the future, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Limited Customer Base. The Company's government business depends on a limited number of customers, and if any of these customers terminate or reduce their contracts, or if the Company cannot obtain additional government contracts in the future, revenues will decline and results of operations will be adversely affected. Because over 80% of consolidated revenues were derived directly or indirectly from government contractors, these risks can significantly affect the Company's business, results of operations and financial condition. In 2002, a substantial portion of the revenues from government agencies were derived directly or indirectly from two governmental agencies, the U.S. Army and through a private contractor, the British Ministry of Defence. Although the Company ultimately plans to broaden its focus to include other government agencies, it expects to continue to be dependent upon contracts with US federal agencies and their contractors for a substantial portion of revenue for the foreseeable future.

The Company currently depends on government contracts and subcontracts and faces risks related to contracting with a government, including budget issues and fixed price contracts. General political and economic conditions, which cannot be accurately predicted, directly and indirectly affect the quantity and allocation of expenditures by government agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the U.S. or other government budget could have a material adverse impact on results of operations as long as research and development contracts remain an important element of the business.

Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements. Each government agency also maintains its own rules and regulations with which the Company must comply and which can vary significantly among agencies. Governmental agencies also often retain some portion of fees payable upon completion of a project and collection of these fees may be delayed for several months or even years, in some instances.

In addition, an increasing number of government contracts are fixed price contracts which may prevent the Company from recovering costs incurred in excess of its budgeted costs. Fixed price contracts require the Company to estimate the total project cost based on preliminary projections of the project's requirements. The financial viability of any given project depends in large part on the Company's ability to estimate such costs accurately and complete the project on a timely basis. In the event actual costs exceed the fixed contractual cost, the Company may not be able to recover the excess costs.

Some of the government contracts are also subject to termination or renegotiation at the convenience of the government, which could result in a large decline in revenue in any given quarter. Although government contracts have provisions providing for the reimbursement of costs associated with termination, the termination of a material contract at a time when the Company's funded backlog does not permit redeployment of staff could result in reductions of employees. In addition, the timing of payments from government contracts is also subject to significant fluctuation and potential delay, depending on the government agency involved. Any such delay could result in a temporary shortage in working capital.

Limited Manufacturing Experience. The Company has limited experience operating a manufacturing and assembly operation. The Company's Product consists of components that are produced by various vendors. The Company currently assembles boats and vehicles from hulls and components from outside vendors, and then assembles the final product. No assurance can be given that any of these companies will continue to agree to manufacture and assemble components on terms that are acceptable to the Company.

Dependence upon Suppliers. The Company depends upon a number of suppliers for components of its products. We do not have guaranteed long-term supply relationships with any of our sub-contractors that could make it difficult to fulfill our backlog in any given quarter and could reduce our revenues in future periods. We rely on sub-contractors but do not have the financial resources to maintain long-term supply agreements with contract manufacturers or other suppliers. Accordingly, because our sub-contractors allocate their manufacturing resources in periods of high demand, we face several significant risks, including a lack of adequate supply, potential product shortages and higher prices and limited control over delivery schedules, quality assurance and control, manufacturing yields and production costs. We cannot assure you that we will be able to satisfy our manufacturing needs in the future. Failure to do so will have a material adverse impact on our operations and the amount of products we can ship in any period. There is an inherent risk that certain components of the Company's products will be unavailable for prompt delivery or, in some cases, discontinued. The Company will have only limited control over any third-party manufacturer as to quality controls, timeliness of production and deliveries and various other factors. Should the availability of certain components be compromised, it could force the Company to develop alternative designs using other components, which could add to the cost of goods sold and compromise delivery commitments.

Commercial Boat hulls are molded to fit engines and pumps manufactured by Mercury Marine. If the Company is unable to obtain Mercury Marine engines and pumps in a timely manner, at an acceptable cost, or at all, the Company may need to redesign and reconstruct the molds it uses to build the hulls of the boats, which management believes would take a minimum of six-months. If the Company does not have a sufficient inventory of Mercury Marine engines or pumps, or is are unable to find a suitable replacement, the Company may not be able to manufacture any boats for a period of time, which could materially adversely affect the business, results from operations, and financial condition of the Company.

For Mine Protected Vehicles, the hulls are manufactured in South Africa, which presents political and financial risks, and are designed to fit engines and drive-trains manufactured by Peterbilt, Mack, and GM depending on model and confiuration. If the Company is unable to obtain components in a timely manner, at an acceptable cost, or at all, the Company may need to select new suppliers, redesign or reconstruct process it uses to build the hulls and/or the vehicles, which management believes would take a minimum of one-year. The Company may not be able to manufacture any vehicles for a period of time, which could materially adversely affect the business, results from operations, and financial condition of the Company.

Doing business in China. The hulls for the boats are manufactured in China. The World Trade Organization has accepted China as a member nation, which has resulted in low tariffs on imports into the United States from China. If import tariffs or taxes increase for any reason, cost of goods would substantially increase. The Company's financial performance may be affected by changes in China's political, social and economic environment. The role of the Chinese central and local governments in the Chinese economy is significant. Chinese policies toward economic liberalization, and laws and policies affecting foreign companies, foreign investment, currency exchange rates and other matters could change, resulting in greater restrictions on the Company's ability to do business and operate manufacturing facilities in China. The Chinese government could impose surcharges, increase tax rates, or revoke, terminate or suspend operating licenses without compensating the Company. Also, China has, from time to time, experienced instances of civil unrest and hostilities. Confrontations have occurred between the military and civilians. If for these or any other reason, the Company loses its ability to sub-contract or manufacture its products in China, or the cost of doing business increases, the Company's business, financial condition, and results of operations would be materially and adversely affected.

Doing business in South Africa. The designs, components, and mine protected vehicle hulls are manufactured in South Africa. If import tariffs or taxes increase for any reason, cost of goods would substantially increase. The Company's financial performance may be affected by changes in South Africa's political, social and economic environment. The role of the South African central and local governments in the economy is significant. South African policies toward economic liberalization, and laws and policies affecting foreign companies, foreign investment, currency exchange rates and other matters could change, resulting in greater restrictions on the Company's ability to do business with suppliers based in South Africa. The government could impose surcharges, increase tax rates, or revoke, terminate or suspend operating licenses without compensating the Company. Also, South Africa has, from time to time, experienced instances of civil unrest and hostilities. Confrontations have occurred between the military, insurgent forces, and civilians. If for these or any other reason, the Company loses its ability to sub-contract or manufacture the compenents to its products, or the cost of doing business increases, the Company's business, financial condition, and results of operations would be materially and adversely affected.

No Assurance of Successful and Timely Product Development. Although the Company designs and sells vehicles and boats, the Company's emphasis is the sales of development stage mine protected vehicle and commercial boats and the Company's future is significantly reliant upon the success of the products. The Company's vehicles and boats and proposed enhancements are at various stages of development and additional development and testing will be required in order to determine the technical feasibility and commercial viability of the products. There can be no assurance that the Company's product development efforts will be successfully completed. The Company's proposed development schedule may be affected by a variety of factors, many of which will not be within the control of the Company, including technological difficulties, access to proprietary technology of others, delays in regulatory approvals, international operating licenses, and the availability of necessary funding. In light of the foregoing factors, there can be no assurance that the Company will be able to complete or successfully commercialize its products. The inability of the Company to successfully complete the development of its new vehicles designs and commercial boats or to do so in a timely manner, could force the Company to scale back operations, or cease operations entirely.

Success dependent on market acceptance. The Company's success is dependent on the market acceptance of its products. Despite the increasing demand for mine protected vehicles and commercial boats, the Company's products represents an advanced approach to the industry, and market acceptance of the Company's products will be dependent, among other things, upon its quality, ease of use, speed, reliability, and cost effectiveness. Even if the advantages of the Company's products are established, the Company is unable to predict how quickly, if at all, the products will be accepted by the marketplace.

Uninsured claims or losses. The Company may obtain comprehensive insurance, including liability, fire and extended coverage, as is customarily obtained for businesses similar to the Company. Certain types of losses of a catastrophic nature, such as losses resulting from floods, tornadoes, thunderstorms, and earthquakes, are uninsurable or not economically insurable to the full extent of potential loss. Such Acts of God, work stoppages, regulatory actions or other causes, could interrupt production and adversely affect the Company's business, expansion and results of operations.

The Company may be exposed to liability for personal injury or property damage claims relating to the use of the products. A wrongful death action was filed against the Company in September 2000. Although the Company settled the lawsuit and it did not materially affect business, any future claim against the Company for personal injury or property damage could materially adversely affect the business, financial condition, and results of operations and result in negative publicity. There can be no assurance that the Company will maintain insurance, experience legal claims outside of its insurance coverage, or in excess of its insurance coverage, or that insurance will not cover.

The Company does not have in effect any form of Directors and /Or Officers Insurance.

Competition. The Company is subject to significant competition that could harm its ability to win business and could increase the price pressure on products. The Company faces strong competition from a wide variety of firms, including large, multinational marine, defense and aerospace firms. Most of our competitors have considerably greater financial, marketing and technological resources than the Company or its' subsidiaries do, which may make it difficult to win new contracts and the management cannot assure you that the Company will be able to compete successfully. Certain competitors operate fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources, as a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their products.

Moreover, there can be no assurance that the Company will have sufficient resources to undertake the continuing research and development necessary to remain competitive. Competitors may attempt to independently develop similar designs or duplicate the Company's products or designs. The Company or its competitors may intentionally or unintentionally infringe upon or misappropriate products or proprietary information. In the future, litigation may be necessary to enforce intellectual property rights or to determine the validity and scope of the proprietary rights of others. Any such litigation could be time consuming and costly. There can be no assurance that any patent or patents sub-licensed to Company relating to the Company's products will not be challenged, invalidated, or circumvented or that the rights granted thereunder will give the Company a competitive advantage. In addition, the Company cannot assure investors that any of the patents sublicensed to us will be held valid if subsequently challenged.

Environmental Matters. The Company is subject to federal, state, local and foreign laws, and regulations regarding protection of the environment, including air, water, and soil. The Company's manufacturing business involves the use, handling, storage, and contracting for recycling or disposal of, hazardous or toxic substances or wastes, including environmentally sensitive materials, such as batteries, solvents, lubricants, degreasing agents, gasoline and resin. The Company must comply with certain requirements for the use, management, handling, and disposal of these materials. The Company, however, does not maintain insurance for pollutant cleanup and removal. If the Company is found responsible for any hazardous contamination, any fines or penalties, the Company may be required to pay, or any clean up the Company is required to perform, could be very costly. Even if the Company is charged, and later found not responsible, for such contamination or clean up, the cost of defending the charges could be high. If either of the foregoing occurs, the Company's business, results from operations and financial condition could be materially adversely affected.

Government Regulation. The Company may be subject to regulation by county, state and federal governments, governmental agencies, and regulatory authorities from several different countries. For example, the Company is subject to federal regulation under the Boat Safety Act of 1971 that requires boat manufacturers to recall products for replacement of parts or components that have demonstrated defects affecting safety. Failure to obtain regulatory approvals or delays in obtaining regulatory approvals by the Company would adversely affect the marketing of products and services developed by the Company, and the Company's ability to generate product and service revenues. Further, there can be no assurance that the Company will be able to obtain necessary regulatory approvals. Although the Company does not anticipate problems satisfying any of the regulations involved, the Company cannot foresee the possibility of new regulations, which could adversely affect the business of the Company. Violations by the Company of, non-compliance with such regulations and approvals may adversely affect the Company.

In addition, the EPA has passed various air emissions regulations for outboard marine engines that impose stricter emissions standards for two-cycle, gasoline outboard marine engines. Emissions from such engines must be reduced by approximately 75% over a nine-year period that began in 1998. The California legislature has enacted similar regulations that are already effective, and with which the engines installed in most commercial boats do not comply, including the Company's current products. The Company expects other states will pass similar laws. If future emissions standards or other regulations materially increase the cost of engines, or if manufacturers are unable to comply with such standards or regulations, business, results from operations and financial condition could be materially adversely affected, and you could lose your investment. There can be no assurance that such regulations do not exist and/or that Federal and State regulations will be enacted that will have a material adverse impact on the Company and/or its operations.

International Operations. The Company manufactures products in China, and South Africa, and these international operations are subject to many inherent risks, any of which may adversely affect our business, financial condition and results of operations. Approximately 83% of our consolidated total revenues in fiscal 2002 was derived from sales outside the United States. In the future, we intend to continue to expand our international business activities. International operations are subject to many inherent risks that may adversely affect our business, financial condition and operating results, including:
o       political, social and economic instability;
o       trade restrictions;
o       the imposition of governmental controls;
o exposure to different legal standards, particularly with respect to intellectual property;
o       burdens of complying with a variety of foreign laws;
o import and export license requirements and restrictions of the United States and each other country in which we operate;
o       unexpected changes in regulatory requirements;
o       foreign technical standards;
o       fluctuations in currency exchange rates;
o difficulties in managing foreign operations and collecting receivables from foreign entities; and
o       potentially adverse tax consequences.

Reliance on Patent and other Proprietary Rights. The Company's success and ability to compete depend, in part, on the protection of its proprietary technology. The unique designs and other components of the Commercial Boat products are protected by United States patents issued to Albert Mardikian, the beneficial owner of over 10% of the outstanding shares of Common Stock of the Company. In addition, there can be no assurance that any application of the Company's technology or licensed technology will not infringe patents or proprietary rights of others.

The Company has not undertaken or conducted any comprehensive patent infringement searches or studies. If any third parties hold any conflicting rights, the Company may be required to stop making, using or selling its products or to obtain licenses from and pay royalties to others. Further, in such event, there can be no assurance that the Company would be able to obtain or maintain any such licenses on acceptable terms, if at all. The Company may need to engage in future litigation to enforce intellectual property rights or the rights of customers, to protect trade secrets or to determine the validity and scope of proprietary rights of others, including customers. This litigation could result in substantial costs and diversion of resources and could materially and adversely affect the Company's business, financial condition and results of operations.

Technological obsolescence. The industry is subject to technological innovation. Consequently, the life cycles of products introduced in this industry can be relatively short in some instances. The Company's success depends significantly on its ability to establish and maintain a competitive position in this field. There can be no assurance that the Company's products will remain competitive in light of technological developments by others. There can be no assurance that the Company's competitors will not succeed in discovering and developing technology in advance of the Company that would render the Company's technology, and hence its products, obsolete and noncompetitive.

Conflicts of Interest. The Board of Directors of Sonic Jet Performance, Inc. is subject to various conflicts of interest arising out of their relationship with the Company. The officers and directors of the Company will devote such time, as they deem necessary to the business and affairs of the Company. Officers and directors of the Company are required by law to deal fairly and in good faith with the Company and they intend to do so. However, in any company, there are certain inherent conflicts between the officers and directors and the investors, which cannot be fully mitigated. Because the officers and directors will engage in operations independent of the Company, some of these activities may conflict with those of the Company. Thus, the officers and directors may be placed in the position where their decisions could favor their own operations or other operations with which they are associated over those of the Company. Officers and directors of the Company may engage in business separately from activities on behalf of the Company or client entities for which the Company also provides services.

Control by Shareholders, Directors and Officers. The Company's significant shareholders, Directors and Executive Officers will, in the aggregate, beneficially own approximately 40% of the Company's outstanding Common Stock, excluding the warrants. These shareholders, if acting together, will be able to exert substantial influence over all matters requiring approval of the Company's shareholders, including amendments to the Company's Articles of Incorporation, fundamental corporate transactions such as mergers, acquisitions, the sale of the Company, and other matters involving the direction of the Company's business and affairs and specifically the ability of certain holders of preferred stock to appoint 3 of the 5 members of the Company's Board of Directors. See "Principal Stockholders" and "Description of Securities." Dependence on Management and Other Key Personnel. The success of the Company and its business strategy is dependent in large part on its ability to attract and retain key management and operating personnel. Such individuals are in high demand and are often subject to competing employment offers. We do not have any long-term employment agreements with any of our key personnel. If we are not able to retain our key personnel, we may not be able to implement our business plan and our results of operations could be materially and adversely affected. The Company is negotiating employment agreements with its executive officers and anticipates consummating said agreements in the future. The Company depends to a large extent on the abilities and continued participation of our executive officers and other key employees, particularly Garth Barrett, president of our TSG subsidiary, Mike Watts, general manager of our TSG subsidiary, Rao Mankal, our president and chief financial officer, Bill Morse, our sales manager for boat sales, and Hratch Khedisian, our director of operations for boats. The Company does not presently maintain "key man" insurance on any employees. We believe that, as our activities increase and change in character, additional, experienced personnel will be required to implement our business plan. Competition for such personnel is intense and we cannot assure you that they will be available when required, or that we will have the ability to attract and retain them.

Limitations on Directors' and Officers' Liability. The Company's Articles of Incorporation provide, as permitted by governing Colorado law, that a director or officer of the Company shall not be personally liable to the Company, or its shareholders, for monetary damages for breach of his or her fiduciary duty of care as a director or officer, with certain exceptions. In addition, the Company has agreed to indemnify its officers and directors to the fullest extent permitted by Colorado law. Such provisions may discourage stockholders from bringing a lawsuit against directors for breaches of fiduciary duty and may also have the effect of reducing the likelihood of derivative litigation against directors and officers even though such action, if successful, might otherwise have benefited the Company's stockholders. In addition, a stockholder's investment in the Company may be adversely affected to the extent that the Company, pursuant to such provisions, pays costs of settlement and damage awards against the Company's officers or directors.

Additional Risks. The Company is subject to many additional risks. The risks and uncertainties described outlined above are not a comprehensive list. Additional risks and uncertainties not presently known or those the managemetn does not currently deem material may also affect business operations.

Item 7.  FINANCIAL STATEMENTS

   The information required by this item is included in pages F-1 through F-16 attached hereto and incorporated herein by reference. The index to the consolidated financial statements can be found at F-1.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTES AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


Item 10. EXECUTIVE COMPENSATION

Executive Officers, Management, and Directors

The following table sets forth certain information about the Company's directors and executive officers.

Name                       Age       Position

Madhava Rao Mankal         51        Sonic Jet, President, CFO, Director

Hratch Khedesian           32        Sonic Jet, Director of Operations

Frank Kavanaugh            42        Sonic Jet, Director of Business Development

Walter Wright              32        Sonic Jet, Investor Relations Coordinator

Garth J. M. Barrett,       58        TSG, President

Michael Watts              55        TSG, General Manager

Scott R. Ervin             47        Director

George Moseman             55        Director


Madhava Rao Mankal - President/CFO/ Director
Mr. Mankal has served as Chief Financial Officer since May 1999, and as President since January 2002. Mr. Mankal has also served as a Director since December 2001. He is Qualified Chartered Accountant and Cost Accountant and a member of the Institute of Chartered Accountant, Institute of Cost and Works Accountants, and Institute of Management Accounting. His prior experience includes Controller and Manager of Finance for American Power Products, and as the Financial Advisor for Agricultural Corporation, Sudan, East Africa, under the Rehabilitation Project Management Unit program of the World Bank. He also managed the finance department of Gamatex in the Sudan, financed by International Finance Corporation. He has completed statutory financial audits of several manufacturing companies, banks, hospitality businesses, and led cost analysis teams for textile, consumer equipment, and paper companies. He has traveled widely in Asia, Africa and the Middle East. He has served as management nominee on the board of directors of Transport Society of NGEF, Ltd. India, and was appointed the Joint secretary of Bangalore Chapter of Cost Accountants. He holds a Bachelors degree from Bangalore University, India.

Hratch Khedesian - Director of Operations
Mr. Khedesian has served as Director of Operations since July of 2000. His background includes studies in finance, business and human resources at Goldenwest College and University of California at Los Angeles. His skills include production engineering, new product development, purchasing, CAD-CAM, CNC Programming and a broad range of computer knowledge. His international business experience includes the set up of two manufacturing facilities in China including implementation of training programs for the employees. Mr Khedesian also plays an active role in the United States Coast Guard Auxillary, volunteering his time heading educational safety courses, navigation, harbor patrol and continuing his accumulation of certificates in Communications, Search and Rescue, Vessel Examination and Crew.

Frank Kavanaugh, Director of Business Development
Mr. Kavanaugh brings 20 years of experience in developing, financing, structuring, and turnarounds of technology and business service companies. Mr. Kavanaugh has provided management, strategic consulting, and financial direction to several business-to-business technology companies. His experience includes leading a computer services firm, restructuring a troubled manufacturer losing $3 million per year to create a profitable company with $24 million in revenue and profits of $2 million year, purchasing and repositioning a computer storage distributor to a systems integrator, improving margins and profitability and increasing the business from $9 million in revenue to $28.5 million in 3 years, and repositioning and re-launching an insolvent technology company, and raising $11 million in equity capital over 9 months. In addition, his experience includes co-founding and serving as President of QuickStart Technologies, a leading national training company and Microsoft Solution Provider. Additionally, Mr. Kavanaugh has held technical and sales positions at Microsoft and Hewlett-Packard. He serves on the Board of Chapman University Entrepreneur Center, and University of California, Irvine's Student Foundation. Mr. Kavanaugh earned a Bachelor of Science degree in Information Computer Science from University of California, Irvine.

Walter Wright, Investor Relations Coordinator
Mr. Wright brings more than a decade of experience in business development and corporate communications. Mr. Wright has provided frontline sales, sales management, operations management, and communications management to companies ranging from technical training to capital investment. His experience includes working with several publicly-traded companies, participating in the repositioning, re-launching, and re-capitalization of an insolvent technology company, and implementing business process documentation. He studied Speech Communications at the California State University at Fullerton.

Garth Barrett - TSG President
Mr. Barrett is a military Staff College graduate and retired Special Air Service
(SAS) colonel with extensive special warfare experience in numerous special operations. In addition to his counter-terrorism expertise, Mr. Barrett is a recognized authority worldwide in the fields of explosives, intelligence, and security. Mr. Barrett has been engaged as a consultant in these fields by numerous organizations, both government and private. He is the inventor of the revolutionary Barrett Bomb Bag, a patented bomb suppression device, and ran a company that manufactured the bag with over $1 million per month in revenues. He has an established reputation as an authority in the field of mine countermeasures and has been contracted by the United Nations and several individual countries for mine detection and clearing operations. Mr. Barrett graduated from the Royal Military Academy in Sandhurst, England in 1965. He commanded the 1st Special Air Service Regiment (SAS) in Rhodesia until 1980, and was commander of the South African 6th Reconnaissance Commando unit.

Michael Watts - TSG General Manager
Mr. Watts has more than 30 years of experience as an executive and investor. He has served as CEO of four companies that produced computer hardware, computer software, consumer electronics, and semiconductors. He has successfully founded, grown, and sold two companies. In addition, he has served as a management consultant to companies in a variety of industries and to Wells Fargo Bank and BNP Paribas Bank. Mr. Watts received a Bachelor of Science degree in Electrical Engineering with high honors from Colorado State University and majored in Finance in the MBA program at the University of Colorado. He holds five patents for the UPC bar code scanner and interactive software.

Scott R. Ervin - Director
Mr. Ervin has served as a director since February 2002. Mr. Ervin also served on the Company's board between June and October 2001. Between 1999 and the present, he has been an attorney in private practice in Austin, Texas. Between 1991 and 1999, Mr. Ervin practiced law with the law offices of Dr. A. Abbar, in Jeddah, Saudi Arabia.

George Moseman - Director
Mr. Moseman has served as a director since December 2001. Since 1999 he has worked as a private investment banker and a financial consultant specializing in foreign companies attempting to establish a presence in the United States. Previously, Mr. Moseman has served as national marketing director of Lamborghini of North America and has been a partner of Tradeway Securities, a regional retail broker-dealer.

Executive Compensation
The Company's executive officers are currently conducting negotiations with the Company regarding terms of employment contracts. The Company anticipates entering into employment agreements with each of the key executive officers shortly. The current compensation for the Company's executive officers is as follows: Mr. Mankal - $64,800, , Mr. Khedesian - $48,000, Mr. Watts $180,000, plus an expense allowance, Mr. Barrett - $120,000. Furthermore, Frank Kavanaugh was employed by TSG as its Business Development Associate from October 2002 to December 2002 and was paid $5,000 per month, and Mr. Kavanaugh has since left TSG and is working for Sonic Jet. However, due to the lack of revenues and availability of cash, executive officers have received some of their compensation in the form of shares of Common Stock of the Company, and/or have accrued their compensation to be paid when cash is available. Executive officer compensation is subject to review on a periodic basis by the Board of Directors.

Sonic Jet Performance, Inc, entered into an employment agreement with Frank Kavanaugh on April 1, 2003. Mr. Kavanaugh will be the Company's Director of Business Development and will be paid an annual salary of $120,000 and will be issued 500,000 shares of the Company's stock.

Sonic Jet Performance, Inc, entered into an employment agreement with Walter Wright on April 1, 2003. Mr. Wright will be the Company's Investor Relations Coordinator and will be paid an annual salary of $60,000.

Sonic Jet Performance, Inc. entered into a consulting agreement on July 1, 2002 with Mike Watts as its General Manager for TSG. Under the agreement Mr. Watts will receive a consulting fee and options to purchase 4,000,000 shares of Sonic Jet and options to purchase a 5% equity stake in TSG. Under the agreement beginning January 1, 2003, Mr. Watts was to become an employee of TSG, however, the formal employment agreement is still being negotiated between the parties. It is anticipated that Mr. Watts will be paid an annual salary of $180,000 plus an expense allowance.

The Company anticipates that each employment agreement into which the Company will enter will provide for warrants and/or options to purchase shares of the Company's Common Stock that vest upon the achievement of certain performance objectives. In addition, the Board of Directors may, at its discretion, award these officers cash bonuses, options to purchase shares of Common Stock under the Company's Stock Option Plan, and such other compensation, including equity-based compensation, as the Board of Directors, or a committee thereof, shall approve from time to time.

Stock Option Plan
In 2000, the Board of Directors and Shareholders of the Company adopted the Sonic Jet Performance, Inc. Stock Option Plan (the "Option Plan"). The Option Plan provided for the granting of options to purchase up to an aggregate of 2,000,000 shares of Common Stock to certain key employees, officers, directors and consultants of the Company. The Board of Directors or a committee of the Board, which determines the persons who are to receive options and the terms and the number of shares subject to each option, administers the Option Plan.

Indemnification of Directors, Officers and Employees
The Company's Articles of Incorporation limit the liability of its directors to the Company or its shareholders for monetary damages for breach of fiduciary duty as a director except, for (i) liability based on a breach of the duty of loyalty to the Company or its shareholders; (ii) liability for acts or omissions not in good faith or that involved intentional misconduct or a knowing violation of the law; (iii) liability based on the payment of an improper dividend or an improper repurchase of the Company's stock under California law, or violations of federal or state securities laws; (iv) liability for transactions from which the director derived an improper personal benefit; or (v) liability for any act or omissions occurring prior to the effective date of the Articles of Incorporation.

The Company's Bylaws provide that the Company shall indemnify a person made or threatened to be made a party to a threatened, pending or completed civil, criminal, administrative, arbitration or investigative proceeding by reason of such person's present or former capacity as a director, officer, employee or agent of the Company if such person: (a) has not been indemnified by another organization or employee benefit plan for the same judgment, penalty or fine;
(b) acted in good faith; (c) received no improper personal benefit and, if a director, had no improper conflict of interest; (d) in the case of a criminal proceeding, had no reasonable cause to believe the conduct was unlawful; and (e) reasonably believed that the conduct complained of was in the best interests of the Company or was not opposed to the best interests of the Company.

The Colorado Business Corporation Act requires that unless prohibited or limited by the Company's Articles of Incorporation or Bylaws, the Company must indemnify its current and former directors, officers and employees who are made or threatened to be made a party to certain proceedings by reason of their present or former official capacity with the Company, against judgments, penalties, fines, settlements, and reasonable expenses (including attorney's fees) incurred in connection with such proceedings. "Proceeding," means a threatened, pending or completed civil, criminal, administrative or investigative action, including a derivative action in the name of the Company. Reference is made to the detailed terms of the Oklahoma statute for a complete statement of such indemnification right. Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the "Securities Act"), may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.


Security Ownership Of Certain Beneficial Owners And Management

Certain Transactions with Affiliates
Patents awarded to Mr. Mardikian protect the designs and certain components of the Company's boats. On November 24, 1999, Mr. Mardikian granted the Company exclusive licenses, until November 18, 2003, to use those patents and related rights. To induce Ashford Capital, LLC to purchase the Company's Series B Convertible Preferred Stock, Mr. Mardikian assigned his watercraft related patents to Mardikian Marine Design, an entity owned 80% by Mr. Mardikian and 20% by a principal of Ashford Capital, LLC. The Company is obligated to pay the greater of $60,000 per year or (1) four percent of the first $3 million in gross revenues, (2) three percent of gross revenues over $3 million but below $5 million, (3) two percent of gross revenue over $5 million and under $10 million, and (4) one percent of any gross revenue in excess of $10 million. The Company can pay the royalties in cash or stock, at its discretion for 2002 and cash in the following years.

In January 2002, Ashford Capital, KK, purchased 7 shares of the Company's Series C Convertible Preferred Stock for an aggregate purchase price of $70,000. It converted two of the preferred shares into 564,706 shares of Common Stock. Ashford Capital, LLC, the holder of the Series B Preferred Stock, owns a minority interest in Ashford Capital, KK.

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

Pursuant to a finder's fee agreement entered into between Ashford Capital, LLC and Sonic Jet Performance, Inc on February 1, 2002, Sonic Jet granted Ashford Capital ten percent (10%) of the equity ownership of any referred party acquired by Sonic Jet. In case of Partial acquisition Sonic Jet will pay Ashford ten per cent (10%) of the transaction price and/or other consideration of any kind paid by or to Sonic Jet or any of its subsidiaries or affiliates in connection with any transaction for a referred party.

Principal Shareholders

The following table sets forth, as of the date hereof, certain information with respect to beneficial ownership of the Company's Common Stock by: (i) each shareholder known by the Company to own beneficially more than 10% of the Company's Common Stock; (ii) each director and executive officer of the Company; and (iii) all executive officers and directors of the Company as a group. Unless otherwise indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.


            Name of                   Number of Shares                                           Percentage
       Beneficial Owner            Beneficially Owned (1)                                       Ownership (2)
-------------------------------- ---------------------------- -------------------------- ----------------------------
Albert Mardikian (3)                               8,248,926                                                   6.50%
-------------------------------- ---------------------------- -------------------------- ----------------------------
Rao Mankal                                           625,000                                                   0.49%
-------------------------------- ---------------------------- -------------------------- ----------------------------
George Moseman                                       450,000                                                   0.35%
-------------------------------- ---------------------------- -------------------------- ----------------------------
Scott Ervin                                          615,000                                                   0.49%
-------------------------------- ---------------------------- -------------------------- ----------------------------
Ashford Capital, LLC(4)                           26,878,885                                                  21.20%
-------------------------------- ---------------------------- -------------------------- ----------------------------
Garth J. M Barrett                                 2,250,000                                                   1.77%
-------------------------------- ---------------------------- -------------------------- ----------------------------
Michael Watts                                        814,706                                                   0.64%
-------------------------------- ---------------------------- -------------------------- ----------------------------
  All directors and executive                     39,882,517                                                  31.44%
 officers as a group (persons)
-------------------------------- ---------------------------- -------------------------- ----------------------------

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to shares beneficially owned. Shares of Common Stock subject to options or warrants currently exercisable are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing percentage ownership of any other person.

 (2) Based on 126,821,045 common shares, fully diluted as of March 31, 2003, excluding the exercise of the Warrants.

 (3) Shares of common stock beneficially owned by Mr. Mardikian on March 31, 2003 include 6,429,206 shares held by Visionary Investment, LLC, of which Mr. Mardikian is the sole shareholder, 1,761,926 shares held by Mr. Mardikian, and 57,794 shares held by MGS Grand Sports, Inc., of which Mr. Mardikian is a majority shareholder. The business address of Mr. Mardikian is 887 West 16th Street, Newport Beach, CA 92663..

(4) (a) Shares of Common Stock owned include 564,706 shares owned by Ashford Capital, KK, a Japanese company of which Ashford Capital, LLC, owns a minority interest, (b) 25,364,209 shares of Common Stock issuable upon conversion of Series B Preferred Stock held by Ashford Capital, LLC, and (c) 949,970 shares of Common Stock issuable upon conversion of Series C Preferred Stock held by Ashford Capital, KK. The conversion shares referenced above are calculated assuming conversion dates of March 31, 2003. Ashford Capital, LLC, disclaims beneficial ownership of the shares attributable to Ashford Capital, KK. The business address of Ashford Capital, LLC is 65 Enterprise, Aliso Viejo, CA 92656.

Item 11. EXHIBITS AND REPORTS ON FORM 8-K

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


Exhibit
Number                                  Description
------                                  -----------

3.1 Articles of Incorporation for Boulder Capital Opportunities III, Inc. (Previously filed with the Commission on March 24, 1997, as Exhibit 3.(i) to the Company's General Form for Registration of Securities of Small Business Issuer on Form 10-SB.)
3.2 Articles of Amendment to the Articles of Incorporation of Boulder Capital Opportunities III, Inc., filed January 15, 1997 (Previously Filed previously filed with the Commission on March 15, 2002, as exhibit to the Company's Report on Form 10KSB.).
3.3 Articles of Amendment to the Articles of Incorporation for Boulder Capital Opportunities III, Inc., filed November 5, 1998 (Previously filed with the Commission on April 15, 1998, as Exhibit 3.(iv) to the Company's Current Report on Form 8-K.)
3.4 Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Boulder Capital Opportunities III, Inc. (Previously filed with the Commission on July 6, 1998, as Exhibit 7.4 to the Company's Current Report on Form 8-K.)
3.5 Bylaws for Boulder Capital Opportunities III, Inc. (Previously filed with the Commission on March 24, 1997, as Exhibit 3.(ii) to the Company's General Form for Registration of Securities of Small Business Issuer on Form 10-SB.)
3.6 Certificate of Designation for Series B Convertible Preferred Stock (Previously filed with the Commission on January 7, 2002, as Exhibit
          3.1 to the Company's Current Report on Form 8-K.)
3.7 Certificate of Designation for Series C Convertible Preferred Stock (Previously filed with the Commission on January 7, 2002, as Exhibit
          3.2 to the Company's Current Report on Form 8-K.)
10.1 2000 Stock Plan of Sonic Jet Performance, Inc. (Previously filed with the Commission on June 30, 2000 as Appendix A to the Company's Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934.)
10.2 Consulting Agreement between Kevin Ryan and Sonic Jet Performance, Inc. (filed herewith).
10.3 Consulting Agreement between eFund Capital Partners, LLC and Sonic Jet Performance, Inc. (filed herewith).
10.4 Series B Convertible Preferred Stock Purchase Agreement between Ashford Capital, LLC and Sonic Jet Performance, Inc. (Previously filed with the Commission on January 7, 2002, as Exhibit 10.1 to the Company's Current Report on Form 8-K.)
10.5 Series C Convertible Preferred Stock Purchase Agreement between eFund Capital Partners, LLC, and Sonic Jet Performance, Inc. (Previously filed with the Commission on January 7, 2002, as Exhibit 10.2 to the Company's Current Report on Form 8-K.)
10.6 Amendment to the Series C Preferred Stock Certificate of Designation. (previously filed with the Commission on September 30, 2002, as exhibit to the Company's Report on Form 10 QSB).
10.7 Amendment to the Series B Preferred Stock Certificate of Designation. (filed herewith).
10.8 Settlement Agreement between Jeff Conrad and Sonic Jet Performance, Inc. (filed herewith).
10.9 Settlement Agreement between Catherine Basinger and Sonic Jet Performance, Inc. (filed herewith).

10.10 Consulting Agreement between Gordon McGilton and Sonic Jet Performance, Inc. (filed herewith)
10.11 Agreement between Mission Capital and Sonic Jet Performance, Inc. (previously filed with the Commission on September 30, 2002, as exhibit to the Company's Report on Form 10 QSB).
10.12 Stock Purchase Agreement between Sonic Jet Performance, Inc. and Technical Solutions Group. (previously filed with the Commission on June 28, 2002, as exhibit to the Company's Current Report on Form 8-K).
10.13 Letter dated February 5, 2002, between Regents Capital West and Sonic Jet Performance, Inc. (previously filed with the Commission on March 15, 2002, as exhibit to the Company's Report on Form 10 KSB).
10.14 Letter between Sonic Jet Performance, Inc. and encore Capital Management, LLC, JNC Opportunity Fund, Ltd. And JNC Strategic Fund, Ltd. (previously filed with the Commission on January 7, 2002, as exhibit 10.3 to the Company's Current Report on Form 8-K).
10.15 Modified Employment Offer Letter dated March 17, 2003 between Madhava Rao Mankal and Sonic Jet Performance, Inc. (filed herewith).
10.16 Employment Offer Letter dated March 31, 2003 between Frank Kavanaugh and Sonic Jet Performance, Inc. (filed herewith).
10.17 Employment Offer Letter dated April 1, 2003 between Walter Wright and Sonic Jet Performance, Inc. (filed herewith).
10.18 Consulting Agreement between Mike Watts and Sonic Jet Performance (filed herewith).
10.19 Consulting Agreement between Harrison Douglas, Inc. and Sonic Jet Performance (filed herewith).
21.0      List of Subsidiaries (previously filed.)
23.1 Consent of Michael Johnson & Co. Llc. Independent Auditors. (Previously filed.)
24.1      Power of Attorney (included in signature page).

99.14     Sarbanes Oxley Certificate

-------------------
(b)      Reports on Form 8-K.
   On October 16, 2001, we filed an amendment to the Current Report on Form 8-K we filed on October 8, 2001. The amendment included as an Exhibit, a letter from Michael Johnson & Co., LLC, acknowledging its engagement as our certifying accountant.

Item 14 - Procedures and Controls
---------------------------------

The management of the Company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SONIC JET PERFORMANCE, INC.

Date:  April 14, 2003                 By: /s/ Madhava Rao Mankal
                                         -----------------------------------
                                      Madhava Rao Mankal
                                      President/Chief Financial Officer/Director


                                POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, that such person whose signature appears below constitutes and appoints Mandhava Rao Mankal, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               Name                                            Capacity                             Date
/s/ MADHAVA RAO MANKAL                       President, Chief Financial Officer,                April 14, 2003
---------------------------------            Secretary, and Director (Principal
Madhava Rao Mankal                           Executive Officer & Principal
                                             Financial & Accounting Officer)


/s/ GEORGE MOSEMAN                           Director                                           April 14, 2003
---------------------------------
George Moseman


/s/ SCOTT ERVIN                              Director                                           April 14, 2003
---------------------------------
Scott Ervin


                          Michael Johnson & Co., LLC.
                             9175 Kenyon Ave., #100
                                Denver, CO 80237
                              Phone: 303-796-0099
                               Fax: 303-796-0137



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Sonic Jet Performance, Inc. and subsidiary

We have audited the accompanying consolidated balance sheet of Sonic Jet Performance, Inc. and subsidiary as of December 31, 2002,and 2001 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonic Jet Performance, Inc. and subsidiary as of December 31, 2002,and 2001 and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended December 31, 2002, the Company incurred net loss of $5,373,377. As discussed in Note 2, conditions exist which raise substantial doubt about the Company's ability to continue unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.


/s/ Michael Johnson & Co, LLC
Michael Johnson & Co, LLC
Denver, Colorado
April 6, 2003



                   SONIC JET PERFORMANCE, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31 2002 AND 2001



                                                         2002                         2001
                                                   -----------------            -----------------
ASSETS

Current Assets:
Cash                                                      $ 144,476                     $ 42,760
Restricted cash                                                   -                      201,004
Accounts receivable                                         166,242                        9,500
Inventories                                                 186,463                      363,971
Other current assets                                        146,874                        7,731
                                                   -----------------            -----------------
  Total Current Assets                                      644,055                      624,966
                                                   -----------------            -----------------

Property and equipment, net                                 336,523                    1,221,313
                                                   -----------------            -----------------

Other Assets:
Licensing rights                                            200,000                      267,500
Goodwill                                                  1,434,873
                                                   -----------------            -----------------
  Total Other Assets                                      1,634,873                      267,500
                                                   -----------------            -----------------

TOTAL ASSETS                                             $2,615,451                   $2,113,779
                                                   =================            =================



   The accompanying notes are an integral part of these financial statements.



                   SONIC JET PERFORMANCE, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31 2002 AND 2001



                                                                           2002                        2001
                                                                      ----------------            ----------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Account payable                                                             $ 873,544                   $ 458,416
Accrued payroll taxes                                                          38,690                      70,936
Other accrued liabilities                                                     122,867                     172,329
Current portion of captialized lease obligations                                    -                      12,236
Loans payable                                                                  56,807                           -
General reserve                                                               424,947                     224,947
                                                                      ----------------            ----------------
 Total Current Liabilities                                                  1,516,855                     938,864
                                                                      ----------------            ----------------

Long-term debt:
Long-term accrued liabilities                                                 227,414                           -
Note payable - long-term                                                       67,732                           -
                                                                      ----------------            ----------------
  Total long-term                                                             295,146                           -
                                                                      ----------------            ----------------

TOTAL LIABILITIES                                                           1,812,001                     938,864
                                                                      ----------------            ----------------

Shareholders' equity:
Preferred stock: no par value, 10,000,000
  shares authorized, issued and outstanding
   Series A convertible preferred stock
   no share issued and outstanding                                                  -                           -
   Series B convertible preferred stock,
    1 share issued and outstanding                                             25,000                      25,000
   Series C convertible preferred stock,
  issued and outstanding, 34 and 5 shares respectively                        340,000                      50,000
Common stock, no par value, 300,000,000
  shares authorized, issued and outstanding
  71,558,418 and 19,333,936 respectively                                   15,985,256                  12,015,715
Warrants                                                                      692,226                           -
Shares committed to be issued                                                 143,350                      93,205
Accumulated deficit                                                       (16,382,382)                (11,009,005)
                                                                      ----------------            ----------------
  Total stockholders' deficit                                                 803,450                   1,174,915
                                                                      ----------------            ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 2,615,451                 $ 2,113,779
                                                                      ================            ================


   The accompanying notes are an integral part of these financial statements.



                       SONIC JET PERFORMANCE, INC. AND SUBSIDIARY

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                         YEAR ENDED DECEMBER 31, 2002 AND 2001

                                                                                2002                         2001
                                                                          ------------------            ----------------
NET SALES                                                                       $ 2,606,634                 $ 1,199,047

COST OF SALES                                                                     1,877,495                     896,084
                                                                          ------------------            ----------------

GROSS PROFIT                                                                        729,139                     302,963
                                                                          ------------------            ----------------

OPERATING EXPENSES:
General and administrative                                                        4,704,249                   1,501,864
Impairment losses                                                                 1,400,000                           -
                                                                          ------------------            ----------------
  Total Operating Expenses                                                        6,104,249                   1,501,864
                                                                          ------------------            ----------------

Loss from operations                                                             (5,375,110)                 (1,198,901)
                                                                          ------------------            ----------------
OTHER INCOME (EXPENSE):
Interest income                                                                       3,227                       7,056
Other income                                                                         41,435                     172,258
Interest expense                                                                    (42,929)                    (24,938)
Extraordinary loss                                                                        -                    (393,293)
                                                                          ------------------            ----------------
  Total Other Income (Expenses)                                                       1,733                    (238,917)
                                                                          ------------------            ----------------

NET LOSS                                                                        $(5,373,377)                $(1,437,818)
                                                                          ==================            ================


Basic loss per common share                                                         $ (0.13)                    $ (0.08)
                                                                          ------------------            ----------------
Diluted loss per common share                                                       $ (0.09)                    $ (0.07)
                                                                          ------------------            ----------------

Weighted-average shares used to compute:
Basic loss per share                                                             40,697,802                  15,847,263
                                                                          ------------------            ----------------
Diluted loss per share                                                           61,421,885                  23,816,716
                                                                          ------------------            ----------------


   The accompanying notes are an integral part of these financial statements.



                           SONIC JET PERFORMANCE, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY Accumulated
                                                                                               Additional
                                         Preferred Stock               Common Stock             Paid-In
                                      Shares        Amount         Shares         Amount        Capital        Warrants
                                     ----------  -------------  -------------  -------------  -------------  -------------
Balance, December 31, 1999               1,600    $ 1,500,000     12,676,000      3,618,194      $ 272,000      $ 316,026

Issuance of common stock for
 cash                                        -              -        348,767        710,583              -              -
Capital changes due to debt
 financing                                   -              -              -              -        826,000        708,601
Cumulative translation adjustment            -              -              -              -              -              -
Net loss                                     -              -              -              -              -              -
                                     ----------  -------------  -------------  -------------  -------------  -------------
Balance, December 31, 2000               1,600      1,500,000     13,024,767      4,328,777      1,098,000      1,024,627
                                     ----------  -------------  -------------  -------------  -------------  -------------
Issuance of common stock for
 services                                    -              -      4,841,969      6,186,938     (1,098,000)    (1,024,627)
Conversion of preferred stock
  into common stock                     (1,600)    (1,500,000)     1,467,200      1,500,000
Issuance of preferred stock                  6         75,000              -              -              -              -
Cumulative translation adjustments           -              -              -              -              -              -
Net loss                                     -              -              -              -              -              -
                                     ----------  -------------  -------------  -------------  -------------  -------------
Balance, December 31, 2001                   6         75,000     19,333,936     12,015,715              -              -
                                     ----------  -------------  -------------  -------------  -------------  -------------
Issuance of common stock for
 services                                    -              -     47,086,879      3,858,083              -              -
Issuance of preferred stock                 31        310,000              -              -              -              -
Conversion of preferred stock
 into common stock                          (2)       (20,000)       564,706         20,000              -              -
Beneficial conversion feature                -              -              -              -              -        692,226
Stock issued in lieu of debt                 -              -      4,572,897         91,458              -              -
Net loss                                     -              -              -              -              -              -
                                     ----------  -------------  -------------  -------------  -------------  -------------
Balance, December 31, 2002                  35      $ 365,000     71,558,418    $15,985,256            $ -      $ 692,226
                                     ==========  =============  =============  =============  =============  =============


   The accompanying notes are an integral part of these financial statements.



                           SONIC JET PERFORMANCE, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY Accumulated        Continued


                                            Shares       Other
                                           Committed   Comprehensive  Accumulated
                                          to be issued   Income        Deficit          Total
                                          -----------  -----------  ---------------  ------------
Balance, December 31, 1999                  $799,455     $ (4,943)     $(2,132,207)   $4,368,525
                                                                                               -
Issuance of common stock for                                                                   -
 cash                                       (655,583)           -                -        55,000
Capital changes due to debt
 financing                                         -            -                -     1,534,601
Cumulative translation adjustment                  -       25,273                -        25,273
Net loss                                           -            -       (7,458,046)   (7,458,046)
                                          -----------  -----------  ---------------  ------------
Balance, December 31, 2000                   143,872       20,330       (9,590,253)   (1,474,647)
                                          -----------  -----------  ---------------  ------------
Issuance of common stock for
 services                                    (50,667)     (20,330)          20,332     4,013,646
Conversion of preferred stock
  into common stock                                                                            -
Issuance of preferred stock                        -            -                -        75,000
Cumulative translation adjustments                 -            -           (1,266)       (1,266)
Net loss                                           -            -       (1,437,818)   (1,437,818)
                                          -----------  -----------  ---------------  ------------
Balance, December 31, 2001                    93,205            -      (11,009,005)    1,174,915
                                          -----------  -----------  ---------------  ------------
Issuance of common stock for
 services                                     50,145            -                -     3,908,228
Issuance of preferred stock                        -            -                -       310,000
Conversion of preferred stock
 into common stock                                 -            -                -             -
Beneficial conversion feature                      -            -                -       692,226
Stock issued in lieu of debt                       -            -                -        91,458
Net loss                                           -            -       (5,373,377)   (5,373,377)
                                          -----------  -----------  ---------------  ------------
Balance, December 31, 2002                  $143,350          $ -     $(16,382,382)    $ 803,450
                                          ===========  ===========  ===============  ============

   The accompanying notes are an integral part of these financial statements.



                           SONIC JET PERFORMANCE, INC. AND SUBSIDIARY

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                             YEAR ENDED DECEMBER 31, 2002 AND 2001


                                                                           2002                         2001
                                                                     ------------------            ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                  $(5,373,377)                $(1,437,818)
 Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:    Depreciation and amortization           245,807                     141,314
    Royalty                                                                     60,000                           -
    Write off of molds and tools on discontinued product                     1,020,000                           -
    Write off Dalian Sonic Jet Co, Ltd inventory                                     -                       5,863
    Write off investment in Dalian Sonic Jet Co., Ltd                                -                     393,292
    Provision for China inventory and assets                                   368,492                           -
    Common stock issued for services                                           528,834                      96,080
    Common stock committed for services                                              -                      93,205
    Stock issued in lieu of debt                                               (74,311)                   (164,335)
    Write down of assets                                                     1,400,000
    Bad debts                                                                   36,500                     152,970
    Beneficial conversion feature - warrants                                   692,226                     100,000
   Change in assets and liabilities:
     Decrease (increase) in accounts receivable                               (206,650)                     36,261
     Decrease (increase) in other receivable                                         -                      (4,281)
     Decrease (increase) in inventories                                       (150,411)                    205,069
     Decrease (increase) in due from related parties                                 -                     (32,084)
     Decrease (increase) in other current assets                              (139,143)
     Increase (decrease) in accounts payable                                   125,557                     430,546
     Increase (decrease) in accrued payroll taxes                              (32,246)                      2,450
     Increase (decrease) from customers                                         50,000                           -
     Increase (decrease) in other accrued liabilities                          (49,462)                   (138,940)
     Increase (decrease) in due to related parties                                   -                           -
                                                                     ------------------            ----------------
NET CASH USED IN OPERATING ACTIVITIES                                       (1,498,184)                   (120,408)
                                                                     ------------------            ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Restriced cash                                                              201,004                       2,116
   Purchase of property and equipment                                                -                      (2,645)
   Investment in Technical Solutions Group                                    (505,000)                          -
                                                                     ------------------            ----------------
NET CASH USED IN INVESTING ACTIVITIES                                         (303,996)                       (529)
                                                                     ------------------            ----------------

   The accompanying notes are an integral part of these financial statements.



                           SONIC JET PERFORMANCE, INC. AND SUBSIDIARY

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                             YEAR ENDED DECEMBER 31, 2002 AND 2001



                                                                           2002                       2001
                                                                      ---------------            ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from convertible debt - related party                                   -                    125,000
  Proceeds from (payments on) capitalized lease obilgation                   (12,236)                    (1,432)
  Issuance of common stock, net                                            1,425,825                          -
  Issuance of preferred stock, net                                           290,000                          -
  Proceeds from stock commitment                                             143,500                          -
  Proceeds from loans                                                         56,807                          -
                                                                      ---------------            ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  1,903,896                    123,568
                                                                      ---------------            ---------------

NET (DECREASE) INCREASE IN CASH                                              101,716                      2,631

CASH - beginning of period                                                    42,760                     40,129
                                                                      ---------------            ---------------

CASH - end of period                                                       $ 144,476                   $ 42,760
                                                                      ===============            ===============

Supplemental disclosures of cash flow information:

 Interest paid                                                               $ 8,184                   $ 24,937
                                                                      ===============            ===============
 Income taxes paid                                                             $ 800                      $ 800
                                                                      ===============            ===============

Supplemental schedule of non-cash investing and financing activities:

During the year ended December 31, 2002, the Company issued
9,972,020 restricted shares of common stock valued at $963,626 in connection with the settlement agreement of all outstanding
debts owed by the Company under various loan agreements.                   $ 963,626                        $ -
                                                                      ===============            ===============

During the year ended December 31, 2001, the Company issued
6,309,169 restricted  shares of common stock valued at $6,044,961 in connection with the settlement  agreement of all outstanding debt owed by the Company under loan agreements, agreement
between the Company and Plaintiffs in "Wrongful death case" and
 outstanding amounts owed to employee and other expenses.                        $ -                 $6,044,961
                                                                      ===============            ===============

During the year ended December 31, 2001, the Company recorded
$93,205 for settlement with employees and consultants by
committing to issue shares, which represents the Company's
 committed-to-issue 1,656,695 shares of common stock.                            $ -                   $ 93,205
                                                                      ===============            ===============

During the year ended December 31, 2002, the Company issued
6,000,000 restricted shares of common stock valued at $1,200,000 in connection with the acquisition of Technical Solutions Group, Inc.

Cash from investing and financing activities exclude the effect of the acquisition of real property through the assumption of debt.


   The accompanying notes are an integral part of these financial statements.

                   SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                        Notes To The Financial Statements
                      For the Year Ended December 31, 2002


NOTE 1 - NATURE OF BUSINESS

         Sonic Jet Performance, Inc. (the "Company) designs, manufactures and markets high performance commercial boats and mine protected vehicles. The products combine innovative designs with power, safety, handling and stability to create boats and vehicles designed to protect and save lives. Sonic Jet Performance, Inc. is an Over-the-Counter, ("OTC") company, publicly traded on the National Quotation Bureau under the ticker symbol "SJET". The Company is headquartered in Stanton, California and is comprised of two business units, the first, Commercial Boats ("Sonic Jet") in Stanton, California, with additional facilities in Riverside, California and Nanning, China and TSG International, Inc. holding Company of Technical Solution Group, Inc. (Mine Protected Vehicles), in Charleston, South Carolina.
         Sonic Jet designs, manufactures, and markets high-performance commercial boats (collectively, the "Boats") used by fire, police, and the military personnel for fire, rescue, and patrol. TSG designs, manufactures and markets mine-protected vehicles (collectively, the "MPVs" or "Vehicles") used by police, and military organizations domestically and abroad for transportation, de-mining, and special applications. Sonic Jet and TSG (collectively the "Company") conducts operations through facilities almost exclusively in the United States, with a dormant facility in China available for use.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation
         ---------------------------
         The consolidated financial statements include the accounts of SJPI, Technical Solution Group, Inc. and its dormant wholly owned subsidiary, Nanning Sonic Jet, LLC. During the year ended December 31, 2002. All inter-company balances and transactions are eliminated in consolidation.

         Going Concern
         -------------
         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended December 31, 2002 the Company incurred losses of $5,373,377 and its current liabilities exceed its current assets by $872,800.

         Realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, obtaining additional financing, and the success of its future operations.

         Since December 31, 2002, the Company has received $1,132,000 from the various subscribers for the period ending March 31, 2003 and has received $400,000 as loans from various parties.

                   SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                        Notes To The Financial Statements
                      For the Year Ended December 31, 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Comprehensive Income (Loss)

         Comprehensive loss is equal to net loss for the years ended December 31, 2000, and 2001.

         Cash Equivalents
         ----------------
         For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of United States government securities.

         Restricted Cash
         ---------------
         Restricted cash consisted of money deposited in a money market account to secure a letter of credit for approximately the same amount. The letter of credit was issued under a Floor Plan Repurchase Agreement with a financing company, which finances certain customers of the Company who are dealers and distributors.
         In 2002 this restricted cash has been realized.

         Inventories
         -----------
         Inventories are stated at the lower of cost or market. The cost is determined under the first-in-first-out method base (FIFO) valuation method.

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

                   SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                        Notes To The Financial Statements
                      For the Year Ended December 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Goodwill
         --------
         Goodwill, which represents the excess of purchase price over fair value of net assets, acquired in the acquisition of Technical Solutions Group, Inc. in June 2002. The Company follows SFAS 142, Goodwill and Intangible Assets, which requires the Company to test goodwill for potential impairment annually. When the carrying value exceeds fair value, the impairment is the difference between the carrying value of goodwill and the implied value. The implied value of goodwill is the difference between the fair value for the unit as a whole and the value of individual assets and liabilities using as "as-if" purchase price. The impairment expense for 2002 was estimated at $1,400,000.

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

         Loss per Share
         --------------
         The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share is the same.

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

                   SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                        Notes To The Financial Statements
                      For the Year Ended December 31, 2002

         Revenue Recognition
         -------------------
         The Company's revenues are derived principally from the sale of boats and mine-protected vehicles. Revenue from products and services are recognized at the time goods are shipped or services are provided to the customer, with an appropriate provision for returns and allowances. The estimated sales value of performance under fixed-price and fixed-price incentive contracts in process is recognized under the percentage-of-completion method of accounting in which the estimated sales value is determined on the basis of physical completion to date (the total contract amount multiplied by percent of performance to date less sales value recognized in previous periods) and cost (including general and administrative) are expensed as incurred.


NOTE 3 - CONCENTRATION OF CREDIT RISK

         The Company maintains bank accounts at several banks. The Federal Deposit Insurance Corporation (FDIC) up to $100,000 insures deposits at the banks. At times, the Company holds cash with these banks in excess of amounts insured by federal agencies. As of December 31, 2002, the amount in excess of the FDIC limit totaled zero. Management believes the financial risk associated with these financial instruments is minimal.

NOTE 4 - INVENTORIES

         Inventories at December 31, 2002 consisted of the following:

               Raw materials and supplies                        $ 268,615
               Work in process                                     150,794
               Finished goods                                       80,084
               Provision                                          (313,030)
                                                                  ---------
                      Total                                       $186,463
                                                                  =========

NOTE 5 - PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2002 consisted of the following:

                  Furniture and fixtures                             $ 13,613
                  Machinery and equipment                             436,935
                  Tooling - new products                              218,880
                  Vehicles                                                500
                  Demo Vehicles                                       192,530
                                                                      -------
                                                                      862,458
                  Less accumulated depreciation and amortization     (525,935)
                                                                     --------
                      Total                                          $336,523
                                                                     ========

         Depreciation expense for the year ended was $245,807.

                   SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                        Notes To The Financial Statements
                      For the Year Ended December 31, 2002


NOTE 6 - NOTES PAYABLE

         Notes Payable at December 31, 2002 consisted of the following:
         Note payable to individual, collateralized by a military
         Vehicle - Cougar, with annual interest payments of $3,600,
         12% interest, matures January 2004                                     $31,500

         Note payable to individual, collateralized by a military Vehicle -
         Cougar, with annual interest payments of
         2.400, 12% interest, matures August 2004                                21,000

         Note payable to individual, collateralized by a military
         Vehicle - Cougar, with monthly payments of $1,892,
         5.6% interest, matures January 2004                                     15,232
                                                                                 ------
                                                                                $67,732
                                                                                 ======

NOTE 7 - CONVERTIBLE DEBT - RELATED PARTY

         Convertible debt and accrued interest owed to JNC Opportunity Fund, Ltd. in the amount of $3,069,699 was converted to 2,455,759 shares of 144D common stock on June 29, 2001. Further 1,044,775 shares were issued on March 18, 2002 per debt conversion agreement.

         Also 1,600 Convertible Preferred stock and negotiated dividend on preferred stock in the name of JNC Strategic Fund, Ltd. were converted to 1,731,449 shares of 144D common stock on June 29, 2001. Further 731,858 shares were issued on March 18, 2002 per conversion agreement


NOTE 8 - SUBORDINATED NOTE PAYABLE - RELATED PARTY

         In 2001, a $600,000 Promissory Note and accrued interest payable to Sheikh Mohammed Al Rashid was converted to 1,668,774 of which 647,097 shares of 144D common stock were issued on June 29, 2001. In 2002, the remaining 1,021,677 shares were issued as per the terms of debt conversion.

         In 2002, 2,819,362 shares were issued to Mr. Albert Mardikian to settle all debts incurred by him on behalf of the Company and any other dues for relating to his services to the Company.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

         Lease
         -----
         The Company leases its principal executive offices and a storage facility on month-to-month basis in Stanton, California. The Company's wholly owned subsidiary also leases a facility in Nanning, China on a month-to-month basis.


         In September 2001, Technical Solution Group, Inc. entered into a five-year rental operating agreement for the rental of office and warehouse space in Charleston, South Carolina. Minimum rentals, on an annual basis, are as follows:

                2003     $153,600
                2004      163,380
                2005      173,340


         Rent expense was $149,591 and $81,750 for the years ended December 31, 2002 and 2001, respectively.

                   SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                        Notes To The Financial Statements
                      For the Year Ended December 31, 2002

         Employment Agreement
         --------------------
         On January 2, 2002, the Company entered into an at-will employment agreement with Mr. Mankal. The agreement provides for an annual base salary of $64,800. The Company also granted him 1,200,000 shares of common stock that vest in three years.

         Royalty/Licensing Agreements
         ----------------------------
         In September 1999, the Company entered into two license agreements with the Company's Design Director and Chairman/Chief Executive Officer of International operations, pursuant to which, the Company acquired exclusive design and other rights related to the boats design and manufacture. On December 27, 2001, the Company terminated those agreements and entered into a new license agreement covering the design and other rights, with Mardikian Marine Design, LLC, an entity owned by other Company's largest shareholder, and by a principal of the holder of the Company's series B preferred Stock. Under the new licensing agreement, the Company is obligated to pay the licensor, as royalties
         (1) 4% of the first $3 Million Dollars in gross revenues resulting from the sale of products using the designs, (2) 3% of gross revenue between $3 Million Dollars and $5 Million Dollars (3) 2% of gross revenue between $5 Million Dollars and $10 Million Dollars (4) 1% of gross revenue in excess of $10 Million Dollars.

         Series B Convertible Preferred Stock
         ------------------------------------
         During fiscal 2001, One (1) share of Series B Convertible Preferred stock has been issued to Ashford Capital, LLC in exchange for $25,000.

         Series C Convertible Preferred Stock
         ------------------------------------
         During fiscal 2001 and 2002, (34) thirty-four shares of Series C Convertible Preferred Stock were issued to various parties.

         Stock Compensation Plan
         -----------------------
         The Company's 1998 Employee Consultant Stock Compensation Plan provides for the granting of stock options to employees and certain consultants of the Company and was amended in July 2000. A total of 2,000,000 shares of common stock have been reserved for issuance upon exercise of options granted under the plan, as amended. During the year ended December 31, 2002, the Company issued 1,612,829 shares.

                   SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                        Notes To The Financial Statements
                      For the Year Ended December 31, 2002

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

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

            Deferred tax assets:
            Net operating loss carry forwards                     $11,954,500
            Future deduction for intangible assets                  1,612,013
            Future deduction for reserves & others                  1,880,682
            Less valuation allowance                              (15,447,195)
                                                                  ------------

                Net deferred tax assets                           $         -
                                                                  ============

         Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2002, the Company had net operating loss carry forwards of approximately $11,954,500 for federal and state income tax purposes. These carry forwards, if not utilized to offset taxable income begin to expire in 2007. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar stat provisions. The annual limitation could result in the expiration of the net loss before utilization.


NOTE 11 - OTHER RELATED PARTY TRANSACTIONS


         Huntington Beach Lease

         During fiscal 2002, the Company had an operating rental lease agreement with MGS Grand Sports, which expired on June 30, 2002. MGS Grand Sports of which Albert Mardikian was an officer owned this lease. Albert Mardikian is a shareholder of Sonic Jet Performance, Inc.

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

                   SONIC JET PERFORMANCE, INC. AND SUBSIDIARY
                        Notes To The Financial Statements
                      For the Year Ended December 31, 2002


         Other Transactions
         ------------------
         In January 2002, Ashford Capital, KK purchased 7 shares of the Company's Series C Convertible Preferred Stock for an aggregate purchase price of $70,000. It converted two of the preferred shares into 564,706 shares of our common stock. Ashford Capital, LLC, the holder of our Series B Preferred Stock, owns a minority interest in Ashford Capital, KK.