Form 10KSB/A
period 2002-12-31
SONIC JET PERFORMANCE INC
filed 2003-04-21
CIK 1032863

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                ----------------
                                  AMENDMENT #1



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

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                           SONIC JET PERFORMANCE, INC.

                                   FORM 10-KSB


                                TABLE OF CONTENTS

                                                                            Page
                                     Part I

 Item 1.  Description of Business ............................................3
 Item 2.  Description of                                                     11
          Property...........................................................
 Item 3.  Legal Proceedings..................................................12
 Item 4.  Submission of Matters to a Vote of Security Holders................12

                                     Part II

 Item 5.  Market for Common Equity and Related Stockholder Matters...........13
 Item 6.  Management's Discussion and Analysis or Plan of  Operation.........17
 Item 7.  Financial Statements...............................................32
 Item 8.  Changes In and Disagreements With Accountants on                   32
              Accounting and Financial Disclosure..............................


                                    Part III

 Item 9.  Directors, Executive Officers, Promoters  and Control              33
              Persons; Compliance With Section 16(a) of the Exchange Act.......

 Item 10. Executive Compensation.............................................33
 Item 11. Security Ownership of Certain Beneficial Owners and Management.....35
 Item 12. Certain Relationships and Related Transactions.....................35
 Item 13. Exhibits and Reports on Form 8-K...................................36
 Item 14. Controls and Procedures ...........................................37
 Signatures..................................................................38

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


Results of Operations


COMPARISON OF THE TWELVE MONTHS ended December 31, 2002, and 2001


The following table sets forth the Company's consolidated statements of operations:


                                                      year Ending
                                                       31 - Dec
                                              2002                     2001
Sales                                         $ 2,606,634          $ 1,199,047
Cost of Sales                                 $ 1,877,495          $   896,084
  Gross profit (loss)                         $   729,139          $   302,963

Selling and Administrative                    $ 4,704,249          $ 1,501,864
Impairment Loss - Good Will                   $ 1,400,000
Income/(Loss) from operations                 $(5,375,110)         $(1,198,901)

Interest expenses                             $   (42,929)         $   (24,938)
Interest income                               $     3,227          $     7,056
Other income                                  $    41,435          $   172,258
                                                                   $  (393,293)
  Total other income (expense)                $     1,733          $  (238,917)

Net Income/(Loss)                             $(5,373,377)         $(1,437,818)

Basic loss per share                          $     (0.13)         $     (0.08)
Diluted loss per share                        $     (0.09)         $     (0.05)


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

Possible Volatility in Trading Price of Common Stock. The Company's Common Stock is traded over-the-counter in the National Quotation Bureau, under the symbol "SJET". In the past, the trading price of the Company's Common Stock has experienced substantial volatility. Sales of substantial amounts of Common Stock in the public market could adversely affect prevailing market prices. A substantial number of shares of Rule 144, Restricted Common Stock were issued by the Company pursuant to its 2002 offering of units of common stock and warrents (see Item 5). This Offering, and the exercise of the warrants which would result in substantial dilution to a stockholder's percentage ownership interest in the Company, could adversely affect the market price of the common stock. Significant sales of our common stock in the public market will cause our stock price to fall. As of December 31, 2002, we had 71,558,418 shares of common stock outstanding, of which most are or will be freely tradable, other than restrictions imposed upon our affiliates.

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

Executive Officers, Management, and Directors

Executive Compensation
The Company's executive officers are currently conducting negotiations with the Company regarding terms of employment contracts. The Company anticipates entering into employment agreements with each of the key executive officers shortly. The current compensation for the Company's executive officers and managers is as follows: Mr. Mankal - $64,800, Mr. Khedesian - $48,000, Mr. Watts $180,000, plus an expense allowance, Mr. Barrett - $120,000. Furthermore, Frank Kavanaugh was employed by TSG as its Business Development Associate from October 2002 to December 2002 and was paid $5,000 per month, and Mr. Kavanaugh has since left TSG and is working for Sonic Jet. However, due to the lack of revenues and availability of cash, executive officers have received some of their compensation in the form of shares of Common Stock of the Company, and/or have accrued their compensation to be paid when cash is available. Executive officer compensation is subject to review on a periodic basis by the Board of Directors.



                                           SUMMARY COMPENSATION TABLE

                                                                   Long Term Compensation

                             Annual Compensation                      Awards               Payouts
     (a)        (b)     (c)       (d)          (e)             (f)             (g)           (h)           (i)
   Name and    Year  Salary     Bonus     Other Annual     Restricted      Securities     LTIP          All Other
  Principle                                                   Stock        Underlying     Payouts
   Position             ($)       ($)   Compensation ($)  Award(s) ($)  Options/SARs (#)     ($)    Compensation ($)
======================================================================================================================
 Madhava, Rao  2000  65,000     0        0                0             0                 0         0
    Mankal     2001  35,208     0        0                0             0                 0         29,792
  President,   2002  65,000     0        0                20,000        0                 0         0
     CFO,
   Director
======================================================================================================================
Mike Watts     2000  0          0        0                0             0                 0         0
TSG President  2001  0          0        0                0             0                 0         0
               2002  4,500      0        0                50,000        0                 0         77,000
======================================================================================================================
Garth Barrett
     TSG       2000  0          0        0                0             0                 0         0
   General     2001  0          0        0                0             0                 0         0
   Manager     2002  60,000     0        0                50,000        0                 0         0
======================================================================================================================


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

Item 11. Security Ownership Of Certain Beneficial Owners And Management

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


            Name of                   Number of Shares           Percentage
       Beneficial Owner            Beneficially Owned (1)       Ownership (2)
       ----------------            ----------------------       -------------
Albert Mardikian (3)                        8,248,926                   6.50%
Rao Mankal                                    625,000                   0.49%
George Moseman                                450,000                   0.35%
Scott Ervin                                   615,000                   0.49%
Ashford Capital, LLC(4)                    26,878,885                  21.20%
Garth J. M Barrett                          2,250,000                   1.77%
Michael Watts                                 814,706                   0.64%

  All directors and executive              39,882,517                  31.44%
 officers as a group (persons)


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

Item 12.          Certain Transactions with Affiliates

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

Item 13. Exhibits and Reports on Form 8-K

Exhibit                                                        Description
Number

2.1 Stock Purchase Agreement between Sonic Jet Performance, Inc. and Technical Solutions Group. (previously filed with the Commission on June 28, 2002, as exhibit to the Company's Current Report on Form 8-K).
3.1 Articles of Incorporation for Boulder Capital Opportunities III, Inc. (Previously filed with the Commission on March 24, 1997, as Exhibit 3.(i) to the Company's General Form for Registration of Securities of Small Business Issuer on Form 10-SB.)
3.2 Articles of Amendment to the Articles of Incorporation of Boulder Capital Opportunities III, Inc., filed January 15, 1997 (Previously Filed previously filed with the Commission on March 15, 2002, as exhibit to the Company's Report on Form 10KSB.).
3.3 Articles of Amendment to the Articles of Incorporation for Boulder Capital Opportunities III, Inc., filed November 5, 1998 (Previously filed with the Commission on April 15, 1998, as Exhibit 3.(iv) to the Company's Current Report on Form 8-K.)
3.4 Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Boulder Capital Opportunities III, Inc. (Previously filed with the Commission on July 6, 1998, as Exhibit 7.4 to the Company's Current Report on Form 8-K.)
3.5 Bylaws for Boulder Capital Opportunities III, Inc. (Previously filed with the Commission on March 24, 1997, as Exhibit 3.(ii) to the Company's General Form for Registration of Securities of Small Business Issuer on Form 10-SB.)
3.6 Certificate of Designation for Series B Convertible Preferred Stock (Previously filed with the Commission on January 7, 2002, as Exhibit
          3.1 to the Company's Current Report on Form 8-K.)
3.7 Certificate of Designation for Series C Convertible Preferred Stock (Previously filed with the Commission on January 7, 2002, as Exhibit
          3.2 to the Company's Current Report on Form 8-K.)
10.1 2000 Stock Plan of Sonic Jet Performance, Inc. (Previously filed with the Commission on June 30, 2000 as Appendix A to the Company's Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934.)
10.2 Consulting Agreement between Kevin Ryan and Sonic Jet Performance, Inc. (filed herewith).
10.3 Consulting Agreement between eFund Capital Partners, LLC and Sonic Jet Performance, Inc. (filed herewith).
10.4 Series B Convertible Preferred Stock Purchase Agreement between Ashford Capital, LLC and Sonic Jet Performance, Inc. (Previously filed with the Commission on January 7, 2002, as Exhibit 10.1 to the Company's Current Report on Form 8-K.)
10.5 Series C Convertible Preferred Stock Purchase Agreement between eFund Capital Partners, LLC, and Sonic Jet Performance, Inc. (Previously filed with the Commission on January 7, 2002, as Exhibit 10.2 to the Company's Current Report on Form 8-K.)
10.6 Amendment to the Series C Preferred Stock Certificate of Designation. (previously filed with the Commission on September 30, 2002, as exhibit to the Company's Report on Form 10 QSB).
10.7 Amendment to the Series B Preferred Stock Certificate of Designation. (filed herewith).
10.8 Settlement Agreement between Jeff Conrad and Sonic Jet Performance, Inc. (filed herewith).
10.9 Settlement Agreement between Catherine Basinger and Sonic Jet Performance, Inc. (filed herewith).
10.10 Consulting Agreement with Gordon McGilton and Sonic Jet Performance, Inc. (filed herewith).
10.11 Agreement between Mission Capital and Sonic Jet Performance, Inc. (previously filed with the Commission on September 30, 2002, as exhibit to the Company's Report on Form 10 QSB).

10.12 Letter dated February 5, 2002, between Regents Capital West and Sonic Jet Performance, Inc. (previously filed with the Commission on March 15, 2002, as exhibit to the Company's Report on Form 10 KSB).
10.13 Letter between Sonic Jet Performance, Inc. and encore Capital Management, LLC, JNC Opportunity Fund, Ltd. And JNC Strategic Fund, Ltd. (previously filed with the Commission on January 7, 2002, as exhibit 10.3 to the Company's Current Report on Form 8-K).
10.14 Modified Employment Offer Letter dated March 17, 2003 between Madhava Rao Mankal and Sonic Jet Performance, Inc. (filed herewith).
10.15 Employment Offer Letter between Madhava Rao Mankal and Sonic Jet Performance, Inc. (filed herewith).
10.16 Employment Offer Letter between Frank Kavanaugh and Sonic Jet Performance, Inc. (filed herewith).
10.17 Employement Offer Letter between Walter Wright and Sonic Jet Performance, Inc. (filed herewith).
10.18 Consulting Agreement between Harrison Douglas, Inc. and Sonic Jet Performance (filed herewith).
21.0      List of Subsidiaries (filed herewith.)
23.1 Consent of Michael Johnson & Co. LLC. Independent Auditors. (Previously files)

-------------------

(b)      Reports on Form 8-K.

   (1) On January 7, 2002 the Company reported the sale and purchase of Series B Preferred Stock by Ashford Capital, LLC.

   (2) On March 27, 2002 the Company reported the appointment of Scott Ervin to the Company's Board of Directors

   (3) On June 5, 2002 the Company reported the execution of a Letter of Intent to purchase Technical Solutions Group, Inc.

   (4) On June 28, 2002 the Company reported the execution of the Stock Purchase Agreement with Technical Solutions Group, Inc.

   (5) On September 9, 2002 the Company reported the consolidate financials of Sonic Jet Performance, Inc. and Technical Solutions Group, Inc.


Item 14.          Controls and Procedures.


The principal executive officer and principal financial officer, based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) of the Securities Exchange Act of 1934) as of December 31, 2002 has concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiary is recorded, processed, summarized and reported with the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

     The principal executive officer and principal financial officer has concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2002, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.

                                   SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SONIC JET PERFORMANCE, INC.

Date:  April 18, 2003                 By: /s/ Madhava Rao Mankal
                                         ---------------------------------------
                                      Madhava Rao Mankal
                                      President/Chief Financial Officer/Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(Principal Executive Officer)


Date:  April 18, 2003

By: /s/ Madhava Rao Mankal
---------------------------------------
   Madhava Rao Mankal
   President/Chief Financial Officer/Director

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Madhava Rao Mankal, certify that:


1. I have reviewed this annual report on Form 10-KSB of Sonic Jet Performance, Inc.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 18, 2003

/s/ Madhava Rao Mankal
----------------------------------
Madhava Rao Mankal
President, CFO, Director

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



                   SONIC JET PERFORMANCE, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31 2002 AND 2001



                                                                           2002                        2001
                                                                      ----------------            ----------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Account payable                                                             $ 873,544                   $ 458,416
Accrued payroll taxes                                                          38,690                      70,936
Other accrued liabilities                                                     122,867                     172,329
Current portion of captialized lease obligations                                    -                      12,236
Loans payable                                                                  56,807                           -
General reserve                                                               424,947                     224,947
                                                                      ----------------            ----------------
 Total Current Liabilities                                                  1,516,855                     938,864
                                                                      ----------------            ----------------

Long-term debt:
Long-term accrued liabilities                                                 227,414                           -
Note payable - long-term                                                       67,732                           -
                                                                      ----------------            ----------------
  Total long-term                                                             295,146                           -
                                                                      ----------------            ----------------

TOTAL LIABILITIES                                                           1,812,001                     938,864
                                                                      ----------------            ----------------


Shareholders' equity:
Preferred stock: no par value, 10,000,000
  shares authorized, issued and outstanding
   Series A convertible preferred stock
   no share issued and outstanding                                                  -                           -
   Series B convertible preferred stock,
    1 share issued and outstanding                                             25,000                      25,000
   Series C convertible preferred stock,
  issued and outstanding, 34 and 5 shares respectively                        340,000                      50,000
Common stock, no par value, 300,000,000
  shares authorized, issued and outstanding
  71,558,418 and 19,333,936 respectively                                   15,985,256                  12,015,715
Warrants                                                                      692,226                           -
Shares committed to be issued                                                 143,350                      93,205
Accumulated deficit                                                       (16,382,382)                (11,009,005)
                                                                      ----------------            ----------------
  Total stockholders' equity                                                  803,450                   1,174,915
                                                                      ----------------            ----------------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 2,615,451                 $ 2,113,779
                                                                      ================            ================


   The accompanying notes are an integral part of these financial statements.



                       SONIC JET PERFORMANCE, INC. AND SUBSIDIARY

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                         YEAR ENDED DECEMBER 31, 2002 AND 2001

                                                                                2002                         2001
                                                                          ------------------            ----------------
NET SALES                                                                       $ 2,606,634                 $ 1,199,047

COST OF SALES                                                                     1,877,495                     896,084
                                                                          ------------------            ----------------

GROSS PROFIT                                                                        729,139                     302,963
                                                                          ------------------            ----------------


OPERATING EXPENSES:
General and administrative                                                        4,704,249                   1,501,864
Impairment losses - goodwill                                                      1,400,000                           -
                                                                          ------------------            ----------------
  Total Operating Expenses                                                        6,104,249                   1,501,864
                                                                          ------------------            ----------------


Loss from operations                                                             (5,375,110)                 (1,198,901)
                                                                          ------------------            ----------------
OTHER INCOME (EXPENSE):
Interest income                                                                       3,227                       7,056
Other income                                                                         41,435                     172,258
Interest expense                                                                    (42,929)                    (24,938)
Extraordinary loss                                                                        -                    (393,293)
                                                                          ------------------            ----------------
  Total Other Income (Expenses)                                                       1,733                    (238,917)
                                                                          ------------------            ----------------

NET LOSS                                                                        $(5,373,377)                $(1,437,818)
                                                                          ==================            ================


Basic loss per common share                                                         $ (0.13)                    $ (0.08)
                                                                          ------------------            ----------------
Diluted loss per common share                                                       $ (0.09)                    $ (0.07)
                                                                          ------------------            ----------------

Weighted-average shares used to compute:
Basic loss per share                                                             40,697,802                  15,847,263
                                                                          ------------------            ----------------
Diluted loss per share                                                           61,421,885                  23,816,716
                                                                          ------------------            ----------------


   The accompanying notes are an integral part of these financial statements.



                           SONIC JET PERFORMANCE, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
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



                           SONIC JET PERFORMANCE, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY                    Continued

                                                        Accumulated
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