Form 10QSB
period 2003-03-31
SONIC JET PERFORMANCE INC
filed 2003-05-16
CIK 1032863

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________


                         COMMISSION FILE NUMBER: 0-22273

                           SONIC JET PERFORMANCE, INC.
             (Exact name of Registrant as specified in its charter)

  Colorado                                                       84-1383888
--------------                                              -------------------
(State or jurisdiction of incorporation                      I.R.S. Employer
or organization)                                             Identification No.)

            11782 Western Avenue, Unit 18, Stanton, California 90680
            -------------------------------------------------- -----
                  (Address of principal executive offices) (Zip
                                     Code)

                  Registrant's telephone number: (714) 895-0944

        Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 Par Value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes No X .

            As of March 31, 2003, the Registrant had 94,997,037 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [_]  No [X].

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           PAGE

   ITEM 1.  FINANCIAL STATEMENTS

            REORT ON REVIEW BY INDEPENDENT
            CERTIFIED PUBLIC ACCOUNTANT........................................3

            CONSOLIDATED BALANCE SHEET
            AS OF MARCH 31, 2003...............................................4

            CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED
            MARCH 31, 2003 AND MARCH 31, 2002..................................5

            CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED
            MARCH 31, 2003 AND MARCH 31, 2002..................................6

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.........................7

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................11

   ITEM 3.  CONTROLS AND PROCEDURES...........................................15

PART II - OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS.................................................15

   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.........................15

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................16

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                       OF SECURITY HOLDERS....................................16

   ITEM 5.  OTHER INFORMATION.................................................16

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................16

SIGNATURE.....................................................................17

CERTIFICATION.................................................................17

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.


           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Sonic Jet Performance, Inc and Subsidiary

We have reviewed the accompanying consolidated balance sheet of Sonic Jet Performance, Inc. and Subsidiary as of March 31, 2003 and the related consolidated statements of operations and cash flows for the three months ended March 31, 2003 and 2002 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated April 20, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/  Michael Johnson & Co., LLC
Michael Johnson & Co., LLC
Denver, Colorado
May 10, 2003




                              SONIC JET PERFORMANCE
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (Unaudited)


ASSETS
Current Assets
   Cash                                                                         $  501,232
   Accounts receivable                                                             140,710
   Other current assets                                                            156,029
-----------------------------------------------------------------------------------------------------
   Inventories                                                                   2,315,137
                                                                   ----------------------------------
       Current Assets                                                            3,113,108

-----------------------------------------------------------------------------------------------------
Other Assets
-----------------------------------------------------------------------------------------------------
   Goodwill                                                                      1,434,873
-----------------------------------------------------------------------------------------------------
   Licensing rights                                                                200,000
-----------------------------------------------------------------------------------------------------
             Total Assets                                                       $5,011,805
-------------------------------------------------------------------==================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                          $   1,286,157
   Accrued payroll taxes                                                            25,439
   Deferred revenue                                                              1,506,477
-----------------------------------------------------------------------------------------------------
   Other accrued liabilities                                                        31,684
-----------------------------------------------------------------------------------------------------
   General reserve                                                                 420,908
   Loans payable                                                                   570,333
                                                                   ----------------------------------
       Current Liabilities                                                       3,840,998
-----------------------------------------------------------------------------------------------------
Long term  liabilities                                                             220,761
-----------------------------------------------------------------------------------------------------
Subordinated notes payable                                                          64,732
                                                                   ----------------------------------

Shareholder's Equity:
-----------------------------------------------------------------------------------------------------
   Common, 0.0001 par value, 300,000,000 authorized, issued and
    outstanding 94,997,037                                                      17,713,272
   Preferred, no par value
     Series B convertible preferred (10 shares issued and outstanding)              25,000
     Series C convertible preferred (32 shares issued and outstanding)             320,000
   Retained earnings                                                           (18,166,051)
   Shares committed to be issued                                                   304,867
   Warrants                                                                        688,226
                                                                   ----------------------------------
   Shareholder's equity                                                            885,314
                                                                   ----------------------------------

              Total Liabilities and Shareholders' Equity                     $   5,011,805
                                                                   ==================================

    The accompanying notes are an integral part of these financial statements
                                      F-2



                              SONIC JET PERFORMANCE
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months         Three Months
                                                         Ended                 Ended
                                                     March 31, 2003       March 31, 2002
                                                  --------------------  -------------------
 Sales                                                $       96,349              58,795

 Cost of sales                                               231,753              47,506
                                                  --------------------  -------------------

 Gross profit                                               (135,404)             11,289
                                                  --------------------  -------------------

 Selling, general and administrative expenses              1,648,528             314,714
                                                  --------------------  -------------------

 Profit (loss) from operations                            (1,783,932)           (303,425)
                                                  --------------------  -------------------

 Other income(expense)
     Other income
                                                              14,458               3,749
     Interest expense                                        (14,195)             (1,592)
 Total other income (expense)
                                                                 263               2,157
                                                  --------------------  -------------------

 Net Loss                                                $(1,783,669)           (301,268)
                                                  ====================  ===================

 Basic loss per share
                                                               (0.02)              (0.01)
                                                  ====================  ===================

 Diluted loss per shares
                                                               (0.02)              (0.01)
                                                  ====================  ===================

 Weighted average common shares outstanding
 Basic                                                    78,152,071          23,591,934
                                                  ====================  ===================

 Diluted                                                  99,784,564          30,235,423
                                                  ====================  ===================
 * Taken from the weighted average common shares outstanding as at the end of 03/31/03



    The accompanying notes are an integral part of these financial statements
                                      F-3


                              SONIC JET PERFORMANCE
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Three Months        Three Months
                                                                      Ended               Ended
                                                                  March 31, 2003      March 31, 2002
                                                                ------------------- -------------------
Cash Flows From Operating Activities:
  Net Loss                                                           $(1,783,669)     $   (301,268)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                          77,159            30,000
   Common stock issued for services                                    1,004,617            27,016
   Warranty                                                               (4,039)
   Royalty                                                                15,000
   Changes in assets and liabilities:
     (Increase) in accounts receivable                                    25,532           (58,066)
     (Increase) in inventories                                        (2,128,674)          (67,527)
     (Increase) Decrease in other assets                                  (9,155)          (23,128)
     (Decrease) Increase in accounts payable                             301,299            17,525
     (Decrease) Increase in payroll liabilities                          (13,251)          (12,959)
     (Decrease) Increase in accrued expenses &deferred revenue         1,415,294           (74,093)
                                                                ------------------- -------------------
         Total adjustments                                              (683,782)         (161,232)
                                                                ------------------- -------------------
           Net Cash Used in Operating Activities                      (1,099,887)         (462,500)
                                                                ------------------- -------------------
Cash Flow From Investing Activities:
  Purchase of equipment                                                   (4,460)          (22,575)
  Proceeds from sale of property and equipment
                                                                ------------------- -------------------
           Net Cash Provided By Investing Activities                      (4,460)          (22,575)
                                                                ------------------- -------------------
Cash Flow From Financing Activities:
  Proceeds from issuance of common stock                                 977,230
  Proceeds from convertible preferred stock                              (20,000)          470,000
  Short-term debts                                                       513,526
  Payments from capitalized lease obligations                                                 (472)
  Long term liabilities                                                   (6,653)
  Notes payable                                                           (3,000)
  Proceeds from loans
                                                                ------------------- -------------------
           Net Cash Provided By Financing Activities                   1,461,103           469,528
                                                                ------------------- -------------------

Effect of exchange rate on cash                                         -                    -
                                                                ------------------- -------------------
Increase in Cash                                                         356,756           (15,547)

Beginning Balance                                                        144,476            42,760
                                                                ------------------- -------------------
Ending Balance                                                     $     501,232       $    27,213
                                                                =================== ===================
Interest Paid                                                      $      14,746       $     3,082
                                                                =================== ===================
Income Tax Paid                                                         -                      800
                                                                =================== ===================

    The accompanying notes are an integral part of these financial statements
                                      F-4

                           SONIC JET PERFORMANCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - PRESENTATION OF INTERIM INFORMATION

In the opinion of the management of Sonic Jet Performance, Inc. and Subsidiary ("SJPI"), the accompanying un-audited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2003, and the results of operations and cash flows for the three months ended March 31, 2003 and 2002. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the SJPI's audited consolidated financial statements and notes for the fiscal year ended December 31, 2002.

NOTE 2 - FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company balances, transactions, and stockholdings have been eliminated.

NOTE 3 - INVENTORIES

Inventories at March 31, 2003 consisted of the following:

            Raw materials and supplies                        $   293,892
            Work in process                            2,267,528
            Finished goods                                66,747
            Less provision                              (313,030)
                                                        ---------
            Total                                     $2,315,137
                                                      ===========

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2003 consisted of the following:

            Furniture and fixtures                        $  13,613
            Machinery and equipment                         441,396
            Tooling - new products                          218,880
            Vehicles                                            500
            Demo vehicles                                    92,530
                                                            -------
                                                            866,919
Less accumulated depreciation and amortization             (603,095)
                                                           --------

                       Total                              $ 263,824
                                                          =========
                                      F-5

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Lease
-----

The Company leases its principal executive offices at Stanton and storage facilities at Riverside on a month-to-month basis at a monthly rental charge of $3,085.

Technical Solutions Group, Inc. has a long-term lease of five years (four years remaining ) with five (5) years option with CMMC on the Naval base, giving us a stable base for future planning.

The Company's wholly owned subsidiary leases a storage facility in Nanning, China on a month-to-month basis.

Employment Agreements
---------------------

The Company's executive officers are currently conducting negotiations with the Company regarding terms of employment contracts. The Company anticipates entering into employment agreements with each of the key executive officers shortly. The current compensation in cash for the Company's executive officers and managers is as follows: Mr. Mankal - $64,800, Mr. Khedesian - $48,000, plus allowance $2,000, Mr. Watts $180,000 plus an expense allowance, Mr. Garth Barrett - $120,000. However, due to the lack of revenues and availability of cash, executive officers have received some of their compensation in the form of shares of Common Stock of the Company, and/or have accrued their compensation to be paid when cash is available. Executive officer compensation is subject to review on a periodic basis by the Board of Directors.

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

Royalty/Licensing Agreements
----------------------------

On December 27, 2001, the Company entered into a new license agreement covering the design and other rights, with Mardikian Marine Design, LLC, an entity owned by other Company's largest shareholder, and by a principal of the holder of the Company's series B preferred Stock. Under the new licensing agreement, the Company is obligated to pay the licensor, as royalties (1) 4% of the first $3 million in gross revenues resulting from the sale of products using the designs,
(2) 3% of gross revenue between $3 million and $5 million, (3) 2% of gross revenue between $5 million and $10 million, and (4) 1% of gross revenue in excess of $10 million.

Mardikian Marine Design has informed its intention of revoking the Licensing agreement to the Company.

NOTE 6 - STOCK COMPENSATION PLAN

Securities authorized for issuance under equity compensation plans:


Plan Category                   Number of securities   Weighted average      Number of securities
                                to be issued upon      exercise price of     remaining available
                                  exercise of          outstanding options,  for future
                                outstanding options        warrants          issuance
-------------                   -------------------    --------------------  ---------------------
Equity compensation plans         (a) 1,987,829               (b) $217,971            (c) 12,171
approved by security holders

Equity compensation plans
not approved by security holders     ------                   --------                  -------

         Total:                   (a) 1,987,829               (b) $217,971            (c) 12,171

The Company's 1998 Employee Consultant Stock Compensation Plan provides for the granting of stock options to employees and certain consultants of the Company and was amended in July 2000. A total of 2,000,000 shares of common stock have been reserved for issuance upon exercise of options granted under the plan, as amended.

NOTE 7 - OTHER TRANSACTIONS

Capital Stock Transactions
--------------------------

During the period from December 6, 2001 to March 31, 2003, 52 restricted shares of Series C convertible preferred stock were issued to various investors for $520,000 of which 17 preferred shares have been converted to common stock and two shares were paid off during the three months ended March 31, 2003.

During the three months ended March 31, 2003, the Company issued an aggregate of 375,000 free trading shares of its common stock to an employee and a consultant per agreements pursuant to the Company's Compensation Plan.

During the period of February 14, 2003 to March 19, 2003, the Company issued a total of 4,471,197 restricted shares of common stock to 15 consultants for services to be rendered to the company.

On February 14, 2003 and March 5, 2003, the Company issued a total of 644,788 restricted shares of common stock to two companies in connection with compensation under a private placement being conducted by the Company. On March 18, 2003, the Company issued a total of 650,000 restricted shares of common stock to two directors as compensation in such capacity, 733,334 restricted shares of common stock to two employees in connection with an employment agreements with the company, and 500,000 restricted shares of common stock to two individuals in settlement of amounts owed.

During the three months ended March 31, 2003, the Company sold a total of 16,064,300 restricted shares of common stock units to investors pursuant to its private placement memorandum, generating net proceeds of $1,094,955. Each common stock unit consists of (a) 50 restricted shares of common stock of the Company,
(b) one warrant to purchase 25 restricted shares of common stock of the Company at an exercise price of $0.20 per share, and (c) one warrant to purchase 25 restricted shares of common stock, at an exercise price of $0.30 per share (which was subsequently reduced to $0.01 per share).

During the three months ended March 31, 2003, 644,788 restricted shares of common stock were paid to two companies as commissions in connection with compensation under a private placement, discussed above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Comparison of Three Months Ended March 31, 2003 and 2002.

         The following table sets forth the Registrant's consolidated statements of operations:

                                               THREE MONTHS ENDED MARCH 31,
                                                    2003          2002
                                                    -----         ----

             Sales                                 $96,349    $  58,795
             Cost of sales                         231,753       47,506
             Gross profit (loss)                  (135,404)      11,289

             Selling, general and administrative 1,648,527      314,714

             Income/(Loss) from operations      (1,783,932)    (303,425)
                                                 ---------      -------

             Interest expenses                     (14,195)      (1,592)
             Other income                           14,458        3,749
                                                 ----------     -------
                  Total other income (expense)         263        2,157
                                                 ----------      ------

             Net income/(loss)                 $(1,783,669)   $(301,268)
                                                 =========      =======

             Basic loss per share                  $(0.02)       $(0.01)
             Diluted loss per share                $(0.02)       $(0.01)


             Weighted-average common shares
             Basic                             78,152,071    23,591,934
             Diluted                           99,784,564    30,235,423

         Sales: Net sales for the three months period ended March 31, 2003 increased by approximately $38,000 or approximately 65% compared to three months period ended March 31, 2002. During 2002, the Registrant acquired Technical Solutions Group, Inc. ("TSG"), whose sales for the three months period ended March 31, 2003 were approximately $64,000 and for boat division was approximately $32,000. Therefore the entire increase in sales is attributable to the acquisition. Sales of boats actually declined by approximately $27,000, or approximately 45%. The reduction in boat sales can primarily be attributed to reduction in the effort to sell recreational boats.

         Cost of Sales: Cost of sales for 2003 was approximately $232,000, or approximately 240% of sales, compared to approximately 80% in 2002. This increase is attributable to inclusion of manufacturing period cost which has not been absorbed in the inventory. In the case of TSG division manufacturing period cost are high in comparison to sales due to start up of a government contract. For the year 2002 figures has been restated to include manufacturing period costs to make them comparable to 2003. During the three months ended March 31, 2002 this expense related only to boat division, as TSG was acquiired on June 30, 2002.

         Selling, General and Administrative Expenses: Selling, general and administrative expenses for 2003 increased by approximately $1,333,000 to approximately $1,649,000 compared to approximately $315,000 for 2002. The increase is partially the result of additional TSG selling, general and administrative expenses of approximately $334,000. The remaining increase can be attributed to: fund raising expenses, business consultants (approximately $1,005,000), and demonstration expenses.

         Net Loss: Net Loss for three months ended March 31, 2003 increased by approximately $1,230,000 from approximately $301,000 during the three months period ended March 31, 2002. The increase is attributed to fund raising, business consultants, and demonstration expenses.

         Business segment analysis of the three months ended March 31, 2003:

         10Q Segment Information (000's) (approximate)

                      Boats          TSG          Corp           Total
--------------- ----- -------------- ------------ ----------- ----------------

Sales                   32           64                            96
Cost of sales          106          126                           232
                      -------------- ------------ ----------- ----------------

Gross profit           (74)         (61)                         (136)
G.P. %                (231)%        (95)%                        (140)

SG&A                   115          334          1,200          1,648
--------------- ----- -------------- ------------ ----------- ----------------
Other
Income(Expense)

Segment P&L           (189)        (395)        (1,200)         1,784
------------- ------- -------------- ------------ ----------- ----------------

         Mine protected vehicles provided approximately 67% of the total sales. And approximately 54% of the total cost of goods sold. The following sets forth in detail the selling, general and administrative expenses of the boat business and corporate overhead (in 000's):

Boats:

   Consultant                                       $ 39
   Royalty and depreciation                           30
   Sales, marketing and Admin.                        46
                                                   --------
                                        TOTAL       $115
                                                   --------
Corporate:
   Consultants                                     $  50
   Indirect cost of raising money                    145
   Stock to employees                                218
   Stock to consultants                              787
                                                   --------
                                         TOTAL     $1,200

Operating Activities.

         The cash used by operating activities for the year ended March 31, 2003 was $1,099,887 attributable primarily to funding ongoing operations.

Investing Activities.

         The Registrant's capital expenditures for the three months ended March 31, 2003 were $4,460, related to investments in office and manufacturing equipment. The Registrant anticipates that its capital expenditures during 2003 will increase because we intend to improve operating efficiencies, and may relocate our principle facility.

Financing Activities.

         During the three months period ended March 31, 2003, the Registrant sold 16,064,300 shares of common stock units to investors pursuant to its private placement memorandum, generating net proceeds of $1,094,955. Each common stock unit consisted of (a) 50 shares of common stock of the Registrant, (b) one warrant to purchase 25 shares of common stock of the Registrant at an exercise price of $0.20 per share, and (c) one warrant to purchase 25 shares of common stock, at an exercise price of $0.30 per share (which was subsequently reduced to $0.01 per share). The Registrant believes the issuance of the shares and warrants was exempt from registration under the private placement exemption available under Section 4(2) of the 1933 Securities Act.

         A promissory note entered into as of the July 2, 2002 by and between Atlantis Partners, Inc. and the Registrant to lend the company $50,000 at an interest rate of 10% simple interest per annum.

         On March 31, 2003, the Registrant began securing capital commitments through the issuance of promissory notes. The Registrant hopes to secure $1,500,000 for working capital. Under the terms of the promissory notes the loans are payable in six months with 8% interest; however, at the end of the term the loan is convertible into Series C Preferred Stock. As of March 31, 2003, the Registrant had obtained $400,000 in capital from note holders.

         TSG has entered into agreement with GC Financial Service, Inc. to enter in to a purchase and sale agreement/security agreement by which factor may purchase from debtor certain accounts receivable and other rights, including without limitations, all liens, security interest, warrants and guarantees secure payments of the accounts receivables. TSG so far has drawn $1,506,476 under this arrangement.

Liquidity and Capital Resources.

         As of March 31, 2003, cash and cash equivalents were approximately $501,000 compared to approximately $144,000 as of December 31, 2002. The Registrant has raised approximately $977,230 during the three months period ended March 31, 2003 through a private placement. The Registrant's principal sources of capital have also been cash flow from its operations, and the sale of common stock. Based on its current operating plan, the Registrant anticipates that additional financing will be required to finance its operations and capital expenditures.

         At the present time, the Registrant is not generating sufficient revenue to cover expenses. Based on its current operating plan, the Registrant anticipates that additional financing will be required to finance its operations and capital expenditures in 2003. Accordingly, the Registrant's future liquidity will depend on its ability to obtain necessary financing from outside sources and its ability to restructure operations to reduce operating losses.

         The Registrant's currently anticipated levels of revenues and cash flow are subject to many uncertainties and cannot be assured. Further, unforeseen events may occur causing the Registrant to raise additional funds. The amount of funds required by the Registrant will depend upon many factors, including without limitation, the extent and timing of sales of the Registrant's products, future product costs, the timing and costs associated with the establishment and/or expansion, as appropriate, of the Registrant's manufacturing, development, engineering and customer support capabilities, the timing and cost of the company's product development and enhancement activities and the company's operating results. Until the Registrant generates cash flow from operations that will be sufficient to satisfy its cash requirements, the company will need to seek alternative means for financing its operations and capital expenditures and/or postpone or eliminate certain investments or expenditures. Potential alternative means for financing may include leasing capital equipment, obtaining a line of credit, or obtaining additional debt or equity financing. There can be no assurance that, if and when needed, additional financing will be available, or available on acceptable terms. The inability to obtain additional financing or generate sufficient cash from operations could require the Registrant to reduce or eliminate expenditures for capital equipment, research and development, production or marketing of its products, or otherwise curtail or discontinue its operations, which could have a material adverse effect on the Registrant's business, financial condition and results of operations. Furthermore, if the Registrant raises funds through the sale of additional equity securities, the common stock currently outstanding may be further diluted.

Inflation.

         The Registrant does not believe that inflation has had or is likely to have any significant impact on its operations.

Forward Looking Statements.

         The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

ITEM 3.  CONTROLS AND PROCEDURES.

Controls and Procedures.

(a)      Evaluation of disclosure controls and procedures.

         Within the next 90 days, the Registrant will carriy out further evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 ("Exchange Act"). This evaluation will be done under the supervision and with the participation of the Registrant's President and Chief Financial Officer..

(b)      Changes in internal controls.

         There were no significant changes in the Registrant's internal controls or in its factors that could significantly affect those controls since the most recent evaluation of such controls.

Critical Accounting Policies.

         The SEC recently issued Financial Reporting release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrant's most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the Registrant reports in its financial statements.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         The Registrant sold the following unregistered (restricted) securities during the quarter ended March 31, 2003:

         (a) From February 14, 2003 through March 19, 2003, the Registrant issued a total of 4,471,197 shares of common stock to 15 consultants for services to be rendered to the company, valued at a total of $688,564 (average of $0.154 per share).

         (b) On February 14, 2003 and March 5, 2003, the Registrant issued a total of 644,788 shares of common stock to two companies in connection with compensation under a private placement being conducted by the Registrant, valued at a total of $78,270 (average of $0.12 per share).

         (c) On March 18, 2003, the Registrant issued a total of 650,000 shares of common stock to two directors as compensation in such capacity, valued at a total of $110,500 ($0.17 per share). On this date, the Registrant also issued 733,334 shares of common stock to two employees in connection with an employment agreements with the company, valued at $124,667. Finally, on this date the Registrant issued a total of 500,000 shares of common stock to two individuals in settlement of amounts owed, valued at $85,000.

         (d) During the quarter, the Registrant sold a total of 16,064,300 shares of common stock units to investors pursuant to its private placement memorandum, generating net proceeds of $1,094,955. Each common stock unit consists of (a) 50 shares of common stock of the Registrant, (b) one warrant to purchase 25 shares of common stock of the Registrant at an exercise price of $0.20 per share, and (c) one warrant to purchase 25 shares of common stock, at an exercise price of $0.30 per share (which was subsequently reduced to $0.01 per share).

         (e) During the quarter, commissions valued at a total of $78,270 (644,788 shares of common stock) were paid to two companies in connection with compensation under a private placement discussed in (d) above.

         The sales set forth above were undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended ("Act"), by the fact that:

o the sales were made to a sophisticated or accredited investors, as defined in Rule 502;

o the Registrant gave each purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the Registrant possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

o at a reasonable time prior to the sale of securities, the Registrant advised each purchaser of the limitations on resale in the manner contained in Rule 502(d)2;

o neither the Registrant nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

o the Registrant exercised reasonable care to assure that each purchaser of the securities is not an underwriter within the meaning of Section 2(11) of the Securities Act of 1933 in compliance with Rule 502(d).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

         Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

         No reports on Form 8-K were filed during the first quarter of the fiscal year covered by this Form 10-QSB.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Sonic Jet Performance, Inc.


Dated: May 15, 2003                        By: /s/ Madhava Rao Mankal
                                               ----------------------
                                                      Madhava Rao Mankal,
                                                      President/Secretary/Chief
                                                      Financial Officer


                                  CERTIFICATION

I, Madhava Rao Mankal, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Sonic Jet Perform-ance, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls;

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: May 15, 2003                           By: /s/ Madhava Rao Mankal
                                                  ----------------------
                                                  Madhava Rao Mankal, President/
                                                  Secretary/Chief Financial
                                                  Officer

                                  EXHIBIT INDEX

Number                                     Description

2.1 Share Exchange Agreement between the Registrant and Sonic Jet Performance, LLC, dated June 15, 1998 (incorporated by reference to Exhibit 7.1 to the Form 8-K filed on July 6, 1998).

2.2 Stock Purchase Agreement between the Registrant, Garth Barrett, and T S Group, LLC., dated June 13, 2002 (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on June 28, 2002).

3.1 Articles of Incorporation, dated November 27, 1996 (incorporated by reference to Exhibit 3.1 of the Form 10-SB filed on March 24, 1997).

3.2 Articles of Amendment to the Articles of Incorporation, dated December 24, 1996 (incorporated by reference to Exhibit 3 of the Form 10-KSB filed on April 15, 1998).

3.3 Articles of Amendment to the Articles of Incorporation, dated December 16, 1998 (incorporated by reference to Exhibit 3 of the Form 8-K filed on December 16, 1998).

3.4 Bylaws, dated November 27, 1996 (incorporated by reference to Exhibit 3.2 of the Form 10-SB filed on March 24, 1997).

4.1 Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, dated June 12, 1998 (incorporated by reference to Exhibit
     7.4 of the Form 8-K filed on July 6, 1998).

4.2 2000 Stock Plan of the Registrant, dated May 1, 2000 (incorporated by reference to Appendix A of the Schedule 14C filed on June 30, 2000).

4.3 Certificate of Designation for Series B Convertible Preferred Stock, dated December 27, 2001 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on January 7, 2002).

4.4 Certificate of Designation for Series C Convertible Preferred Stock, dated December 27, 2001 (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on January 7, 2002).

4.5 Series B Convertible Preferred Stock Purchase Agreement between the Registrant and Ashford Capital, LLC, dated December 27, 2001 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on January 7, 2002).

4.6 Series C Convertible Preferred Stock Purchase Agreement between the Registrant and eFund Capital Partners, LLC, dated December 27, 2001 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on January 7, 2002).

4.7 Amendment to Certificate of Designation of Series C Convertible Preferred Stock, dated November 14, 2002 (incorporated by reference to Exhibit 10.6 of the Form 10-QSB filed on November 18, 2002).

4.8 Amendment to Certificate of Designation of Series B Convertible Preferred Stock, dated December 20, 2002 (incorporated by reference to Exhibit 10.7 of the Form 10-KSB filed on April 16, 2003).

10.1 Consulting Agreement between the Registrant and Kevin Ryan, dated January 17, 2002 (incorporated by reference to Exhibit 10.2 of the Form 10-KSB filed on April 16, 2003).

10.2 Consulting Agreement between the Registrant and eFund Capital Partners, LLC, dated January 17, 2002 (incorporated by reference to Exhibit 10.3 of the Form 10-KSB filed on April 16, 2003).

10.3 Agreement between the Registrant and Mission Capital Investment Group, dated October 30, 2002 (incorporated by reference to Exhibit 10.3 of the Form 10-QSB filed on November 18, 2002).

99.14 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (see below).