Form 10QSB
period 2003-06-30
SONIC JET PERFORMANCE INC
filed 2003-08-19
CIK 1032863

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                         FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                                   COMMISSION FILE NUMBER: 0-22273

                                     SONIC JET PERFORMANCE, INC.
                     (Exact name of Registrant as specified in its charter)

              Colorado                                           84-1383888
(State or jurisdiction of  incorporation                     I.R.S. Employer
             or organization)                               Identification No.)

  2031 Avenue B, Building 44 North, Charleston, South Carolina         29405
         (Address of principal executive offices)                   (Zip Code)

                   Registrant's telephone number:  (843) 740-7015

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

     As of June 30, 2003, the Registrant had 109,187,156 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes No  X .

                                   TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                        PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              REORT ON REVIEW BY INDEPENDENT
              CERTIFIED PUBLIC ACCOUNTANT                                3

              CONSOLIDATED BALANCE SHEET
              AS OF JUNE 30, 2003                                        4

              CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE AND SIX MONTHS ENDED
              JUNE 30, 2003 AND JUNE 30, 2002                            5

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED
              JUNE 30, 2003 AND JUNE 30, 2002                            6

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS             12

     ITEM 3.  CONTROLS AND PROCEDURES                                   17

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                         17

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                 18

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           19

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       19

     ITEM 5.  OTHER INFORMATION                                         19

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          19

SIGNATURE                                                               20

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

             REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Sonic Jet Performance, Inc and Subsidiary

We have reviewed the accompanying consolidated balance sheet of Sonic Jet Performance, Inc. and Subsidiary as of June 30, 2003, the related consolidated statements of operations (for the three months and six months ended June 30, 2003 and 2002), and the related statements of cash flows for the six months ended June 30, 2003 and 2002 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated April 20, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/  Michael Johnson & Co., LLC
Michael Johnson & Co., LLC
Denver, Colorado
August 18, 2003


                                   SONIC JET PERFORMANCE
                                 CONSOLIDATED BALANCE SHEET
                                       JUNE 30, 2003
                                        (Unaudited)

ASSETS:
Current Assets:
   Cash                                                        $       100,135
   Restricted Cash
   Accounts Receivable                                                  15,537
   Investment
   Inventories                                                       2,935,157
   Other Current Assets                                                141,978
        Total Current Assets                                         3,192,807

Property and Equipment, net                                            197,650

Other Assets:
   Licensing Rights                                                    200,000
   Reserve for Restructuring                                          (200,000)
   Goodwill                                                          1,434,873
        Total Other Assets                                           1,434,873

             Total Assets                                            4,825,331

                          LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
   Accounts Payable                                                  1,224,940
   Accrued Payroll Taxes                                                21,750
   Accrued Interest and other expenses                                 446,269
   Deferred Revenue                                                  1,718,744
   Short-Term Loan                                                     830,014
   Current Portion of Capitalized Lease Obligations                          -
        Total Current Liabilities                                    4,241,717

Long-Term Liabilities: Cap. Lease
(Net) and Other                                                        306,660

Total Long-Term Liabilities                                            306,660

        Total Liabilities                                            4,548,377

Stockholders' Equity:
Common, No Par Value, 300,000,000
Authorized,  Issued and Outstanding
109,187,156                                                         18,592,147
Preferred, No Par Value                                                      -
Series B Convertible Preferred  (10
Shares Issued and Outstanding)                                          25,000
Series C Convertible Preferred (32
Shares Issued and Outstanding)                                         320,000
Retained Earnings                                                  (20,139,010)
Shares Committed to be Issued                                          786,591
Warrants                                                               692,226
        Total Stockholders' Equity                                     276,954

Total Liabilities and Shareholders' Equity                           4,825,331

The accompanying notes are an integral part of these financial statements

                                 SONIC JET PERFORMANCE
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)

                                                      Three months ended         Six months ended
                                                           June 30,                    June 30,
                                                      2003          2002         2003         2002
Revenues                                             $    606,785   $   303,837  $   703,134  $  362,632

Cost of Sales                                             604,684       181,984      836,437     209,614

Gross Profit                                                2,101       121,853     (133,304)    153,018

Operating Expenses:
   Selling, General & Administrative                    1,343,921       684,864    2,992,448   1,019,454

Total Operating Expenses                                1,343,921       684,864    2,992,448   1,019,454

Loss from Operations                                   (1,341,820)     (563,011) (3,125,752)    (866,436)

Restructuring Expense                                     514,499             -     514,499

Profit (Loss) after Restructuring Expense              (1,856,319)     (563,011) (3,640,250)    (866,436)

Other Income/Expense
    Other Income                                          (59,810)       29,269     (45,352)      31,426
    Interest Expense                                      (56,830)        3,213     (71,025)       3,213
Total Other Income (Expense)                             (116,640)       32,482    (116,377)      34,639
Net Loss                                               (1,972,958)     (530,529) (3,756,628)    (831,797)

Basic loss per share                                      (0.0130)      (0.0254)    (0.0304)     (0.0391)

Diluted loss per shares                                   (0.0087)      (0.0254)    (0.0204)     (0.0391)

Weighted average common shares outstanding
   Basic                                              102,851,320    22,186,505 102,851,320   22,186,505
   Diluted                                            153,483,542    22,186,505 153,483,542   22,186,505

* Taken from the weighted average common shares outstanding as at the end of 06/30/03

** 2002 Basic and diluted shares was based on the auditor's calculations. There was no dilution factor.

The accompanying notes are an integral part of these financial statements

                                 SONIC JET PERFORMANCE
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                    Six Months     Six Months
                                                      Ended           Ended
                                                     June 30,       June 30,
                                                       2003          2002

Cash Flows From Operating Activities:
  Net Loss                                          $(3,756,628)   $  (831,797)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                        155,834         66,396
   Provision for China Inventory                              -        297,547
   Common Stock issued for services                   1,689,904        135,266
   Warranty & royalties                                  25,961              -
   Restructuring expense                                514,499              -
   Changes in assets and liabilities:
     (Increase) in accounts receivable                  150,705        (77,082)
     (Increase) in inventories                       (2,748,694)       (54,991)
     (Increase) Decrease in other assets                  4,896         51,387
     (Decrease) Increase in accounts payable            286,397        (37,000)
     (Decrease) Increase in payroll liabilities         (16,940)       (20,361)
     (Decrease) Increase in accrued
      expenses & deferred revenue                     1,596,902       (142,022)
     (Decrease) Increase in reserves and other            7,502              -
         Total adjustments                            1,666,966        219,140
 Net Cash Used in Operating Activities               (2,089,662)      (612,657)

Cash Flow From Investing Activities:
  Purchase of equipment                                  24,752        (27,471)
  Proceeds from sale of property and equipment                -        (50,000)
  Net Cash Provided By Investing Activities              24,752        (77,471)

Cash Flow From Financing Activities:
  Proceeds from issuance of common stock              1,305,849        347,016
  Proceeds from issuance of Preferred Stock             (20,000)       290,000
  Proceeds from convertible debt                              -         57,033
  Short term Debts                                      723,207              -
  Payments from capitalized lease obligations                 -        (10,970)
  Long Term Liabilities                                  11,513              -
  Notes Payable                                               -              -
  Proceeds from loans                                         -         55,000
  Net Cash Provided By Financing Activities           2,020,569        738,079

Effect of exchange rate on cash                               -              0
Increase in Cash                                        (44,341)        47,951
Beginning Balance                                       144,476         42,760
Ending Balance                                          100,135         90,711

The accompanying notes are an integral part of these financial statements

                             SONIC JET PERFORMANCE, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (Unaudited)

NOTE 1 - PRESENTATION OF INTERIM INFORMATION

In the opinion of the management of Sonic Jet Performance, Inc. and Subsidiary ("SJPI"), the accompanying un-audited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2003, and the results of operations for the three months and six months ended June 30, 2003 and 2002, and for cash flows for the six months ended June 30, 2003 and 2002. Interim results are not necessarily indicative of results for a full year.

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

NOTE 3 - INVENTORIES
Inventories at June 30, 2003 consisted of the following:


Raw Materials and Supplies                              $        308,693
Work in process                                                2,853,214
Finished Goods                                                    86,280
Less: Provision                                                 (313,031)
Total Inventories                                              2,935,157

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2003 consisted of the following:


Furniture and fixtures                                  $       152,584
Machinery and equipment                                         415,557
Tooling - new products                                          218,881
Design Rights                                                   200,000
Vehicles                                                            500
Demo vehicles                                                   192,530
                                                              1,180,052
Less Depreciation and Amortization                             (982,401)

Total Property and Equipment                                    197,650

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Leases

The Company has transferred its executive offices to 2031 Avenue B, Building 44, North Charleston 29405, the site of its principal business, Technical Solutions Group, Inc. ("TSGI"). TSGI has a long-term lease of five years (four years remaining) with five (5) years option with CMMC on the naval base.

On August 14, 2003, TSG verbally agreed to enter into a lease agreement with Intertech Group, Inc. to lease 86,000 square feet of manufacturing and administrative space at 9801 Hwy 78, Building No. 3, Ladson, South Carolina. The term of the lease is 5 years starting September 15, 2003, with an option to renew for another five years. The space substantially increases the company's ability to qualify for and fulfill larger contracts for its mine-protected vehicles. Annual rent is $215,000 for the first year plus utilities, taxes and maintenance, and $258,000 base rental for the next four years. The Company is in the process of negotiating with the current landlord to take back all or most of the current space with little or no penalty.

The company leases a facility in Stanton, California and storage facilities in Riverside, California on a month-to-month basis at a monthly rental charge of $3,085.

The Company's wholly owned subsidiary in China, which is in the process of dissolution, leases a storage facility in Nanning, China on a month-to-month basis.

Employment Agreements

During the second quarter, the Company negotiated certain changes in employment agreements with its key executive officers. A previous agreement to issue Mr. Watts a warrant for 2 million shares of common stock at $0.07 a share with full vesting rights as of July 1, 2002, plus a warrant for 1 million shares of common stock at $0.07 a share vesting on the June 20, 2003, plus a warrant for 1 million shares of common stock at $0.07 a share vesting on June 20, 2004 plus 10 shares of Series "C" preferred or the equivalent in common shares was modified to be a grant, effective July 1, 2002, of 2 million shares of common stock, plus a warrant for 1 million shares of common stock at $0.07 a share vesting on June 20, 2003, plus a warrant for 1 million shares of common stock vesting of June 20, 2004; Garth Barrett for a salary of $120,000 plus a grant of 10 shares of series "C" preferred stock. On April 1, 2003, the Company entered into an agreement with Frank Kavanaugh, the Company's director of business development, for an annual salary of $120,000 and a grant of 500,000 shares of the Company's restricted common stock. Also, during June of 2003, Mr. Kavanaugh was granted 500,000 shares of restricted common stock that were committed in June of 2002, for consulting services as interim general manager during the second and third quarters of 2002.

In connection with the restructuring of Sonic Jet Performance, Inc., the Company entered into a verbal termination agreement with Mr. Mankal. The agreement stipulates that he will assist the Company as a consultant for 90 days beginning September 1, 2003 at the same salary, without benefits, and receive a grant of 600,000 shares of stock at 7 cents on September 1, 2003. On December 1, 2003 Mr. Mankal will be paid 90 days termination based on his annual rate of salary of $64,800. On June 2003, Mr. Mankal received 200,000 shares of stock for the first and second quarters of 2003 in connection with his employment contract dated March 17,2003. The Company is also negotiating a termination agreement with Mr. Khedesian, who is receiving an annual salary of $72,000. In June, 2003, Mr. Khedesian received 166,666 shares of stock for the first and second quarters of 2003 in connection with his employment contract dated January 2, 2002. Executive officer compensation is subject to review on a periodic basis by the board of directors.

Royalty/Licensing Agreements

On December 27, 2001, the Company entered into a new license agreement covering the design and other rights, with Mardikian Marine Design, LLC, an entity owned by one of the Company's largest shareholders, and by a principal of the holder of the Company's series B preferred Stock. Under the new licensing agreement, the Company is obligated to pay the licensor, as royalties (1) 4% of the first $3 million in gross revenues resulting from the sale of products using the designs, (2) 3% of gross revenue between $3 million and $5 million, (3) 2% of gross revenue between $5 million and $10 million, and (4) 1% of gross revenue in excess of $10 million.

One of the principals of Mardikian Marine Design has informed the Company of his intention to revoke the Licensing agreement to the Company and has entered into a lawsuit against the Company (discussed in Part 2, Item 1 of this Form 10-QSB).

NOTE 6 - STOCK COMPENSATION PLAN

Securities authorized for issuance under equity compensation plans:



Plan Category                   Number of securities      Weighted average      Number of securities
                                 to be issued upon        exercise price of      remaining available
                                    exercise of           outstanding options          for future
                               outstanding options

Equity compensation plans      (a) 1,987,829              (b) $0.11             (c) 12,171
approved by security holders

Equity compensation plans
not approved by security holders

Total:                         (a) 1,987,829              (b) $0.11             (c) 12,171


The Company's July 2000 Employee Stock Compensation Plan provides for the granting of stock options to employees and certain consultants of the Company. A total of 2,000,000 shares of common stock have been reserved for issuance upon exercise of options granted under the plan.

NOTE 7 - OTHER TRANSACTIONS

Capital Stock Transactions

During the period from December 6, 2001 to December 31, 2002, 52 restricted shares of Series C convertible preferred stock were issued to various investors for $520,000, of which 17 preferred shares have been converted to common stock, and one share was cancelled. During the three months ended March 31, 2003, two shares were redeemed, leaving a balance of 32 Series C preferred stock outstanding at March 31,2003. During the three months ended June 30, 2003, 12 shares of Series C convertible preferred were committed to a Garth Barrett, an employee, and a consultant advising on strategic issues.

During the three months ended March 31, 2003, the Company issued an aggregate of 375,000 unrestricted shares of its common stock to an employee and a consultant per agreements pursuant to the Company's Compensation Plan.

During the period of February 14, 2003 to March 19, 2003, the Company issued a total of 4,471,197 restricted shares of common stock to 15 consultants for services to be rendered to the company. From the period April 1st through August 14, 2003, the Company issued and committed 5,173,713 shares of restricted common stock plus 2 shares Series C convertible stock to 12 consultants and lawyers for various legal and consulting services rendered to the company. These shares include 650,000 shares of restricted common as discussed in "Note 5, Employment Agreements," above.

During the three months ended March 31, 2003, and six months ended June 30, 2003, the Company issued or committed to be issued, respectively, 644,788 and 674,318 restricted shares of common stock to two companies in connection with compensation under the private placement being conducted by the Company.

During the first and second quarters ended March 31, 2003 and June 30, 2003 the Company issued to directors, as compensation in such capacity, restricted common shares totaling 650,000 (two directors) and 250,000 (one director) respectively. During the first quarter ended March 31, 2003 the company issued or committed to be issued 733,334 restricted shares to two employees, and during the second quarter ended June 30, 2003, the Company committed to be issued 3,716,666 restricted shares of common stock and ten shares of Series C Preferred stock to 6 employees in connection with employment agreements with the Company, some of which were described in "Note 5, Employment Agreements," above.

During the first quarter ended March 31, 2003, the Company issued restricted shares of common stock totaling 500,000 to two individuals in settlement of amounts owed.

During the second quarter ended June 30, 2003, the Registrant issued shares of common stock and warrants (represented by 40,000 common stock units) valued at $210,000 to payoff a note for $50,000 and settle all outstanding claims of Atlantis Aggressive Growth Co. and Atlantis Partners Inc. related to the purchase of Technical Solutions Group, Inc. in June of 2002. Each common stock unit consists of (a) 50 shares of common stock of the Registrant, (b) one warrant to purchase 25 shares of common stock of the Registrant at an exercise price of $0.20 per share, and (c) one warrant to purchase 25 shares of common stock, at an exercise price of $0.30 per share (which was subsequently reduced to $0.01 per share) (which has been exercised). These shares and corresponding units were distributed as follows: (a) 2,025,000 shares (27,000 units) of common stock valued at an average of $0.07 share, or $141,750, to Atlantis Aggressive Growth Co., and 975,000 (13,000 units) shares of common stock valued at an average of $0.07 share or $68,250 to Atlantis Partners Inc.

During the three months ended March 31, 2003 and three months ended
June 30, 2003, the Company sold a total of 16,064,300 and 6,760,000 restricted shares of common stock, respectively, to investors pursuant to its private placement memorandum, generating net proceeds of $1,094,955 and $502,700, respectively pursuant to the sale of common stock units. Each common stock unit consists of (a) 50 restricted shares of common stock of the Company, (b) one warrant to purchase 25 restricted shares of common stock of the Company at an exercise price of $0.20 per share, and (c) one warrant to purchase 25 restricted shares of common stock, at an exercise price of $0.30 per share (which was subsequently reduced to $0.01 per share) (which has been exercised).

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Comparison of Three Months and Six Months Ended June 30, 2003 and 2002.

     The following table sets forth the Registrant's consolidated statements of operations:


                                                      Three months ended         Six months ended
                                                           June 30,                    June 30,
                                                      2003          2002         2003         2002
Revenues                                             $    606,785   $  303,837   $  703,134 $  362,632
Cost of sales                                             604,684      181,984      836,437    209,614

Gross Profit                                                2,101      121,853     (133,304)   153,018
Selling, General & Admin                                1,343,921      684,864    2,992,448  1,019,454

Total Operating Expenses                                1,343,921      684,864    2,992,448  1,019,454

Loss from operations                                   (1,341,820)    (563,011)  (3,125,752)  (866,436)

Restructuring Expense                                     514,499            -      514,499

Profit (loss) after Restructuring Expense              (1,856,319)    (563,011)  (3,640,250)  (866,436)

Other Income/Expense
    Other income                                          (59,810)      29,269      (45,352)    31,426
    Interest expense                                      (56,830)       3,213      (71,025)     3,213
Total other income (expense)                             (116,640)      32,482     (116,377)    34,639

Net Loss                                               (1,972,958)    (530,529)  (3,756,628)  (831,797)


In an effort to focus on Technical Solutions Group, Inc.'s
("TSG") mine protected vehicles and achieve profitable operations in the third quarter, and as a result of the poor performance of the boat division and the long lead times necessary to achieve success in that business, the Registrant has, effective July 1, 2003, downsized and transferred the fire and rescue operations to a new acquired subsidiary, Rockwell Power Systems, Inc. The Registrant has set up adequate financial reserves for the restructuring and expects minimal internal resources to be devoted to Rockwell. Rockwell will either finance the fire and rescue business through an independent public offering or, failing that, find a buyer that can devote the time and resources necessary to penetrate the market and build the business.
In any case, the Registrant plans to assure that resources will be available if necessary to complete any warranty incurred, and is adequately reserved for such occurrence.

Sales: Net sales for the three and six months ended June 30, 2003 increased by approximately $303,000 and 340,000, respectively, compared to the three months and six months ended June 30, 2002. During 2002, the Registrant acquired TSG, whose sales for the three month and six month periods ended June 30, 2003 were approximately $605,000 and $700,000 respectively. Therefore the entire increase in sales is attributable to TSG. Sales of boats actually declined for the six months compared to last year. The reduction in boat sales can primarily be attributed to reduction in the effort to sell recreational boats.

Cost of Sales: Cost of sales for the three months and six months ended June 30, 2003 was approximately $422,700 and $ $627,000 higher than the three months and six months of 2002 respectively.
Cost of sales percent was 100% and 119% of sales for the three months and six months ended 2003 compared to approximately 60% and 58% for comparative periods in 2002. In the case of TSG, manufacturing period costs are high in comparison to sales due to start up of a government contract. During the three months and six months ended June 30, 2002, this expense related only to the boat division as TSG was acquired on June 30, 2002.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the three months and six months ending June 30, 2003 increased by approximately $659,000 and $1,973,000 respectively compared to the same periods in 2002. The increase is partially the result of TSG selling, general and administrative expenses that were not in last year. The remaining increase can be attributed to: fund raising expenses, business consultants ($253,000 and $107,000 higher, respectively), and grants of employee stock ($301,000 and $519,000 higher, respectively).

Restructuring expenses. These expenses are related to writing down assets to fair market value and direct expenses and employee termination agreements involved with the reorganization and transfer of the boat business, and the settling of liabilities related to the purchase of TSG in June 2002.

Net Loss: Net loss for three months and six months ended June 31, 2003 increased by approximately $1,442,429 and $ 2,924,831 respectively from corresponding periods ending June 30, 2002. The increase is attributed to fund raising, business consultants, employee stock grants and reorganization costs as discussed above.

Business segment analysis of the three months and six months ended June 30, 2003:




                                            Boats        TSG        Corporate       Total

A. Three months:

Sales                                       $   2,127    $  604,658               $   606,785
Cost of sales                                 109,891       494,793                   604,684
Gross Profit                                 (107,764)      109,865          -          2,101

G.P. %

SG&A                                          276,322       654,462    413,137      1,343,921
Restructuring loss                            354,499       160,000                   514,499
Other                                                        41,854     74,785        116,639


Segment P&L                                  (738,585)     (586,451)   (647,922)    (1,972,958)

B. Six months:

Sales                                          34,213      668,921                    703,134
Cost of sales                                 216,094      620,343                    836,437

Gross Profit                                 (181,881)      48,578           -       (133,303)

G.P. %

SG&A                                        2,244,211      748,237           -      2,992,448
Restructuring loss                            354,499                  160,000        514,499
Other income & (expense)                                    41,602      74,775        116,377

Segment P&L                                (2,780,591)    (741,261)   (234,775)    (3,756,627)


Operating Activities.

     The cash used by operating activities for the three months and six months ended June 30, 2003 was $1,099,887 and $2,089,662 respectively, attributable primarily to funding ongoing operations.

Investing Activities.

     The Registrant's capital expenditures for the three months and six months ended June 30, 2003 were $4,460 and $20,293, respectively, related to investments in office and manufacturing equipment. The Registrant anticipates that its capital expenditures during 2003 will increase because we intend to improve operating efficiencies, and may relocate our principle facility.

Financing Activities.

     During the three months ended March 31, 2003 and three months ended June 30, 2003, the Company sold a total of 16,064,300 and 6,760,000 restricted shares of common stock, respectively, to investors pursuant to its private placement memorandum, generating net proceeds of $1,094,955 and $502,700, respectively pursuant to the sale of common stock units. For more details about this transaction, see
Note 7 - Capital Stock Transactions. The Registrant believes the issuance of the shares and warrants was exempt from registration under the private placement exemption available under Section 4(2) of the 1933 Securities Act.

     On May 22, 2003, the company settled a $50,000 promissory note dated July 2, 2002 with interest at 10%, and entered into an agreement by and between Atlantis Aggressive Growth Co. and Atlantis Partners, Inc. and the Registrant to settle various claims against the registrant by Atlantis Aggressive Growth Co. and Atlantis Partners Inc. arising out of the purchase of TSG in June 2002. For the consideration of paying the note and settling claims, the Registrant issued restricted shares of common stock and warrants (represented by 40,000 units) valued at $210,000. For more detail of the transaction, see Note 7 - Capital Stock Transactions.

     On March 31, 2003, the Registrant began securing capital
commitments through the issuance of promissory notes.   Under the
terms of the promissory notes the loans are payable in six months with 8% interest; however, at the end of the term the loan has an option to convert into Series C Preferred Stock. As of June 30, 2003, the Registrant had obtained $706,000 in capital from note holders for 2003.

     TSG has entered into agreement with GC Financial Service, Inc. to enter in to a purchase and sale agreement/security agreement by which factor may purchase from debtor certain accounts receivable and other rights, including without limitations, all liens, security interest, warrants and guarantees to secure payments of the accounts receivables. As of June 30, 2003 TSG had drawn $2,332,185.

Liquidity and Capital Resources.

     As of June 30, 2003, cash and cash equivalents were approximately $100,135 compared to approximately $144,000 as of December 31, 2002. The Registrant has raised approximately $1,094,955 and $502,700 during the three months ended March 31, 2003 and the three months ended June 30, 2003, respectively, through a private placement. The Registrant's principal sources of capital have been cash flow from its operations, the sale of common stock, promissory notes mentioned in financing activities, and borrowings from G.C. Financial Services. Based on its current operating plan, the Registrant anticipates that additional financing will be required to finance its operations and capital expenditures.

     Presently, the Registrant is generating sufficient revenue to cover expenses and hire employees commensurate with its mine protected vehicle business. However, the Registrant's future liquidity will depend on its ability to obtain necessary financing from outside sources and its ability to restructure operations to reduce operating losses.

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

     Within the 90 days prior to the end of the period covered by this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's president and chief financial officer. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

(b)  Changes in internal controls.

     The most significant changes in the Registrant's internal controls or in its factors that could significantly affect those controls was the addition of a chief executive officer and the issuance of an authorization procedure for commitment of resources.

Critical Accounting Policies.

     The Securities and Exchange Commission has issued Financial Reporting release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrant's most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the Registrant reports in its financial statements.

PART II B OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     On June 26, 2003 Albert Mardikian, a majority shareholder and patent holder of certain designs and components of the Registrant's boats, filed a complaint against the Registrant in the Orange Country Superior Court. The complaint alleges breach of contract of the license agreement dated December 27, 2001 between Mr. Mardikian, Mardikian Marine Design, and the Registrant. The complaint further alleges breach of an employment and agency agreement between the Registrant and Mr. Mardikian, and fraud, conversion and unfair competition. The Registrant has filed an answer denying these allegations, and on July 28, 2003 filed a cross-complaint against Mr. Mardikian and Mardikian Marine Design. While the Registrant's management believes that the matter will be resolved in its favor, this case is in the early stages of litigation and there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of money damages on the Registrant's financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On May 29, 2003, the conversion date for the Series B and Series
C preferred shares was extended to from June 27, 2003 to December 27, 2003.

     The Registrant sold the following unregistered (restricted) securities during the quarter ended June 30, 2003:

(a) During the quarter ended June 30, 2003, the Registrant issued a total of 674,318 shares of common stock to two companies in connection with compensation under the private placement being conducted by the Registrant, valued at a total of $47,202 (average of $0.07 per share).

(b) During the quarter ended June 30, 2003, the Registrant issued a total of 1,000,000 shares of common stock to one individual in connection with consulting services performed for the company.
These services were valued at a total of $70,000 ($0.07 per share).

(c) During the quarter ended June 30, 2003, the Registrant sold a total of 6,760,000 shares of common stock to investors pursuant to its private placement memorandum, generating net proceeds of $502,700 (gross proceeds of $644,487 less offering expenses (fees and commissions) of $141,787), pursuant to the sale of common stock units. Each common stock unit consists of (a) 50 shares of common stock of the Registrant, (b) one warrant to purchase 25 shares of common stock of the Registrant at an exercise price of $0.20 per share, and (c) one warrant to purchase 25 shares of common stock, at an exercise price of $0.30 per share (which was subsequently reduced to $0.01 per share) (which has been exercised).

(d) During the quarter ended June 30, 2003, the Registrant issued to one of the directors, as compensation in such capacity, 250,000 shares of common stock, valued at $17,500 ($0.07 per share).

(e) During the quarter ended June 30, 2003, the Registrant issued shares of common stock and warrants (represented by 40,000 common stock units) valued at $210,000 to payoff a note for $50,000 and settle all outstanding claims of Atlantis Aggressive Growth Co. and Atlantis Partners Inc. related to the purchase of Technical Solutions Group, Inc. in June of 2002. Each common stock unit consists of (a) 50 shares of common stock of the Registrant, (b) one warrant to purchase 25 shares of common stock of the Registrant at an exercise price of $0.20 per share, and (c) one warrant to purchase 25 shares of common stock, at an exercise price of $0.30 per share (which was subsequently reduced to $0.01 per share) (which has been exercised). These shares and corresponding units were distributed as follows: (a) 2,025,000 shares (27,000 units) of common stock valued at an average of $0.07 share, or $141,750, to Atlantis Aggressive Growth Co., and 975,000 (13,000 units) shares of common stock valued at an average of $0.07 share or $68,250 to Atlantis Partners Inc.

The sales set forth above were undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended ("Act"), by the fact that:

     - the sales were made to a sophisticated or accredited investors, as defined in Rule 502;

     - the Registrant gave each purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the Registrant possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

     - at a reasonable time prior to the sale of securities, the Registrant advised each purchaser of the limitations on resale in the manner contained in Rule 502(d)2;

     - neither the Registrant nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

     - the Registrant exercised reasonable care to assure that each purchaser of the securities is not an underwriter within the meaning of Section 2(11) of the Securities Act of 1933 in compliance with Rule 502(d).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

     (a) Clarification of disclosure of Part II, Item 2 of Form 10-QSB for the quarter ended March 31, 2003:

     The total sales of 16,064,300 in connection with the private placement were the restricted shares issued as a result of the sale of common stock units (shares and exercised warrants). The net proceeds in connection with these sales were $1,094,955 (gross proceeds of $1,403,788 less offering expenses (fees and commissions) of $308,833).

     (b) Correction of disclosure on front cover of March 31, 2003 Form 10-QSB, and balance sheet therein, with regard to common stock: should read "no par value".

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

     No reports on Form 8-K were filed during the second quarter of the fiscal year covered by this Form 10-QSB.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Sonic Jet Performance, Inc.


Dated: August 18, 2003                 By: /s/ Madhava Rao Mankal
                                       Madhava Rao Mankal,
                                       President/Secretary/Chief
                                       Financial Officer

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

4.7    Amendment to Certificate of Designation of Series C
       Convertible Preferred Stock, dated November 14, 2002
       (incorporated by reference to Exhibit 10.6 of the Form 10-
       QSB filed on November 18, 2002).

4.8    Amendment to Certificate of Designation of Series B
       Convertible Preferred Stock, dated December 20, 2002
       (incorporated by reference to Exhibit 10.7 of the Form 10-
       KSB filed on April 16, 2003).

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

21     Subsidiaries of the Registrant (see below).

31     Rule 13a-14(a)/15d-14(a) Certification (see below).

32     Section 1350 Certification (see below).