Form 10QSB
period 2003-09-30
FORCE PROTECTION INC
filed 2003-11-18
CIK 1032863

U.S. SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                      FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                              COMMISSION FILE NUMBER: 0-22273

                                  FORCE PROTECTION, INC.
                         (formerly Sonic Jet Performance, Inc.)
                   (Exact name of Registrant as specified in its charter)

              Colorado                                      84-1383888
(State or jurisdiction of  incorporation                  I.R.S. Employer
            or organization)                             Identification No.)

    9801 Highway 78, Building No. 3, Ladson, South Carolina       29456
         (Address of principal executive offices)              (Zip Code)

               Registrant's telephone number:  (843) 740-7015

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: Common
                         Stock, No Par Value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
Yes    X      No          .

     As of September 30, 2003, the Registrant had 114,727,992 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes    No X  .

                                  TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                            PAGE

     ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

              REORT ON REVIEW BY INDEPENDENT
              CERTIFIED PUBLIC ACCOUNTANT                                    3

              CONSOLIDATED BALANCE SHEET
              AS OF SEPTEMBER 30, 2003                                       4

              CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE AND NINE MONTHS ENDED
              SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002                      5

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED
              SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002                      6

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 13

     ITEM 3.  CONTROLS AND PROCEDURES                                       18

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                             19

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                     19

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               20

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           20

     ITEM 5.  OTHER INFORMATION                                             21

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              23

SIGNATURES                                                                  24

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

            REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Force Protection, Inc. and Subsidiary

We have reviewed the accompanying consolidated balance sheet of Force Protection, Inc., formerly Sonic Jet Performance, Inc., and Subsidiary as of September 30, 2003, the related consolidated statements of operations (for the three months and nine months ended September 30, 2003 and 2002), and the related statements of cash flows for the nine months ended September 30, 2003 and 2002 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated April 6, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/  Michael Johnson & Co., LLC
Michael Johnson & Co., LLC
Denver, Colorado
November 12, 2003


                             FORCE PROTECTION, INC.
                    (formerly Sonic Jet Performance, Inc.)
                           CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 2003
                                 (Unaudited)

ASSETS:

Current Assets:
   Cash                                                          $    13,019
   Accounts Receivable                                               522,453
Investment
   Inventories                                                     2,005,960
   Other Current Assets                                              143,360
          Total Current Assets                                     2,684,792

Property and Equipment, net                                          251,607

Other Assets:
   Licensing Rights                                                  100,000
   Goodwill                                                        1,434,873
          Total Other Assets                                       1,534,873

Total Assets                                                       4,471,272

                    LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
   Accounts Payable                                                1,139,971
   Accrued Payroll Taxes and Other                                    89,105
   Reserves for Warranty and Restructuring                           524,099
   Deferred Revenue                                                1,095,876
   Short-Term Loan                                                   839,620
   Current Portion of Capitalized Lease Obligations                   58,610
          Total Current Liabilities                                3,747,281

Long-Term Liabilities: Cap. Lease (Net) and Other                    195,867
          Total Long-Term Liabilities                                195,867

Total Liabilities                                                  3,943,148

Stockholders' Equity:
Common, No Par Value, 300,000,000 Authorized,
114,727,992 Issued and Outstanding Shares                         19,700,320
   Shares Committed to be Issued                                     324,721
   Preferred, No Par Value:                                                -
Series B Convertible Preferred (10 shares issued and
outstanding)                                                          25,000
Series C convertible preferred (44 shares issued and
outstanding)                                                         434,000
   Retained Earnings                                             (16,382,535)
   Current Income (Loss)                                          (3,573,382)
Total Stockholders' Equity                                           528,124

Total Liabilities and Shareholders' Equity                         4,471,272

See accompanying accountant's review report and notes to financial statements

                              FORCE PROTECTION, INC.
                      (formerly Sonic Jet Performance, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                       Three months ended            Nine months ended
                                                          September 30,                September 30,
                                                       2003          2002            2003          2002
Revenues                                            $ 2,738,901    $ 1,192,241    $ 3,442,035   $ 1,554,874

Cost of  Sales                                        1,861,614        814,025      2,698,051     1,023,639

Gross Profit                                            877,287        378,216        743,984       531,235

Operating Expenses:
Selling, General and Admin. Expenses                    621,930      2,715,292      3,614,378     3,734,748

Total Operating Expenses                                621,930      2,715,292      3,614,378     3,734,748

Loss From Operations                                    255,357     (2,337,076)    (2,870,394)  (3,203,513)

Restructuring Expense                                         -              -        514,499            -

Profit (loss) after Restructuring Expense               255,357     (2,337,076)    (3,384,893) (3,203,513)

Other Income/Expense:
    Other Income                                         16,869            197        (28,483)     31,623
    Interest Expense                                    (88,981)        (9,466)      (160,006)     (6,254)

Total Other Income (Expense)                            (72,112)        (9,269)      (188,489)     25,370

Net Profit (Loss)                                       183,246     (2,346,345)    (3,573,382) (3,178,143)

Basic Profit (Loss) Per Share                            0.0017        (0.1058)       (0.0367)    (0.1432)

Diluted Profit (Loss) Per Shares                         0.0012        (0.1058)        (0.026)    (0.1432)

Weighted average common shares outstanding:
Basic                                               109,885,783     22,186,505     97,542,491  22,186,505

Diluted                                             150,008,346     22,186,505    137,665,054  22,186,505


See accompanying accountant's review report and notes to financial statements


                               FORCE PROTECTION, INC.
                       (formerly Sonic Jet Performance, Inc.)
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                     For the Nine Months Ending
                                                           September 30,
                                                       2003           2002

Cash Flows From Operating Activities:
  Net Loss                                       $ (3,573,382)    $ (3,178,142)
   Depreciation and Amortization                      138,546          111,053
   Impaired Assets                                                   1,087,500
   Goodwill in Consolidation                                -       (1,796,850)
   Beneficial Interest on Warrants                          -          309,173
   Provision for Inventory                                  -          389,474
   Common and Preferred Stock Issued
   for Services/Termination                         1,808,309          441,083
   Stock for Settlement of Vendor Claim               210,000
   Changes in Assets and Liabilities:
     (Increase) in Accounts Receivable               (356,210)         (20,608)
     (Increase) in Inventories                     (1,819,497)        (538,160)
     (Increase) Decrease in Other Assets              103,514         (476,050)
     (Decrease) Increase in Accounts Payable          266,427        1,070,063
     (Decrease) Increase in Payroll
Liabilities and Other                                  50,284          (23,458)
     (Decrease) Increase in Accrued
Expenses & Deferred Revenue                         1,095,876          218,046
     (Decrease) Increase in Reserves                  (23,716)         751,280
         Total Adjustments                          1,473,532        1,522,546
 Net Cash Used in Operating Activities             (2,099,849)      (1,655,596)

Cash Flow From Investing Activities:
  Purchase of Equipment                               (53,650)        (167,716)
  Proceeds from Sale of Property and Equipment              -                -
  Net Cash Provided By Investing Activities           (53,650)        (167,716)

Cash Flow From Financing Activities:
 Net Proceeds from Issuance of Common Stock         1,299,900          878,552
  Proceeds from Issuance of Preferred Stock           (20,000)         290,000
   Restricted Cash Realized                                            201,004
  Long Term Liabilities                               (99,279)         198,793
  Short Term Loans and Lease Obligations              841,423          443,741
  Net Cash Provided By Financing Activities         2,022,044        2,012,090

Increase in Cash                                     (131,455)         188,778

Beginning Balance                                     144,476           42,760

Ending Balance                                         13,020          231,538

See accompanying accountant's review report and notes to financial statements

                              FORCE PROTECTION, INC.
                    (formerly Sonic Jet Performance, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - PRESENTATION OF INTERIM INFORMATION

In the opinion of the management of Force Protection, Inc. and its subsidiary, Technical Solutions Group, Inc. ("TSG") (collectively, "Company"), the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2003, and the results of operations for the three months and nine months ended September 30, 2003 and 2002, and for cash flows for the nine months ended September 30, 2003 and 2002. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the fiscal year ended December 31, 2002.

NOTE 2 - FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company balances, transactions, and stockholdings have been eliminated.

NOTE 3 - INVENTORIES

Inventories at September 30, 2003 consisted of the following:

Raw materials and supplies         $322,875
Work in process                   1,875,210
Finished Goods                      120,906
Less: Provision                    (313,031)

Total Inventories                $2,005,960

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2003 consisted of the following:

Furniture and fixtures         $184,022
Machinery and equipment         421,680
Tooling - new products                -
Design rights                         -
Vehicles                            500
Demo vehicles                   192,530
  Less depreciation and
amortization                   (547,125)
Total property and equipment    251,607

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Leases.

On October 10, 2003, TSG entered into a lease agreement with Intertech Group, Inc. to lease 86,000 square feet of manufacturing and administrative space and transfer the Company's executive offices at the end of October, 2003 to new facilities at 9801 Highway 78, Building No. 3, Ladson, South Carolina. The term of the lease is five years starting October 15, 2003, with an option to renew for another five years. The space substantially increases the Company's ability to qualify for and fulfill larger contracts for its mine-protected vehicles. Annual rent is $215,000 for the first year plus utilities, taxes and maintenance, and $258,000 base rental for the next four years. The prior landlord has agreed to terminate its lease at the Company's prior headquarters located at 2031 Avenue B, Building 44, North Charleston, South Carolina, in exchange for payment of rent at this prior facility through November 30, 2003.

The Company has terminated its month-to-month lease in Stanton, California and transferred its headquarters to Ladson, South Carolina. Additionally, the month-to-month warehouse lease in Riverside, California was terminated with no penalty to the Company. The Company has no remaining obligations under the terminations. The Company's wholly owned subsidiary in China has been dissolved. The Company has no ongoing obligations in Nanning, China.

Employment Agreements.

During the second quarter of 2003, the Company negotiated certain changes in employment agreements with certain of its officers.

Under a previous agreement, dated June 20, 2002 and effective on July
1, 2002, the Company was to issue its CEO, Michael Watts, 2,000,000 restricted shares of common stock vesting immediately and delivered no later than one-year from the date of this agreement. In addition, he was to receive a warrant for 2,000,000 restricted shares of common stock, exercisable at $0.07 per share, vesting on the first and second anniversary dates of the agreement. Finally, he was to receive a warrant to purchase 10 shares of Company Series C preferred stock or its equivalent in Company common stock. These issuances were modified to be grants, effective July 1, 2002, of 2,000,000 restricted shares of common stock, plus a warrant for 1,000,000 restricted shares of common stock at $0.07 a share vesting on June 20, 2003, plus a warrant for 1,000,000 restricted shares of common stock vesting on June 20, 2004.

Garth Barrett is to receive a salary plus a grant of 10 shares of series "C" preferred stock.

On April 1, 2003, the Company entered into an agreement with Frank Kavanaugh, the Company's director of business development, for a salary, and a grant of 500,000 restricted shares of the Company's common stock. Also, during June 2003, Mr. Kavanaugh was granted 750,000 restricted shares of common stock that were committed in June of 2002, for consulting services as interim general manager during the second and third quarters of 2002.

In connection with the restructuring of the Company, it entered into a verbal termination agreement with Madhava Rao Mankal in connection with his prior employment agreement with the Company. The agreement stipulates that he remain chief financial officer of the Company until November 30, 2003 and then act as a consultant for the Company until December 31, 2003 at the same salary, without benefits, and receive a grant of 600,000 restricted shares of stock in September, 2003. On December 31, 2003 Mr. Mankal will be paid 90 days termination based on his annual rate of salary of $64,800. In June 2003, Mr. Mankal received 200,000 restricted shares of common stock for the first and second quarters of 2003 in connection with his employment contract dated March 17, 2003, and in September 2003 he received 600,000 restricted shares of common stock in connection with his termination agreement.

During the third quarter of 2003, the Company also negotiated a termination agreement with Hratch Khedesian, the Company's former production manager. Mr. Khedesian received 660,000 restricted shares of common stock in 2003 in connection with his employment contract dated January 2, 2002 and termination agreement. In addition Mr. Khedesian will receive future payments totaling $58,000 over the next two years. Executive officer compensation is subject to review on a periodic basis by the board of directors.

Acquisition of TSG International, Inc.

As part of the purchase of TSG International, Inc. (which owns 100% of Technical Solutions Group, Inc.,) in July 2002 (see 2002 Form 10-KSB), Ashford Capital, LLC, an advisor to the transaction and a shareholder of the Company, received shares equal to 10% of TSG International, Inc. in the form of a Series A preferred stock. An agreement was reached in April of 2003 under which Ashford Capital, LLC could exchange each shares of TSG International, Inc. Series A preferred stock for 50 shares of the Company's Series C preferred shares, by notifying the Company prior to October 15, 2003.

In September 2003, Ashford Capital, LLC and the Mr. Watts reached an agreement under which the TSG Series A preferred shares and the rights associated with the Series A preferred shares were purchased by Mr. Watts in a private sale between the parties and the right to exchange the shares was assigned to Mr.Watts by Ashford Capital LLC. On October 12, 2003, the Company was notified of Mr. Watts' intention to exercise his option to exchange his TSG International, Inc. preferred stock for the Company's Series C preferred stock. Under the terms of the agreement, Mr. Watts will exchange all his shares of TSG International, Inc. stock for 50 shares of Company Series C preferred stock effective October 15, 2003. As a result, the Company will hold 100% of TSG International, Inc.

Redemption of Series C Preferred Stock.

Under the terms of the Series C preferred stock, as reflected in an amended Certificate of Designation, shareholders could redeem each preferred share for $12,000 after a certain date. Under these terms, Mr. Noriaki Sasaki notified the Company of his request to redeem 10 shares of the Series C preferred stock at a schedule to be provided by the Company. The Company has agreed to a redemption schedule and has redeemed 2 of the 10 shares. The remaining 8 shares should be redeemed by January 2004. Subsequently, the remaining Series C shareholders have waived the redemption rights in return for an extension of the mandatory conversion dates (see 2002 Form 10-KSB).

Royalty/Licensing Agreements

On December 27, 2001, the Company entered into a new license agreement covering the design and other rights, with Mardikian Marine Design, an entity that includes two of the Company's larger shareholders, and a principal of the holder of the Company's Series B preferred stock.
The Company paid all outstanding obligations under the agreement for 2002 in the first quarter of 2003; in addition the Company paid all outstanding obligations under the agreement through June 2003. The remaining obligation under the agreement remain in dispute and is the subject of a claim by a member of Mardikian Marine Design and a counter suit against a member of Mardikian Marine Design. One of the principals of Mardikian Marine Design has informed the Company of his intention to revoke the licensing agreement to the Company and has filed a lawsuit against the Company (discussed in Part 2, Item 1 of this Form 10-QSB).

NOTE 6 - STOCK COMPENSATION PLAN

On September 30, 2003, the Company adopted a Directors and Consultants Retainer Stock Plan. A total of 5,000,000 shares can be issued under this plan and were registered under a Form S-8 registration statement filed with the Securities and Exchange Commission on November 7, 2003, and declared effective on that date. The purposes of the plan are to enable the Company to promote the interests of the Company and its shareholders by attracting and retaining both employee and non-employee directors and consultants by paying their retainer or fees in the form of free trading shares of the Company's common stock. No shares have yet been issued under this plan.

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

Equity compensation plans         (a) 1,987,829           (b) $0.11                 (c) 12,171
approved by security holders

Equity compensation plans
not approved by security holders        ________               ____                      _____

Total:                            (a) 1,987,829           (b) $0.11                 (c) 12,171


NOTE 7 - SALE OF ASSETS

Effective July 1, 2003 and modified on September 15, 2003, the Company transferred the sales activity and right to use the Stanton, California facility, and is obligated to transfer certain boat assets of the fire and rescue operations to its subsidiary, Rockwell Power Systems Inc. ("RPSI"), whose ownership the Company will control until completion of certain obligations by the management and investors of RPSI. In return, upon satisfaction by the investors in RPSI of certain financial and business obligations of the aforementioned agreement, the Company will control one third of the shares of RPSI.
The Company agreed to distribute the shares of RPSI to its shareholders no later than December 15, 2003. In addition, upon a successful merger or listing of RPSI on the Over the Counter Bulletin Board or its successor, the Company intends to sell the bulk of RPSI's remaining tangible and intangible assets associated with the fire rescue business for $500,000 in preferred Series A stock of RPSI. Finally, the parties agreed that RPSI has the option to purchase certain remaining recreational boat business assets for "book value" on March 1, 2004. The Company was notified by RPSI that a successful merger with a listed company was achieved in October 2003 with Xtreme Companies, which is listed on the OTCBB and that the payment to complete the transaction would be made during the fourth quarter of 2003.

NOTE 8 - OTHER TRANSACTIONS

Rights of Series B and Series C Preferred Shareholders.

Under the original agreements for Series B and Series C preferred shares, the conversion rights were extended to December 27, 2004 from the previous mandatory conversion of December 27, 2003. The extension was agreed to in exchange for waiving the time provisions for the filing of the registration statement by the registrant.

Capital Stock Transactions.

During the three months ended September 30, 2003, two restricted shares of Series C preferred stock were redeemed.

The Company issued to Scott Ervin, a director, as compensation in such capacity, 250,000 restricted shares of common stock during the three months ended September 30, 2003.

During the three months ended September 30, 2003, the Company also issued the following restricted shares of common stock

(a) 10,000 shares of common stock to one employee for services rendered to the company.

(b) A total of 424,836 shares of common stock to three companies for services rendered in connection with the private offering below.

(c) 800,000 shares of common stock to the Company's president in connection with the termination of his employment agreement with the Company, and 660,000 shares of common stock to the Company's former production manager in settlement of his employment agreement with the Company.

(d) 375,000 shares of common stock to one individual for legal services rendered to the company, a total of 250,000 shares of common stock to one ex-employee in connection with services rendered to the Company, and a total of 1,250,000 shares of common stock to three individuals in connection with the repayment of certain loans made to the Company.

During the three months ended September 30, 2003, the Company sold a total of 2,245,000 and 25,924,000 restricted shares of common stock and warrants, respectively, to investors pursuant to its private placement memorandum, generating net proceeds of $88,981 and $1,299,900 respectively, pursuant to the sale of common stock units. Each common stock unit consists of (a) 50 restricted shares of common stock of the Company, (b) one warrant to purchase 25 restricted shares of common stock of the Company at an exercise price of $0.20 per share, and (c) one warrant to purchase 25 restricted shares of common stock, at an exercise price of $0.30 per share (which was subsequently reduced to $0.01 per share) (which has been exercised).

Subsequent Event.

Not later than December 15, 2003, the Company intends to issue 50 shares of its Series C preferred stock to its CEO, Michael Watts, in exchange for his shares of TSG International, Inc. Series A preferred stock he currently owns. This transaction will make TSG International, Inc. a 100% owned subsidiary of the Company. See Note 5, Acquisition of TSG International, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Results of Operations.

(a)  Comparison of Three Months and Nine Months Ended September 30,
2003 and 2002.

     The following table sets forth the Registrant's consolidated statements of operations:



                                                       Three months ended            Nine months ended
                                                          September 30,                September 30,
                                                       2003          2002            2003          2002

Revenues                                          $ 2,738,901    $ 1,192,241    $ 3,442,035   $  1,554,874

Cost of Sales                                       1,861,313        814,025      2,697,751      1,023,639

Gross Profit                                          877,588        378,216        744,284        531,235

Operating Expenses:
Selling, General and Administrative Expenses          621,930      2,715,292      3,614,378      3,734,748

Gain (Loss) from Operations                           255,357     (2,337,076)    (2,870,394)    (3,203,513)

Restructuring Expense                                       -              -        514,499              -

Profit (Loss) after Restructuring Expense             255,357     (2,337,076)    (3,384,893)    (3,203,513)

Other Income/Loss
    Other Income                                       16,869            197        (28,483)        31,623
    Interest Expense                                  (89,981)       (9,466)       (160,006)        (6,254)

Total other Income (Expense)                          (72,112)       (9,269)       (188,489)        25,370

Net Profit (Loss)                                     183,246    (2,346,345)     (3,573,382)    (3,178,143)



     In an effort to focus on Technical Solutions Group, Inc.'s ("TSG") mine protected vehicles and achieve profitable operations in the third quarter, and as a result of the poor performance of the boat division and the long lead times necessary to achieve success in that business, the Registrant has, effective July 1, 2003, downsized and transferred the fire and rescue operations to a subsidiary company, Rockwell Power Systems, Inc. (See note 7, "Sale of Assets"). The Registrant has set up adequate financial reserves for warranty expenses on past sales and restructuring costs, and expects minimal internal resources to be devoted to Rockwell.

(b)  Revenue.

     Net sales for the three and nine months ended September 30, 2003 increased by approximately $1,500,000 and $1,900,000, respectively, compared to the three months and nine months ended September 30, 2002. On June 30, 2002 the Registrant acquired TSG, whose sales for the three-month and nine month periods ended September 30, 2003 were approximately $2,600,000 and $3,300,000, respectively. The increase in sales is attributable to TSG. Sales of boats actually declined for the nine months compared to last year. TSG began shipping production Buffalos under a U.S. Army contract in June of 2003, which contract comprised over 90% of the sales of that division.

(c)  Consolidated Operating Income.

     Third quarter consolidated income was approximately $256,000 in 2003, compared to a loss of approximately $2,300,000 in 2002. The loss for the nine months in 2003 decreased approximately 10% to approximately $2,900,000 from approximately $3,200,000 in 2002. The improvement in operations is due to the sales increase in the TSG division and the downsizing of the boat operations.

(d)  Segment Product Revenue and Operating Income (Loss).

     The following table presents our segment revenue and operating income in accordance with U.S. GAAP:



                                                        Revenue              Operating Income (Loss)
                                               3rd Qtr          9 Months     3rd Qtr        9 Months
Boats                                            118,537          152,750         5,483       (907,928)
TSG                                            2,620,364        3,289,285       369,541       (570,117)
Corporate                                                                      (119,667)    (1,392,349)

Consolidated                                   2,738,901        3,442,035       255,357      -2,870,394



(e)  Cost of Sales.

     Cost of sales for the three months and nine months ended September 30, 2003 was approximately $1,000,000 and $1,700,000 higher than the three months and nine months of 2002 respectively. Cost of sales percent was 68% and 78% of sales for the three months and nine months ended 2003 compared to approximately 78% and 66% for comparative periods in 2002. The ten-percentage points decrease in cost of sales in the 3rd quarter 2003 is the result of ramping up production of Buffalos.

(f)  Selling, General and Administrative Expenses.

     Selling, general and administrative expenses decreased for the three months ended September 30, 2003 from the corresponding period in 2002 by approximately $2,100,000. Last year the Registrant wrote-off non-performing and obsolete assets, settled with vendors related to the TSG purchase, and paid stock and cash for services incurred to finance the businesses and attract consultants to help with operations. For the nine months ended September 30, 2003, selling, general and administrative expenses were substantially the same in both years and reflected asset write downs, financing costs, outside professional services, and grants of stock to employees

(g)  Restructuring Expenses.

     Restructuring expenses are related to writing down the boat division assets to fair market value, direct expenses and employee termination agreements involved with the reorganization, transfer of the boat business, and the settling of liabilities related to the purchase of TSG.

(h)  Net Profit and Loss.

     Net profit of $183,333 for three months ended September 30, 2003 compared to a loss of $2,346,345 in the corresponding period of 2002. The turnaround in profit can be attributable to the government program selling TSG's Buffalos to the Army. The loss for the nine months of 2003 compared to the equivalent period last year increased by approximately $400,000. The increase is attributed to restructuring expenses and an increase in interest expense, offset by 3rd quarter profits from TSG.

(i)  Operating Activities.

     Operations for the three months were funded by factored sales. For the nine months operations were primarily funded by combination of sales from operations and funding activity (see Financing Activities).

(j)  Investing Activities.

     The Registrant's capital expenditures for the three months and nine months ended September 30, 2003 were $31,182 and $64,964 respectively, related to investments in office and manufacturing equipment. The Registrant anticipates that its capital expenditures during the remainder of 2003 will increase because of improvements to operating efficiencies, and relocation of the company's primary facilities.

(k) Financing Activities.

     During the three months and nine months ended September 30, 2003, the Company sold a total of 2,245,000 and 25,924,000 restricted shares of common stock and warrants, respectively, to investors pursuant to its private placement memorandum, generating net proceeds of $88,981 and $1,299,900, respectively pursuant to the sale of common stock units. For details about this transaction, see Note 8 - Capital Stock Transactions. The Registrant believes the issuance of the shares and warrants was exempt from registration under the private placement exemption available under Section 4(2) of the 1933 Securities Act.

     On March 31, 2003, the Registrant began securing capital
commitments through the issuance of promissory notes.   Under the
terms of the promissory notes, the loans are payable in six months with 8% interest; however, at the end of the term the loan has an option to convert into Series C preferred stock. As of June 30, 2003, the Registrant had obtained $725,000 in capital from note holders for 2003. Of this amount, $50,000 was converted into series C preferred stock. The terms of the remaining notes are being negotiated to be extended and management anticipates that a significant portion will convert to equity over the next six months.

     TSG has entered into an agreement with GC Financial Service, Inc.
by which this firm may purchase from Registrant certain accounts receivable and other rights, including without limitations, all liens, security interest, warrants and guarantees to secure payments of the accounts receivables. As of September 30, 2003 TSG had drawn approximately $3,800,000 gross, all of which has been repaid at September 30, 2003.

     On September 20, 2003, the registrant entered into an equity line of credit agreement with Dutchess Capital Management LLC. Under this agreement, Dutchess committed to purchase up to $3,500,000 of the Registrant's restricted common stock over the course of 36 months, after the date either free trading shares are deposited in an escrow account or a registration statement of the stock has been declares effective by the Securities and Exchange Commission. See Exhibit 4.9 to this Form 10-QSB. The amount that the Dutchess will be entitled to request from each of the purchase "puts" will be equal to 200% of the averaged daily volume ("ADV") multiplied by the average of the 3 daily closing prices immediately preceding the put date. The ADV shall be computed using the ten (10) trading days prior to the put date. The purchase price will be the 93% of the market price, which is defined as the average of the lowest closing bid price of the common stock during the pricing period (which is the 5 consecutive trading days immediately after the put date).

Liquidity and Capital Resources.

     As of September 30, 2003, cash and cash equivalents were approximately $13,000 compared to approximately $144,000 as of December 31, 2002. The Registrant has raised net proceeds of approximately $88,981 and $1,299,900 through a private placement during the three and nine months ended September 30, 2003, respectively. The Registrant's principal sources of capital have been cash flow from its operations, the sale of common stock, promissory notes mentioned in financing activities, and borrowings from G.C. Financial Services. Based on its current operating plan, the Registrant anticipates that additional financing will be required to finance growth in operations and capital expenditures, possibly in 2003 and definitely in 2004.

     Presently, the Registrant is generating sufficient revenue to cover expenses and hire employees. However, the Registrant's future liquidity will depend on its ability to obtain necessary financing from outside sources.

     The Registrant's currently anticipated levels of revenues and cash flow are subject to many uncertainties and cannot be assured. The amount of funds required by the Registrant will depend upon many factors, including without limitation, the extent and timing of sales of the Registrant's products, future inventory costs, the timing and costs associated with the establishment and/or expansion, as appropriate, of the Registrant's manufacturing, development, engineering and customer support capabilities, the timing and cost of the company's product development and enhancement activities and the company's operating results. Until the Registrant generates cash flow from operations that will be sufficient to satisfy its cash requirements, the company will continue to seek alternative means for financing its operations and capital expenditures and/or postpone or eliminate certain investments or expenditures. Potential alternative means for financing may include leasing capital equipment, obtaining a line of credit, or obtaining additional debt or equity financing. There can be no assurance that, if and when needed, additional financing will be available, or available on acceptable terms. The inability to obtain additional financing or generate sufficient cash from operations could require the Registrant to reduce or eliminate expenditures for capital equipment, research and development, production or marketing of its products, or otherwise curtail or discontinue its operations, which could have a material adverse effect on the Registrant's business, financial condition and results of operations. Furthermore, if the Registrant raises funds through the sale of additional equity securities, the common stock currently outstanding may be further diluted.

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

PART II B OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     On June 26, 2003 Albert Mardikian, a major company shareholder and patent holder of certain designs and components of the Registrant's boats, filed a complaint against the Registrant in the Orange Country Superior Court. The complaint alleges breach of contract of the license agreement dated December 27, 2001 between Mr. Mardikian, Mardikian Marine Design, and the Registrant. The complaint further alleges breach of an employment and agency agreement between the Registrant and Mr. Mardikian, and fraud, conversion and unfair competition. The Registrant has filed an answer denying these allegations, and on July 28, 2003 filed a cross-complaint against Mr. Mardikian and Mardikian Marine Design. While the Registrant's management believes that the matter will be resolved in its favor, this case is in the early stages of litigation and there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of money damages on the Registrant's financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Registrant sold the following unregistered (restricted) securities during the quarter ended September 30, 2003:

     (a) On July 15, 2003 and August 11, 2003, the Registrant issued a total of 126,123 shares of common stock to one company for services rendered in connection with the private offering discussed above valued at $12,613 ($0.10 per share).

     (b) On July 31, 2003, the Registrant issued 10,000 shares of common stock to one employee for services rendered to the company valued at $700 ($0.07 per share).

     (c) On August 11, 2003 and August 18, 2003, the Registrant issued a total of 660,000 shares of common stock to the company's former production manager in settlement of his employment agreement with the Registrant; these shares were valued at $46,200 ($0.07 per share).

     (d) On August 11, 2003 and September 13, 2003, the Registrant issued a total of 800,000 shares of common stock to the company's president in connection with the termination of his employment agreement with the Registrant; these shares were valued at $62,000 (average of $0.0775 per share).

     (e) On September 13, 2003, the Registrant issued a total of 298,713 shares of common stock to two companies for services rendered in connection with the private offering discussed above; these shares were valued at $26,871 (average of $0.0899 per share). On this date, the Registrant also issued 375,000 shares of common stock to one individual for legal services rendered to the company valued at $26,250 ($0.07 per share). On this date, the Registrant also issued a total of 500,000 shares of common stock to two individuals (one a director and one an ex-employee of the company) in connection with services rendered to the Registrant valued at $35,000 ($0.07 per share). Finally, on this date the Registrant issued a total of 1,250,000 shares of common stock to three individuals in connection with the repayment of certain loans made to the company; these shares were valued at $87,500 ($0.07 per share).

     (f) During the quarter, the Registrant sold a total of 2,245,000 shares of common stock to investors pursuant to its private placement memorandum, generating net proceeds of $88,981 (gross proceeds of $164,650 less offering fees and commissions of $75,669) pursuant to the sale of common stock units. Each common stock unit consists of
(a) 50 shares of common stock of the Registrant, (b) one warrant to purchase 25 shares of common stock of the Registrant at an exercise price of $0.20 per share, and (c) one warrant to purchase 25 shares of common stock, at an exercise price of $0.30 per share (which was subsequently reduced to $0.01 per share and which has been exercised).

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On August 21, 2003, the annual shareholders meeting of the Registrant was held at the TSG manufacturing facility in North
Charleston, South Carolina. At that meeting, at which a quorum was present in person or by proxy, the following items were submitted and adopted:

Election of the Board of Directors.

     The following individuals were elected to serve as directors of the Registrant:

     (a) Michael Watts: 66,548,858 votes in favor and 418,014 votes withheld.

     (b) Madhava Rao Mankal: 66,622,858 votes in favor and 343,014 votes withheld.

     (b) R. Scott Ervin: 66,632,848 votes in favor and 343,014 votes withheld.

Appointment of Auditors.

     Michael Johnson & Co, LLC was appointed as auditor for the Registrant for the fiscal year that commenced on January 1, 2003:
66,455,059 votes in favor, 118,014 votes against, and 387,659 votes abstaining.

Amendment of Articles.

     An amendment to the Articles of Association of the Registrant was adopted to change the name of the company to "Force Protection, Inc.":
66,248,358 votes in favor, 193,014 votes against, and 525,000 votes abstaining.

ITEM 5.  OTHER INFORMATION.

Employment Agreements.

     During the second quarter of 2003, the Registrant negotiated certain changes in employment agreements with certain of its executive officers:

     (a) Under a previous agreement dated June 20, 2002 and effective on July 1, 2002 (see Exhibit 10.1 to this Form 10-QSB), the Registrant was to issue its CEO, Michael Watts, 2,000,000 restricted shares of common stock vesting immediately and delivered no later than one-year from the date of this agreement. In addition, he was to receive a warrant for 2,000,000 restricted shares of common stock, exercisable at $0.07 per share, vesting on the first and second anniversary dates of the agreement. Finally, he was to receive a warrant to purchase 10 shares of Registrant Series C preferred stock or its equivalent in Registrant common stock. These issuances were modified by the board of directors to be grants, effective July 1, 2002, of 2,000,000 restricted shares of common stock, plus a warrant for 1,000,000 restricted shares of common stock at $0.07 a share vesting on June 20, 2003, plus a warrant for 1,000,000 restricted shares of common stock vesting on June 20, 2004.

     (b) On April 1, 2003, the Registrant entered into an agreement with Frank Kavanaugh, the Registrant's director of business development, for a salary, and a grant of 500,000 restricted shares of the Registrant's common stock (see Exhibit 10.3 to this Form 10-QSB). Also, during June 2003, Mr. Kavanaugh was granted 750,000 restricted shares of common stock that were committed in June of 2002, for consulting services as interim general manager during the second and third quarters of 2002.

     (c) In connection with the restructuring of the Registrant, it entered into a verbal termination agreement with Madhava Rao Mankal in connection with his prior employment agreement with the Registrant (see Exhibit 10.2 to this Form 10-QSB). The agreement stipulates that he remain chief financial officer of the Registrant until November
30, 2003 and then act as a consultant for the Registrant until December 31, 2003 at the same salary, without benefits, and receive a grant of 600,000 restricted shares of stock in September, 2003. On December 31, 2003 Mr. Mankal will be paid 90 days termination based on his annual rate of salary of $64,800. In June 2003, Mr. Mankal received 200,000 restricted shares of common stock for the first and second quarters of 2003 in connection with his employment contract dated March 17, 2003, and in September 2003 he received 600,000 restricted shares of common stock in connection with his termination agreement.

Conversion of TSG International, Inc. Shares.

     As part of the purchase of TSG International, Inc. (which owns 100% of Technical Solutions Group, Inc.,) in July 2002 (see Exhibit
2.2 to this Form 10-QSB and the 2002 Form 10-KSB), Ashford Capital, LLC, an advisor to the transaction and a shareholder of the Registrant, received shares equal to 10% of TSG International, Inc. in the form of a Series A preferred stock. An agreement was reached in April of 2003 (see Exhibit 4.9 to this Form 10-QSB) under which Ashford Capital, LLC could exchange each shares of TSG International, Inc. Series A preferred stock for 50 shares of the Registrant's Series C preferred shares, by notifying the Registrant by October 15, 2003.

     In September 2003, Ashford Capital, LLC and the Mr. Watts reached an agreement under which the TSG Series A preferred shares and the rights associated with the Series A preferred shares were purchased by Mr. Watts in a private sale between the parties and the right to exchange the shares was assigned to Mr.Watts by Ashford Capital LLC. On October 12, 2003, the Registrant was notified of Mr. Watt's intention to exercise its option to exchange its TSG International, Inc. preferred stock for the Registrant's Series C preferred stock. Under the terms of the agreement, Mr. Watts will exchange all his shares of TSG International, Inc. stock for 50 shares of Registrant Series C preferred stock effective October 15, 2003. As a result, the Registrant will hold 100% of TSG International, Inc.

Redemption of Series C Preferred Stock.

     Under the terms of the Series C preferred stock, as reflected in an amended Certificate of Designation, shareholders could redeem each preferred share for $12,000 after a certain date. Under these terms, Mr. Noriaki Sasaki notified the Registrant of his request to redeem 10 shares of the Series C preferred stock at a schedule to be provided by the Registrant. The Registrant has agreed to a redemption schedule and has redeemed 2 of the 10 shares. The remaining 8 shares should be redeemed by January 2004. Subsequently, the remaining Series C shareholders have waived the redemption rights in return for an extension of the mandatory conversion dates (see 2002 Form 10-KSB).

Sale of Assets.

     Effective July 1, 2003 and modified on September 15, 2003, the Registrant transferred the sales activity and right to use the Stanton, California facility, and is obligated to transfer certain boat assets of the fire and rescue operations to its subsidiary, Rockwell Power Systems Inc. ("RPSI"), whose ownership the Registrant will control until completion of certain obligations by the management and investors of RPSI. In return, upon satisfaction by the investors in RPSI of certain financial and business obligations of the aforementioned agreement, the Registrant will control one third of the shares of RPSI. In addition, upon a successful merger or listing of RPSI on the Over the Counter Bulletin Board or its successor, the Registrant intends to sell the bulk of RPSI's remaining tangible and intangible assets associated with the fire rescue business for $500,000 in preferred Series A stock of RPSI. Finally, the parties agreed that RPSI has the option to purchase certain remaining recreational boat business assets for "book value" on March 1, 2004. The Registrant was notified by RPSI that a successful merger with a listed Registrant was achieved in October 2003 with Xtreme Companies, which is listed on the OTCBB and that the payment to complete the transaction would be made during the fourth quarter of 2003.

Subsequent Events.

     (a) Effective on November 7, 2003, Mr. Kavanaugh, the principal of Ashford Capital LLC, and Gale Aguilar were appointed to the Registrant's board of directors.

     (b) Effective on November 30, 2003, Mr. Mankal will resign as president and chief financial officer, and on that date, Thomas H. Thebes will assume the position of chief financial officer of the Registrant. Mr. Mankal will remain a member of the board of directors.

     (c) Not later than December 15, 2003, the Registrant intends to distribute all common shares held in Xtreme Companies received in exchange for its holdings in Rockwell Power Systems, Inc. to its shareholders.

     (d) Not later than December 15, 2003, the Registrant intends to issue 50 shares of its Series C preferred stock to Mr. Watts, in exchange for his shares of TSG International, Inc. Series A preferred stock he currently owns. This transaction will make TSG
International, Inc. a 100% owned subsidiary of the Registrant.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

     No reports on Form 8-K were filed during the third quarter of the fiscal year covered by this Form 10-QSB.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Force Protection, Inc.


Dated: November 14, 2003               By: /s/ Michael Watts
                                       Michael Watts, Chief Executive Officer


Dated: November 14, 2003               By: /s/ Madhava Rao Mankal
                                       Madhava Rao Mankal,
                                       President/Chief Financial Officer


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

2.3 Modification of Business Asset Sale, License Agreement & Assignment of Rights between the Registrant and Rockwell Power Systems, Inc., dated September 15, 2003 (including the following exhibits: Exhibit A: Bill of Sale; Exhibit B:
        Employee Transfer Consent; Exhibit C: Disclosure Notice; and Exhibit D: Post Acquisition Capital Structure) (see below).

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

4.9 Letter Agreement between the Registrant and Ashford Capital LLC, dated April 15, 2003 (see below).

4.10 Investment Agreement between the Registrant and Dutchess Private Equities Fund, L.P., dated September 22, 2003, including the following exhibit: Exhibit A: Registration Rights Agreement (the following exhibits have been omitted:
        Exhibit B: Opinion of Company's Counsel; Exhibit C:
        [reserved]; Exhibit D: Broker Representation Letter; Exhibit
        E: Board Resolution; Exhibit F: Put Notice; and Exhibit G:
        Put Settlement Sheet) (the following schedules have been omitted: Schedule 4(a): Subsidiaries; Schedule 4(c):
        Capitalization; Schedule 4(e): Conflicts; Schedule 4(g):
        Material Changes; Schedule 4(h): Litigation; Schedule 4(l):
        Intellectual Property; Schedule (n) Liens; and Schedule 4(t) Certain Transactions) (see below).

10.1 Employment Offer Letter between the Registrant and Michael Watts, dated June 20, 2002 (see below).

10.2 Modified Employment Offer Letter dated March 17, 2003 between the Registrant and Madhava Rao Mankal, dated March 17, 2003 (incorporated by reference to Exhibit 10.14 of the Form 10-KSB filed on April 16, 2003).

10.3    Employment  Offer Letter between the Registrant and Frank
        Kavanaugh, dated March 31, 2003 (incorporated by reference to Exhibit 10.16 of the Form 10-KSB filed on April 16, 2003).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-QSB filed on August 19, 2003).

31.1    Rule 13a-14(a)/15d-14(a) Certification (see below).

31.2    Rule 13a-14(a)/15d-14(a) Certification (see below).

32      Section 1350 Certification (see below).