Form 10KSB/A
period 2003-12-31
FORCE PROTECTION INC
filed 2004-03-03
CIK 1032863

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                ----------------
                                  AMENDMENT #1

          {X} ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003
                                       or
        { } TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from 01-01-2003 to 12-31-2003

                         Commission File Number 0-22273

                           FORCE PROTECTION, INC.
                 (Name of small business issuer in its charter)

                                ----------------

                               Colorado 84-1383888
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)


                 9801 Highway 78, Building No. 3, Ladson, SC  29456

               (Address of principal executive offices) (Zip Code)
                                 (843) 740-7015
                           (Issuer's telephone number)
        Securities registered pursuant to Section 12(b) of the Act: None

Securities  registered  pursuant to Section 12(g) of the Act: Common
                     Stock, par value $.0001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes {X} No { }

Check if there is no disclosure of delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. { }

Issuer's revenues for fiscal year ending December 31, 2003 - $6,247,285.

The aggregate market value of the voting Common Stock held by non-affiliates of the issuer was approximately $3,483,764 (computed using the 49,768,057 non affiliate shares outstanding at closing price of $0.07 per share of Common Stock on December 31, 2003 as reported by the Over the Counter Bulletin Board).

As of December 31,2003,the issuer had 122,280,238 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer's Proxy Statement prepared in connection with the Annual Meeting of Stockholders to be held in 2004 are incorporated by reference in Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes { } No
{ X }

                              FORCE PROTECTION, INC.

                                   FORM 10-KSB

                                TABLE OF CONTENTS

                                                                           Page

Forward-Looking Statements                                                    4

                                     Part I

Item 1.  Description of Business                                              4
Item 2.  Description of Property                                             12
Item 3.  Legal Proceedings                                                   12
Item 4.  Submission of Matters to a Vote of Security Holders                 12

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters            13
Item 6.  Selected Financial Data                                             18
Item 7.  Management's Discussion and Analysis or Plan of Operation           18
Item 7B. Risk Factors                                                        22
Item 8.  Financial Statements                                                29
         Management Report
         "Independent Auditors" Report
         Statement of Consolidated Operations
         Statement of Consolidated Financial Position (Balance Sheet)
         Statement of Consolidated Cash Flows
         Statement of Shareholders' Equity
         Statement of Consolidated Comprehensive Income (Loss)
         Notes to the Consolidated Financial Statements                      39
Item 9.  Changes In and Disagreements With Accountants on
              Accounting and Financial Disclosure                            48
Item 9A. Control and Procedures                                              48

                                    Part III

Item 10.  Directors, Executive Officers, Promoters and Control
          Persons; Compliance With Section 16(a) of the Exchange Act         49
Item 11. Executive Compensation                                              52
Item 12. Security Ownership of Certain Beneficial Owners and
         Management                                                          54
Item 13. Certain Relationships and Related Transactions                      55

                                    Part IV

Signatures                                                                   58
Item 14. Exhibits and Reports on Form 8-K                                    61

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K are forward-looking statements that are based on current expectations, estimates, forecast and projections about us, our future performance, the industries in which we operate, our beliefs and our managements assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are found at various places throughout this report and in the documents incorporated herein by reference. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. These risk and uncertainties include the failure of the vehicle protection market to improve or to improve at the pace we anticipate; continued net losses and negative operating cash flow that may affect our ability to satisfy our cash requirements; our ability to realize the benefits we expect from our strategic direction and restructuring program; our ability to secure additional sources of funds on reasonable terms; our credit ratings; our ability to compete effectively; our reliance on a limited number of key customers; our exposure to the credit risk of our vendors; our reliance on third parties to manufacture some of our components and parts; the cost and other risks inherent in our long-term sales agreements; our product portfolio and the ability to keep pace with technological advances in our industry; the complexity of our products; our ability to retain and recruit key personnel; existing and future litigation; our ability to protect our intellectual property rights and the expenses we may incur in defending such rights; changes in environmental health and safety law; changes to existing regulations or technical standards; and the social, political and economic risks of our foreign operations. For a more detailed list of risks and uncertainties please refer to " Risk Factors". Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise.

                                       PART I

Item 1   BUSINESS

Overview: Force Protection, Inc.

Force Protection, Inc. incorporated in the State of Colorado in November 1996. Our wholly-owned subsidiary, Technical Solutions Group, Inc. incorporated in Nevada in 1997. We acquired Technical Solutions Group, Inc. in July 2002. Through our subsidiary, Technical Solutions Group; Inc. we design, manufacture and market mine protected vehicles that are protected against landmines and hostile fire. These products are designed to protect and save lives. The mine-protected vehicles used by military organizations domestically and abroad are typically used for transportation, de-mining, and special applications.

Our principal executive offices are located at 9801 Highway 78, #3, Ladson, South Carolina 29456. Our telephone number is (843) 740-7015. Our website address is www.forceprotectioninc.com. Information contained on our website does not constitute part of this report and our address should not be used as a hyperlink to our website.
We are an Over-the-Counter company, publicly traded on the Over the Counter Bulletin Board under the ticker symbol "FRCP.OB."

Details:

Force Protection, formally Sonic Jet Performance, Inc. (the "Company) designs, manufactures and markets mine protected vehicles. The products combine innovative designs with power, safety, handling and stability to create vehicles designed to protect and save lives. Force Protection, Inc. is a publicly traded company, which trades on the Over-the-Counter Bulletin Board, ( National Quotation Service under the ticker symbol "FRCP.OB").

The Company is headquartered in Ladson, South Carolina and is comprised of one business division and a corporate group. The operating division is the Mine Protected Vehicles division, ("TSG"), which is located in Ladson, South Carolina.

     - TSG designs, manufactures and markets mine-protected vehicles (collectively, the "MPVs" or "Vehicles") used by police, and military organizations domestically and abroad for transportation, de-mining, and special applications.

During 2003 the company , the Company shifted its primary focus to producing mine clearing and protection vehicles with its Acquisition of Technical Solutions Group Inc.

Force Protection (collectively the "Company") conducts operations through its facility almost exclusively in the United States, with some operations conducted in South Africa and England.

The Company has dedicated its efforts to producing the finest mission-specific vehicles for fire, rescue, law enforcement, military, and government agencies. The Company is a complete design-to-manufacturing organization.

The Company plans to become the leading proprietary designer and manufacturer of mission-specific specialty vehicles - delivered at a superior cost-versus-performance ratio to competitive products.

History:

We organized under the laws of the State of Colorado, having been originally incorporated in November 1996, as Boulder Capital Opportunities III. Effective June 30, 1998, we acquired all assets and assumed all liabilities of Sonic Jet Performance, LLC, a California limited liability company in the business of producing and marketing recreational boats, jet boats, trailers, and related accessories. On November 4, 1998, we changed our name to Sonic Jet Performance, Inc. In 2000, and 2001 the Company emphasized recreational boats, and generated gross revenues of approximately one million dollars ($1,000,000) while sustaining operating losses. As part of the shift in 2002 to focus primarily on Commercial Boats, the Company relocated its corporate headquarters, assembly, and prototyping facility to Stanton, California and a storage facility in Riverside, California.

In July of 2002 the Company acquired all of the shares of Technical Solutions Group (TSG), a development stage manufacturer of Mine Protected Vehicles based in Charleston, South Carolina. The shares are held in a subsidiary, TSG International, a Nevada Corporation established in 2002 and controlled by the Company. TSG was originally formed 1997 to supply specialty vehicles to military and law enforcement agencies worldwide. The vehicles are used to transport personnel in hostile areas that may include landmines, and to locate and remove landmines. The Company's primary products are Mine Protected and Armored Land Vehicles produced, during 2002, in 85,000 square feet of office and heavy manufacturing space on the grounds of the former Navy Shipyard in Charleston, South Carolina.

In July of 2003 we determined that our limited resources would be better focused on TSG and began the process of moving our headquarters to South Carolina and realizing the most value for our existing watercraft business. From July through September we negotiated and finalized an agreement with investors that was consummated in October of 2003 to sell certain assets related to our Fire Rescue Boat Business.

In August of 2003 we changed our name to Force Protection, Inc. to reflect our focus on Mine Protected Vehicles. We now own 100% of our subsidiary Technical Solutions Group and are focused on our primary products which are Mine Protected and Armored Land Vehicles produced in 86,000 square feet of office, and heavy manufacturing space in Ladson, South Carolina.

Leases:

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

Business Overview

Technical Solutions Group:

The Company is a complete design-to-manufacturing organization, creating or licensing designs, and creating tooling, molds, and parts necessary to assemble the products in-house. The Company is dedicated to producing the finest, technologically superior, commercial, and military vehicles to protect and save lives.

This unique design capability, combined with extensive field experience in vehicles have allowed us to position ourselves as an innovative pioneer in the creation of specialty vehicles.

The Vehicle or Mine Protected Vehicle "MPV" contracts typically are fixed-price. The Company also anticipates contracts for research, engineering, and prototypes that are typically cost-plus arrangements, under which we are reimbursed for approved costs and also receive a fee. Our production contracts are typically fixed-price arrangements under which we assume the risk of cost overruns and receive the benefit of cost savings. All of our contracts, whether we are the prime contractor or a subcontractor, are subject to audit and cost controls. As a result, the customer typically has the right to object to our costs as not allowable or as unreasonable, which can increase the costs we bear rather than allow recovery as costs.

Customer Activity

Twelve Buffalo mine protected vehicles have been delivered to the U.S. Army prior to the end of 2003. One more Buffalo was shipped during January 2004. The vehicles were extensively tested prior to selection by the Army. In addition, in 2002 we delivered eight Cougar/Tempest vehicles to the British Ministry of Defense. These vehicles are part of an Urgent Operational Requirement, and the Cougar beat out several competitors for this contract, including vehicles from Vickers, Australian Defense Industries, and KMW Industries.

In tests at the U.S. Army proving grounds, the Buffalo blast capsule protected both the occupants and the critical automotive components from the effects of large mine blasts. The vehicles integrate a blast resistant capsule with a truck engine and drive train, and have a modern design that uses American-made trucks. A key aspect of mine protected vehicle design is the dispersion of hot gasses released by a mine blast. The force of the blast is routed along the V hull and dissipated to the side of the vehicle so that the vehicle is not lifted or severely damaged by the blast. It is the absence of this V hull design that makes it virtually impossible to properly protect a standard vehicle by retrofitting armor plates. The design must be undertaken from the beginning with mine protection as the primary design criteria.

We are using the Buffalo platform for a special project for the US Navy and continue to ship spares and steel wheels to the US Army.

Industry Overview

The basic concept of Mine Protected Vehicles was developed in Rhodesia and South Africa in response to the landmine problems arising from the wars in Southern Africa. The vehicles were designed to protect personnel during transport, removal of Unexploded Ordnance, route clearance, humanitarian de-mining, and other missions that require protection from landmines and hostile fire. The technology has been developed and used in several parts of the world, principally Africa, over the last 20 years in response to the intense use of landmines in that region. The world market for mine-protected vehicles is growing rapidly.

Landmines are a weapon of choice for terrorists and insurgent groups because they are highly effective yet relatively low cost. Rising populations in heavily mined regions and the need to utilize and develop such areas means the problem can no longer be ignored. With increasing world tensions, there is a need for vehicles that can provide a protection against these threats during a variety of missions. Such missions include troop transport in and around Unexploded Ordnance or mine threat areas as well as route clearance and humanitarian de-mining - which require entrance into known mine fields.

Mine protected vehicles have been purchased worldwide, principally in Africa, with additional purchases by several NATO allied countries.
Troop movements in overseas operations face a continuous threat because of the use of land mines or the possibility of ambush and enemy fire. Vehicles that move troops or ordnance economically and are protected against ballistic, incendiary, landmine hazards, and Improvised Explosive Devices (IED's) are useful in these situations.
This is a pressing issue for the U.S. and its allies throughout the world. The recent deaths of American and Allied personnel throughout
Iraq, Afghanistan, and earlier deaths in Kosovo of American solders while riding in an up-armored M998 High Mobility Multi-purpose
Wheeled Vehicle (Hummv) highlights the need for mine protected vehicles. Personnel transport missions create the greatest portion of demand for Mine Protected Vehicles. Various types of landmine and Unexploded Ordnance clearance missions also generate demand.
Embassies, consulates, and other U.S. government agencies require vehicles to safely transport personnel at low cost. The modified
Chevrolet Suburban or High Mobility Multi-purpose Wheeled Vehicle s does not provide adequate protection against high-powered automatic rifles or explosives as demonstrated in Iraq and Afghanistan.
U.S. Law enforcement agencies have a pressing need to move personnel safely in dangerous situations, such as riots or standoffs with armed militant groups as demonstrated in a bank robbery stand-off in Los
Angeles. Mine protected vehicles are used around the world in mine problem areas by most military organizations. The current "hot spots" in which the U.S. and other allied countries operate, and the likely areas for the future in the "War on Terrorism", are all heavily mined. Currently there are no current technologies available to detect mines effectively enough to avoid them, so mine protected vehicles are valuable for the U.S. to protect its troops.

Products

The specialty vehicle business requires experience with blast protection and vehicle design, heavy manufacturing equipment and facilities, and knowledge of target customers. The cycle for product entrance into this market is long and complex. We have attained credibility with our products, and have sold production vehicles to the U.S. and British militaries. Our units have seen action in Iraq, Afghanistan and Bosnia.

Buffalo

A Mine Resistant Vehicle with multiple mission configurations and field reparability. This design mates a monocoque capsule protection, meaning the hull is built as a single unit, with a Peterbilt or other U.S. manufactured truck. The Buffalo offers protection against mines with 45-pounds of TNT under the wheel and 30-pounds of TNT under the centerline protection, along with standard ballistic protection, which is 7.62mm NATO ball which is the international standard for ballistics, upgradeable to Dragunov Anti-Personnel round protection. The roof is identical to the sides, providing equal overhead ballistic and splinter protection, creating a full 360-degree occupant protection, a capability that is essential for urban fighting. Self Forming Fragmentation Plates, which protect the occupants of the vehicle against newer landmine technology, are available as an option. C-17 transportable.

Cougar

The Cougar is versatile and multi-purpose. It can be configured to satisfy a wide variety of mission requirements. The purpose-built monocoque capsule is designed to protect both the driver and crew from both ballistic and mine/blast threats, and is mated with commercial automotive technology from Peterbilt,` Marmon-Herrington, Fabco, and others to produce a user-friendly and adaptable vehicle. The Cougar can be configured to serve as a mine protected 8 - 10 seat troop transport vehicle, a weapons platform, a law enforcement special response vehicle, an EOD/Range Clearance vehicle, or a VIP Protection vehicle. It is available in various configurations including: 4x2, 4x4, and 6x6. The Cougar is protected to 30 pounds of TNT on any wheel and 15 pounds of TNT on the centerline. C-130 Transportable.

Tempest

The Tempest is a heavy duty version of the Cougar that adds a Self Forming Fragment Plate to provide protection against state-of-the art Self Forming Fragment "Tank Killer" mines. C-17 transportable.

Typhoon

Typhoon is the ultimate urban combat vehicle. It is a multi-role armored combat vehicle. Typhoon has an improved hull, upgraded ballistic protection, enhanced access, reduced profile, and a remote controlled weapons platform. Designed to seat eight passengers and upgradeable with an interior based upon customer requirements. The vehicle can withstand a single anti-tank land mine explosion on any wheel. The Typhoon has ballistic protection to 7.62 x 51mm NATO AP, which can be increased to Dragunov Armor Piercing anti personnel rounds.

All products have superior power/weight ratios.

Iguana

Iguana is a high mobility all-terrain combat vehicle that fits in the V-22 Osprey. It is a fully articulated tail-steer vehicle that can scale a four foot high obstacle. It has a limited swimming capability.

Competitive Positioning

We are subject to significant competition that could harm our ability to win business and increase the price pressure on our products. We face strong competition from a wide variety of firms, including large, multinational vehicle, defense and aerospace firms such as Alvis, Vickers, Australian Defense Industries, KMW Industries and Oshkosh. Most of our competitors have considerably greater financial, marketing and technological resources than we do which may make it difficult to win new contracts and we may not be able to compete successfully. Certain competitors operate fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources, as a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their products.
We believe our competitive advantages include:

     - as an American company, access to American commercial drive train technology, which has the best after market support system in the world,

     - as an American producer of mine protected vehicles, many countries wish to purchase from America rather from the third world, our mine protected vehicles are effective and were tested and accepted by the U.S. Army and the British Ministry of Defense,

     - access to low cost heavy manufacturing facilities,

     - Exclusive rights to South African blast protection technology, considered the best in the world,

     - updated designs will take time for competitors to develop.

The Company's Buffalo soundly beat the former Mine Protected Vehicle standard, the Casspir, in an exhaustive testing program conducted by the US Army. This testing has determined that the future Mine Protected Control Vehicle for de-mining and route clearance missions for the Army will be the Buffalo. The US Army has so far purchased thirteen Buffalos.

The Company has also delivered Tempest vehicles to the British
Ministry of Defense (MOD).

These vehicles are part of an Urgent Operational Requirement, and the Cougar beat out seven competitors for this important contract, including vehicles from Vickers, Australian Defense
Industries, and KMW. The Tempests have been deployed in Bosnia, Iraq, and Afghanistan.

The Company has an exclusive license to manufacture five current designs from Mechem Consultants, the South African governmental agency that designed and produced over 33 of South Africa's original countermine vehicles. Each design is being systematically migrated into novel, U.S. -only, designs.

Sales and Marketing:

Our primary sales and marketing efforts are done through employees including the various senior executives in our company who call on prospective customers and foreign agents representing various governments and agencies who would have an interest in our product offerings. Currently our primary sales staff resides in the states of South Carolina and Connecticut, and we have a European presence with an employee based in England. The company engages in some advertising focused on the military community.

Marketing efforts include our web site, brochures, and independent referral sources who assist the company in identifying opportunities for our products and services. Any payments to referral sources are negotiated on a case by case basis and are dependent on various factors including the quality of the referral, the opportunity, the role of the referral sources in the sale, and the potential revenues associated with a specific opportunity. Many of these referral sources have established relationships with the potential customers through the sale of other products and services.

Our specialty vehicle business requires many years of experience with Blast protection and vehicle design, substantial heavy manufacturing equipment and facilities, and knowledge of and relationships with the target customers. The cycle for product entrance into this market is long and complex. The vehicles are big-ticket items with healthy margins in a niche market that has few competitors and high barriers to entry. As the only U.S. manufacturer of MPVs, the Company offers the latest vehicle technology mated with the latest protection technology, all from the design team that created the original concepts of vehicle mine protection. It has the facilities, personnel, relationships, and experience to become the leader in a growing industry with substantial barriers to entry.

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

Personnel

As of December 31, 2003, we had 29 employees in the U.S. and 4 consultants located in the United Kingdom and South Africa. Employees can be broken down to 22 factory workers, 3 sales, 3 administrative
and 5 management personnel.   The Company is not a party to any
collective bargaining agreement. See Management.

Environmental Matters

We are subject to federal, state, local and foreign laws and regulations regarding protection of the environment, including air, water, and soil. Our manufacturing business involves the use, handling, storage, and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials, such as batteries, solvents, lubricants, degreasing agents, gasoline and resin. We must comply with certain requirements for the use, management, handling, and disposal of these materials. We, however do not maintain insurance for pollutant cleanup and removal. If we are found responsible for any hazardous contamination, any fines or penalties we may be required to pay, or any clean up we are required to perform, could be very costly. Even if we are charged, and later found not responsible, for such contamination or clean up, the cost of defending the charges could be high. If either of the foregoing occurs, our business, results from operations and financial condition could be materially adversely affected. We do not believe we have any material environmental liabilities or that compliance with environmental laws, ordinances, and regulations will, individually or in the aggregate, have a material adverse effect on our business, financial condition, or results of operations.

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

Item 3.  LEGAL PROCEEDINGS

On June 26, 2003 Albert Mardikian, a company shareholder and holder of certain designs and components, filed a complaint against us in the Orange Country Superior Court. The complaint alleges breach of contract of the license agreement dated December 27, 2001 between Mr. Mardikian, Mardikian Marine Design, and the company. The complaint further alleges breach of an employment and agency agreement between the Registrant and Mr. Mardikian, and fraud, conversion and unfair competition. We have filed an answer denying these allegations, and on July 28, 2003 filed a cross-complaint against Mr. Mardikian and Mardikian Marine Design. While we believe that the matter will be resolved in our favor, this case is in the early stages of litigation and we can not assure anyone of the outcome. If we receive an unfavorable ruling, there is a possibility of a material adverse impact of money damages on our financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

A potential liability from the discontinued boat operation exists. There is a lawsuit pending in Texas seeking $42,495 and legal fees. The claim has arises over charges of vessel defects, specifically the motor supports creating hull damage.

On September 4, 2003 the Commonwealth of Pennsylvania, Pennsylvania Securities Commission issued a summary order to Cease and Desist pertaining to the Private Placement Memorandum. A Sonic Jet representative sent a packet of disclosure materials to a non-accredited investor under Section 501 of Regulation D.

To our knowledge there are no other unasserted claims or assessments that are probable to arise and must be disclosed in accordance with Statement of Financial Standards No. 5.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                      PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

DESCRIPTION OF SECURITIES

Our authorized capital stock consists of 300 million shares of common stock, and 10 million shares of preferred stock. The following is a summary of certain provisions of our common stock, preferred stock, Articles of Incorporation and bylaws.

Common Stock

As of December 31, 2003, there were 122,280,238 shares of common stock outstanding. All outstanding shares of common stock are, and the common stock to be issued in this offering will be, fully paid and non-assessable.

Each share of our common stock has identical rights and privileges in every respect. The holders of our common stock are entitled to vote upon all matters submitted to a vote of our shareholders and are entitled to one vote for each share of common stock held. There are no cumulative voting rights.

The holders of our common stock are entitled to share equally in dividends and other distributions that our board of directors may declare from time to time out of funds legally available for that purpose, if any, after the satisfaction of any prior rights and preferences of any outstanding preferred stock.

If we liquidate, dissolve or wind up, the holders of shares of common stock will be entitled to share ratably in the distribution of all of our assets remaining available for distribution after satisfaction of all our liabilities and our obligations to holders of our outstanding preferred stock.

The holders of our common stock have no preemptive or other subscription rights to purchase shares of our stock, nor are they entitled to the benefits of any redemption or sinking fund provisions.

Preferred Stock

As of December 31, 2003, there were 10 shares of Series B preferred stock outstanding. Each share is convertible into two percent of the shares of our common stock outstanding at the date of conversion. The shares shall convert at the earlier of the election of the holder, or December 27, 2004. The holder of the Series B preferred stock, has the right to vote, with the holders of common stock, on any matter to which the common stock holders are entitled to vote, the number of shares of common stock into which the Series B preferred stock is convertible. If we are liquidated, distribute our assets, dissolve or wind-up, the holders of Series B preferred stock shall receive the greater of (i) $2,500 per share of Series B preferred stock they hold at the time of such Liquidation, or (ii) their pro rata share of the total value of our assets and funds to be distributed, assuming the Series B preferred stock is converted to common stock.

As of December 31, 2003, there were 130 shares of series C preferred stock outstanding, Each shares converts into .2% of the outstanding shares at the time of conversion. The Series C shareholders are subject to a mandatory conversion on December 27, 2004 unless the terms are modified by mutual agreement of the parties. In the event of a liquidation, the holders of Series C preferred stock shall be entitled to receive one hundred and fifty percent (150%) of the amount of consideration paid for the Series C preferred stock, after which time the holders of Series B preferred stock and Series C preferred stock shall participate in such liquidation, on a pro rata basis, based on the number of shares of the common stock into which the Series B preferred stock and the Series C preferred stock are convertible at the time of the liquidation. The holders of Series C preferred stock have no voting rights.

Our board of directors has the authority to issue additional shares of preferred stock in one or more series, and fix for each series, the designation of, and number of shares to be included in, each such series. Our board of directors is also authorized to set the powers, privileges, preferences, and relative participating, optional or other rights, if any, of the shares of each such series and the qualifications, limitations or restrictions of the shares of each such series.

Unless our board of directors provides otherwise, the shares of all series of preferred stock will rank on a parity with respect to the payment of dividends and to the distribution of assets upon liquidation. Any issuance by us of shares of our preferred stock may have the effect of delaying, deferring or preventing a change of our control or an unsolicited acquisition proposal. The issuance of preferred stock also could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of common stock.

Our common stock is traded on the OTC Bulletin Board under the symbol "FRCP.OB". Our common stock began trading on the OTC Bulletin Board on December 29, 1998 under the symbol "SJET.OB". Before our listing on the OTC Bulletin Board none of our securities were traded in the public market. Bid and ask quotations for our common shares are routinely submitted by registered broker dealers who are members of the National Association of Securities Dealers on the NASD Over-the-Counter Electronic Bulletin Board. These quotations reflect inner-dealer prices, without retail mark-up, markdown or commission and may
not represent actual transactions.   The following table shows, for
the periods indicated, the high and low closing sales prices per share of our common stock.

                                                     High                Low
2001
First Quarter                                        $0.22              $0.05
Second Quarter                                       $0.17              $0.05
Third Quarter                                        $0.20              $0.04
Fourth Quarter                                       $0.07              $0.02

2002
First Quarter                                        $0.22              $0.08
Second Quarter                                       $0.42              $0.06
Third Quarter                                        $0.29              $0.07
Fourth Quarter                                       $0.25              $0.10

2003
First Quarter                                        $0.27              $0.10
Second Quarter                                       $0.21              $0.12
Third Quarter                                        $0.13              $0.07
Fourth Quarter                                       $0.11              $0.07

Share Holders

As of December 31, 2003, there were 412 shareholders of record of our common stock.

Dividend Policy

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

Recent Sales of Unregistered Securities

On March 31, 2003, we entered a Settlement Agreement with Jeff Conrad pursuant to which we agreed to issue Mr. Conrad 375,000 shares of our Common stock in lieu of cash payment for legal services he performed for us.

On March 31, 2003, we entered a Settlement Agreement with Catherine Basinger pursuant to which we agreed to issue Ms. Basinger 375,000 shares of our Common stock in lieu of cash payment for legal services she performed for us.

We sold the following unregistered (restricted) securities during the quarter ended September 30, 2003:

On July 15, 2003 and August 11, 2003, we issued a total of 126,123 shares of common stock to one company for services rendered in connection with the private offering discussed above valued at $12,613 ($0.10 per share).

On July 31, 2003, we issued 10,000 shares of common stock to one employee for services rendered to us valued at $700 ($0.07 per share).

On August 11, 2003 and August 18, 2003, we issued a total of 660,000 shares of common stock to our former production manager in settlement of his employment agreement; these shares were valued at $46,200 ($0.07 per share).

On August 11, 2003 and September 13, 2003, we issued a total of 800,000 shares of common stock to our president in connection with the termination of his employment agreement with the Company; these shares were valued at $62,000 (average of $0.0775 per share).

On September 13, 2003, we issued a total of 298,713 shares of common stock to two companies for services rendered in connection with the private offering discussed above; these shares were valued at $26,871 (average of $0.0899 per share). On this date, we also issued 375,000 shares of common stock to one individual for legal services rendered to us valued at $26,250 ($0.07 per share). On this date, we also issued a total of 500,000 shares of common stock to two individuals (one a director and one an ex-employee of the company) in connection with services rendered to us valued at $35,000 ($0.07 per share). Finally, on this date we issued a total of 1,250,000 shares of common stock to three individuals in connection with the repayment of certain loans made to us; these shares were valued at $87,500 ($0.07 per share).

During the third quarter, we sold a total of 2,245,000 shares of common stock to investors pursuant to a private placement memorandum, generating net proceeds of $88,981 (gross proceeds of $164,650 less offering fees and commissions of $75,669) pursuant to the sale of common stock units. Each common stock unit consists of (a) 50 shares of common stock, (b) one warrant to purchase 25 shares of common stock at an exercise price of $0.20 per share, and (c) one warrant to purchase 25 shares of common stock, at an exercise price of $0.30 per share (which was subsequently reduced to $0.01 per share and which has been exercised).

During the three months ended September 30, 2003, we issued warrants covering 875,018 shares of common stock to Denis Hickey, a consultant, valued at $0.065 per share, plus 580,000 warrants of shares of common stock to two employees, valued at $0.10 a share.

During the fourth quarter, 2003, we issued 8,842,246 shares of common stock and cancelled 250,000 shares of common stock issued in error.
We committed to warrants of 1,000,000 shares of common stock , valued at $0.07a share per an employee agreement with Thomas Thebes.

The sales set forth above were undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended ("Act"), by the fact that:

     - the sales were made to a sophisticated or accredited investors, as defined in Rule 502;

     - we gave each purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

     - at a reasonable time prior to the sale of securities, we advised each purchaser of the limitations on resale in the manner contained in Rule 502(d)2;

     - neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising; and

     - we exercised reasonable care to assure that each purchaser of the securities is not an underwriter within the meaning of Section 2(11) of the Securities Act of 1933 in compliance with Rule 502(d).

Other

Conversion of TSG International, Inc. Shares.

As part of the purchase of TSG International, Inc. (which owns 100% of Technical Solutions Group, Inc.,) in July 2002 (see Exhibit 2.2 to Form 10-QSB and the 2002 Form 10-KSB), Ashford Capital, LLC, an advisor to the transaction and a shareholder of the Registrant, received shares equal to 10% of TSG International, Inc. in the form of a Series A preferred stock. An agreement was reached in April of 2003 (see Exhibit 4.9 to Form 10-QSB) under which Ashford Capital, LLC could exchange each shares of TSG International, Inc. Series A preferred stock for 50 shares of the Registrant's Series C preferred shares, by notifying the Company by October 15, 2003.

In September 2003, Ashford Capital and the Company's CEO, Michael Watts, reached an agreement under which the TSG Series A preferred shares and the rights associated with the Series A preferred shares were purchased by Mr. Watts in a private sale between the parties. On October 12, 2003, the Company was notified of Ashford Capital's intention to exercise its option to exchange its TSG International, Inc. preferred stock for the Company's Series C preferred stock. Under the terms of the agreement, Mr. Watts will exchange each share of his TSG International, Inc. stock for 50 shares of Company Series C preferred stock effective October 15, 2003. As a result, the Company will hold 100% of TSG International, Inc.

Redemption of Series C Preferred Stock.

Under the terms of the Series C preferred stock, as reflected in an amended Certificate of Designation, shareholders could redeem each preferred share for $12,000 after a certain date. Under these terms, Noriaki Sasaki notified the Company of his request to redeem 10 shares of the Series C preferred stock at a schedule to be provided by the Company. The Company has agreed to a redemption schedule and has redeemed 8 of the 10 shares. The remaining 2 shares should be redeemed by January 2004. Subsequently, the remaining Series C shareholders have waived the redemption rights in return for an extension of the mandatory conversion dates (see 2002 Form 10-KSB).

Change In Securities

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

DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

Item 6.  SELECTED FINANCIAL DATA

Selected Financial Data (Unaudited)
(Dollars in Thousands)


                                  2003                2002                2001

Revenues                          6,247               2,607              1,199
Income from Operations             (290)             (5,375)            (1,199)
Net Operating Income               (472)             (5,375)            (1,437)
Net Income                       (5,322)             (5,373)            (1.437)

Diluted Earnings / (Loss)
  Per Share:                       (.03)               (.09)              (.07)
Diluted Shares Outstanding  186,760,559           61,421,885        23,816,716

Cash at end of Period               279                  144                43
Total Assets                      1,620                2,615             2,114
Stockholders Equity                (261)                 803             1,175

Notes:

1. Fiscal year 2003 includes a $2,932,179 loss from discounted operations of the boat division.

2. Fiscal year 2003 includes a $1,917,747 loss from goodwill impairment.

3. Fiscal year 2003 Revenues and Income from Operations excludes the boat division.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

The following discussion is intended to provide an analysis of our financial condition and should be read in conjunction with our financial statements and the accompanying notes.

Overview

We have a limited operating history and conduct our operations through our wholly owned subsidiary, Technical Solutions Group, Inc, or TSG,, which manufactures and sells mine and blast protected vehicles. Force Protection, Inc. through TSG designs, manufactures and markets high performance mine and blast protected vehicles. We operate both in the United States and internationally.

Effective July 1, 2003, in an effort to focus on TSG as well as achieving profitable operations, and as a result of the poor performance of the boat division and the long lead times necessary to achieve success in that business, we downsized and transferred the fire and rescue operations to a subsidiary company, Rockwell Power Systems, Inc. Subsequently the shares held in Rockwell Power Systems, Inc. were exchanged for 20,000,000 shares of common stock in Xtreme Companies, Inc. and the shares received in the transaction were distributed to shareholders of record on December 5, 2003. In addition, the Force Protection, Inc. received preferred shares from Xtreme Companies in the amount of $500,000 which are convertible to common stock three years from the date of the transaction.

Results of Operations

Comparison of the twelve months ended December 31, 2003, and 2002.

In fiscal year 2003, we focused on restructuring and refocusing our business, raising money, and writing off impaired assets to direct us toward a more profitable product line.

Net sales for 2003 increased by $3,640k or 139% compared to 2002. During 2002, we acquired TSG, whose sales for 2002 were $2.2 million. The entire increase in sales is attributable to the acquisition. Sales of boats were flat as compared to the previous year, $462k.

TSG began shipping production Buffaloes under a U.S. Army contract in June of 2003, which contract comprised over 90% of the sales of that division. The improvement in operations is due to the sales increase in the TSG division and the downsizing and eventual sale of the boat operations assets.

Cost of Sales for 2003 was $4,442k, or 70.6% of sales, compared to 72% in 2002. This decrease is attributable to decreasing cost of sales for boats and the production shift to MPV- particularly the Buffaloes.

Selling, general and administrative expenses for 2003, decreased by $2,612k to $ 2,095k compared to $ 4,704k for 2002. The decrease is partially the result of the sale of the boat division. Selling, general and administrative expenses were substantially the same in both years and reflected asset write downs, financing costs, outside professional services, and grants of stock to employees.

Restructuring expenses are related to writing down the boat division assets to fair market value, direct expenses and employee termination agreements involved with the reorganization, and the transfer of the boat business.

Our net loss for 2003 was $5,322k as compared to $5,373k for 2002. The minor decrease is attributed to the sale of assets of the boat division and the turnaround in operational profit attributable to the government program selling TSG's Buffalos to the Army. Included in the 2003 loss was a loss of $1,917k for goodwill impairment and a loss on discontinued operations of $2,932k from the boat division.

Investing Activities.

Our capital expenditures for the twelve months December 31, 2003 were $125,008 as compared to $337,373 during 2002, related to investments in office and manufacturing equipment. We anticipate that our capital expenditures during 2004 will increase because of improvements to operating efficiencies, and relocation of our primary facilities and new contracts.

Financing Activities.

During the year ended December 31, 2003, the Company sold a total of 25,924,000 restricted shares of common stock and warrants, respectively, to investors pursuant to its private placement memorandum, generating net proceeds of $1,299,900, pursuant to the sale of common stock units. For details about this transaction, see
Note 8 - Capital Stock Transactions. The Company believes the issuance of the shares and warrants was exempt from registration under the private placement exemption available under Section 4(2) of the 1933 Securities Act.

On March 31, 2003, the Company began securing capital commitments
through the issuance of promissory notes.   Under the terms of the
promissory notes, the loans are payable in six months with 8% interest; however, at the end of the term the loan has an option to convert into Series C preferred stock. As of June 30, 2003, the Company had obtained $725,000 in capital from note holders for 2003. Of this amount, $50,000 was converted into series C preferred stock. The remaining notes will have their terms extended and management anticipates that a significant portion will convert to equity over the next six months.

TSG has entered into an agreement with GC Financial Service, Inc. by which this firm may purchase from Company certain accounts receivable and other rights, including without limitations, all liens, security interest, warrants and guarantees to secure payments of the accounts receivables. As of December 31, 2003 TSG had drawn approximately $6,138,434 gross, all of which has been repaid at December 31, 2003.

On September 20, 2003, the Company entered into an equity line of credit agreement with Dutchess Capital Management LLC. Under this agreement, Dutchess committed to purchase up to $3,500,000 of the Registrant's restricted common stock over the course of 36 months, after the date either free trading shares are deposited in an escrow account or a registration statement of the stock has been declares effective by the U.S. Securities and Exchange Commission. The amount that the Dutchess will be entitled to request from each of the purchase "puts" will be equal to 200% of the averaged daily volume ("ADV") multiplied by the average of the 3 daily closing prices immediately preceding the put date. The ADV shall be computed using the ten (10) trading days prior to the put date. The purchase price will be the 93% of the market price, which is defined as the average of the lowest closing bid price of the common stock during the pricing period (which is the 5 consecutive trading days immediately after the put date).

Liquidity and Capital Resources.

As of December 31, 2003, cash and cash equivalents were $278,777 compared to $144,476 as of December 31, 2002. The Company has raised net proceeds $1,299,900 through a private placement during the nine months ended September 30, 2003. The Company's principal sources of capital have been cash flow from its operations, the sale of common stock, promissory notes mentioned in financing activities, and borrowings from G.C. Financial Services. Based on its current operating plan, the Company anticipates that additional financing will be required to finance growth in operations and capital expenditures, definitely in 2004 and possibly in 2005.

Presently, the Company is generating sufficient revenue to cover expenses and hire employees. However, the Company's near-term future liquidity will depend on its ability to obtain necessary financing from outside sources.

The Company currently anticipated levels of revenues and cash flow are subject to many uncertainties and cannot be assured. The amount of funds required by the Company will depend upon many factors, including without limitation, the extent and timing of sales of the Company's products, future inventory costs, the timing and costs associated with the establishment and/or expansion, as appropriate, of the Company's manufacturing, development, engineering and customer support capabilities, the timing and cost of the company's product development and enhancement activities and the company's operating results. Until the Company generates cash flow from operations that will be sufficient to satisfy its cash requirements, the company will continue to seek alternative means for financing its operations and capital expenditures and/or postpone or eliminate certain investments or expenditures. Potential alternative means for financing may include leasing capital equipment, obtaining a line of credit, or obtaining additional debt or equity financing. There can be no assurance that, if and when needed, additional financing will be available, or available on acceptable terms. The inability to obtain additional financing or generate sufficient cash from operations could require the Company to reduce or eliminate expenditures for capital equipment, research and development, production or marketing of its products, or otherwise curtail or discontinue its operations, which could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, if the Company raises funds through the sale of additional equity securities, the common stock currently outstanding may be further diluted.

Inflation.

We do not believe that inflation has had or is likely to have any significant impact on our operations.

Contractual obligations

Technical Solution Group has a long-term lease of five (5) years, (5 years remaining) with five (5) years option with Intertech Group, Inc., giving us a stable base for future planning.

Foreign Currency Translation and Hedging

No exposure.

10K Business Segment Analysis of 2003

Force Protection Performance - 2003 10K Segment Information
              (000's)

                        (Discontinued)       TSG
                         Boats               MPV                  Consolidated
                       --------------- ------------ ----------- ---------------

Sales                    462                6289                         6247
Cost of Sales            315                4442                         4757
                      -------------- ------------ ----------- -----------------

Gross Profit             146                1847                         1490
G.P. %                   31.6%              29.4%                        23.8%

SG&A                     2964               1469                         2095
---------------        -------------- ------------ ----------- ----------------
Other
Income(Expense)

Segment P&L              (2932)             378                         (5322)
-------------           -------------- ------------ ----------- ---------------

Mine protected vehicles provided 92.6% of the sales, resulting from 2 major Customers and 3 minor customers; in the USA and the UK; with one customer accounting for 92.7% of the mine and blast protected sales.

During 2003, the Boat Division assets were sold and the divisions results have been accounted for as losses from discontinued operations of $2,932k.

The TSG-MPV analysis is presented before inter-company eliminations. Corporate expenses of $627K and interest expense of $233k have been excluded. There were no material capital additions during 2003. The basis for accounting for this segment is the same as for the company.

Item 7 B: RISK FACTORS

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

Operating results highly uncertain. Before deciding to invest in Force Protection, Inc. or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report on Form 10-KSB, our Quarterly Reports on Form 10-QSB, as amended, and in our other filings with the Commission, including any subsequent reports filed on Forms 10-KSB, 10-QSB and 8-K. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business and results of operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

Risks Related to Our Business

We had losses since our inception and expect losses to continue in the future. We may never become profitable.

We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price. We experienced net losses of $5,373,377 for the year ended December 31, 2002, and $5,321,623 for the twelve-month period ended December 31, 2003. We have generated significant net losses in recent periods, and experienced negative cash flows from operations in the amount of $1,498,184 for the year ended December 31, 2002 and $4,371,480 for the twelve-month period ended December 31, 2003. In recent years, some of the losses were incurred as a result of investments in new product development and marketing costs. While we have reduced our investments, we anticipate that we will continue to generate net losses and we may not be able to achieve or sustain profitability on a quarterly or annual basis in the future. In addition, because large portions of our expenses are fixed, we generally are unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, we may continue to experience net losses, which will make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

We have a limited operating history and may never achieve or sustain profitable operations.

We are an early stage production company originally incorporated in 1996. We acquired our subsidiary, Technical Solutions Group, Inc. in July 2002. We have generated limited revenues from our current products and revenue of $6,247,285 and $2,606,634 in years 2003 and 2002. In 2003 the mine protected vehicles division provided 100% of the sales, 100% of the cost of goods sold and 100% of the profit. In 2002 mine protected vehicles provided 83% of the sales, 86% of the cost of goods sold, and 75% of the gross profit. In 2001, all of our revenue was derived from the sale of boats, which we no longer manufacture. Our ability to successfully commercialize our products will depend on, among other things, successful completion of our ongoing development activities, geo-political events, ability to manufacture and distribute the products, and the relative cost to the customer of our system as compared to alternative competitive products. Because we focus on emerging markets, market reaction can be difficult to predict. Many of our planned products incorporate technologies or approaches that have not yet achieved broad market acceptance. In addition, we have a limited history of competing in the intensely competitive defense industry. Our technology may not be successfully commercialized or marketed. As a result, we may never achieve or sustain profitable operations.

Our Independent Accountants have issued a Going Concern Opinion and if we do not generate enough cash from operations to sustain our business we may have to liquidate assets or curtail our operations. The accompanying financial statements have been prepared assuming we will continue as a going concern. During the year ended December 31, 2003, we incurred a net loss of $5,321,623. During the year ended December 31, 2002, we incurred net loss of $5,373,377. Conditions exist which raise substantial doubt about our ability to continue unless we are able to generate sufficient cash flows to meet our obligations and sustain our operations. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

We depend on our suppliers and if we can not obtain certain components for our products, we might have to develop alternative designs that could increase our costs.

We depend upon a number of suppliers for components of our products. There is an inherent risk that certain components of our products will be unavailable for prompt delivery or, in some cases, discontinued. We have only limited control over any third-party manufacturer as to quality controls, timeliness of production, deliveries and various other factors. Should the availability of certain components be compromised, it could force us to develop alternative designs using other components, which could add to the cost of goods sold and compromise delivery commitments. If we are unable to obtain components in a timely manner, at an acceptable cost, or at all, we may need to select new suppliers, redesign or reconstruct process we use to build the hulls and/or the vehicles, which management believes would take a minimum of one-year. We may not be able to manufacture any vehicles for a period of time, which could materially adversely affect our business, results from operations, and financial condition.

We market our products to a limited customer base and if we do not find acceptance of our products within that customer base, our business may fail.

Our government business depends on a limited number of customers, and if any of these customers terminate or reduce their contracts, or if we cannot obtain additional government contracts in the future, our revenues will decline and our results of operations will decrease. Because most of our consolidated revenues were derived directly or indirectly from government contractors, this risk can significantly affect our business, results of operations and financial condition. In the twelve-months ended December 31, 2003, our revenues were derived directly or indirectly from two governmental agencies, the U.S. Army and through a private contractor, the British Ministry of Defence. We expect to continue to be dependent upon contracts with governmental agencies and their contractors for a substantial portion of revenue for the foreseeable future.

Because we currently depend on government contracts and subcontracts, we face certain risks, including budget restraints and fixed price contracts. General political and economic conditions, which are difficult to accurately predict, directly and indirectly affect the quantity and allocation of expenditures by government agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the U.S. or other government budget could have a material adverse impact on our results of operations as long as research and development contracts remain an important element of the business.

Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development, price negotiations and milestone requirements. Each government agency also maintains its own rules and regulations with which we must comply and which can vary significantly among agencies. Governmental agencies also often retain some portion of fees payable upon completion of a project and collection of these fees may be delayed for several months or even years, in some instances.

In addition, an increasing number of government contracts are fixed price contracts which may prevent us from recovering costs incurred in excess of its budgeted costs. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project's requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. In the event actual costs exceed the fixed contractual cost, we may not be able to recover the excess costs.

Some government contracts are also subject to termination or renegotiation at the convenience of the government, which could result in a large decline in revenue in any given quarter. Although government contracts have provisions providing for the reimbursement of costs associated with termination, the termination of a material contract at a time when our funded backlog does not permit redeployment of staff could result in reductions of employees. In addition, the timing of payments from government contracts is also subject to significant fluctuation and potential delay, depending on the government agency involved. Any such delay could result in a temporary shortage in working capital.

Some of our product components are manufactured in South Africa and if that country becomes unstable or changes government regulations our costs may increase or we may become unable to source certain parts.

Some of our product components are manufactured in South Africa. If import tariffs or taxes increase for any reason, our cost of goods would increase. Our financial performance may be affected by changes in South Africa's political, social and economic environment. The role of the South African central and local governments in the economy is significant. South African policies toward economic liberalization, and laws and policies affecting foreign companies, foreign investment, currency exchange rates and other matters could change, resulting in greater restrictions on our ability to do business with suppliers based in South Africa. The government could impose surcharges, increase tax rates, or revoke, terminate or suspend operating licenses without compensating us. Also, South Africa has, from time to time, experienced instances of civil unrest and hostilities. Confrontations have occurred between the military, insurgent forces, and civilians. If for these or any other reason, we lose our ability to sub-contract or manufacture the compenents to its products, or the cost of doing business increases, our business, financial condition, and results of operations would be materially and adversely affected.

We may be subject to personal liability claims and our insurance, if any, may not be adequate to cover such claims. As a result, a significant lawsuit could adversely affect our business.

We may be exposed to liability for personal injury or property damage claims relating to the use of the products. Any future claim against us for personal injury or property damage could materially adversely affect the business, financial condition, and results of operations and result in negative publicity. Even if we are not found liable, the costs of defending a lawsuit can be high. We do not currently maintain insurance for this type of liability. Additionally, even if we do purchase insurance, we may experience legal claims outside of our insurance coverage, or in excess of our insurance coverage, or that insurance will not cover.

We are subject to substantial competition and we must continue research and development to remain competitive.

We are subject to significant competition that could harm our ability to win business and increase the price pressure on our products. We face strong competition from a wide variety of firms, including large, multinational vehicle, defense and aerospace firms. Most of our competitors have considerably greater financial, marketing and technological resources than we do which may make it difficult to win new contracts and we may not be able to compete successfully. Certain competitors operate fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources, as a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their products.

Moreover, we may not have sufficient resources to undertake the continuing research and development necessary to remain competitive. Competitors may attempt to independently develop similar designs or duplicate our products or designs. We or our competitors may intentionally or unintentionally infringe upon or misappropriate products or proprietary information. In the future, litigation may be necessary to enforce intellectual property rights or to determine the validity and scope of the proprietary rights of others. Any such litigation could be time consuming and costly. Currently we have no patents. Any patent or patents sub-licensed to us relating to current or future products may be challenged, invalidated, or circumvented or the rights granted thereunder will may not be held valid if subsequently challenged.

Our products are based on technological innovation. Consequently, the life cycles of some of our products can be relatively short. Our success depends significantly on our ability to establish and maintain a competitive position in this field. Our products may not remain competitive in light of technological developments by others. Our competitors may succeed in discovering and developing technology before we do that would render our technology, and hence our products, obsolete and noncompetitive.

We must comply with environmental regulations or we may have to pay expensive penalties or clean up costs.

We are subject to federal, state, local and foreign laws, and regulations regarding protection of the environment, including air, water, and soil. Our manufacturing business involves the use, handling, storage, and contracting for recycling or disposal of, hazardous or toxic substances or wastes, including environmentally sensitive materials, such as batteries, solvents, lubricants, degreasing agents, gasoline and resin. We must comply with certain requirements for the use, management, handling, and disposal of these materials. We do not maintain insurance for pollutant cleanup and removal. If we are found responsible for any hazardous contamination, we may have to pay expensive fines or penalties or perform costly clean-up. Even if we are charged, and later found not responsible, for such contamination or clean up, the cost of defending the charges could be high.

If we do not comply with government regulations, we may be unable to ship our products or have to pay expensive fines or penalties.
We are subject to regulation by county, state and federal governments, governmental agencies, and regulatory authorities from several different countries. If we fail to obtain regulatory approvals or suffer delays in obtaining regulatory approvals, we may not be able to marketing our products and services, and generate product and service revenues. Further, we may not be able to obtain necessary regulatory approvals. Although we do not anticipate problems satisfying any of the regulations involved, we cannot foresee the possibility of new regulations, which could adversely affect our business. Further our products are subject to export limitations and we may be prevented from shipping our products to certain nations or buyers.

We rely on Proprietary Designs and Rights and if we have to litigate those rights, our expenses could substantially increase.
Our success and ability to compete depend, in part, on the protection of its designs and technology. In addition, our technology could infringe on patents or proprietary rights of others. We have not undertaken or conducted any comprehensive patent infringement searches or studies. If any third parties hold any conflicting rights, we may be required to stop making, using or selling our products or to obtain licenses from and pay royalties to others. Further, in such event, we may not be able to obtain or maintain any such licenses on acceptable terms, if at all. We may need to engage in future litigation to enforce intellectual property rights or the rights of customers, to protect trade secrets or to determine the validity and scope of proprietary rights of others, including customers. This litigation could result in substantial costs and diversion of resources and could materially and adversely affect our results of operations.

Insiders can exert significant control over our policies and affairs. As of December 31, 2003, our significant shareholders, Directors and Executive Officers will, in the aggregate, beneficially own shares that can convert into 40.07% of our outstanding common stock. These shareholders, if acting together, will be able to exert substantial influence over all matters requiring shareholder approval, including amendments to our Articles of Incorporation, fundamental corporate transactions such as mergers, acquisitions, the sale of the company, and other matters involving the direction of our business and affairs. As a result, although you may vote your shares, you will have limited influence on our business and management.

The holder of our Series B Preferred Stock can exercise significant control over our affairs and business.

Ashford Capital, LLC, as the holder of the 10 outstanding shares of Series B Stock, has the right to vote, with the holders of common stock, on any matter to which the common stock holders are entitled to vote, the number of shares of common stock into which the Series B Stock is convertible. In connection with the purchase, Ashford obtained, but has not exercised, the right to appoint three of five of our directors. The Series B Stock was purchased pursuant to a Series B Convertible Preferred Stock Purchase Agreement we entered into with Ashford Capital, LLC on December 27, 2001. In connection with the Series B Agreement, we amended our Articles of Incorporation by filing a Certificate of Designation with the Secretary of State of Colorado. Under the Series B Designation, each share of Series B Stock is convertible into 2% of the outstanding shares of our common stock, on a fully diluted basis, measured at the time of the conversion. Ashford may convert the Series B Stock into shares of common stock, at any time, however, shares not voluntarily converted by December 27, 2004 of the Agreement shall automatically convert unless otherwise extended.

We depend on management and other key personnel and we may not be able to execute our business plan without their services.

Our success and our business strategy depends in large part on our ability to attract and retain key management and operating personnel. Such individuals are in high demand and are often subject to competing employment offers. We depends to a large extent on the abilities and continued participation of our executive officers and other key employees, particularly Mike Watts, CEO, Tom Thebes, CFO, and Garth Barrett, president of our TSG subsidiary. We do not presently maintain "key man" insurance on any employees. We believe that, as our activities increase and change in character, additional, experienced personnel will be required to implement our business plan. Competition for such personnel is intense and we may not be able to hire them when required, or have the ability to attract and retain them.

"Penny Stock" rules may make buying or selling our securities difficult.

Trading in our securities is subject to the Securities and Exchange Commission's "penny stock" rules and it is anticipated that trading in our securities will continue to be subject to the penny stock rules for the foreseeable future. The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser's written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

Existing stockholders may experience significant dilution from the sale of securities pursuant to our Investment Agreement with Dutchess.

The sale of shares pursuant to our Investment Agreement with Dutchess will have a dilutive impact on our stockholders. As a result, our net income per share, if any, could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price at the time we exercise our put option, the more shares we will have to issue to Dutchess to draw down on the full equity line with Dutchess. If our stock price decreases, then our existing stockholders would experience greater dilution.

Dutchess will pay less than the then-prevailing market price of our common stock which may cause our stock price to decline.

The common stock to be issued under our agreement with Dutchess will be purchased at a 7% discount to the lowest closing bid price for the ten days immediately following our notice to Dutchess of our election to exercise our put right. These discounted sales could cause the price of our common stock to decline and you may not be able to sell our stock for more than you paid for it.

Our securities have been thinly traded on the over-the-counter bulletin board, which may not provide liquidity for our investors.

Our securities are quoted on the Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market or national or regional exchanges. Securities traded on the Over-the-Counter Bulletin Board are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The Securities and Exchange Commission's order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the Over-the-Counter Bulletin Board. Quotes for stocks included on the Over-the-Counter Bulletin Board are not listed in newspapers. Therefore, prices for securities traded solely on the Over-the-Counter Bulletin Board may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price.

We may not be able to access sufficient funds under the equity line of credit with Dutchess when needed.

We will depend on external financing to fund our planned expansion. We expect that these financing needs will be primarily met by our agreement with Dutchess. However, due to the terms of the Investment Agreement, this financing may not be available in sufficient amounts or at all when needed. As a result, we may not be able to grow our business as planned.

Investors must contact a broker-dealer to trade over-the-counter bulletin board securities. As a result, you may not be able to buy or sell our securities at the times that you may wish.

Even though our securities are quoted on the Over-the-Counter Bulletin Board, the Over-the-Counter Bulletin Board may not permit our investors to sell securities when and in the manner that they wish. Because there are no automated systems for negotiating trades on the Over-the-Counter Bulletin Board, they are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders an order to buy or sell a specific number of shares at the current market price it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and its execution.

We do not intend to pay dividends in the foreseeable future;
therefore, you may never see a return on your investment.

We do not anticipate the payment of cash dividends on our common stock in the foreseeable future. We anticipate that any profits from our operations will be devoted to our future operations. Any decision to pay dividends will depend upon our profitability at the time, cash available and other factors. Therefore, you may never see a return on your investment. Investors who anticipate a need for immediate income from their investment should not purchase the securities offered in this prospectus.

Our stock price is volatile and you may not be able to sell your shares for more than what you paid.

Our stock price has been subject to significant volatility, and you may not be able to sell shares of common stock at or above the price you paid for them. The trading price of our common stock has been subject to wide fluctuations in the past. Since January 2002, our common stock has traded at prices as low as $0.07 per share and as high as $0.42 per share.

The market price of the common stock could continue to fluctuate in the future in response to various factors, including, but not limited to:

     - quarterly variations in operating results;

     - our ability to control costs and improve cash flow;

     - announcements of technological innovations or new products by us or our competitors;

     - changes in investor perceptions; and

     - new products or product enhancements by us or our competitors.

The stock market in general has continued to experience volatily which may further affect our stock price. As such, you may not be able to resell your shares of common stock at or above the price you paid for them.

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

No Assurance of Successful and Timely Product Development.

Although the Company designs and sells vehicles, the Company's emphasis is the sales of development stage mine protected vehicle and the Company's future is significantly reliant upon the success of the products. The Company's vehicles and proposed enhancements are at various stages of development and additional development and testing will be required in order to determine the technical feasibility and commercial viability of the products.

There can be no assurance that the Company's product development efforts will be successfully completed. The Company's proposed development schedule may be affected by a variety of factors, many of which will not be within the control of the Company, including technological difficulties, access to proprietary technology of others, delays in regulatory approvals, international operating licenses, and the availability of necessary funding. In light of the foregoing factors, there can be no assurance that the Company will be able to complete or successfully commercialize its products. The inability of the Company to successfully complete the development of its new vehicles designs or to do so in a timely manner, could force the Company to scale back operations, or cease operations entirely.

Success dependent on market acceptance.

The Company's success is dependent on the market acceptance of its products. Despite the increasing demand for mine protected vehicles, the Company's products represents an advanced approach to the industry, and market acceptance of the Company's products will be dependent, among other things, upon its quality, ease of use, speed, reliability, and cost effectiveness. Even if the advantages of the Company's products are established, the Company is unable to predict how quickly, if at all, the products will be accepted by the marketplace.

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

Additional Risks

The Company is subject to many additional risks. The risks and uncertainties described outlined above are not a comprehensive list. Additional risks and uncertainties not presently known or those the management does not currently deem material may also affect business operations.

Item 8.  FINANCIAL STATEMENTS

Management's Report:

Force Protection's management is responsible for the fair presentation and consistency, in accordance with generally accepted accounting principles, of all the financial information included in this Form 10-KSB. Where necessary, the information reflects management's best estimates and judgments.

Management believes that Force Protection's system of control over financial reporting as of November 15, 2003, was effective and adequate to accomplish the objectives described above. Force Protection's consolidated financial statements have been audited by Michael Johnson & Co., LLC., independent auditors. Their audits were conducted in accordance with auditing standards generally accepted in the United States, and included a test of financial controls, tests of accounting records, and other procedures as they considered necessary in the circumstances.

Michael Watts
Director, CEO Force Protection
March 2, 2004

Report of Independent Auditors:


Michael Johnson & Co., LLC.
9175 Kenyon Ave., #100
Denver, CO 80237
Phone: 303-796-0099
Fax: 303-796-0137


                                Independent Auditor's Report

To the Board of Directors and Stockholders of Force Protection, Inc. and subsidiary


We have audited the accompanying consolidated balance sheets of Force Protection, Inc., and subsidiary (formerly known as Sonic Jet Performance, Inc.) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flow for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Force Protection, Inc, and subsidiary, at December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared
assuming that the Company will continue as a going concern.   As
discussed in Note 1 to the financial statements, the Company's recurring losses from operations and its difficulties in generating sufficient cash flow to meet its obligation and sustain its operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Michael Johnson & Co., LLC
Michael Johnson & Co., LLC
Denver, Colorado
March 2, 2004

                           FORCE PROTECTION INC. AND SUBSIDIARY
                                     CONSOLIDATED BALANCE SHEETS
                     For the Period ending DECEMBER 31 2003, 2002 and 2001



                                                  2003                        2002                 2001
                                           -----------------           -----------------      -----------

ASSETS
Current Assets:
Cash                                          $  278,777                   $ 144,476             $  42,760
Restricted cash                                                                    -               201,004
Accounts receivable                              144,932                     166,242                 9,500
Inventories                                      827,337                     186,463               363,971
Other current assets                              60,000                     146,874                 7,731
                                           -----------------       -----------------            -----------
Total Current Assets                           1,311,046                     644,055               624,966
                                           -----------------       -----------------            -----------

Property and equipment, net                      309,068                     336,523              1,221,313
                                           -----------------       -----------------            -----------

Other Assets:
Licensing rights                                                             200,000                267,500
Goodwill                                               -                   1,434,873
                                             ---------------       -----------------            -----------
Total Other Assets                                     -                   1,634,873                267,500
                                             ----------------      -----------------            -----------

TOTAL ASSETS                                  $1,620,114                  $2,615,451             $2,113,779
                                             ----------------      =================         ==============


   The accompanying notes are an integral part of these financial statements.

                            FORCE PROTECTION INC. AND SUBSIDIARY
                                     CONSOLIDATED BALANCE SHEETS
                      For the Period ending DECEMBER 31 2003, 2002 and 2001



                                                  2003                        2002                 2001
                                           -----------------           -----------------      -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Account payable                                $715,066                 $ 873,544              $ 458,416
Accrued payroll taxes                            13,826                    38,690                 70,936
Other accrued liabilities                       197,469                   122,867                172,329
Current portion of capitalized
     lease obligations                                                          -                 12,236
Loans payable                                    536,162                   56,807                      -
General reserve                                                           424,947                224,947
Deferred Revenue                                 209,175
                                             -------------        ----------------        ----------------
 Total Current Liabilities                     1,671,698                1,516,855                938,864
                                             -------------        ----------------        ----------------

Long-term debt:
Long-term accrued liabilities                    176,961                  227,414                       -
Note payable - long-term                          32,461                   67,732                       -
                                             -------------         ----------------        ----------------
  Total long-term                                209,422                  295,146                       -
                                             -------------         ----------------        ----------------

TOTAL LIABILITIES                              1,881,120                 1,812,001                938,864
                                             -------------         ----------------         ---------------

Shareholders' equity:
Preferred stock: no par value, 10,000,000
  shares authorized, issued and outstanding
   Series A convertible preferred stock
   no share issued and outstanding                     -                         -                      -
   Series B convertible preferred stock,
    1 share issued and outstanding                 25,000                  25,000                  25,000
   Series C convertible preferred stock,
   issued and outstanding,
   34 and 5 shares respectively                  1,294,000                340,000                  50,000
Common stock, no par value, 300,000,000
  shares authorized, issued and outstanding
 122,280,238 and 29,016,461 respectively        19,403,349             15,985,256              12,015,715
Warrants                                           689,726                692,226                      -
Shares committed to be issued                       30,924                143,350                  93,205
Accumulated deficit                            (21,704,005)           (16,382,382)            (11,009,005)
                                             ---------------       ----------------         --------------
  Total stockholders' equity                      (261,006)               803,450               1,174,915
                                             ---------------       ----------------         --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $1,620,114            $ 2,615,451             $ 2,113,779
                                             ================      ================        ================



   The accompanying notes are an integral part of these financial statements.



                        FORCE PROTECTION INC. AND SUBSIDIARY
                                CONSOLIDATED INCOME STATEMENT
                 For the Period ending DECEMBER 31 2003, 2002 and 2001
                                        (in dollars)



                                      2003                      2002                         2001
                                   --------------     ------------------            ----------------
NET SALES                           $6,247,285              $ 2,606,634                 $ 1,199,047

COST OF SALES                        4,442,418                1,877,495                     896,084
                                   --------------     ------------------            ----------------

GROSS PROFIT                         1,804,867                  729,139                     302,963
                                   --------------     ------------------            ----------------


OPERATING EXPENSES:
General and administrative            2,095,339               4,704,249                   1,501,864
Impairment losses - goodwill          1,917,747               1,400,000                           -
                                     ------------     ------------------            ----------------
  Total Operating Expenses            4,013,086               6,104,249                   1,501,864
                                     ------------     ------------------            ----------------

Loss from operations                 (2,208,219)             (5,375,110)                 (1,198,901)
                                     ------------     ------------------            ----------------

OTHER INCOME (EXPENSE):
Interest income                                -                  3,227                       7,056
Other income                              41,668                 41,435                     172,258
Interest expense                        (222,894)               (42,929)                    (24,938)
Extraordinary loss                                                    -                    (393,293)
                                     ------------     ------------------            ----------------
  Total Other Income (Expenses)         (181,226)                 1,733                    (238,917)
                                     ------------     ------------------            ----------------

NET LOSS                             $(2,389,445)          $(5,373,377)                $(1,437,818)
                                     ============      ==================            ================

Loss from Discontinued Operations    $(2,932,179)                    -                            -

Net Loss                             $(5,321,623)          $(5,373,377)                 $(1,437,818)
                                     =============     ==================           =================

Basic loss per common share              $ (.054)            $ (0.13)                    $ (0.08)
                                     -------------     ------------------            ----------------
Diluted loss per common share            $ (.028)            $ (0.09)                    $ (0.07)
                                     -------------     ------------------            ----------------

Weighted-average shares used to compute:
Basic loss per share                  98,221,830             40,697,802                  15,847,263
                                     -------------     ------------------            ----------------
Diluted loss per share               186,760,559             61,421,885                  23,816,716
                                     -------------     ------------------            ----------------



   The accompanying notes are an integral part of these financial statements.


                    FORCE PROTECTION INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      For the year ended December 31,2003


                                                                                   Additional
                               Preferred Stock               Common Stock            Paid-In
                            Shares        Amount         Shares         Amount       Capital     Warrants
                           ----------  -------------  -------------  -------------  -------------  -------
Balance, December 31, 1999     1,600    $ 1,500,000     12,676,000      3,618,194    $ 272,000 $   316,026

Issuance of common stock for
 cash                              -              -        348,767        710,583            -           -
Capital changes due to debt
 financing                         -              -              -              -      826,000     708,601
Cumulative translation adjustment  -              -              -              -            -          -
Net loss                           -              -              -              -            -           -
                           ----------  -------------  -------------  -------------  -------------  --------
Balance, December 31, 2000     1,600      1,500,000     13,024,767      4,328,777    1,098,000   1,024,627
                           ----------  -------------  -------------  -------------  ------------- ---------
Issuance of common stock for
 services                          -              -      4,841,969      6,186,938   (1,098,000) (1,024,627)
Conversion of preferred stock
  into common stock           (1,600)    (1,500,000)     1,467,200      1,500,000
Issuance of preferred stock        6         75,000              -              -            -           -
Cumulative translation adjustments -              -              -              -            -           -
Net loss                           -              -              -              -            -           -
                           ----------  -------------  -------------  -------------  -------------  --------
Balance, December 31, 2001         6         75,000     19,333,936     12,015,715            -           -
                           ----------  -------------  -------------  -------------  -------------  --------
Issuance of common stock for
 services                          -              -     47,086,879      3,858,083            -           -
Issuance of preferred stock       31        310,000              -              -            -           -
Conversion of preferred stock
 into common stock                (2)       (20,000)       564,706         20,000            -           -
Beneficial conversion feature      -              -              -              -            -     692,226
Stock issued in lieu of debt       -              -      4,572,897         91,458            -           -
Net loss                           -              -              -              -            -           -
                           ----------  -------------  -------------  -------------  -------------  --------
Balance, December 31, 2002        35       $365,000     71,558,418    $15,985,256            -   $ 692,226
                           ==========  =============  =============  =============  =============  ========
Issuance of common stock for
 services                          -              -      7,319,836        284,884            -           -
Issuance of preferred stock       98        990,000              -               -           -           -
Issuance of common stock for
 cash                                                   42,151,984      3,045,709
Conversion of preferred stock
 into common stock                                               -              -            -           -
Beneficial conversion feature     (3)      (36,000)              -              -            -      (2,500)
Stock issued in lieu of debt       -              -      1,250,000         87,500            -           -
Net loss                           -              -              -              -            -           -
                           ----------  -------------  -------------  -------------  -------------  --------
Balance, December 31, 2003       130    $ 1,319,000    122,280,238     19,403,349            -    $ 689,726
                           ==========  =============  =============  =============  =============  ========



   The accompanying notes are an integral part of these financial statements.

                          FORCE PROTECTION INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
                                         EQUITY                    Continued
                              For the year ended December 31,2003


                                                              Accumulated
                                                   Shares       Other
                                                 Committed   Comprehensive  Accumulated
                                               to be issued     Income        Deficit          Total
                                          -----------  -----------         ---------------  ------------
Balance, December 31, 1999                  $799,455     $ (4,943)         $(2,132,207)     $4,368,525
                                                                                                     -
Issuance of common stock for                                                                         -
 cash                                       (655,583)           -                    -          55,000
Capital changes due to debt
 financing                                         -            -                    -       1,534,601
Cumulative translation adjustment                  -       25,273                    -          25,273
Net loss                                           -            -           (7,458,046)     (7,458,046)
                                          -----------  -----------        ---------------  ------------
Balance, December 31, 2000                   143,872       20,330           (9,590,253)     (1,474,647)
                                          -----------  -----------        ---------------  ------------
Issuance of common stock for
 services                                    (50,667)     (20,330)              20,332       4,013,646
Conversion of preferred stock
  into common stock                                                                                  -
Issuance of preferred stock                        -            -                    -          75,000
Cumulative translation adjustments                 -            -               (1,266)         (1,266)
Net loss                                           -            -           (1,437,818)     (1,437,818)
                                          -----------  -----------  -     --------------  ------------
Balance, December 31, 2001                    93,205            -          (11,491,879)      1,174,915
                                          -----------  -----------  -     --------------  ------------
Issuance of common stock for
 services                                     50,145            -                    -       3,908,228
Issuance of preferred stock                        -            -                    -         310,000
Conversion of preferred stock
 into common stock                                 -            -                    -               -
Beneficial conversion feature                      -            -                    -         692,226
Stock issued in lieu of debt                       -            -                    -          91,458
Net loss                                           -            -           (5,373,377)     (5,373,377)
                                          -----------  -----------  -     --------------  ------------
Balance, December 31, 2002                  $143,350          $ -         $(16,382,382)      $ 803,450
                                          ===========  ===========       ===============  ============
Issuance of common stock for
 services                                   (112,426)           -                    -         172,458
Issuance of common stock for
 cash                                              -            -                    -       3,045,709
Issuance of preferred stock                        -            -                    -         990,000
Conversion of preferred stock
 into common stock                                 -            -                    -               -
Beneficial conversion feature                      -            -                    -         (38,500)
Stock issued in lieu of debt                       -            -                    -          87,500
Net loss                                           -            -           (5,321,623)     (5,321,623)
                                          -----------  -----------  -      --------------  ------------
Balance, December 31, 2003                  $ 30,924          $ -         $(19,644,292)     $ (261,006)
                                          ===========  ===========        ===============  ============




   The accompanying notes are an integral part of these financial statements.

                           FORCE PROTECTION INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                             YEAR ENDED DECEMBER 31, 2003 AND 2002



                                                            2003                2002                2001
                                                         ------------     --------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                 $ (2,389,445)    $(5,373,377)        $(1,437,818)
 Loss from discontinued operations                          (2,932,179)
 Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
    Depreciation and amortization                            (343,511)         245,807             141,314
    Royalty                                                                     60,000                   -
    Goodwill Impairment                                      1,917,747        1,400,000                  -
    Restructuring Expense                                     (224,947)              -                   -
    Deferred Revenue                                           209,175               -                   -
Write off of molds and tools on discontinued product                 -       1,020,000                   -
Write off Dalian Sonic Jet Co, Ltd inventory                                         -               5,863
    Write off investment in Dalian Sonic Jet Co., Ltd                                -              393,292
    Provision for China inventory and assets                                   368,492                   -
    Common stock issued for services                           284,884         528,834              96,080
    Common stock committed for services                                              -              93,205
    Stock issued in lieu of debt                                87,500         (74,311)           (164,335)
    Write down of assets                                                     1,400,000
    Bad debts                                                 (57,950)          36,500             152,970
    Beneficial conversion feature - warrants                   (2,500)         692,226             100,000
   Change in assets and liabilities:
     Decrease (increase) in accounts receivable                64,528         (206,650)             36,261
     Decrease (increase) in other receivable                   27,714                -              (4,281)
     Decrease (increase) in inventories                       (640,874)       (150,411)            205,069
     Decrease (increase) in due from related parties                                 -             (32,084)
     Decrease (increase) in other current assets               (54,000)       (139,143)
     Increase (decrease) in accounts payable                  (173,598)        125,557             430,546
     Increase (decrease) in accrued payroll taxes              (24,864)        (32,246)              2,450
     Increase (decrease) from customers                                         50,000                   -
     Increase (decrease) in other accrued liabilities          (119,160)       (49,462)          (138,940)
                                                             -----------   ------------        ------------
NET CASH USED IN OPERATING ACTIVITIES                        (4,371,480)     (1,498,184)         (120,408)
                                                             -----------   ------------        ----- ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Restriced cash                                                              201,004                2,116
   Purchase of property and equipment                          (60,713)              -              (2,645)
   Proceeds from sale of assets                                294,862               -                    -
   Investment in Technical Solutions Group                     (21,546)       (505,000)                   -
                                                            -----------   -------------        ------- ----
NET CASH USED IN INVESTING ACTIVITIES                          212,603        (303,996)               (529)
                                                            -----------   -------------        ------------



   The accompanying notes are an integral part of these financial statements.


                              FORCE PROTECTION INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                YEAR ENDED DECEMBER 31, 2003 AND 2002



                                                            2003                2002                2001
                                                         ------------     --------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from convertible debt - related party                                   -               125,000
  Proceeds from (payments on) capitalized lease                              (12,236)               (1,432)
  Issuance of common stock, net                       3,045,709            1,425,825                     -
  Issuance of preferred stock, net                      954,000              290,000                     -
  Proceeds from stock commitment                       (112,426)             143,500                     -
  Proceeds from loans                                   405,895               56,807                     -
                                                     -----------      ---------------       ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES             4,293,178             1,903,896              123,568
                                                     -----------      ---------------       ---------------

NET (DECREASE) INCREASE IN CASH                        134,301               101,716                 2,631

CASH - beginning of period                             144,476                42,760                40,129
                                                     ------------     ---------------       ---------------

CASH - end of period                                  $278,777             $ 144,476              $ 42,760
                                                       ============     ===============     ===============

Supplemental disclosures of cash flow information:

Interest paid  (includes factoring)                   $ 322,992             $ 8,184               $ 24,937
                                                     ============     ===============       ===============
 Income taxes paid                                         $ 0                 $ 800                 $ 800
                                                     ============     ===============         =============



Supplemental schedule of non-cash investing and financing activities:

During the year ended December 31, 2003, the Company issued
4,019,836 restricted shares of common stock valued at $297,134 in connection with settlement agreements and outstanding
debts owed by the Company under various loan agreements.             $ 297,134

During the year ended December 31, 2002, the Company issued
9,972,020 restricted shares of common stock valued at $963,626 in connection with the settlement agreement of all outstanding
debts owed by the Company under various loan agreements.             $ 963,626

During the year ended December 31, 2001, the Company issued
6,309,169 restricted  shares of common stock valued at $6,044,961 in connection with the settlement  agreement of all outstanding debt owed by the Company under loan agreements, agreement
between the Company and Plaintiffs in "Wrongful death case" and
 outstanding amounts owed to employee and other expenses.            $   6,044
During the year ended December 31, 2001, the Company recorded
$93,205 for settlement with employees and consultants by
committing to issue shares, which represents the Company's
 committed-to-issue 1,656,695 shares of common stock.                $  93,205

During the year ended December 31, 2002, the Company issued
6,000,000 restricted shares of common stock valued at $1,200,000 in connection with the acquisition of Technical Solutions Group, Inc.
                                                                     $1,200,000

Cash from investing and financing activities exclude the effect of the acquisition of real property through the assumption of debt.

 The accompanying notes are an integral part of these financial statements.

                            FORCE PROTECTION INC. AND SUBSIDIARY
                  STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
                      For the period ending December 31, 2003
                                    (in dollars)

Net Income                              $(5,321,623)

Other Comprehensive Income,
   Net of tax                                     -
                                     ---------------

Comprehensive Income                    $(5,321,623)

The accompanying notes are an integral part of these financial statements.

                            Force Protection, Inc.
                    (formerly Sonic Jet Performance, Inc.)
                   Notes to Consolidated Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business:

Force Protection, Inc. (the "Company) designs, manufactures and markets mine and blast protected vehicles.


General Statement

The Securities and Exchange Commission has issued Financial Reporting release No. 60, "Cautionary Advice Regarding Disclosure About
Critical Accounting Policies," or FRR 60, suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

As a general rule, financial information is accounted for and based on cost, not current market value. Revenues and gains should be matched using the accrual method with the expenses giving rise to the
revenues and gains to determine earnings for the period.   Expenses
are necessarily incurred to produce revenue. Expenses are then "matched" in the same accounting period against the revenue generated. Revenues are recognized when they are earned and expenses are recognized in the same period as the related revenue (matching or using a systematic and rational allocation or expensing in the period in which they expire), not necessarily in the period in which the
cash is received or expended by the company.   Other areas include:

Principles of Consolidation

The consolidated financial statements include the accounts of Force Protection, Inc., and Technical Solution Group, Inc. for the year ended December 31, 2003. All inter-company balances and transactions are eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepare on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended December 31, 2003 the Company incurred losses of $5,321,623 and its current liabilities exceed its current assets by $360,652.

Realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, obtaining additional financing, and the success of its future operations.

Due to the nature of the business it is uncertain whether we will receive orders impeding our cash situation and our ability to pay creditors.

Comprehensive Income (Loss)

Comprehensive loss is equal to net loss for the years ended December 31, 2000, 2001, 2002 and 2003.

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

Property, Plant and Equipment

Property and equipment are stated at cost or at the value of the operating agreement. Additions and improvements are capitalized;
these include all material, labor and engineering cost to design, install or improve the asset.  Routine repairs and maintenance are
expensed as incurred.   Depreciation and amortization are computed
using the straight-line method over the following estimated useful lives:

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

Goodwill

Under SFAS No. 142. Goodwill and other Intangible Assets, all goodwill amortization ceased effective Jan.1, 2002. Rather, goodwill is now subject to only impairment reviews. A fair-value based test is applied at the reporting level. This test requires various judgments
and estimates.   A goodwill impairment loss will be recorded for any
goodwill that is determined to be impaired. Goodwill is tested for impairment at least annually.

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

Revenue Recognition

The Company's revenues are derived principally from the sale of blast and mine-protected vehicles. Revenue from products and services are recognized at the time goods are shipped or services are provided to the customer, with an appropriate provision for returns and allowances. The estimated sales value of performance under fixed-price and fixed-price incentive contracts in process is recognized under the percentage-of-completion method of accounting in which the estimated sales value is determined on the basis of physical completion to date (the total contract amount multiplied by percent of performance to date less sales value recognized in previous periods) and cost (including general and administrative) are expensed as incurred. It is our policy to not recognize revenue until customer acceptance and shipment to the customer. All advance payments are treated as "deferred revenue".

Research and Development

We expense research and development cost as incurred.

Internal Controls

TSG is a relatively new company with limited staff resources.
Internal controls have been put in place and are evolving as the company grows.

NOTE 2 - FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company balances, transactions, and stockholdings have been eliminated.

NOTE 3 - INVENTORIES

Inventories at December 31, 2003 consisted of the following:

Raw materials and supplies         $100,217
Work in process                     674,419
Finished goods - Demo                52,701
Finished Goods                            0
Less: Provision                           0

Total Inventories                  $827,337

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2003 consisted of the following:

Furniture and fixtures         $125,074
Machinery and equipment         307,490
Tooling - new products                -
Design rights                         -
Vehicles                            500
Demo vehicles                   192,530
  Less depreciation and
      amortization             (316,526)

Total property and equipment   $309,068

Depreciation expense for the year ended December 31, 2003 was $104,334.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Leases

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

Royalty/Licensing Agreements

On December 27, 2001, the Company entered into a new license agreement covering the design and other rights, with Mardikian Marine Design, an entity that includes two of the Company's larger shareholders, and a principal of the holder of the Company's Series B preferred stock. The Company paid all outstanding obligations under the agreement for 2002 in the first quarter of 2003; in addition the Company paid all outstanding obligations under the agreement through June 2003. The remaining obligation under the agreement remain in dispute and is the subject of a claim by a member of Mardikian Marine Design and a counter suit against a member of Mardikian Marine Design. One of the principals of Mardikian Marine Design has informed the Company of his intention to revoke the licensing agreement to the Company and has filed a lawsuit against the Company (discussed in Part 1,Item 3 of this Form 10-KSB).

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



                                        Number of securities    Weighted average       Number of securities
                                         to be issued upon     exercise price of for    remaining available
                                           exercise of               future             outstanding options
                                       outstanding options
Plan Category

Equity compensation plans approved by
security holders                        (a) 1,987,829           (b) $0.11                 (c) 12,171
Equity compensation plans not
approved by security holders                 ________                ____                     _____
Total:                                  (a) 1,987,829           (b) $0.11                 (c) 12,171


NOTE 7 - SALE OF ASSETS

Effective July 1, 2003 and modified on September 15, 2003, the
Company transferred the sales activity and right to use the Stanton, California facility, and transferred certain boat assets of the fire and rescue operations to its subsidiary, Rockwell Power Systems Inc. ("RPSI"). The Company then agreed to accept shares from Xtreme
Companies, a public traded company trading under the symbol XTRI.OB on the Bulletin Board. Under the agreement, Force Protection agreed to distribute the shares it received to its shareholders of record on December 5, 2003. In addition Force Protection is to receive
$500,000 in preferred Series A stock of Xtreme for a list of tangible and intangible assets included as part of the original asset sale agreement.

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

Capital Stock Transactions

During the nine months ended September 30, 2003, two restricted shares of Series C preferred stock were redeemed, ten shares were issued to Garth Barrett, an employee, two shares to Russell Miller, a consultant advising on strategic issues, and one share was committed to Scott Ervin, a director of the company, in exchange for a loan of $50,000 to the Company, leaving a balance of 45 shares of Series C preferred stock outstanding and committed at September 30, 2003.

The Company issued to Scott Ervin, a director, as compensation in such capacity, restricted shares of common totaling 250,000 in the third quarter 2003.

During the three months and nine months ended September 30, 2003, the Company issued or committed to be issued 195,085 and 3,300,000 restricted shares of common stock, respectively, to five companies and individuals (Regent Capital West, Albert Mardikian, Ashford Capital LLC., R. James Consulting, and Harrison Douglas, Inc.) in connection with compensation under the private placement being conducted by the Company.

During the three months and nine months ended September 30, 2003, the Company sold a total of 2,245,000 and 25,924,000 restricted shares of common stock and warrants, respectively, to investors pursuant to its private placement memorandum, generating net proceeds of $88,981 and $1,299,900 respectively, pursuant to the sale of common stock units. Each common stock unit consists of (a) 50 restricted shares of common stock of the Company, (b) one warrant to purchase 25 restricted shares of common stock of the Company at an exercise price of $0.20 per share, and (c) one warrant to purchase 25 restricted shares of common stock, at an exercise price of $0.30 per share (which was subsequently reduced to $0.01 per share, of which all warrants were exercised).

Employment Agreements.

During the second quarter of 2003, the Company negotiated certain changes in employment agreements with certain of its officers.

Under a previous agreement, the Company was to issue Mr. Watts a warrant for 2,000,000 restricted shares of common stock at $0.07 a share with full vesting rights as of July 1, 2002, plus a warrant for 1,000,000 restricted shares of common stock at $0.07 a share vesting on the June 30, 2003, plus a warrant for 1,000,000 restricted shares of common stock at $0.07 a share vesting on June 30, 2004, plus 10 shares of Series "C" preferred or the equivalent in common shares. These issuances were modified to be grants, effective July 1, 2002, of 2,000,000 shares of S8 common stock, plus a warrant for 1,000,000 S8 shares of common stock at $0.07 exercisable on June 20, 2003, plus a warrant for 1,000,000 S8 shares of common stock exercisable on June 20, 2004.

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

In connection with the restructuring of the Company, it entered into a verbal termination agreement with Madhava Rao Mankal. The agreement stipulates that he will assist the Company as a consultant for 90 days beginning October 1, 2003 at the same salary, without benefits, and receive a grant of 600,000 restricted shares of stock in September, 2003. On December 31, 2003 Mr. Mankal will be paid 90 days termination based on his annual rate of salary of $64,800. In June 2003, Mr. Mankal received 200,000 restricted shares of common stock for the first and second quarters of 2003 in connection with his employment contract dated March 17, 2003, and in September 2003 he received 600,000 restricted shares of common stock in connection with his termination agreement.

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

Acquisition of TSG International, Inc.

As part of the purchase of TSG International, Inc. (which owns 100% of Technical Solutions Group, Inc.,) in July 2002 (see 2002 Form 10-
KSB), Ashford Capital, LLC, an advisor to the transaction and a shareholder of the Company, received shares equal to 10% of TSG International, Inc. in the form of a Series A preferred stock. An agreement was reached in April of 2003 under which Ashford Capital, LLC could exchange each shares of TSG International, Inc. Series A preferred stock for 50 shares of the Company's Series C preferred shares, by **notifying the Company by October 15, 2003.

In September 2003, Ashford Capital, LLC and the Company's CEO, Michael Watts, reached an agreement under which the TSG Series A preferred shares and the rights associated with the Series A preferred shares were purchased by Mr. Watts in a private sale between the parties. On October 12, 2003, the Company was notified of Ashford Capital, LLC's intention to exercise its option to exchange its TSG International, Inc. preferred stock for the Company's Series C preferred stock. Under the terms of the agreement, Mr. Watts will exchange each share of his TSG International, Inc. stock for 50 shares of Company Series C preferred stock effective October 15, 2003. As a result, the Company will hold 100% of TSG International, Inc.

Redemption of Series C Preferred Stock

Under the terms of the Series C preferred stock, as reflected in an amended Certificate of Designation, shareholders could redeem each preferred share for $12,000 after a certain date. Under these terms, Noriaki Sasaki notified the Company of his request to redeem 10 shares of the Series C preferred stock at a schedule to be provided by the Company. The Company has agreed to a redemption schedule and has redeemed 2 of the 10 shares. The remaining 8 shares should be redeemed by January 2004. Subsequently, the remaining Series C shareholders have waived the redemption rights in return for an extension of the mandatory conversion dates (see 2002 Form 10-KSB).

NOTE 9 - INCOME TAXES

There has been no provision for U.S. federal, state, or foreign income taxes for any period because the Company has incurred losses in all periods and for all jurisdictions.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows as of December 31, 2002:

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

Note 10 Discontinued Operations

Discontinued operations follows SFAS no. 144. The loss from discontinued operations consist of impairment loss, the loss or gain from actual operations, and the gain/loss on the disposal of assets. All these accounts are included in discontinued operations in the period in which they occur.

On October 1, 2003, Force Protection discontinued operations of its boat division from its ongoing operations as the result of the asset disposal. Force Protection does not have any continuing involvement in the operations after the disposal.

We anticipate "subsequent adjustments" in 2004 for settlement of employee severance and any potential warranty claims.

        Discontinued operations:
              Loss from operations including
              Impairment loss                            $2,932,179

              Income tax benefit                                  -
                                                         -----------
        Loss from Discontinued Operations                $2,932,179

Note 11 Contingency Losses

A potential liability from the discontinued boat operation exists. During the 2001-2002 time frame, the company experienced a hull quality problem with a foreign distributor. The issue has been satisfied however a $29,000 potential exposure remains. The company believes the probability of this exposure is very low.

A potential liability from the discontinued boat operation exists. There is a lawsuit pending in Texas seeking $42,495 and legal fee. The claim has arises over charges of vessel defects, specifically the motor supports creating hull damage.

There has been no adjustment to the financial statements reflecting these potential liabilities.

Note 12 Receivables

During 2003 we factored our receivables at 3%.

Note 13 Goodwill

The impairment expense for 2002 was $1,400,000. $482,874 was reclassified from "Investment in TSG" to Goodwill during the 4th quarter. The goodwill impairment expense for 2003 was $1,917,747. There is no goodwill remaining on the balance sheet as of December 31, 2003.

Note 14 Restructuring Expenses - Net

The Company implemented restructuring actions to streamline operations and exit the boat business. These actions include workforce reductions, rationalization and the exit of the boat business. Charges and credits related to discontinued operations are included in income (loss) from operations of discontinued operations.
As of December 31, 2003, there is no longer a restructuring reserve on the balance sheet. Restructuring expense for 2003 was $224,947.

SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The adoption of SFAS 146 did not have a material impact on the Company's financial condition.

Note 15 Debts

As of December 31, 2003 we had $209,422 of total long term debt. $32,461 of this debt is a 12% simple interest loan, with a maturity date of November 1, 2004. The remaining $176,961 are long-term payables with no effective or stated interest or maturity dates.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None.

Item 9A.  Control and Procedures


(a) Evaluation of disclosure controls and procedures.

     Within the 90 days prior to the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Company's president and chief financial officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act as of September 30, 2003.

(b)  Changes in internal controls.

     The most significant changes in the Registrant's internal controls or in its factors that could significantly affect those controls was the addition of a chief executive officer and the issuance of an authorization procedure for commitment of resources.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTES AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers, Promoters and Control Persons

     The following table sets forth certain information about our directors and executive officers.

Name                      Age    Position

Michael Watts             56     Chief Executive Officer, Director

Madhava Rao Mankal        52     Director

Scott R. Ervin            49     Director

Frank Kavanaugh           43     Director of Business Development, Director

Gale Aguilar              71     Director

Thomas H. Thebes          48     VP of Finance, Chief Financial Officer

Biographies of executive officers and directors

Michael Watts, Chief Executive Officer/Director

Mr. Watts joined us in July of 2002 as General Manager of TSG, International and was appointed Chief Executive Officer on May 29, 2003. Mr. Watts has more than 30 years of experience as an executive and investor. He has served as CEO of four private companies in the computer hardware, computer software, consumer electronics, and semiconductors fields - two of which he founded. In addition, he has served as a management consultant to numerous companies, including BNP Paribas and Wells Fargo Bank, in various industries. From March 1998 to February 2002, Mr. Watts was self employed as an investor. For the period of January 2002 to July 2002, he served as a management consultant to visual enVisual Enterprises, Inc. a software company. From November 2002 through May 2003 he was associated with the consulting firm of Hickey & Hill and was employed as an advisor to BNP Paribas. Mr. Watts received a Bachelor of Science degree in Electrical Engineering with high honors from Colorado State University in 1969 and studied Finance in the MBA program at the University of Colorado in 1973. He holds five patents, including one for the laser bar code scanner and four related to software.

Madhava Rao Mankal: -  Director

Mr. Mankal served as Chief Financial Officer from May 1999, and was appointed President in January of 2002. With the sale of our California operations, agreement was terminated which stipulates that he remain chief financial officer of the Registrant until November 30, 2003 and then act as a consultant for the Registrant until December 31, 2003. Prior to that, Mr. Mankal served as Controller of American Power Products, Inc. between 1998 and 1999, and Manager at American Power Products, Inc., from September 1994 to 1998. He has more than 28 years of experience in senior positions in various manufacturing and service organizations. He is Qualified Chartered Accountant and Cost Accountant and a member of the Institute of Chartered Accountant, Institute of Cost and Works Accountants, and Institute of Management Accounting.

Scott R. Ervin: - Director

Mr. Ervin acted initially as a director from June through October 2001, and has served on the board continuously since February 2002. He is an attorney, having graduated from Boston College Law School (JD 1984) and is licensed to practice in New York and Texas. From 1984 through 1991 Mr. Ervin was associated with the New York law firm of Burlingham, Underwood and from 1991 through 1999 he practiced law with the law offices of Dr. Abdelrahman Abbar, in Jeddah Saudi Arabia. Since 1999 Mr. Ervin has been in private practice in Austin Texas. He is a director of Interlex, Inc a Texas corporation and a director of The Behavioural Sciences Foundation, a non-profit scientific research foundation. He also acts as trustee for several private trusts.

Frank Kavanaugh: - Manager of Business Development, Director

Mr. Kavanaugh has worked for the Company since May of 2002 in our fire/rescue business, and in January of 2003 became responsible for strategic and investment relationships. In October of 2003 he was appointed to the board of directors. Over the last 8 years, as a principal in Ashford Capital, LLC and its predecessor he has served in several executive positions including operational management roles at NewGen Systems, and several portfolio companies. He co founded and served as President of QuickStart Technologies and held positions at Microsoft and Hewlett Packard. His education includes: a BS degree in Information & Computer Science, from University of California, Irvine and an MBA from Pepperdine University. He also serves on several community boards including the Child Guidance Center of Orange County, and the board of advisors at Chaprman University's Leatherby Center.

Gale Aguilar: - Director

Mr. Aguilar has served as our director since October of 2003. Currently he is the President and a member of the Board of Directors at MITEM Corporation which he joined in 1995. His experience includes SF2 Corp, Stardent Corporation, and Prime Computer as VP of Marketing Senior, and VP of Corp. Strategy and Corp. Development. In addition, he worked at IBM for 27 years in several positions including \ Director of Marketing and Service General Products Division, and IBM Director of Product Marketing, and Director of Systems Strategy. His experience includes active duty in the Army 1951-55. He participates on several corporate and charitable boards.

Thomas H. Thebes: - VP Finance, Chief Financial Officer

Mr. Thebes joined the company in November 2003 as VP Finance,
Chief Financial Officer. Prior to joining us, Mr. Thebes served as Program Manager for Flextronics. From 2001 through 2003, Mr. Thebes was a
Financial Consultant for ID Technologies and GlaxoSmithKline. From 1999 to 2001, Mr. Thebes was the Controller, Manufacturing and International Operations
- Insilco Technologies. Mr. Thebes has over 22 years of operational management and strategic business analysis in both the federal sector and private industry. He has spent over 12 years conducting Activity Based Management studies, business process reengineering, benchmarking and strategic planning for Fortune 100 and Fortune 1000 companies. Mr. Thebes holds an undergraduate degree from Miami University and an MBA from the University of Toledo.

Number and Election of Directors

We have five directors. Directors are elected annually.

Director Compensation

We currently reimburse Directors for travel expense associated with their work for the company and have agreed to establish a compensation plan to be submitted for approval by shareholders at our annual meeting in 2004.

Employment Agreements with Key Persons

During the second quarter of 2003, we negotiated certain changes in employment agreements with certain of our executive officers:

Under a previous agreement dated June 20, 2002 and effective on July 1, 2002 we were to issue our CEO, Michael Watts, 2,000,000 restricted shares of common stock vesting immediately and delivered no later than one-year from the date of this agreement. In addition, he was to receive a warrant for 2,000,000 restricted shares of common stock, exercisable at $0.07 per share, vesting on the first and second anniversary dates of the agreement. Finally, he was to receive a warrant to purchase 10 shares of Registrant Series C preferred stock or its equivalent in our common stock. These issuances were modified by the board of directors to be grants, effective July 1, 2002, of 2,000,000 restricted shares of common stock, plus a warrant for 1,000,000 restricted shares of common stock at $0.07 a share vesting on June 20, 2003, plus a warrant for 1,000,000 restricted shares of common stock vesting on June 20, 2004.

On April 1, 2003, we entered into an agreement with Frank Kavanaugh, our director of business development, for a salary, and a grant of 500,000 restricted shares of our common stock. Also, during June 2003, Mr. Kavanaugh was granted 750,000 restricted shares of common stock that were committed in June of 2002, for consulting services as interim general manager during the second and third quarters of 2002.

In connection with our restructuring, we entered into a verbal termination agreement with Madhava Rao Mankal in connection with his prior employment agreement. The agreement stipulates that he remain our chief financial officer until November 30, 2003 and then act as our consultant until December 31, 2003 at the same salary, without benefits, and receive a grant of 600,000 restricted shares of stock in September, 2003. On December 31, 2003 Mr. Mankal will be paid 90 days termination based on his annual rate of salary of $64,800. In June 2003, Mr. Mankal received 200,000 restricted shares of common stock for the first and second quarters of 2003 in connection with his employment contract dated March 17, 2003, and in September 2003 he received 600,000 restricted shares of common stock in connection with his termination agreement.

Effective on November 30, 2003, Madhava Rao Mankal will resign as president, secretary, and chief financial officer, and on that date, Thomas H. Thebes will assume the position of chief financial officer of the Registrant. Mr. Mankal will remain a member of the board of directors.

Limitations on Officer and Director Liability

Our Articles of Incorporation limit the liability of our directors or our shareholders for monetary damages for breach of fiduciary duty as a director except, for (i) liability based on a breach of the duty of loyalty to us or our shareholders; (ii) liability for acts or omissions not in good faith or that involved intentional misconduct or a knowing violation of the law; (iii) liability based on the payment of an improper dividend or an improper repurchase of our stock under California law, or violations of federal or state securities laws; (iv) liability for transactions from which the director derived an improper personal benefit; or (v) liability for any act or omissions occurring prior to the effective date of the Articles of Incorporation.

Our Bylaws provide that we shall indemnify a person made or threatened to be made a party to a threatened, pending or completed civil, criminal, administrative, arbitration or investigative proceeding by reason of such person's present or former capacity as our director, officer, employee or agent if such person: (a) has not been indemnified by another organization or employee benefit plan for the same judgment, penalty or fine; (b) acted in good faith; (c) received no improper personal benefit and, if a director, had no improper conflict of interest; (d) in the case of a criminal proceeding, had no reasonable cause to believe the conduct was unlawful; and (e) reasonably believed that the conduct complained of was in our best interests or was not opposed to our best interests.

The Colorado Business Corporation Act requires that unless prohibited or limited by our Articles of Incorporation or Bylaws, we must indemnify its current and former directors, officers and employees who are made or threatened to be made a party to certain proceedings by reason of their present or former official capacity with us, against judgments, penalties, fines, settlements, and reasonable expenses
(including attorney's fees) incurred in connection with such proceedings. "Proceeding," means a threatened, pending or completed civil, criminal, administrative or investigative action, including a derivative action in our name. Reference is made to the detailed terms of the Colorado statute for a complete statement of such indemnification right.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling us under the foregoing provisions, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act, and is unenforceable for that reason.

Item 11. EXECUTIVE COMPENSATION

Set forth in the following table is certain information relating to the approximate remuneration we paid during the past fiscal year to our president and each of our most highly compensated executive officers whose total compensation exceeded $100,000.

Summary Compensation Table

The following table presents a summary of the compensation paid to our Chief Executive Officer and other highly compensated employees during the last four fiscal years.. Except as listed below, there are no bonuses, other annual compensation, restricted stock awards or stock options/SARs or any other compensation paid to executive officers.



                           Annual compensation                      Long-term Compensation
                                                                 Awards
Name and                                  Other           Restricted   Securities              Payouts
principal                                 annual            stock     underlying      LTIP    All other
position       Year     Salary   Bonus   compensation      options/                 payouts compensation
                                           award             SARs
                          ($)     ($)       ($)             ($)           (#)           ($)       ($)
(a)            (b)        (c)     (d)       (e)             (f)           (g)           (h)       (i)

Madhava Rao      2000   60,000     0        0                0             0              0              0
Mankal           2001   64,000     0        0                0             0              0              0
President,       2002   65,000     0        0                0         500,000            0              0
CFO, Director    2003   64.800     0        0                0       1,000,000            0              0
===========================================================================================================
Mike Watts       2000        0     0        0                0             0              0              0
Force            2001        0     0        0                0             0              0              0
Protection       2002    4,500     0        0                0       2,000,000            0         77,000
CEO/President    2003  180,500     0        0                0       1,000,000            0              0
===========================================================================================================
Garth Barrett
TSG              2000        0     0         0               0             0              0              0
President        2001        0     0         0               0             0              0              0
                 2002   60,000     0         0               0             0              0              0
                 2003  120,000     0         0               0       2,250,000            0              0
===========================================================================================================
Frank Kavanaugh
TSG              2000        0     0        0                0             0              0              0
Business         2001        0     0        0                0             0              0              0
Development,     2002   60,000     0        0                0         500,000            0         32,000
Director         2003  146,923     0        0                0         750,000            0              0



Mr. Watts received $77,000 as a consultant to the company prior to his employment.

Director Compensation

Mr. Scott Ervin was awarded 600,000 shares during 2002 and 2003 for services as director.

Stock Option Plans

On September 30, 2003, we adopted a Directors and Consultants Retainer Stock Plan. A total of 5,000,000 shares can be issued under this plan and were registered under a Form S-8 registration statement filed with the Securities and Exchange Commission on November 7, 2003. The purposes of the plan are to enable us to attract and retain both employee and non-employee directors and consultants by paying their retainer or fees in the form of free trading shares of our common stock. As of December 29, 2003, no shares have been issued under this plan. The Board of Directors or a committee of the Board, which determines the persons who are to receive options and the terms and the number of shares subject to each option, administers the Option Plan.

Our July 2000 Employee Stock Compensation Plan provides for the granting of stock options to our employees and certain consultants. A total of 2,000,000 shares of common stock have been reserved for issuance upon exercise of options granted under the plan.

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

Item 12. Security Ownership Of Certain Beneficial Owners And Management

Principal Shareholders

The following table sets forth, to our knowledge, certain information concerning the beneficial ownership of our common stock as of December 31, 2003 by each stockholder known by us to be (i) the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each current director, (iii) each of the executive officers named in the Summary Compensation Table who were serving as executive officers at the end of the 2002 fiscal year and (iv) all of our directors and current executive officers as a group:

Name of                    Number of Shares                Percentage
Beneficial Owner           Beneficially Owned (1)          Ownership (2)
----------------                  ----------------------   -------------
Michael Watts (3)               22,814,706                    12.67%
Garth J. M Barrett (4)           5,850,000                     3.25%
Madhava Rao Mankal (5)           2,142,353                     1.19%
Tom Thebes                               0                     0.00%
Scott Ervin (6)                  1,225,000                     0.68%
Frank Kavanaugh (7)              1,150,000                     0.64%
Ashford Capital, LLC (8)        38,950,000                    21.64%

All directors and executive     72,132,059                   40.07%
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

(2) The shares of common stock outstanding as of December 31, 2003 are 122,280,238.

(3) Michael Watts acquired 50 Series C preferred shares convertible to 18,000,000 assuming total outstanding common shares of 180,000,000 as listed in Note 2. He received 2,250,000 common shares and he has purchased 564,706 shares from the Company. Under the terms of his employment contract he is to an option exercisable in July of 2004 to purchase 2,000,000 shares at 7 cents.

(4) Garth Barrett obtained 2,000,000 common shares as part of settlement of acquisition of Technical Solution Group., Inc. Also, he was awarded 250,000 common shares as bonus and 10 "C" Preferred shares which convert to 3,600,000 common shares.

(5) Madhava Rao Mankal was given 1,500,000 shares as part of the employment agreement. One C preferred Share was purchased by his son, which was converted to common stock amounting to 282,353 common shares. Also includes one Series C preferred share purchased in the name of his wife, Sharada Rao convertible to 360,000 common shares.

(6) Scott Ervin received 865,000 shares of common stock and purchased one share of Series C which is convertible into 360,000 shares of common stock.

(7) Frank Kavanaugh is a principal in Ashford Capital, LLC - See (8) below.

(8) (a) Shares of Common Stock owned for the purposes of this calculation include, (a) 36,000,000 shares of Common Stock issuable upon conversion of Series B Preferred Stock held by Ashford Capital, LLC, and (b) 1,800,000 shares of Common Stock issuable upon conversion of Series C Preferred Stock held by Ashford Capital, KK, and (c) shares in the individual name of Frank Kavanaugh as listed in
Note 7 above. The conversion shares referenced above are calculated assuming 180,000,000 shares outstanding.. Ashford Capital, LLC, disclaims beneficial ownership of the shares attributable to Ashford Capital, KK. The business address of Ashford Capital, LLC is 3419 Via Lido, #470, Newport Beach, CA 92663.

Item 13. Certain Relationships and Related Transactions

During 2003, Mike Watts, CEO loaned the company $50,000 as reflected as "notes payable" on the balance sheet. This note has been repaid during 2004 with no interest.

During 2003, Texbuild, a company owned by Chairman Scott Ervin, loaned the company $50,000 as reflected as "notes payable" on the balance sheet. This note has been repaid during 2004.

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

Pursuant to a finder's fee agreement entered into between Ashford Capital, LLC and Sonic Jet Performance, Inc on February 1, 2002, Sonic Jet granted Ashford Capital ten percent (10%) of the equity ownership of any referred party Acquired by Sonic Jet. In case of Partial acquisition Sonic Jet will pay Ashford ten percent (10%) of the transaction price and/or other consideration of any kind paid by or to Sonic Jet or any of its subsidiaries or affiliates in connection with any transaction for a referred party.

Rights of Series B and Series C Preferred Shareholders.

Under the original agreements for Series B and Series C preferred shares, the conversion rights were extended to December 27, 2004 from the previous mandatory conversion of December 27, 2003. The extension was agreed to in exchange for waiving the time provisions for the filing of the registration statement by the registrant.

Capital Stock Transactions.

During the nine months ended September 30, 2003, two restricted shares of Series C preferred stock were redeemed, ten shares were issued to Garth Barrett, an employee, two shares to Russell Miller, a consultant advising on strategic issues, and one share was committed to Scott Ervin, a director of the company, in exchange for a loan of $50,000 to the Company, leaving a balance of 45 shares of Series C preferred stock outstanding and committed at September 30, 2003.

The Company issued to Scott Ervin, a director, as compensation in such capacity, restricted shares of common totaling 250,000 in the third quarter 2003.

During the three months and nine months ended September 30, 2003, the Company issued or committed to be issued 195,085 and 3,300,000 restricted shares of common stock, respectively, to five companies and individuals (Regent Capital West, Albert Mardikian, Ashford Capital LLC., R. James Consulting, and Harrison Douglas, Inc.) in connection with compensation under the private placement being conducted by the Company.

During the three months and nine months ended September 30, 2003, the Company sold a total of 2,245,000 and 25,924,000 restricted shares of common stock and warrants, respectively, to investors pursuant to its private placement memorandum, generating net proceeds of $88,981 and $1,299,900 respectively, pursuant to the sale of common stock units. Each common stock unit consists of (a) 50 restricted shares of common stock of the Company, (b) one warrant to purchase 25 restricted shares of common stock of the Company at an exercise price of $0.20 per share, and (c) one warrant to purchase 25 restricted shares of common stock, at an exercise price of $0.30 per share (which was subsequently reduced to $0.01 per share, of which all warrants were exercised).

Employment Agreements.

During the second quarter of 2003, the Company negotiated certain changes in employment agreements with certain of its officers.

Under a previous agreement, the Company was to issue Mr. Watts a warrant for 2,000,000 restricted shares of common stock at $0.07 a share with full vesting rights as of July 1, 2002, plus a warrant for 1,000,000 restricted shares of common stock at $0.07 a share vesting on the June 30, 2003, plus a warrant for 1,000,000 restricted shares of common stock at $0.07 a share vesting on June 30, 2004, plus 10 shares of Series "C" preferred or the equivalent in common shares. These issuances were modified to be grants, effective July 1, 2002, of 2,000,000 restricted shares of common stock, plus a warrant for 1,000,000 restricted shares of common stock at $0.07 a share vesting on June 20, 2003, plus a warrant for 1,000,000 restricted shares of common stock vesting on June 23, 2004.

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

In connection with the restructuring of the Company, it entered into a verbal termination agreement with Madhava Rao Mankal. The agreement stipulates that he will assist the Company as a consultant for 90 days beginning October 1, 2003 at the same salary, without benefits, and receive a grant of 600,000 restricted shares of stock in September, 2003. On December 31, 2003 Mr. Mankal will be paid 90 days termination based on his annual rate of salary of $64,800. In June 2003, Mr. Mankal received 200,000 restricted shares of common stock for the first and second quarters of 2003 in connection with his employment contract dated March 17, 2003, and in September 2003 he received 600,000 restricted shares of common stock in connection with his termination agreement.

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

Acquisition of TSG International, Inc.

As part of the purchase of TSG International, Inc. (which owns 100% of Technical Solutions Group, Inc.,) in July 2002 (see 2002 Form 10-
KSB), Ashford Capital, LLC, an advisor to the transaction and a shareholder of the Company, received shares equal to 10% of TSG International, Inc. in the form of a Series A preferred stock. An agreement was reached in April of 2003 under which Ashford Capital, LLC could exchange each shares of TSG International, Inc. Series A preferred stock for 50 shares of the Company's Series C preferred shares, by notifying the Company by October 15, 2003.

In September 2003, Ashford Capital, LLC and the Company's CEO, Michael Watts, reached an agreement under which the TSG Series A preferred shares and the rights associated with the Series A preferred shares were purchased by Mr. Watts in a private sale between the parties. On October 12, 2003, the Company was notified of Ashford Capital, LLC's intention to exercise its option to exchange its TSG International, Inc. preferred stock for the Company's Series C preferred stock. Under the terms of the agreement, Mr. Watts will exchange each share of his TSG International, Inc. stock for 50 shares of Company Series C preferred stock effective October 15, 2003. As a result, the Company will hold 100% of TSG International, Inc.

Redemption of Series C Preferred Stock.

Under the terms of the Series C preferred stock, as reflected in an amended Certificate of Designation, shareholders could redeem each preferred share for $12,000 after a certain date. Under these terms, Noriaki Sasaki notified the Company of his request to redeem 10 shares of the Series C preferred stock at a schedule to be provided by the Company. The Company has agreed to a redemption schedule and has redeemed 2 of the 10 shares. The remaining 8 shares should be redeemed by January 2004. Subsequently, the remaining Series C shareholders have waived the redemption rights in return for an extension of the mandatory conversion dates (see 2002 Form 10-KSB).

Royalty/Licensing Agreements

On December 27, 2001, the Company entered into a new license agreement covering the design and other rights, with Mardikian Marine Design, an entity that includes two of the Company's larger shareholders, and a principal of the holder of the Company's Series B preferred stock. The Company paid all outstanding obligations under the agreement for 2002 in the first quarter of 2003; in addition the Company paid all outstanding obligations under the agreement through June 2003. The remaining obligation under the agreement remain in dispute and is the subject of a claim by a member of Mardikian Marine Design and a counter suit against a member of Mardikian Marine Design. One of the principals of Mardikian Marine Design has informed the Company of his intention to revoke the licensing agreement to the Company and has filed a lawsuit against the Company.(discussed in Part 2, Item 1 of this Form 10-QS.

Sale of Assets.

Effective July 1, 2003 and modified on September 15, 2003, the Registrant transferred the sales activity and right to use the Stanton, California facility, and is obligated to transfer certain boat assets of the fire and rescue operations to its subsidiary, Rockwell Power Systems Inc. ("RPSI"), whose ownership the Registrant will control until completion of certain obligations by the management and investors of RPSI (see Exhibit 2.3 to this Form 10-
QSB). In return, upon satisfaction by the investors in RPSI of certain financial and business obligations of the aforementioned agreement, the Registrant will control one third of the shares of RPSI. Under the agreement, the Registrant agreed to distribute the shares of RPSI to its shareholders. In addition, upon a successful merger or listing of RPSI on the Over the Counter Bulletin Board or its successor, the Registrant intends to sell the bulk of RPSI's remaining tangible and intangible assets associated with the fire rescue business for $500,000 in preferred Series A stock of RPSI. Finally, the parties agreed that RPSI has the option to purchase certain remaining recreational boat business assets for "book value" on March 1, 2004. The Registrant was notified by RPSI that a successful merger with a listed Registrant was achieved in October 2003 with Xtreme Companies, which is listed on the OTCBB and that the payment to complete the transaction would be made during the fourth quarter of 2003.

Subsequent Events.

During February, 2004 we introduced a new product called the "TYPHOON". Details about this product can be found in Part I - Products.

Signatures

Controls and Procedures.

The principal executive officer and principal financial officer, based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) of the Securities Exchange Act of 1934) as of December 31, 2003 has concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiary is recorded, processed, summarized and reported with the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

The principal executive officer and principal financial officer has concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2003, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.

                                   SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FORCE PROTECTION, INC.

Date:  March 1, 2004                 By: /s/ MICHAEL WATTS
                                     Michael Watts
                                     Chief Executive Officer/Director

Date:  March 1, 2004                 By: /s/ Thomas Thebes
                                     Thomas Thebes
                                     Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                      (Principal Executive Officer)


Date:  March 1, 2004                   By: /s/ Michael Watts
                                       Michael Watts
                                       Chief Executive Officer/Director

                             CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael Watts, certify that:

1. I have reviewed this annual report on Form 10-KSB of Force
Protection,
Inc.;

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

Date: April 1, 2004

/s/ Michael Watts
Michael Watts
CEO,Director

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas Thebes, certify that:

1. I have reviewed this annual report on Form 10-KSB of Force Protection, Inc.;

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

Date: April 1, 2004

/s/ Thomas Thebes
Thomas Thebes
CFO, VP of Finance

Item 14. Exhibits and Reports on Form 8-K

Exhibit   Description

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

2.3 Modification of Business Asset Sale, License Agreement & Assignment of Rights between the Registrant and Rockwell Power Systems, Inc., dated September 15, 2003 (including the following exhibits: Exhibit A: Bill of Sale; Exhibit B: Employee Transfer Consent; Exhibit C: Disclosure Notice; and Exhibit D: Post Acquisition Capital Structure - previously filed).

3.1 Articles of Incorporation for Boulder Capital Opportunities III, Inc. (Previously filed with the Commission on March 24, 1997 as Exhibit 3.(i) to the Company's General Form for Registration of
          Securities of Small Business Issuer on Form 10-SB.)

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

4.9 Letter Agreement between the Registrant and Ashford Capital LLC, dated April 15, 2003 (previously filed).

4.10 Investment Agreement between the Registrant and Dutchess Private Equities Fund, L.P., dated September 22, 2003, including the following exhibit: Exhibit A: Registration Rights Agreement (the following exhibits have been omitted: Exhibit B: Opinion of Company's Counsel; Exhibit C: [reserved]; Exhibit D: Broker Representation Letter; Exhibit E: Board Resolution; Exhibit F: Put Notice; and Exhibit G: Put Settlement Sheet) (the following schedules have been omitted: Schedule 4(a): Subsidiaries; Schedule 4(c): Capitalization;
         Schedule 4(e): Conflicts; Schedule 4(g): Material Changes; Schedule 4(h): Litigation; Schedule 4(l): Intellectual Property; Schedule (n) Liens; and Schedule 4(t) Certain Transactions) (previously filed).
         10.1 2000 Stock Plan of Sonic Jet Performance, Inc. (Previously filed with the Commission on June 30, 2000 as Appendix A to the Company's Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934.)

10.2 Consulting Agreement between Kevin Ryan and Sonic Jet Performance, Inc. (previously filed).

10.3 Consulting Agreement between eFund Capital Partners, LLC and Sonic Jet Performance, Inc. (previously filed).

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

10.6 Amendment to the Series C Preferred Stock Certificate of Designation (previously filed with the Commission on September 30, 2002, as exhibit to the Company's Report on Form 10 QSB).

10.7 Amendment to the Series B Preferred Stock Certificate of Designation (previously filed).

10.8 Settlement Agreement between Jeff Conrad and Sonic Jet Performance, Inc. (filed herewith).

10.9 Settlement Agreement between Catherine Basinger and Sonic Jet Performance, Inc. (previously filed).

10.10 Consulting Agreement with Gordon McGilton and Sonic Jet Performance, Inc. (previously filed).

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

10.15 Employment Offer Letter between Madhava Rao Mankal and Sonic Jet Performance, Inc. (filed herewith).

10.16 Employment Offer Letter between Frank Kavanaugh and Sonic Jet Performance, Inc. (filed herewith).

10.17 Employement Offer Letter between Walter Wright and Sonic Jet Performance, Inc. (filed herewith).

10.18 Consulting Agreement between Harrison Douglas, Inc. and Sonic Jet Performance (filed herewith).

10.19 Modification of Business Asset Sale, License Agreement & Assignment of Rights between the Registrant and Rockwell Power Systems, Inc., dated September 15, 2003. (filed as Exhibit 2.3 to the Company's Form 10-QSB filed on November 18, 2003. (previously filed).

10.20     Letter Agreement between the Registrant and Ashford Capital,
          LLC, dated April 15, 2003   (filed as Exhibit 4.9 to the Company's
          Form 10-QSB filed on November 18, 2003 and incorporated herein by reference).

10.21     Investment Agreement between the Registrant and Dutchess
          Private Equities Fund, L.P., dated September 22, 2003 (filed as
          Exhibit 4.10 to the Company's Form 10-QSB filed on November 18, 2003 and incorporated herein by reference).

10.22     Employment Offer Letter between the Registrant and Michael
          Watts, dated June 20, 2002 (filed as Exhibit 10.1 to the Company's Form 10-QSB filed on November 18, 2003 and incorporated herein by reference).

10.23 Employment Offer Letter between the Registrant and Michael Watts, dated July 1, 2002 (previously filed).

10.24     Modified  Employment Offer Letter dated March 17, 2003
          between the Registrant and Madhava Rao Mankal, dated March 17, 2003 (incorporated by reference to Exhibit 10.14 of the Form 10-KSB filed on April 16, 2003).

10.25     Employment  Offer Letter between the Registrant and Frank
          Kavanaugh, dated March 31, 2003 (incorporated by reference to Exhibit
          10.16 of the Form 10-KSB filed on April 16, 2003).

21.0 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-QSB filed on August 19, 2003).

23.1 Consent of Michael Johnson & Co. LLC. Independent Auditors. (Previously filed)

Reports or Form 8-K filed during the last quarter of the period covered by this report.

    During the three months ended December 31, 2003 we filed the following reports on form 8-K/A:

We filed form 8K/A, filed on 10/23/2003 announcing the acquisition or disposition of assets, the name change to FORCE PROTECTION, INC., and financial statements.