Form 10KSB/A
period 2003-12-31
FORCE PROTECTION INC
filed 2004-05-04
CIK 1032863

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A
                                  -------------

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

The aggregate market value of the voting Common Stock held by non- affiliates of the issuer was approximately $3,483,764 (computed using the 49,768,057 non affiliate shares outstanding at closing price of $0.07 per share of Common Stock on December 31, 2003 as reported by the Over the Counter Bulletin Board).

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K are forward-looking statements that are based on current expectations, estimates, forecast and projections about us, our future performance, the industries in which we operate, our beliefs and our managements assumptions. In addition, other written or oral statements that constitute forward- looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are found at various places throughout this report and in the documents incorporated herein by reference. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. These risk and uncertainties include the failure of the vehicle protection market to improve or to improve at the pace we anticipate; continued net losses and negative operating cash flow that may affect our ability to satisfy our cash requirements; our ability to realize the benefits we expect from our strategic direction and restructuring program; our ability to secure additional sources of funds on reasonable terms; our credit ratings; our ability to compete effectively; our reliance on a limited number of key customers; our exposure to the credit risk of our vendors; our reliance on third parties to manufacture some of our components and parts; the cost and other risks inherent in our long-term sales agreements; our product portfolio and the ability to keep pace with technological advances in our industry; the complexity of our products; our ability to retain and recruit key personnel; existing and future litigation; our ability to protect our intellectual property rights and the expenses we may incur in defending such rights; changes in environmental health and safety law; changes to existing regulations or technical standards; and the social, political and economic risks of our foreign operations. For a more detailed list of risks and uncertainties please refer to " Risk Factors". Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise.

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

Our principal executive offices are located at 9801 Highway 78, #3, Ladson, South Carolina 29456. Our telephone number is (843) 740- 7015. Our website address is www.forceprotectioninc.com. Information contained on our website does not constitute part of this report and our address should not be used as a hyperlink to our website.

We are an Over-the-Counter company, publicly traded on the Over the Counter Bulletin Board under the ticker symbol "FRCP.OB."

DETAILS:

Force Protection, formally Sonic Jet Performance, Inc. (the "Company) designs, manufactures and markets mine protected vehicles. The products combine innovative designs with power, safety, handling and stability to create vehicles designed to protect and save lives. Force Protection, Inc. is a publicly traded company, which trades on the Over-the- Counter Bulletin Board, ( National Quotation Service under the ticker symbol "FRCP.OB").

The Company is headquartered in Ladson, South Carolina and is comprised of one business division and a corporate group. The operating division is the Mine Protected Vehicles division, ("TSG"), which is located in Ladson, South Carolina.

- TSG designs, manufactures and markets mine-protected vehicles (collectively, the "MPVs" or "Vehicles") used by police, and military organizations domestically and abroad for transportation, de- mining, and special applications.

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

LEASES:

On October 10, 2003, TSG entered into a lease agreement with Intertech Group, Inc. to lease 86,000 square feet of manufacturing and administrative space and transfer the Company's executive offices at the end of October, 2003 to new facilities at 9801 Highway 78, Building No. 3, Ladson, South Carolina. The term of the lease is five years starting October 15, 2003, with an option to renew for another five years. The space substantially increases the Company's ability to qualify for and fulfill larger contracts for its mine- protected vehicles. Annual rent is $215,000 for the first year plus utilities, taxes and maintenance, and $258,000 base rental for the next four years. The prior landlord has agreed to terminate its lease at the Company's prior headquarters located at 2031 Avenue B, Building 44, North Charleston, South Carolina, in exchange for payment of rent at this prior facility through November 30, 2003.

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

ITEM  2.  DESCRIPTION  OF  PROPERTY

On October 10, 2003, TSG entered into a lease agreement with Intertech Group, Inc. to lease 86,000 square feet of manufacturing and administrative space and transfer the Company's executive offices at the end of October, 2003 to new facilities at 9801 Highway 78, Building No. 3, Ladson, South Carolina. The term of the lease is five years starting October 15, 2003, with an option to renew for another five years. The space substantially increases the Company's ability to qualify for and fulfill larger contracts for its mine- protected vehicles. Annual rent is $215,000 for the first year plus utilities, taxes and maintenance, and $258,000 base rental for the next four years. The prior landlord has agreed to terminate its lease at the Company's prior headquarters located at 2031 Avenue B, Building 44, North Charleston, South Carolina, in exchange for payment of rent at this prior facility through November 30, 2003.

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

On September 4, 2003 the Commonwealth of Pennsylvania, Pennsylvania Securities Commission issued a summary order to Cease and Desist pertaining to the Private Placement Memorandum. A Sonic Jet representative sent a packet of disclosure materials to a non- accredited investor under Section 501 of Regulation D.

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

Our common stock is traded on the OTC Bulletin Board under the symbol "FRCP.OB". Our common stock began trading on the OTC Bulletin Board on December 29, 1998 under the symbol "SJET.OB". Before our listing on the OTC Bulletin Board none of our securities were traded in the public market. Bid and ask quotations for our common shares are routinely submitted by registered broker dealers who are members of the National Association of Securities Dealers on the NASD Over-the-Counter Electronic Bulletin Board. These quotations reflect inner- dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The following table shows, for the periods indicated, the high and low closing sales prices per share of our common stock.

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

We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price. We experienced net losses of $5,373,377 for the year ended December 31, 2002, and $5,321,623 for the twelve-month period ended December 31, 2003. We have generated significant net losses in recent periods, and experienced negative cash flows from operations in the amount of $1,498,184 for the year ended December 31, 2002 and $4,371,480 for the twelve-month period ended December 31, 2003. In recent years, some of the losses were incurred as a result of investments in new product development and marketing costs. While we have reduced our investments, we anticipate that we will continue to generate net losses and we may not be able to achieve or sustain profitability on a quarterly or annual basis in the future. In addition, because large portions of our expenses are fixed, we generally are unable to reduce expenses significantly in the short- term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, we may continue to experience net losses, which will make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

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

Our securities are quoted on the Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market or national or regional exchanges. Securities traded on the Over-the-Counter Bulletin Board are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The Securities and Exchange Commission's order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the Over-the-Counter Bulletin Board. Quotes for stocks included on the Over-the-Counter Bulletin Board are not listed in newspapers. Therefore, prices for securities traded solely on the Over-the- Counter Bulletin Board may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price.

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

REVENUE  RECOGNITION

The Company's revenues are derived principally from the sale of blast and mine-protected vehicles. Revenue from products and services are recognized at the time goods are shipped or services are provided to the customer, with an appropriate provision for returns and allowances. The estimated sales value of performance under fixed- price and fixed-price incentive contracts in process is recognized under the percentage-of-completion method of accounting in which the estimated sales value is determined on the basis of physical completion to date (the total contract amount multiplied by percent of performance to date less sales value recognized in previous periods) and cost (including general and administrative) are expensed as incurred. It is our policy to not recognize revenue until customer acceptance and shipment to the customer. All advance payments are treated as "deferred revenue".

RESEARCH  AND  DEVELOPMENT

We  expense  research  and  development  cost  as  incurred.

INTERNAL  CONTROLS

TSG is a relatively new company with limited staff resources. Internal controls have been put in place and are evolving as the company grows.

NOTE  2  -  FINANCIAL  STATEMENTS

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter- company balances, transactions, and stockholdings have been eliminated.

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

NOTE  5  -  COMMITMENTS  AND  CONTINGENCIES

LEASES

On October 10, 2003, TSG entered into a lease agreement with Intertech Group, Inc. to lease 86,000 square feet of manufacturing and administrative space and transfer the Company's executive offices at the end of October, 2003 to new facilities at 9801 Highway 78, Building No. 3, Ladson, South Carolina. The term of the lease is five years starting October 15, 2003, with an option to renew for another five years. The space substantially increases the Company's ability to qualify for and fulfill larger contracts for its mine- protected vehicles. Annual rent is $215,000 for the first year plus utilities, taxes and maintenance, and $258,000 base rental for the next four years. The prior landlord has agreed to terminate its lease at the Company's prior headquarters located at 2031 Avenue B, Building 44, North Charleston, South Carolina, in exchange for payment of rent at this prior facility through November 30, 2003.

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

                           SUMMARY COMPENSATION TABLE

The following table presents a summary of the compensation paid to our Chief Executive Officer and other highly compensated employees during the last four fiscal yearsExcept as listed below, there are no bonuses, other annual compensation, restricted stock awards or stock options/SARs or any other compensation paid to executive officers.

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

Name of                    Number of Shares                Percentage
Beneficial Owner           Beneficially Owned (1)          Ownership (2)
----------------           ----------------------         -------------

Michael Watts (3)               22,814,706                    12.67%
Garth J. M Barrett (4)           5,850,000                     3.25%
Madhava Rao Mankal (5)           2,142,353                     1.19%
Tom Thebes                               0                     0.00%
Scott Ervin (6)                  1,225,000                     0.68%
Frank Kavanaugh (7)              1,150,000                     0.64%
Ashford Capital, LLC (8)        38,950,000                    21.64%

All directors and executive
officers as a group (persons)   72,132,059                   40.07%

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

(7)  Frank  Kavanaugh  is  a  principal in Ashford Capital, LLC - See (8) below.

(8) (a) Shares of Common Stock owned for the purposes of this calculation include, (a) 36,000,000 shares of Common Stock issuable upon conversion of Series B Preferred Stock held by Ashford Capital, LLC, and (b) 1,800,000 shares of Common Stock issuable upon conversion of Series C Preferred Stock held by Ashford Capital, KK, and (c) shares in the individual name of Frank Kavanaugh as listed in Note 7 above. The conversion shares referenced above are calculated assuming 180,000,000 shares outstandingAshford Capital, LLC, disclaims beneficial ownership of the shares attributable to Ashford Capital, KK. The business address of Ashford Capital, LLC is 3419 Via Lido, #470, Newport Beach, CA 92663.


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

10.7 Amendment to the Series B Preferred Stock Certificate of Designation (previously filed).

10.8 Settlement Agreement between Catherine Basinger and Sonic Jet Performance, Inc. (previously filed).

10.9 Consulting Agreement with Gordon McGilton and Sonic Jet Performance, Inc. (previously filed).

10.10 Agreement between Mission Capital and Sonic Jet Performance, Inc. (previously filed with the Commission on September 30, 2002, as exhibit to the Company's Report on Form 10 QSB).

10.11 Letter dated February 5, 2002, between Regents Capital West and Sonic Jet Performance, Inc. (previously filed with the Commission on March 15, 2002, as exhibit to the Company's Report on Form 10 KSB).

10.12 Letter between Sonic Jet Performance, Inc. and encore Capital Management, LLC, JNC Opportunity Fund, Ltd. And JNC
          Strategic Fund, Ltd. (previously filed with the Commission on January 7, 2002, as exhibit 10.3 to the Company's Current Report on Form 8-K).

10.13 Modification of Business Asset Sale, License Agreement & Assignment of Rights between the Registrant and Rockwell Power Systems, Inc., dated September 15, 2003. (filed as Exhibit 2.3 to the Company's Form 10-QSB filed on November 18, 2003. (previously filed).

10.14     Letter Agreement between the Registrant and Ashford Capital,
          LLC, dated April 15, 2003   (filed as Exhibit 4.9 to the Company's
          Form 10-QSB filed on November 18, 2003 and incorporated herein by reference).

10.15     Investment Agreement between the Registrant and Dutchess
          Private Equities Fund, L.P., dated September 22, 2003 (filed as
          Exhibit 4.10 to the Company's Form 10-QSB filed on November 18, 2003 and incorporated herein by reference).

10.16     Employment Offer Letter between the Registrant and Michael
          Watts, dated June 20, 2002 (filed as Exhibit 10.1 to the Company's Form 10-QSB filed on November 18, 2003 and incorporated herein by reference).

10.17 Employment Offer Letter between the Registrant and Michael Watts, dated July 1, 2002 (previously filed).

10.18     Modified  Employment Offer Letter dated March 17, 2003
          between the Registrant and Madhava Rao Mankal, dated March 17, 2003 (incorporated by reference to Exhibit 10.14 of the Form 10-KSB filed on April 16, 2003).

10.19     Employment  Offer Letter between the Registrant and Frank
          Kavanaugh, dated March 31, 2003 (incorporated by reference to Exhibit
          10.16 of the Form 10-KSB filed on April 16, 2003).

21.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-QSB filed on August 19, 2003).

23.1      Consent of Michael Johnson & Co. LLC. Independent Auditors.


31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                             FORCE PROTECTION, INC.



Date:  May 4,  2004                  By:  /s/  MICHAEL  WATTS
                                     Michael  Watts
                                     Chief  Executive  Officer/Director
                                     (Principal Executive Officer)


Date:  May 4,  2004                  By:  /s/  Thomas  Thebes
                                     Thomas  Thebes
                                     Chief  Financial  Officer
                                    (Principal Accounting and Financial Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                    Title                         Date
---------                    -----                         ----

/s/  Michael  Watts          Director                     May 4,  2004
------------------
Michael  Watts

/s/  Madhava  Rao  Mankal     Director                    May 4,  2004
-------------------------
Madhava  Rao  Mankal

/s/  Frank  Kavanaugh         Director                    May 4,  2004
---------------------
Frank  Kavanaugh

/s/  Gale  Aguilar            Director                    May 4,  2004
----------------
Gale  Aguilar

/s/  R.  Scott  Ervin         Director                    May 4,  2004
--------------------
R.  Scott  Ervin