Form 10QSB
period 2004-03-31
FORCE PROTECTION INC
filed 2004-05-17
CIK 1032863

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED  MARCH 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER: 0-22273

                             FORCE PROTECTION, INC.
                             ----------------------
             (Exact name of Registrant as specified in its charter)

         Colorado                                 84-1383888
(State or jurisdiction of  incorporation        I.R.S. Employer
         or  organization)                     Identification  No.)

       9801  Highway  78,  #3,  Ladson  South  Carolina 29456
          ---------------------------------------------------
            (Address  of  principal  executive  offices)
                             (Zip  Code)

                 Registrant's telephone number:  (843) 740-7015
                                                 --------------

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, No Par
                                      Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes -- x No.
                                  ---     ---

     As of March 31, 2004, the Registrant had 151,454,698 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes --  No    X.
                                                                           ----

                                TABLE OF CONTENTS

PART  I  -  FINANCIAL  INFORMATION                                    PAGE

     ITEM  1.  FINANCIAL  STATEMENTS

                     REORT  ON  REVIEW  BY  INDEPENDENT
                     CERTIFIED  PUBLIC  ACCOUNTANT                       3

                     CONSOLIDATED  BALANCE  SHEET
                     AS  OF  MARCH  31,  2004                            4

                     CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                      FOR  THE  THREE  MONTHS  ENDED
                     MARCH  31,  2004  AND  MARCH  31,  2003             5

                     CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                            FOR  THE  THREE  MONTHS  ENDED
                            MARCH  31,  2004  AND  MARCH  31,  2003      6

                     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS      7

     ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
               FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS        9

     ITEM  3.  CONTROLS  AND  PROCEDURES                                15

PART  II  -  OTHER  INFORMATION

     ITEM  1.  LEGAL  PROCEEDINGS                                       15

     ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS          16

     ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES                       16

     ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE
                             OF  SECURITY  HOLDERS                      16

     ITEM  5.  OTHER  INFORMATION                                       16

     ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                    17

PART  I  -  FINANCIAL  INFORMATION

ITEM  1.  FINANCAL  STATEMENTS


           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To  the  Board  of  Directors
Force  Protection,  Inc.  and  Subsidiary


We have reviewed the accompanying consolidated balance sheet of Force Protection, Inc., and Subsidiary (formerly known Sonic Jet Performance, Inc.) as of March 31, 2004 and the related statements of consolidated operations and cash flows for the three months ended March 31, 2004 and 2003 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2004. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 2, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.




/s/  Michael  Johnson  &  Co.,  LLC
Michael  Johnson  &  Co.,  LLC.
Denver,  Colorado
May  14,  2004

                                          FORCE PROTECTION
                                     CONSOLIDATED BALANCE SHEET
                                           MARCH 31, 2004
                                             (Unaudited)



ASSETS
Current Assets
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  3,210,137
   Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       148,888
   Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        50,409
   Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       196,599
                                                                                       -------------
       Current Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,606,032

   Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .       263,824
                                                                                       -------------


Other Assets
--------------
   Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             0
   Fixed Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       359,023
                                                                                       -------------


             Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  3,965,056
                                                                                       -------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,033,013
   Accrued payroll taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        18,514
   Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             0
   Other accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        82,260
                                                                                       -------------
   General reserve. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       180,234
                                                                                       -------------
   Loans payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        59,304
       Current Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,373,325
                                                                                       -------------


Long term  liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       138,404
                                                                                       -------------
Subordinated notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             0
                                                                                       -------------

Shareholder's Equity:
   Common, no par value, 300,000,000 authorized, issued and  outstanding 151,454,698.    20,780,074
                                                                                       -------------
   Preferred, no par value
     Series B convertible preferred  (10 shares issued and outstanding) . . . . . . .        25,000
     Series C convertible preferred (115 shares issued and outstanding) . . . . . . .     1,230,000
   Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (22,900,444)
   Additional Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,317,197
   Warrants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,500
   Shareholder's equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,453,327
                                                                                       -------------
              Total Liabilities and Shareholders' Equity. . . . . . . . . . . . . . .  $  3,965,056
                                                                                       =============

The accompanying notes are an integral part of these financial statements

                                                     FORCE PROTECTION
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)



                                                                                        Three Months      Three Months
                                                                                        Ended             Ended
                                                                                        March 31, 2003    March 31, 2004
                                                                                        ----------------  ---------------


Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        96,349        1,642,853

Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          231,753        1,232,037
                                                                                        ----------------  ---------------
Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (135,404)         410,816
                                                                                        ----------------  ---------------
Selling, general and administrative expenses . . . . . . . . . . . . . . . . . . . . .        1,648,528        1,603,953
                                                                                        ----------------  ---------------
Profit (loss) from operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,783,932)      (1,193,136)
                                                                                        ----------------  ---------------
Other income(expense)
    Other income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           14,458           37,012
    Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (14,195)         (40,314)
Total other income (expense) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              263           (3,303)
                                                                                        ----------------  ---------------
Net Loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    (1,783,669)      (1,196,439)
                                                                                        ================  ===============
Basic loss per share . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (0.02)          (0.008)
                                                                                        ================  ===============
Diluted loss per shares. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (0.02)          (0.005)
                                                                                        ================  ===============
Weighted average common shares outstanding:
Basic. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       78,152,071      144,161,083
                                                                                        ================  ===============
Diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       99,784,564      233,495,731
                                                                                        ================  ===============
* Taken from the weighted average common shares outstanding as at the end of 03/31/03





The accompanying notes are an integral part of these financial statements

                                                   FORCE PROTECTION
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)


                                                                           Three Months Ended    Three Months Ended
                                                                           March 31, 2003        March 31, 2004
                                                                           --------------------  --------------------
Cash Flows From Operating Activities:
  Net Loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        (1,783,669)  $        (1,191,454)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .               77,159                 31478
   Common stock issued for services . . . . . . . . . . . . . . . . . . .            1,004,617
   Warranty . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (4,039)
   Royalty. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               15,000
   Changes in assets and liabilities:
     (Increase) in accounts receivable. . . . . . . . . . . . . . . . . .               25,532                (3,956)
     (Increase) in inventories. . . . . . . . . . . . . . . . . . . . . .           (2,128,674)              630,738
     (Increase) Decrease in other assets. . . . . . . . . . . . . . . . .               (9,155)               20,212
     (Decrease) Increase in accounts payable. . . . . . . . . . . . . . .              301,299               317,947
     (Decrease) Increase in payroll liabilities . . . . . . . . . . . . .              (13,251)                4,688
     (Decrease) Increase in accrued expenses &deferred revenue. . . . . .            1,415,294              (233,234)
                                                                           --------------------  --------------------
         Total adjustments. . . . . . . . . . . . . . . . . . . . . . . .             (683,782)              767,873
                                                                           --------------------  --------------------
           Net Cash Used in Operating Activities. . . . . . . . . . . . .           (1,099,887)             (423,581)
                                                                           --------------------  --------------------

Cash Flow From Investing Activities:
  Purchase of equipment . . . . . . . . . . . . . . . . . . . . . . . . .               (4,460)              (49,955)
                                                                           --------------------  --------------------
  Proceeds from sale of property and equipment
           Net Cash Provided By Investing Activities. . . . . . . . . . .               (4,460)              (49,955)
                                                                           --------------------  --------------------
Cash Flow From Financing Activities:
  Proceeds from issuance of common stock. . . . . . . . . . . . . . . . .              977,230               216,000
  Proceeds from convertible preferred stock . . . . . . . . . . . . . . .              (20,000)              (28,000)
  Short-term debts. . . . . . . . . . . . . . . . . . . . . . . . . . . .              513,526              (527,500)
  Payments from capitalized lease obligations
  Long term liabilities . . . . . . . . . . . . . . . . . . . . . . . . .               (6,653)
  Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (3,000)              (14,376)
  Additional Paid -in - Capital                                                                            3,758,772
                                                                           --------------------  --------------------
           Net Cash Provided By Financing Activities. . . . . . . . . . .            1,461,103               469,528
                                                                           --------------------  --------------------

Effect of exchange rate on cash . . . . . . . . . . . . . . . . . . . . .                    -                     -

Increase in Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              356,756             2,931,360

Beginning Balance . . . . . . . . . . . . . . . . . . . . . . . . . . . .              144,476               278,777
                                                                           --------------------  --------------------
Ending Balance. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $           501,232   $         3,210,137
                                                                           ====================  ====================
Interest Paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $            14,746   $            40,314
                                                                           ====================  ====================
Income Tax Paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    -                     -
                                                                           ====================  ====================
The accompanying notes are an integral part of these financial statements

                                FORCE PROTECTION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE  1  -  PRESENTATION  OF  INTERIM  INFORMATION

In the opinion of the management of Force Protection, Inc. and Subsidiary, the accompanying un-audited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2004, and the results of operations and cash flows for the three months ended March 31, 2004 and 2003. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Force Protection's audited consolidated financial statements and notes for the fiscal year ended December 31, 2003.

NOTE  2  -  FINANCIAL  STATEMENTS

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company balances, transactions, and stockholdings have been eliminated.

NOTE  3  -  INVENTORIES

Inventories  at  March  31,  2004  consisted  of  the  following:



     Raw  materials  and  supplies         $    4,420
     Work  in  process                        139,478
     Finished  goods                           52,701
     Less  provision                                0
                                            ---------
     Total                                 $  196,599
                                           ==========

NOTE  4  -  PROPERTY  AND  EQUIPMENT

Property  and  equipment  at  March  31,  2004  consisted  of  the  following:

     Furniture  and  fixtures                  $  92,209
     Machinery  and  equipment                   316,990
     Tooling  -  new  products                   104,797
     Vehicles                                        500
     Demo  vehicles                              192,530
                                                --------
                                                 707,026
     Less accumulated depreciation and
     amortization                               (348,003)
                                                 --------
          Total                               $  359,023
                                               ==========

NOTE  5  -  COMMITMENTS  AND  CONTINGENCIES

Lease
-----

The Company leases its principal executive offices with Technical solutions Group in Ladson, South Carolina.

Technical Solutions Group, Inc. has a long-term lease of five years giving it a stable base for future planning. The term of the lease is five years starting October 15, 2003, with an option to renew for another five years. The space substantially increases the Company's ability to qualify for and fulfill larger contracts for its mine-protected vehicles. Annual rent is $215,000 for the first year plus utilities, taxes and maintenance, and $258,000 base rental for the next four years.

Employment  Agreements
----------------------

The Company anticipates formally establishing an executive and management compensation plan. The current compensation in cash for the Company's executive officers and managers is as follows: Mr. Kavanaugh - $180,000, Mr. Thebes - $95,000, plus an allowance of $1,500, Mr. Watts $180,000 plus an expense allowance, Mr. Barrett - $120,000. Executive officer compensation is subject to review on a periodic basis by the Board of Directors.

Sonic Jet Performance, Inc. entered into an employment agreement with Walter Wright on April 1, 2003. Mr. Wright functions as the Company's investor relations coordinator and is paid an annual salary of $60,000. Mr. Wright's employment agreement will expire on July, 31, 2004.

 Royalty/Licensing  Agreements
 -----------------------------

On April 1, 2004, the Company entered into a new royalty agreement with J.J. van Eck covering the Typhoon - Long design. The Company will pay Mr. Van Eck $500.00 per vehicle sold based on the Typhoon - Long design he provided if used.

NOTE  6  -  OTHER  TRANSACTIONS

Capital  Stock  Transactions
----------------------------

During the three months ended March 31, 2004, the Company issued an aggregate of 8,217,500 restricted shares of its common stock for the exercise of warrants generating $743,750 per a private placement offering dated April 10, 2002.

During the period of February 1, 2004 to March 31, 2004, the Company issued a total of 600,185 restricted shares of common stock to two consultants for services to be rendered to the Company.

During the three months ended March 31, 2004, the Company issued 25 Series C preferred shares in exchange for settlement of long-term debt - $250,000, finalizing May 7, 2004.

On March 23, 2004, the Company closed on a private offering. This offering, sold to six accredited investors, consisted of the following:

(a)  15,000,000  shares  at $0.20 per share; generating $2,670,000 net proceeds.

(b) An "A" Warrant for each share purchased, exercisable at $0.24 per share. The "A" Warrants expire March 23, 2006; and

(c) A "Green Shoe" warrant for each share purchased, exercisable at $0.20 per share for a period of 180 days after the effective date of the registration statement, commencing on the effective date of the registration statement.


During the three months ended March 31, 2004, 15 shares of Series C preferred stock were converted into common stock and 225,000 common shares were cancelled.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this report.

Critical  Accounting  Policies

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

We acquired Goodwill, which represents the excess of purchase price over fair value of net assets, in the acquisition of Technical Solutions Group, Inc. in June 2002. We follow SFAS 142, Goodwill and Intangible Assets, which requires us to test goodwill for potential impairment annually. When the carrying value exceeds fair value, the impairment is the difference between the carrying value of goodwill and the implied value. The implied value of goodwill is the difference between the fair value for the unit as a whole and the value of individual assets and liabilities using an "as-if" purchase price.

Loss  per  Share

We utilize SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Revenue  Recognition

Our revenues are derived principally from the sale of blast and mine-protected vehicles. Revenue from products and services are recognized at the time goods are shipped or services are provided to the customer, with an appropriate provision for returns and allowances. The estimated sales value of performance under fixed-price and fixed-price incentive contracts in process is recognized under the percentage-of-completion method of accounting in which the estimated sales value is determined on the basis of physical completion to date (the total contract amount multiplied by percent of performance to date less sales value recognized in previous periods) and cost (including general and administrative) are expensed as incurred. It is our policy to not recognize revenue until customer acceptance and shipment to the customer. All advance payments are treated as "deferred revenue".

Research  and  Development

We  expense  research  and  development  cost  as  incurred.


Comparison  of  Three  Months  Ended  March  31,  2004  and  2003.

The  following  table  sets  forth  our  consolidated  statements of operations:

                                  THREE MONTHS ENDED MARCH 31,
                                       2003         2004
                                 -------------   -------------

Sales                                 $96,349      $1,642,853
Cost of sales                         231,753       1,232,037
Gross profit (loss)                  (135,404)        410,816

Selling, general and administrative 1,648,527       1,603,953
Income/(Loss) from operations      (1,783,932)     (1,193,136)
                                   -----------     ------------

Interest expenses                     (14,195)        (40,314)
Other income                           14,458          37,012
                                    ----------     -----------
     Total other income (expense)         263          (3,303)
                                    ----------     -----------

Net income/(loss)                 $(1,783,669)    $(1,196,439)
                                  ------------    -----------

Basic loss per share                   $(0.02)   $   (0.008)
Diluted loss per share                 $(0.02)   $   (0.005)


Weighted-average common shares
Basic                               78,152,071    144,161,083
Diluted                             99,784,564    233,495,731

Net sales for the three months period ended March 31, 2004 increased by $1,546,504 or 16.1 times 2003 sales compared to three months period ended March 31, 2003. Sales during the first quarter of 2004 were strongly influenced by 2003 orders finalized during the quarter. Final shipment of the first Buffalo order and spares attributed to the increase in sales.

Cost of sales for 2004 was $1,232,037, or 74.99% of sales, compared to 240.6% of sales in 2003. During the first quarter of 2003, manufacturing period costs were high in comparison to sales due to the start up of a government contract. The cost of goods sold in the first quarter of 2004 were higher than we have experienced in the past due to the percentage of spares shipments in relation to product sales.

Selling, General and Administrative expenses for 2004 decreased slightly by $44,575 to $1,603,953 compared to $ 1,648,528 for 2003. Incremental Research & Development expenditures of $501,850 during the first quarter of 2004 as compared to $0 during 2003 attributed to the relative flat spending between the two periods. Excluding Research & Development expenditures, Selling, General & Administrative spending, normalized was $1,102,103 or 66.8% of the 2003 run rate. Actual marketing expenses increased by $62,847 during the first quarter of 2004, due to increased potential customer presentations. During the first quarter of 2004 we incurred $300,000 of commission fees on the $3,000,000 of raised capital.

During the quarter ended March 31, 2004, other income was $36,021. Inactive accounts payable of $29,048 were settled and an overstated Notes payable of $6,861 was corrected. We earned $1,103 interest income. Bank charges of $708, Loan interest of $610 and factoring expenses of $37,701 accounted for the majority of the $40, 314 of interest expense for the quarter.

Net Loss for three months ended March 31, 2004 was $1,196,436, which decreased by $587,230 from $1,783,669 during the three months period ended March 31, 2003. The decrease is attributed to cost control and the discontinued boat operations. Research & Development activities, fund raising and demonstration expenses accounted for an incremental $864,697 erosion of net income. Excluding these expenses, net loss would have been $331,742.

     Business  segment  analysis  of  the  three  months  ended  March 31, 2004:

         10-QSB Segment Information (000's) (approximate)

                                    TSG          Corp           Total
--------------- -----         ------------ ----------- ----------------

Sales                               1,679                      1,679
Cost of sales                       1,232                      1.232
                              ------------ ----------- ----------------

Gross profit                          411                        411
G.P. %                                24.4%                      24.4%

SG&A                                1,077        527           1,604
--------------- -----          ------------ ----------- ----------------

Segment P&L                          (669)      (527)          1,196
------------- -------          ------------ ----------- ----------------

Mine and blast protected vehicles provided approximately 100% of the total sales and 100% of the total cost of goods sold.

Going  Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended December 31, 2003, we incurred losses of $5,321,623 and our current liabilities exceed our current assets by $360,652. During the quarter ended March 31, 2004, we incurred losses of $1,196,439, however current assets exceeded current liabilities by $2,253,207.

Realization of a major portion of the assets in the accompanying balance sheet is dependent upon our continued operations, obtaining additional financing, and the success of our future operations.

Due to the nature of our business it is uncertain whether we will receive orders impeding our cash situation and our ability to pay creditors.


Liquidity  and  Capital  Resources

As of March 31, 2004, cash and cash equivalents were $ 3,210,136 compared to $271,293 as of December 31, 2003. Our principal sources of capital have been cash flow from operations, warrant exercises, and the sale of common stock.

Operating  Activities

The cash used by operating activities for the year ended March 31, 2004 was $423,581, as compared to $1,099,887 for the quarter ended March 31, 2003. The cash used can be attributable primarily to funding ongoing operations and the development of the Typhoon - Long. The large decrease is primarily the result of a reduction in inventory of $630,738.

Investing  Activities

Our capital expenditures for the three months ended March 31, 2004 were $49,955, related to investments in office and manufacturing equipment. We anticipate that our capital expenditures during 2004 will increase significantly due to contract awards, the improvement of operating efficiencies, and additional manufacturing capacity.

Financing  Activities


On March 23, 2004, we closed on a private offering. This offering, sold to six accredited investors, consisted of the following:

     (a)  15,000,000  shares  at  $0.20  per  share;

     (b) an "A" Warrant for each share purchased, exercisable at $0.24 per share. The "A" Warrants expire March 23, 2006; and

     (c) A "Green Shoe" warrant for each share purchased, exercisable at $0.20 per share for a period of 180 days after the effective date of the registration statement, commencing on the effective date of the registration statement.

We generated proceeds of $3,000,000 from the sale of common stock. Commission expense and fees totaled $330,000, generating net proceeds of $2,670,000.

During the three months period ended March 31, 2004, we received $743,750 through the exercise of warrants that were originally issued pursuant to an addendum to the private placement memorandum dated April 10, 2002. $0.01 and $0.10 warrants were exercised yielding $543,750. $0.20 warrants were exercised yielding $200,000.

We repaid 3 promissory notes during the first quarter of 2004, finalized as of May 7, 2004 by receipt of all the required paperwork, totaling $400,000 of principle, all interest was forgiven. $150,000 of cash was repaid and 25 Series C preferred shares were issued to settle all 3 promissory notes.

On September 20, 2003, we entered into an Investment Agreement with Dutchess Private Equities Fund, also referred to as an Equity Line of Credit. That agreement provides that, following notice to Dutchess, we may put to Dutchess up to $3.5 million in shares of our common stock for a purchase price equal to 93% of the lowest closing bid price on the Over-the-Counter Bulletin Board of our common stock during the five day period following that notice. Each put will be equal to either (a) 200% of the average daily volume of our common stock for the 10 trading days prior to the put notice date, multiplied by the average of the three daily closing best bid prices immediately preceding the Put or (b) $10,000; provided that in no event will the Put Amount be more than $1,000,000 with respect to any single Put. Under the March 23, 2004 Private Placement we have agreed not to utilize the Equity Line for a period of 6 months following the effective registration of the shares underlying the Private Placement. The shares underlying the Private Placement were registered on April 15, 2004.

On April 23, 2004 we announced award of a contract to deliver up to 27 Cougar type vehicles. Initial deliveries are scheduled to ship September 2004. Substantial cash will be required for the inventory build and capital infrastructure negatively affecting liquidity and our current favorable cash position. We expect to receive progress payments during production and except to receive final payment per unit shipped within 45 days of acceptance by our customer.

At the present time, we are not generating sufficient revenue to cover expenses. Based on our current operating plan, we anticipate that additional financing will be required to finance our operations and capital expenditures in 2004. Accordingly, our future liquidity will depend on our ability to obtain necessary financing from outside sources and our ability to execute our contract awards. We currently believe that we have sufficient cash to continue for the next 8 months.

Our currently anticipated levels of revenues and cash flow are subject to many uncertainties. Further, unforeseen events may occur that will require us to raise additional funds. The amount of funds we need will depend upon many factors, including without limitation, the extent and timing of sales of our products, future product costs, the timing and costs associated with the establishment and/or expansion, as appropriate, of our manufacturing, development, engineering and customer support capabilities, the timing and cost of our product development and enhancement activities and our operating results. Until we generate cash flow from operations that will be sufficient to satisfy our cash requirements, we will need to seek alternative means for financing our operations and capital expenditures and/or postpone or eliminate certain investments or expenditures. Potential alternative means for financing may include leasing capital equipment, obtaining a line of credit, or obtaining additional debt or equity financing. Additional financing may not be available, or available on acceptable terms. The inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, research and development, production or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, if we raise funds through the sale of additional equity securities, the common stock currently outstanding will be further diluted.

Inflation

We do not believe that inflation has had or is likely to have any significant impact on our operations. However, with the current shortage of some types of steel, the price of steel may increase significantly and could affect profitability.

Forward  Looking  Statements

This report, including the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements, including statements regarding, among other items, our business strategies, continued growth in our markets, projections, and anticipated trends in our business and the industry in which we operate. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, certain of which are beyond our control. We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, among others, the following: reduced or lack of increase in demand for our products, competitive pricing pressures, changes in the market price of ingredients used in our products and the level of expenses incurred in or operations. In light of these risks and uncertainties, the forward-looking information contained herein may not in fact transpire or prove to be accurate. We do not intend to update any forward-looking statements, except as required by law.

ITEM  3.  CONTROLS  AND  PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiary, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

      9(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

      9(b) Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

On June 26, 2003, Albert Mardikian, a shareholder and holder of certain designs and components, filed a complaint against us in the Orange Country Superior Court. The complaint alleges breach of contract of the license agreement dated December 27, 2001 between Mr. Mardikian, Mardikian Marine Design, and us. The complaint further alleges breach of an employment and agency agreement between Mr. Mardikian and us, and fraud, conversion and unfair competition. We have filed an answer denying these allegations, and on July 28, 2003 filed a cross-complaint against Mr. Mardikian and Mardikian Marine Design. While we believe that the matter will be resolved in our favor, this case is scheduled for mediation on June 2, 2004 and we can not predict an outcome at this time. If we receive an unfavorable ruling, there is a possibility of a material adverse impact of money damages on our financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

In July 2003, Peggy Gonzales and Edward Huerta filed a claim against us in the Cameron County District Court in Brownsville, Texas. The claim relates to a vortex boat purchased by the plaintiff and alleges vessel defects. The claim is for unquantified damages. While this case is still in the early stages and it is difficult to predict the outcome, we currently believe the matter will be resolved with no material impact on our business or results of operations.

On March 22, 2004, the Utah Division of Securities submitted to us an Order to Show Cause in an action before the Division of Securities of the Department of Commerce of the State of Utah pertaining to an alleged sale of our securities in Utah by an unlicensed broker-dealer and unlicensed agent. The Utah Division of Securities is currently seeking a $1,000 fine in connection with this matter. We believe this matter will be resolved with no material impact on our business or results of operations.

We have received communications from the Rhode Island Securities Division pertaining to an alleged sale of our securities in Rhode Island by an unlicensed broker-dealer and unlicensed agent. We believe this matter will be resolved with no material impact on our business or results of operations.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

We sold the following unregistered (restricted) securities during the quarter ended March 31, 2004:

     (a) From January 1, 2004 through March 31, 2004, we issued a total of 8,217,500 shares of common stock to exercise warrants, valued at a total of $743,750.4 (average of $0.0905 per share).

     (b) On March 18, 2004, we issued a total of 15,000,000 shares of common stock to six investors in connection with a private placement, valued at a total of $3,000,000 ($0.20 per share).

     (c) On February 28, 2004, we issued a total of 100,185 shares of common stock, valued at $12,022 to one consultant as compensation. March 10, 2003, the Company issued a total of 500,0000 shares of common stock to one consultant as compensation in such capacity, valued at a total of $100,000 ($0.20 per share).

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

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

Not  Applicable

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None
                                           16

ITEM  5.  OTHER  INFORMATION

During the first quarter, we announced the appointments of Michael Aldrich as Vice President-Sales and Murray Hammock as Vice President - Project Management.

On March 31, 2004 we announced that our subsidiary, Technical Solutions Group, subsidiary signed a non-exclusive agreement with U.S. Marketing Group LLC to develop a commercial U.S. distribution channel for its Lion, a ballistic and blast protected vehicle with the protection necessary to deter carjacking and able to resist most threats that might be experienced in the United States - including small arms fire and homemade explosives or bombs.

On April 23, 2004, we announced that our subsidiary, Technical Solutions Group, was awarded a contract to manufacture and deliver up to 27 Cougar type mine and ballistic protected vehicles. The 27 vehicles, training programs and consumable spare parts have a total value of $9.7 million. Initial deliveries are scheduled to begin in September 2004 and all of the initial release will be delivered before the end of the year.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

Exhibits

Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports  on  Form  8-K

On March 26, 2004, we filed a report on Form 8-K regarding our private placement.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Force  Protection,  Inc.


Dated:  May  17,  2004                        By:  /s/  Thomas  H.  Thebes
                                                   -----------------------
                                                        Thomas  H.  Thebes,
                                                      Chief  Financial  Officer



                                  EXHIBIT INDEX

Number  Description
------  -----------

3.1 Articles of Incorporation for the Registrant (filed as Exhibit 3.(i) to the Registrant's General Form for Registration of Securities of Small Business Issuer on Form 10-SB filed on March 24, 1997 and incorporated herein by reference).

3.2 Articles of Amendment to the Articles of Incorporation the Registrant dated December 24, 1996 (filed as Exhibit 3.2 to the Registrant's Report on Form 10-KSB filed on March 15, 2002 and incorporated herein by reference).

3.3 Articles of Amendment to the Articles of Incorporation for the Registrant dated December 24, 1996 (filed as Exhibit 3.(iv) to the Registrant's Report on Form 10-KSB filed on April 15, 1998 and incorporated herein by reference).

3.4 Articles of Amendment to the Articles of Incorporation for the Registrant (filed as Exhibit 3.(I) to the Registrant's Current Report on Form 8-K filed on December 16, 1998 and incorporated herein by reference).

3.5 Bylaws for the Registrant (filed as Exhibit 3.(ii) to the Registrant's General Form for Registration of Securities of Small Business Issuer on Form 10-SB filed on March 24, 1997 and incorporated herein by reference).

4.1 Amendment to the Certificate of Designation for Series B Convertible Preferred Stock dated December 20, 2002 (filed as Exhibit 10.7 to the Registrant's Report on Form 10-KSB/A filed April 21, 2003 and incorporated herein by reference).

4.2 Amendment to the Certificate of Designation for Series C Convertible Preferred Stock dated November 14, 2002 (filed as Exhibit 10.1 to the Registrant's Report on Form 10-QSB filed November 18, 2002 and incorporated herein by reference).

4.3 Amendment to the Certificate of Designation for Series B Convertible Preferred Stock (filed as Exhibit 10.4 to the Registrant's SB-2 filed on February 11, 2004 and incorporated herein by reference).

4.4 Certificate of Designation for Series A Convertible Preferred Stock (filed as Exhibit 7.4 to the Registrant's Current Report on Form 8-K filed July 6, 1998 and incorporated herein by reference).

4.5 Certificate of Designation for Series B Convertible Preferred Stock (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed January 7, 2002 and incorporated herein by reference).

4.6 Certificate of Designation for Series C Convertible Preferred Stock (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed January 7, 2002 and incorporated herein by reference).

10.1 Investment Agreement between the Registrant and Dutchess Private Equities Fund, L.P., dated January 26, 2004 (filed as Exhibit 10.8 to the Registrant's SB-2 filed on January 27, 2004 and incorporated herein by reference).

10.2 Registration Rights Agreement between the Registrant and Dutchess Private Equities Fund, L.P., dated January 26, 2004 (filed as Exhibit 10.9 to the Registrant's SB-2 filed on January 27, 2004 and incorporated herein by reference).

10.3 Placement Agent Agreement between the Registrant, Charleston Capital, LLC, and Dutchess Private Equities Fund, L.P., dated January 27, 2004 (filed as
     Exhibit 10.10 to the Registrant's SB-2 filed on January 27, 2004 and incorporated herein by reference).

10.4 Form of Subscription Agreement between the Registrant and Gamma Opportunity Capital Partners, LP, Longview Fund, LP, Alpha Capital Aktiengesellschaft, Domino International Ltd, Magellan International Ltd, and Mountain Ridge Capital LLC dated March 23, 2004 (filed as Exhibit 4 to the Registrant's Form 8-K filed on March 26, 2004 and incorporated herein by reference).

10.5 Employment Offer Letter between the Registrant and Frank Kavanaugh dated March 31, 2003 (filed as Exhibit 10.16 to the Registrant's Report on Form 10-KSB/A filed on April 21, 2003 and incorporated herein by reference).

10.6 Employment Offer Letter between the Registrant and Michael Watts dated June 20, 2002 (filed as Exhibit 10.1 to the Registrant's Report on Form 10-QSB filed on November 18, 2003 and incorporated herein by reference).

10.7 Employment Offer Letter between the Registrant and Walter Wright dated April 1, 2003 (filed as Exhibit 10.1 to the Registrant's Report on Form 10-KSB/A filed on April 21, 2003 and incorporated herein by reference).

10.8 Sonic Jet Corporation 2000 Stock Option Plan & Advisory and Consulting Agreement dated May 1, 2000 (filed as Appendix A to the Registrant's Information Statement on Form 14(c) filed June 30, 2000 and incorporated herein by reference).

10.9 Series B Convertible Preferred Stock Purchase Agreement between the Registrant and Ashford Capital, LLC dated December 27, 2001 (filed as
     Exhibit 10.1 to the Registrant's Current Report on Form 8-K on January 7, 2002 and incorporated herein by reference).

10.10 Series C Convertible Preferred Stock Purchase Agreement between eFund Capital Partners, LLC, and the Registrant dated December 27, 2001(filed as
     Exhibit 10.2 to the Registrant's Current Report on Form 8-K on January 7, 2002 and incorporated herein by reference).

10.11 Modification of Business Asset Sale, License Agreement & Assignment of Rights between the Registrant and Rockwell Power Systems, Inc., dated September 15, 2003. (filed as Exhibit 2.3 to the Registrant's Form 10-QSB filed on November 18, 2003 and incorporated herein by reference).

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.