Form 10QSB
period 2004-06-30
FORCE PROTECTION INC
filed 2004-08-13
CIK 1032863

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                  For the quarterly period ended June 30, 2004

                                       OR

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
        For the transition period from ___________________ to __________

                         Commission file number 0-22273

                              FORCE PROTECTION, INC.
        (Exact name of small business issuer as specified in its charter)

                Colorado                          84-1383888
          --------------------            -----------------------
       (State or other jurisdiction of           (IRS Employer
       incorporation  or organization)        Identification No.)

    9801  Highway  78,  #3,  Ladson, SC                     29456
---------------------------------------              ------------------
(Address of principal executive offices)                (Zip Code)

                                 (843) 740-7015
                           (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

As of June 30, 2004, the Issuer had outstanding 180,079,059 shares of its common stock.

TRANSITIONAL  SMALL  BUSINESS  DISCLOSURE  FORMAT  (CHECK  ONE)  YES  [ ] NO [X]


                FORCE  PROTECTION  INC.  AND  SUBSIDIARY
                                TABLE OF CONTENTS


PART  I  -  FINANCIAL  INFORMATION                                    PAGE

     ITEM  1.  FINANCIAL  STATEMENTS

                     REPORT  ON  REVIEW  BY  INDEPENDENT
                     CERTIFIED  PUBLIC  ACCOUNTANT                        3

                     CONSOLIDATED  BALANCE  SHEET
                     AS  OF  JUNE  30,  2004                              4

                     CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                     FOR  THE  THREE  AND  SIX  MONTHS  ENDED
                     JUNE  30,  2004  AND  JUNE  30,  2003                5

                     CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                     FOR  THE  THREE  AND  SIX  MONTHS  ENDED
                     JUNE  30,  2004  AND  JUNE  30,  2003                6

                     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS       7

     ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF
               OPERATION

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


                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

           REPORT  ON  REVIEW  BY  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANT

To  the  Board  of  Directors
Force  Protection,  Inc.  and  Subsidiary


We have reviewed the accompanying consolidated balance sheet of Force Protection, Inc., and Subsidiary (formerly known Sonic Jet Performance, Inc.) as of June 30, 2004 and the related statements of consolidated operations for the three and six months ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2004. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States and standards of PCAOB, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 2, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



/s/  Michael  Johnson  &  Co.,  LLC
Michael  Johnson  &  Co.,  LLC.
Denver,  Colorado
August  13,  2004




                                          FORCE PROTECTION
                                     CONSOLIDATED BALANCE SHEET
                                           JUNE 30, 2004
                                             (Unaudited)


ASSETS
Current Assets
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,311,687
   Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       739,622
   Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       128,228
   Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,419,987
                                                                                       -------------
       Current Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,599,524



Other Assets
--------------
   Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             0
   Fixed Assets, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       545,167
                                                                                       -------------

             Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  6,144,691
                                                                                       -------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,172,300
   Accrued payroll taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        22,752
   Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       724,999
   Other accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       156,013
                                                                                       -------------
   General reserve. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       542,317
                                                                                       -------------
   Loans payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        36,739
       Current Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,655,120
                                                                                       -------------


Long term liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       127,013
                                                                                       -------------
Subordinated notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             0
                                                                                       -------------

Shareholder's Equity:
   Common, no par value, 300,000,000 authorized, issued and outstanding 180,079,059.     20,922,574
   Preferred, no par value
     Series B convertible preferred  (9 shares issued and outstanding)  . . . . . . .        22,500
     Series C convertible preferred (109 shares issued and outstanding) . . . . . . .     1,090,000
   Retained earnings, Includes 2004 Net Income /(loss). . . . . . . . . . . . . . . .   (24,844,946)
   Additional Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,170,930
   Warrants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,500
                                                                                       ------------
   Shareholder's equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,362,558
                                                                                       -------------
              Total Liabilities and Shareholders' Equity. . . . . . . . . . . . . . .  $  6,144,691
                                                                                       =============

The accompanying notes are an integral part of these financial statements





                                                 FORCE PROTECTION
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)



                                                       Three months ended                  Six months ended
                                                           June 30,                            June 30,
                                                    2003                2004              2003           2004
                                            ------------------    -----------------   -------------  -------------

Revenues . . . . . . . . . . . . . . . . .  $           606,785   $          15,578   $    703,134   $  1,658,431

Cost of Sales. . . . . . . . . . . . . . .              604,684             296,526        836,437      1,528,479

Gross Profit . . . . . . . . . . . . . . .                2,101            (280,949)      (133,304)       129,952

Operating Expenses:
   Selling, General &
Administrative . . . . . . . . . . . . . .            1,343,921           1,673,385      2,992,448      3,278,018

Total Operating Expenses . . . . . . . . .            1,343,921           1,673,385      2,992,448      3,278,018

Loss from Operations . . . . . . . . . . .           (1,341,820)         (1,954,334)    (3,125,752)    (3,148,066)

Restructuring Expense. . . . . . . . . . .              514,499                   -        514,499              -

Profit (Loss) after Restructuring Expense.           (1,856,319)         (1,954,334)    (3,640,250)    (3,148,066)

Other Income/Expense
    Other Income . . . . . . . . . . . . .              (59,810)                477        (45,352)        36,534
    Interest Expense . . . . . . . . . . .              (56,830)             (4,133)       (71,025)       (44,447)

Total Other Income (Expense) . . . . . . .             (116,640)             (3,656)      (116,377)        (7,913)

Net Loss . . . . . . . . . . . . . . . . .  $        (1,972,958)  $      (1,957,990)  $ (3,756,628)  $ (3,155,978)

Basic loss per share . . . . . . . . . . .              (0.0130)             (0.008)       (0.0304)        (0.020)

Diluted loss per share . . . . . . . . . .              (0.0087)             (0.012)       (0.0204)        (0.013)

Weighted average common
  shares outstanding
   Basic . . . . . . . . . . . . . . . . .          102,851,320         158,473,264    102,851,320    158,473,264
   Diluted . . . . . . . . . . . . . . . .          153,483,542         250,575,044    153,483,542    250,575,044
                                            ====================  ==================  =============  =============



*  Taken  from  the  weighted  average  common  shares  outstanding  as  at  the  end  of  06/30/04

The accompanying notes are an integral part of these financial statements




                                              FORCE PROTECTION
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)


                                                                            Six Months       Six Months
                                                                            Ended            Ended
                                                                            June 30, 2003    June 30, 2004
Cash Flows From Operating Activities:
  Net Loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   (3,756,628)  $   (3,155,978)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .         155,834           34,405

   Common Stock issued for services. . . . . . . . . . . . . . . . . . . .       1,689,904           70,841
   Warranty & royalties. . . . . . . . . . . . . . . . . . . . . . . . . .          25,961           62,083
   Restructuring expense . . . . . . . . . . . . . . . . . . . . . . . . .         514,499                -
   Changes in assets and liabilities:
     (Increase) in accounts receivable . . . . . . . . . . . . . . . . . .         150,705         (594,690)
     (Increase) in inventories . . . . . . . . . . . . . . . . . . . . . .      (2,748,694)      (2,535,756)
     (Increase) Decrease in other assets . . . . . . . . . . . . . . . . .           4,896         (120,928)
     (Decrease) Increase in accounts payable . . . . . . . . . . . . . . .         286,397          405,303
     (Decrease) Increase in payroll liabilities. . . . . . . . . . . . . .         (16,940)         110,816
     (Decrease) Increase in accrued expenses & deferred   revenue. . . . .       1,596,902          552,862
     (Decrease) Increase in reserves and other . . . . . . . . . . . . . .           7,502          370,219
         Total adjustments . . . . . . . . . . . . . . . . . . . . . . . .       1,666,966       (1,812,174)
 Net Cash Used in Operating Activities . . . . . . . . . . . . . . . . . .      (2,089,662)      (4,800,823)
                                                                            ---------------  ---------------

Cash Flow From Investing Activities:

  Purchase of equipment. . . . . . . . . . . . . . . . . . . . . . . . . .          24,752         (236,099)
  Proceeds from sale of property and equipment . . . . . . . . . . . . . .               -                -
  Net Cash Provided By Investing Activities. . . . . . . . . . . . . . . .          24,752         (236,099)

Cash Flow From Financing Activities:
  Proceeds from issuance of common stock . . . . . . . . . . . . . . . . .       1,305,849        5,600,000
  Proceeds from issuance of Preferred Stock. . . . . . . . . . . . . . . .         (20,000)
  Proceeds from convertible debt . . . . . . . . . . . . . . . . . . . . .               -
  Short term Debts . . . . . . . . . . . . . . . . . . . . . . . . . . . .         723,207         (369,387)
  Payments from capitalized lease obligations. . . . . . . . . . . . . . .               -           (6,017)
  Long Term Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .          11,513          (24,461)
  Notes Payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -         (124,036)
Additional Paid-in-capital . . . . . . . . . . . . . . . . . . . . . . . .               -          993,733
  Net Cash Provided By Financing Activities. . . . . . . . . . . . . . . .       2,020,569        6,069,832
                                                                            ---------------  ---------------

Effect of exchange rate on cash. . . . . . . . . . . . . . . . . . . . . .               -                0

Increase in Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (44,341)       1,032,910

Beginning Balance (12/31/03 in reference to 2004). . . . . . . . . . . . .         144,476          278,777

Ending Balance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         100,135        1,311,687


The accompanying notes are an integral part of these financial statements



                                FORCE PROTECTION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE  1  -  PRESENTATION  OF  INTERIM  INFORMATION

In the opinion of the management of Force Protection, Inc. and Subsidiary, the accompanying un-audited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2004, and the results of operations and cash flows for the three months and six months ended June 30, 2004 and 2003. Interim results are not necessarily indicative of results for a full year.

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

NOTE  3  -  INVENTORIES

Inventories  at  June  30,  2004  consisted  of  the  following:

Raw  materials  and  supplies         $2,859,017
Work  in  process                        504,075
Finished  goods                           56,895
Less  provision                                0
                                       ---------
Total                                 $3,419,987
                                      ==========

NOTE  4  -  PROPERTY  AND  EQUIPMENT

Property  and  equipment  at  June  30,  2004  consisted  of  the  following:


Furniture  and  fixtures                  $ 150,321
Machinery  and  equipment                   447,949
Tooling  -  new  products                   104,798
Vehicles                                        500
Demo  vehicles                              192,530
                                           --------
                                            896,098
Less accumulated depreciation and
amortization                               (350,931)
                                           --------
     Total                                $ 545,167
                                         ==========

NOTE  5  -  COMMITMENTS  AND  CONTINGENCIES

Lease
-----


The Company leases its principal executive offices with Technical Solutions Group in Ladson, South Carolina.

On July 15, 2004 Technical solutions Group entered into an additional lease of 142,500 square feet of another building in the same complex.
Technical Solutions Group, Inc. has a long-term lease of five years, with an option to renew for another five years for the giving it a stable base for future planning. The space substantially increases the Company's ability to qualify for and fulfill larger contracts for its mine-protected vehicles.
Details  of  the  two  leases  are  explained  below.

The term of the lease for Building Three is five years starting October 15, 2003. Annual rent is $215,000 for the first year plus utilities, taxes and maintenance, and $258,000 base rental for the next four years.

The term of the lease for Building Two is five years starting July 15, 2004, with an option to renew for another five years. Annual rent is $439,500 for the first year plus utilities, taxes and maintenance, and $439,500 base rental for the next four years, which may be adjusted by increases to the CPF by three to seven percent.

Employment  Agreements
----------------------

The Company anticipates formally establishing an executive and management compensation plan. The current compensation in cash for the Company's executive officers and managers is as follows: Mr. Kavanaugh - $180,000, Mr. Thebes - $115,000, plus an allowance of $1,500, Mr. Watts $216,000 plus an expense allowance, Mr. Barrett - $120,000, Mr. Edwards - $125,000, Mr. Hammick - $105,000. Executive officer compensation is subject to review on a periodic basis by the Board of Directors.

Royalty/Licensing  Agreements
-----------------------------

On April 1, 2004, the Company entered into a new royalty agreement with J.J.Van Eck covering the Typhoon - Long design. The Company will pay Mr. Van Eck $500.00 per vehicle sold based on the Typhoon - Long design he provided if used.

NOTE  6  -  OTHER  TRANSACTIONS

Capital  Stock  Transactions
----------------------------

During the three months ended June 30, 2004, the Company issued an aggregate of 3,188,275 restricted shares of its common stock for the exercise of warrants generating $247,482.75 per a private placement offering dated April 10, 2002.

During the period of April 1, 2004 to June 30, 2004, the Company issued a total of 1,012,016 restricted shares of common stock to three consultants for services to be rendered to the Company related to the discontinued boat business valued at $70,841.

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

During the three months ended June 30, 2004, "Green Shoe" warrants were exercised at $0.20 generating $2,600,000. 13,000,000 shares were issued.

During the three months ended June 30, 2004, 9 shares of Series C preferred stock were issued and 1 Series B share was converted to 10 Series C shares. 25 series C shares were converted into common and 725,000 common shares were cancelled.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     The following discussion and analysis covers material changes in our financial condition since the year end December 31, 2003 and a comparison of the results of operations for the three and six months ended June 30, 2004 to the same period in 2003. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report and our Form 10-KSB for the year ended December 31, 2003.

CAUTIONARY  STATEMENT  CONCERNING  FORWARD-LOOKING  STATEMENTS

This Report on Form 10-QSB contains forward-looking statements, including, without limitation, statements concerning our possible or assumed future results of operations. These statements are preceded by, followed by or include the words "believes," "could," "expects," "intends" "anticipates," or similar expressions. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including the risks described below and elsewhere in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

OVERVIEW

We incorporated in the State of Colorado in November 1996. Our wholly-owned subsidiary, Technical Solutions Group, Inc. incorporated in Nevada in 1997. We acquired Technical Solutions Group in July 2002. Through our subsidiary, Technical Solutions Group, we manufacture and market military vehicles that are protected against landmines and hostile fire. These vehicles are typically used to transport personnel safely in areas infested with landmines and for the actual removal of landmines.

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


We acquired Goodwill, which represents the excess of purchase price over fair value of net assets, in the acquisition of Technical Solutions Group in June
2002. We follow SFAS 142, Goodwill and Intangible Assets, which requires us to test goodwill for potential impairment annually. When the carrying value exceeds fair value, the impairment is the difference between the carrying value of goodwill and the implied value. The implied value of goodwill is the difference between the fair value for the unit as a whole and the value of individual assets and liabilities using an "as-if" purchase price.

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

COMPARISON OF THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AS COMPARED TO JUNE 30, 2003

The three months and six months ended June 30, 2004 were devoted to the facility ramp-up of two contracts, one with the U.S. Marines and one with the U.S. Army, valued at a total of $20,000,000 in sales. To date, our overall employee headcount is at 113, up 84 people from the year ended 2003, with 16 operational production cells. For the first six months of 2004, we have spent $593,192 on Research and Development to further strengthen our position as leaders in mine and blast protection worldwide.

Results  of  Operations

Net sales for the three months ended June 30, 2004 decreased by $ 591,207 compared to three months ended June 30, 2003. However, sales backlog increased during the quarter to $19,999,000. The lack of sales during the quarter was expected due to the timing of awarded contracts. Sales for the six months ended June 30, 2004, influenced by 2003 orders finalized during the first quarter was $1,658,431, a $955,297 increase over the six month period ended June 30, 2003.

Cost of sales for the six months ended June 30, 2004 was $1,528,479, or 92.16% of sales, compared to 118.9% of sales in 2003. During the second quarter of 2003, with only $15,578 of sales, manufacturing costs were high in comparison to sales due to the start up of two government contracts and the shipment of spares. The cost of goods sold in the first quarter of 2004 were higher than we have experienced in the past due to the percentage of spares shipments in relation to product sales. Indirect cost accounted for 91% of cost of goods sold during the quarter.

Selling, General and Administrative expenses for the three months ended June 30, 2004 were $1,673,385 and for the six months ended June 30, 2004 were $3,278,018. As compared to the three and six months ended 2003, Selling, General and Administrative expenses were up $329,464 and $285,570 respectively. Incremental Research and Development expenditures of $91,386 during the second quarter of 2004 slowed as compared to the rapid pace in the first quarter as some focus was shifted to the rapid production ramp to satisfy our two new contracts. For the six months ended June 30, 2004, excluding Research and Development expenditures, Selling, General & Administrative spending, normalized was $2,684,825 or 89.7% of the 2003 run rate. We incurred an incremental $29,229 of actual marketing expenses during the second quarter of 2004, due to conferences, show participation and increased potential customer presentations. During the third quarter of 2004, we incurred $130,000 of commission fees on the $2,600,000 of raised capital during the second quarter of 2004.

For the three months ended June 30, 2004, other income/ expense was ($3,656). Inactive accounts payable of $15,788 were settled. We earned $477 interest income. Bank charges of $1,646, loan interest of $889 and penalty expenses of $1,000 accounted for the majority of the ($4,133) of interest expense for the quarter.

Net Loss for three months ended June 30, 2004 was $1,957,990 which was virtually flat as compared to the June 30, 2003 loss of $1,972,958. For the six months ended June 30, 2004 the net loss was $3,155,978 a decrease of $600,650 as compared to the six months ended June 30, 2003. The decrease is attributed to cost control and the discontinued boat operations. Year to date, research and development activities, fund raising and demonstration expenses accounted for an incremental $1,116,931 erosion of net income. Excluding these expenses, net loss would have been $2,039,047 or 54.2% of the 2003 year to date run rate.



Business  segment  analysis  of  the  three  months  ended  June  30,  2004:

10-QSB  Segment  Information  (000's)  (approximate)

                                    TSG          Corp           Total
--------------- -----         ------------ ----------- ----------------

Sales                                  16                         16
Cost of sales                         296                        296
                              ------------ ----------- ----------------

Gross profit                          (281)                     (281)
G.P. %                                 (-)%                      (-)%

SG&A                                 1,360        313           1,673
--------------- -----          ------------ ----------- ----------------

Segment P&L                         (1,641)      (313)         (1,954)
------------- -------          ------------ ----------- ----------------


Mine and blast protected vehicles and spares provided approximately 100% of the total sales and 100% of the total cost of goods sold.

Going  Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended December 31, 2003, we incurred losses of $5,321,623 and our current liabilities exceed our current assets by $360,652. During the six months ended June 30, 2004, we incurred losses of $3,155,978, however current assets exceeded current liabilities by $2,944,404.

Realization of a major portion of the assets in the accompanying balance sheet is dependent upon our continued operations, obtaining additional financing, and the success of our future operations.

Due to the nature of our business it is uncertain whether we will receive orders impeding our cash situation and our ability to pay creditors.

Liquidity  and  Capital  Resources

As of June 30, 2004, cash and cash equivalents were $ 1,311,687 compared to $278,777 as of December 31, 2003 and $3,210,137 as of March 31, 2004. Our
principal sources of capital have been cash flow from operations, warrant exercises, and the sale of common stock.

Operating  Activities

The cash used by operating activities for the six months ended June 30, 2004 was $4,800,823, as compared to $2,089,622 for the six months ended June 30, 2003. The cash used can be attributable primarily to funding ongoing operations, with sales loaded in the second half of the year, the U.S. Marine and U.S. Army contract ramp-up of inventory ($2,535,756), and the development of the future products.

Investing  Activities

Our capital expenditures for the three months ended March 31, 2004 were $49,955, related to investments in office and manufacturing equipment. Capital expenditures for the three months ended June 30, 2004 were $186,144, related to the cellular manufacturing ramp-up. We anticipate that our capital expenditures during 2004 will increase significantly, as compared to 2003, due to contract awards, the improvement of operating efficiencies, and additional manufacturing capacity.

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

We generated proceeds of $2,600,000 from the sale of common stock through the exercise of green shoe warrants during the three months ended June 30, 2004. Commission expense and fees totaled $130,000, which were paid in July 2004, generating net proceeds of $2,470,000.

During the three months period ended June 30, 2004, we received $247,482.75 through the exercise of warrants ($0.01 and $0.10) that were originally issued pursuant to an addendum to the private placement memorandum dated April 10, 2002.

During the six months ended June 30, 2004, we repaid $517,884 of notes payable and short/long term debts.

We repaid 3 promissory notes during the first quarter of 2004, finalized as of May 7, 2004 by receipt of all the required paperwork, totaling $400,000 of principle, all interest was forgiven. $150,000 of cash was repaid and 25 Series C preferred shares were issued to settle all 3 promissory notes.

On September 20, 2003, we entered into an Investment Agreement with Dutchess Private Equities Fund, also referred to as an Equity Line of Credit. That agreement provides that, following notice to Dutchess, we may put to Dutchess up to $3.5 million in shares of our common stock for a purchase price equal to 93% of the lowest closing bid price on the Over-the-Counter Bulletin Board of our common stock during the five day period following that notice. Each put will be equal to either (a) 200% of the average daily volume of our common stock for the 10 trading days prior to the put notice date, multiplied by the average of the three daily closing best bid prices immediately preceding the put or (b) $10,000; provided that in no event will the put amount be more than $1,000,000 with respect to any single put. Under a March 23, 2004 private placement, we have agreed not to utilize the equity line for a period of 6 months following the effective registration of the shares underlying the private placement. The shares underlying the private placement were registered on April 15, 2004.

On April 23, 2004, we announced award of a contract to deliver up to 27 Cougar type vehicles. On May 17, 2004, we announced the award of a contract to deliver 21 Buffalo vehicles. Initial deliveries are scheduled to ship September 2004. Substantial cash will be required for the inventory build and capital infrastructure, negatively affecting liquidity and our current favorable cash position. We expect to receive progress payments during production and except to receive final payment per unit shipped within 45 days of acceptance by our customer.

At the present time, we are not generating sufficient revenue to cover expenses. Based on our current operating plan, we anticipate that additional financing will be required to finance our operations and capital expenditures in 2004. Accordingly, our future liquidity will depend on our ability to obtain necessary financing from outside sources and our ability to execute our contract awards. We currently believe that we have sufficient cash to continue for the next Several months. Additionally, our $4,000,000 line of credit factoring facility with G C Financial Services, Inc. and product shipments will provide enough cash for the remainder of the year and into 2005. We may also consider issuing equity to fund ongoing operations.

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

Subsidiary
As of June 30, 2004, we had one wholly-owned subsidiary, Technical Solutions Group, Inc.


ITEM  3.  CONTROLS  AND  PROCEDURES

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

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

On March 22, 2004, the Utah Division of Securities submitted to us an Order to Show Cause in an action before the Division of Securities of the Department of Commerce of the State of Utah pertaining to an alleged sale of our securities in Utah by an unlicensed broker-dealer and unlicensed agent. The Utah Division of Securities sought a $1,000 fine in connection with this matter. On May 21, 2004, the action was settled for a payment by us of a $1,000 fine.

On June 26, 2003, Albert Mardikian, a shareholder and holder of certain designs and components, filed a complaint against us in the Orange Country Superior Court. The complaint alleges breach of contract of the license agreement dated December 27, 2001 between Mr. Mardikian, Mardikian Marine Design, and us. The complaint further alleges breach of an employment and agency agreement between Mr. Mardikian and us, and fraud, conversion and unfair competition. The plaintiff sought declaratory relief, compensatory damages of $700,000, actual damages of $346,000, disgorgement of profits, civil penalties pursuant to the California Business and Professions Code Section 17206, reasonable attorney's fees and cost of suit incurred. On June 2, 2004 the complaint was settled for a royalty payment by us of $45,000.

In July 2003, Peggy Gonzales and Edward Huerta filed a claim against us in the Cameron County District Court in Brownsville, Texas. The claim related to a vortex boat purchased by the plaintiff and alleged vessel defects. The claim was for unquantified damages. On June 2, 2004, the claim was settled for a payment by us of $16,000.

ITEM  2.  CHANGES  IN  SECURITIES
(a)
On June 1, 2004, we restated the Certificate of Designation for Series B Convertible Preferred Stock to change the automatic conversion of the Series B Convertible Preferred Stock into common stock date to December 27, 2004 and to provide that in its discretion, our Board of Directors may, by resolution and without further action by the Series B Shareholders, extend the date of such automatic conversion.

On July 20, 2004, we reduced the exercise price of outstanding A warrants and Green Shoe warrants to $0.12 for thirty calendar days following July 20, 2004. Thereafter, the A warrants and the Green Shoe warrants revert back to their original terms.

(b)  Not  Applicable.

(c) We sold the following unregistered (restricted) securities during the quarter ended June 30, 2004:

During the period of April 1, 2004 through June 30, 2004, we issued a total of 3,188,275 shares of common stock to exercise warrants, valued at a total of $247,482.75 (average of $0.07762 per share).

During the period of April 1, 2004 through June 30, 2004, we issued a net total of 712,016 shares of common stock, valued at $142,403 ($0.20 per share) to two consultants as compensation for the discontinued boat segment. On April 21, 2004, we issued a total of 50,000 shares of common stock to one consultant as compensation in such capacity, valued at a total of $10,000 ($0.20 per share).

During the period of April 1, 2004 to June 30, 2004, we issued a total of 1,012,016 restricted shares of common stock to three consultants for services to be rendered to us related to the discontinued boat business valued at $70,841.

The sales set forth above were undertaken under Regulation D under the Securities Act of 1933, as amended ("Act"), by the fact that:

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

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

Not  Applicable.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.

ITEM  5.  OTHER  INFORMATION

On June 30, 2004 we announced an Insider Lockup Agreement. Our Board of Directors and executive officers, with limited exceptions, agreed not to sell any shares of Force Protection stock in the public markets until December 27, 2004.

On April 21, 2004, our subsidiary, Technical Solutions Group, was awarded a contract to manufacture and deliver up to 27 Cougar type mine and ballistic protected vehicles to the U.S. Marines. The 27 vehicles, training programs and consumable spare parts have a total value of $9.7 million. Initial deliveries are scheduled to begin in September 2004 and all of the initial release will be delivered before the end of the year.

On May 17, 2004, we announced that our subsidiary, Technical Solutions Group, was awarded a contract to manufacture and deliver up to 21 Buffalo type mine and ballistic protected vehicles to the U.S. Army. The 21 vehicles, training programs and consumable spare parts have a total value of $15.3 million. The initial release will be delivered before the end of the year.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

Number  Description
-------------------

3.1  Articles  of  Incorporation  (filed  as  Exhibit  3.(i) to the Registrant's
General Form for Registration of Securities of Small Business Issuer on Form 10-SB filed on March 24, 1997 and incorporated herein by reference).

3.2 Articles of Amendment to the Articles of Incorporation, dated December 24, 1996 (filed as Exhibit 3.(iv) to the Registrant's Report on Form 10-KSB filed on April 15, 1998 and incorporated herein by reference).

3.3 Articles of Amendment to the Articles of Incorporation, dated November 2, 1998 (filed as Exhibit 3.(I) to the Registrant's Current Report on Form 8-K filed on December 16, 1998 and incorporated herein by reference).

3.4 Articles of Amendment to Articles of Incorporation (filed as Appendix A to the Registrant's Proxy Statement on Form DEF 14A filed on March 27, 2002 and incorporated herein by reference).

3.5  Articles  of  Amendment  to  the  Articles  of  Incorporation.

3.6  Articles  of  Amendment  to  Articles  of  Incorporation.

3.7 Bylaws for the Registrant (filed as Exhibit 3.(ii) to the Registrant's General Form for Registration of Securities of Small Business Issuer on Form 10-SB filed on March 24, 1997 and incorporated herein by reference).

4.1 Restated Certificate of Designation of Series B Convertible Preferred Stock, dated June 1, 2004.

4.2 Restated Certificate of Designation of Series C Convertible Preferred Stock, dated June 17, 2004.

4.3 Certificate of Designation for Series A Convertible Preferred Stock (filed as Exhibit 7.4 to the Registrant's Current Report on Form 8-K filed July 6, 1998 and incorporated herein by reference).

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

10.4 Form of Subscription Agreement between the Registrant and Gamma Opportunity Capital Partners, LP, Longview Fund, LP, Alpha Capital Aktiengesellschaft, Domino International Ltd, Magellan International Ltd, and Mountain Ridge Capital LLC, dated March 23, 2004 (filed as Exhibit 4 to the Registrant's Form 8-K filed on March 26, 2004 and incorporated herein by reference).

10.5 Employment Offer Letter between the Registrant and Frank Kavanaugh dated March 31, 2003 (filed as Exhibit 10.16 to the Registrant's Report on Form 10-KSB/A filed on April 21, 2003 and incorporated herein by reference).

10.6  Employment  Offer  Letter  between the Registrant and Michael Watts, dated
June 20, 2002 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on 10-QSB filed on November 18, 2003 and incorporated herein by reference).

10.7 Employment Offer Letter between the Registrant and Walter Wright dated April 1, 2003 (filed as Exhibit 10.17 to the Registrant's Report on Form 10-KSB/A filed on April 21, 2003 and incorporated herein by reference).

10.8 Sonic Jet Corporation 2000 Stock Option Plan & Advisory and Consulting Agreement dated May 1, 2000 (filed as Appendix A to the Registrant's Information Statement on Form 14C filed June 30, 2000 and incorporated herein by reference).

10.9 Non-Employee Directors and Consultants Retainer Stock Plan, dated September 30, 2003 (filed as Exhibit 4 to the Registrant's Form S-8 filed on November 7, 2003 and incorporated herein by reference).

10.10  Employment  Agreement  between  the  Registrant  and  Thomas  Thebes.

10.11 Letter re: Lease Agreement between the Registrant and Aerospace/Defense, Inc., dated July 13, 2004.

10.12 Industrial Lease between the Registrant and Aerospace/Defense, Inc., dated September 2, 2003.

10.13  Royalty  Agreement  J.J.  Van  Eck,  dated  April  1,  2004.

10.14  Contract  between  the Registrant and the U.S. Marines, April 21,  2004.

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports  on  Form  8-K

None.
                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Force Protection, Inc.
                                  (Registrant)



Dated:  August  13,  2004                         By:   /s/  Michael  Watts
                                                  --------------------
                                                  Michael  Watts
                                                  Chief  Executive  Officer

Dated:  August  13,  2004                        By:  /s/  Thomas  H.  Thebes
                                                 -----------------------
                                                 Thomas  H.  Thebes,
                                                 Chief  Financial  Officer