Form 10QSB
period 2004-09-30
FORCE PROTECTION INC
filed 2004-11-15
CIK 1032863

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER: 0-22273

                             FORCE PROTECTION, INC.
                             ----------------------

             (Exact name of Registrant as specified in its charter)


         Colorado                                 84-1383888
(State  or  jurisdiction  of  incorporation        (I.R.S.  Employer
         or  organization)                     Identification  No.)



                9801 Highway 78, #3, Ladson South Carolina 29456
                ------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                  Registrant's telephone number: (843) 740-7015


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes -- x No.

As of September 30, 2004, the Registrant had 196,471,310 shares of common stock issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes  --  No X.


                                TABLE OF CONTENTS

PART  I  -  FINANCIAL  INFORMATION                                    PAGE

     ITEM  1.  FINANCIAL  STATEMENTS

                     REPORT  ON  REVIEW  BY  INDEPENDENT
                     CERTIFIED  PUBLIC  ACCOUNTANT                       3

                     CONSOLIDATED  BALANCE  SHEET
                     AS  OF  SEPTEMBER 30,  2004                         4

                     CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                     FOR  THE  THREE  AND NINE MONTHS  ENDED
                     SEPTEMBER 30,  2004  AND  SEPTEMBER 30,  2003       5

                     CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                     FOR  THE  THREE  AND NINE MONTHS  ENDED
                     SEPTEMBER 30,  2004 AND SEPTEMBER 30, 2003          6

                     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS      7

     ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
               OPERATION                                                 9

     ITEM  3.  CONTROLS  AND  PROCEDURES                                15

PART  II  -  OTHER  INFORMATION

     ITEM  1.  LEGAL  PROCEEDINGS                                       15

     ITEM  2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE
               OF PROCEEDS                                              16

     ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES                       16

     ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE
                             OF  SECURITY  HOLDERS                      16

     ITEM  5.  OTHER  INFORMATION                                       16

     ITEM  6.  EXHIBITS                                                 17

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCAL  STATEMENTS


            REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To  the  Board  of  Directors
Force  Protection,  Inc.  and  Subsidiary

We have reviewed the accompanying consolidated balance sheet of Force Protection, Inc., and Subsidiary (formerly known Sonic Jet Performance, Inc.) as of September 30, 2004 and the related statements of consolidated operations for the three and nine months ended September 30, 2004 and 2003 and the consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2004. These consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States and standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 2, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.




/s/  Michael  Johnson  &  Co.,  LLC
Michael  Johnson  &  Co.,  LLC.
Denver,  Colorado
November  15,  2004



                                          FORCE PROTECTION
                                     CONSOLIDATED BALANCE SHEET
                                           SEPTEMBER 30, 2004
                                             (Unaudited)


ASSETS
Current Assets
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    548,781
   Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,237,718
   Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       270,410
   Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8,783,471
                                                                                       -------------
       Current Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11,840,380



Other Assets
--------------
   Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             0
   Fixed Assets, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,085,155
                                                                                       -------------

             Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  12,925,535
                                                                                       -------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  2,429,702
   Accrued payroll taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        24,666
   Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,374,970
   Other accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       110,873
                                                                                       -------------
   General reserve. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       792,950
                                                                                       -------------
   Loans payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,500,000
       Current Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11,233,162
                                                                                       -------------


Long term liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       114,448
                                                                                       -------------
Total Liabilities         . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11,347,610
                                                                                       -------------

Shareholder's Equity:
   Common, no par value, 300,000,000 authorized, issued and outstanding 196,471,310.     20,922,574
   Preferred, no par value
     Series B convertible preferred  (8 shares issued and outstanding)  . . . . . . .        80,000
     Series C convertible preferred (119 shares issued and outstanding) . . . . . . .     1,428,000
   Retained earnings, Includes 2004 Net Income /(loss). . . . . . . . . . . . . . . .   (28,085,030)
   Additional Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,230,881
   Warrants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,500
                                                                                       ------------
   Shareholder's equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,577,925
                                                                                       -------------
              Total Liabilities and Shareholders' Equity. . . . . . . . . . . . . . .  $ 12,925,535
                                                                                       =============

The accompanying notes are an integral part of these financial statements



                                           FORCE PROTECTION
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)



                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                              SEPTEMBER 30,                    SEPTEMBER 30,
                              ----------------------------------------   -----------------------------
                                             2003                 2004           2003            2004
                              -------------------   ------------------   ------------   --------------

Revenues . . . . . . . . . .  $         2,738,901   $           93,727   $  3,442,035   $   1,752,158

Cost of Sales. . . . . . . .            1,861,614              757,458      2,698,051       2,285,937
                              -------------------   ------------------   ------------   --------------
Gross Profit . . . . . . . .              877,287             (663,732)       743,984        (533,779)
                              -------------------   ------------------   ------------   --------------
Operating Expenses:
   Selling, General &
  Administrative . . . . . .              621,930            2,406,902      3,614,378       5,706,937
                              -------------------   ------------------   ------------   --------------
Total Operating Expenses . .              621,930            2,406,902      3,614,378       5,706,937
                              -------------------   ------------------   ------------   --------------
Loss from Operations . . . .              255,357           (3,070,634)    (2,870,394)     (6,240,716)

Restructuring Expense. . . .                    -                    -        514,499               -
                              -------------------   ------------------   ------------   --------------
Profit (Loss) after
Restructuring Expense. . . .              255,357           (3,070,634)    (3,384,893)     (6,240,716)

Other Income/Expense
    Other Income . . . . . .               16,869                1,608        (28,483)         38,352
    Interest Expense . . . .              (88,981)            (167,766)      (160,006)       (193,699)
                              -------------------   ------------------   ------------   --------------
Total Other Income (Expense)              (72,112)            (166,158)      (188,489)       (155,347)
                              -------------------   ------------------   ------------   --------------
Net Loss . . . . . . . . . .  $           183,246   $       (3,236,792)  $ (3,573,382)  $  (6,396,063)
                              ====================  ===================  =============  ==============

Basic loss per share . . . .               0.0017               (0.020)       (0.0367)         (0.039)
                              ====================  ===================  =============  ==============

Diluted loss per shares. . .               0.0012               (0.011)        (0.026)         (0.021)
                              ====================  ===================  =============  ==============

Weighted average common
 shares outstanding
   Basic . . . . . . . . . .          109,885,783          162,571,326     97,542,491    162,571,3216
                              ====================  ===================  =============  ==============
   Diluted . . . . . . . . .          150,008,346          306,377,195    137,665,054     306,377,195
                              ====================  ===================  =============  ==============



*  Taken  from  the  weighted  average  common  shares  outstanding  as  at  the  end  of  09/30/04


               The accompanying notes are an integral part of these financial statements



                                          FORCE PROTECTION
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)


                                                          NINE MONTHS           NINE MONTHS
                                                          ENDED                 ENDED
                                                          SEPTEMBER 30, 2003    SEPTEMBER 30, 2004
                                                          -------------------   --------------------
Cash Flows From Operating Activities:
  Net Loss . . . . . . . . . . . . . . . . . . . . . . .  $        (3,573,382)  $        (6,396,063)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization . . . . . . . . . . . .              138,546               117,180

   Common Stock issued for services. . . . . . . . . . .            2,018,309               470,841
   Warranty & royalties. . . . . . . . . . . . . . . . .                    -              (117,434)
   Restructuring expense . . . . . . . . . . . . . . . .                    -                     -
   Changes in assets and liabilities:
     (Increase) in accounts receivable . . . . . . . . .             (356,210)           (2,092,786)
     (Increase) in inventories . . . . . . . . . . . . .           (1,819,497)           (7,895,579)
     (Increase) Decrease in other assets . . . . . . . .              103,514              (180,410)
     (Decrease) Increase in accounts payable . . . . . .               266427             1,725,254
     (Decrease) Increase in payroll liabilities. . . . .               50,284                10,840
     (Decrease) Increase in accrued expenses & deferred
   revenue . . . . . . . . . . . . . . . . . . . . . . .            1,095,876             6,274,105
     (Decrease) Increase in reserves and other . . . . .              (23,716)              730,000
                                                          -------------------   --------------------
         Total adjustments . . . . . . . . . . . . . . .            1,473,532            (1,395,351)
                                                          -------------------   --------------------
 Net Cash Used in Operating Activities . . . . . . . . .           (2,099,849)           (7,354,052)
                                                          --------------------  --------------------

Cash Flow From Investing Activities:

  Purchase of equipment. . . . . . . . . . . . . . . . .              (53,650)             (893,267)
  Proceeds from sale of property and equipment . . . . .                    -                     -
                                                          -------------------   --------------------
  Net Cash Provided By Investing Activities. . . . . . .              (53,650)             (893,267)
                                                          -------------------   --------------------

Cash Flow From Financing Activities:
  Proceeds from issuance of common stock . . . . . . . .            1,299,900                     -
  Proceeds from issuance of Preferred Stock. . . . . . .              (20,000)                    -
  Proceeds from use of Line of Credit. . . . . . . . . .                    -             1,500,000
  Short term Debts . . . . . . . . . . . . . . . . . . .                    -              (369,387)
  Short term Loans and lease obligations . . . . . . . .              841,423               (90,774)
  Long Term Liabilities. . . . . . . . . . . . . . . . .              (99,279)              (94,973)
  Notes Payable. . . . . . . . . . . . . . . . . . . . .                    -              (100,000)
Additional Paid-in-capital . . . . . . . . . . . . . . .                    -             7,672,457
                                                          -------------------   --------------------
  Net Cash Provided By Financing Activities. . . . . . .            2,022,044             8,517,323
                                                          --------------------  --------------------

Effect of exchange rate on cash. . . . . . . . . . . . .                    -                     -

Increase in Cash . . . . . . . . . . . . . . . . . . . .             (131,455)              270,004

Beginning Balance (12/31/03 in reference to 2004). . . .              144,476               278,777

Ending Balance . . . . . . . . . . . . . . . . . . . . .               13,020               548,781


                                FORCE PROTECTION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE  1  -  PRESENTATION  OF  INTERIM  INFORMATION

In the opinion of the management of Force Protection, Inc. and Subsidiary, the accompanying un-audited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2004, and the results of operations and cash flows for the three months and nine months ended September 30, 2004 and 2003. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Force Protection's audited consolidated financial statements and notes for the fiscal year ended December 31, 2003.

NOTE  2  -  FINANCIAL  STATEMENTS

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances, transactions, and stockholdings have been eliminated.

NOTE  3  -  INVENTORIES

We intend to implement a material resource planning (MRP) system during the fourth quarter to further develop our control processes. Beginning July 2004, we have set up an inventory loss reserve of $10,000 per month. To date, we have a $30,000 reserve balance. Inventories at September 30, 2004 consisted of the following:

Raw  materials  and  supplies         $8,520,708
Work  in  process                        205,868
Finished  goods                           56,895
Less  provision                           30,000
                                       ---------
Total                                 $8,753,471
                                      ==========

NOTE  4  -  PROPERTY  AND  EQUIPMENT

Property  and  equipment  at  September  30,  2004  consisted  of the following:


Furniture  and  fixtures                  $ 325,637
Machinery  and  equipment                   969,776
Tooling  -  new  products                    16,790
Vehicles                                     10,110
Demo  vehicles                              192,530
                                           --------
                                          1,514,843
Less accumulated depreciation and
amortization                               (433,706)
                                           --------
    Total                                $1,081,137
                                         ==========

NOTE  5  -  COMMITMENTS  AND  CONTINGENCIES

LEASES
------

The Company leases space in two buildings in Ladson, South Carolina for its principal executive offices and manufacturing facilities. The term of the lease for Building Three is five years starting October 15, 2003. Annual rent is $215,000 for the first year plus utilities, taxes and maintenance, and $258,000 base rental for the next four years. The Company has 84,800 square feet of space in Building Three.

The term of the lease for Building Two is five years starting July 15, 2004, with an option to renew for another five years. Annual rent is $439,500 for the first year plus utilities, taxes and maintenance, and $439,500 base rental for the next four years, which may be adjusted by increases to the Consumer Price Factor by three to seven percent. This additional lease of 142,500 square feet gives the Company a stable base for future planning. The space substantially increases the Company's ability to qualify for and fulfill larger contracts for its mine-protected vehicles.

EQUIPMENT
---------

On July 15, 2004 Technical Solutions Group entered into a 60 month option lease of $952.71 per month with Gregory Poole Lift Systems for a new Caterpillar forklift.

EMPLOYMENT  AGREEMENTS
----------------------

The Company anticipates formally establishing an executive and management compensation plan. The current compensation in cash for the Company's executive officers and managers is as follows: Mr. Kavanaugh - $180,000, Mr. Thebes - $115,000, Mr. Barrett - $144,000. As part of employment agreements and bonus, Mr. Thebes was awarded 1,500,000 shares of common stock and 4 Series C shares of preferred convertible stock and Mr. Watts was awarded 20 Series C shares of preferred convertible stock and 1,000,000 shares of common stock. Executive officer compensation is subject to review by the Board of Directors.

Effective October 26, 2004, as the new Interim Chief Executive Officer, Gale Aguilar will receive annual cash compensation of $180,000. Mr. Watts, as a consultant, will receive his present monthly salary through a transition period as approved by the Board of Directors.

ROYALTY/LICENSING  AGREEMENTS
-----------------------------

On April 1, 2004, the Company entered into a new royalty agreement with J.J.Van Eck covering the Typhoon - Long design. The Company will pay Mr. Van Eck $500 per vehicle sold based on the Typhoon - Long design he provided, if used. The license agreement expires when the Company no longer sells the Typhoon - Long design.

NOTE  6  -  OTHER  TRANSACTIONS

CAPITAL  STOCK  TRANSACTIONS
----------------------------

During the three months ended September 30, 2004, the Company issued an aggregate of 175,000 restricted shares of common stock for the exercise of warrants generating $17,500. The warrants were issued in a private placement that closed on April 10, 2002.

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

During the three months ended September 30, 2004, 4,650,000 "Green Shoe" warrants were exercised at $0.12 generating $558,000. The Company issued 4,650,000 shares of common stock.

During the three months ended September 30, 2004, the Company issued 30 shares of Series C Preferred Convertible stock and cancelled 1 share of Series B Preferred Convertible stock. Additionally, the Company cancelled or converted into common stock 20 shares of Series C Preferred Convertible stock.

During October, 2004 all outstanding shares of Series C Preferred Convertible stock were either converted into Series B Preferred Convertible stock or into shares of common stock. In total, 129 shares of Series C Preferred Convertible stock were redeemed for 18.5 shares of Series B Preferred Convertible stock and 14,032,200 shares of common stock. As of November 2, 2004 there were no shares of Series C Preferred Convertible stock outstanding. As of November 2, 2004, there were 18.5 shares of Series B Preferred Convertible stock outstanding.

During the three months ended September 30, 2004, the Company issued a total of 2,800,000 restricted shares of common stock to one consultant for services to be rendered to the Company related to the discontinued boat business valued at $120,000 and two consultants for capital raise and internet public relations valued at $280,000.

On September 14, 2004, the Company issued 75,000 warrants to Jeff Lesonsky for marketing consulting work performed at an exercise price of $0.20 per share. The Company owes an additional 400,000 warrant shares to Jeff Lesonsky valued at $0.10 per share to expire December 31, 2004.

NOTE  6  -  DEFERRED  REVENUE

The Company recognizes revenue upon formal acceptance by the customer. The Company has received progress / performance based payments from the U.S. Army and U.S. Marines. The Company records these progress / performance based payments as deferred revenue and carries them on the balance sheet as such until shipment acceptance. As of September 30, 2004, the Company had $6, 354,970 as deferred revenue resulting from two contracts, one from the U.S. Army (Buffalos) and one from the U.S. Marines (Cougars) and $20,000 for the production of another vehicle for commercial use.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF  OPERATION.

The following discussion and analysis compares our results of operations for the three and nine months ended September 30, 2004 to the same period in 2003. This discussion and analysis should be read in conjunction with our consolidated condensed financial statements and related notes thereto included elsewhere in this report and our Form 10-KSB for the year ended December 31, 2003.

CAUTIONARY  STATEMENT  CONCERNING  FORWARD-LOOKING  STATEMENTS

This Report on Form 10-QSB contains forward-looking statements, including, without limitation, statements concerning possible or assumed future results of operations and those preceded by, followed by or that include the words "believes," "could," "expects," "intends" "anticipates," or similar expressions. Our actual results could differ materially from these anticipated in the forward-looking statements for many reasons including the risks described elsewhere in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

OVERVIEW

We manufacture and distribute vehicles that protect and save lives and property. Our subsidiary, Technical Solutions Group, Inc. manufactures and markets military vehicles that are protected against landmines, hostile fire, and Improvised Explosive Devices (commonly referred to as roadside bombs). We believe our mine and ballistic protection technology is among the most advanced in the world. The vehicles are manufactured outside Charleston, SC.

CRITICAL  ACCOUNTING  POLICIES

The Securities and Exchange Commission issued Financial Reporting release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," or FRR 60, suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

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

COMPARISON  OF  THREE  MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003.

The  following  table  sets  forth  our  consolidated  statements of operations:




                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                             -----------------------------------------  -----------------------------
                                                            2003                 2004           2003            2004
                                             --------------------  -------------------  -------------  --------------
Revenues. . . . . . . . . . . . . . . . . .  $         2,738,901   $           93,727   $  3,442,035   $   1,752,158
                                             --------------------  -------------------  -------------  --------------
Cost of sales . . . . . . . . . . . . . . .            1,861,614              757,458      2,698,051       2,285,937
                                             --------------------  -------------------  -------------  --------------


Gross Profit (loss) . . . . . . . . . . . .              877,287             (663,732)       743,984        (533,779)
                                             --------------------  -------------------  -------------  --------------
Selling, General & Administration . . . . .              621,930            2,406,902      3,614,378       5,706,937
                                             --------------------  -------------------  -------------  --------------

Total Operating Expenses. . . . . . . . . .              621,930            2,406,902      3,614,378       5,706,937
                                             --------------------  -------------------  -------------  --------------

Income / (loss) from operations . . . . . .              255,357           (3,070,634)    (2,870,394)     (6,240,716)
                                             --------------------  -------------------  -------------  --------------

Restructuring Expense . . . . . . . . . . .                    -                    -        514,499               -
                                             --------------------  -------------------  -------------  --------------

Profit (loss) after Restructuring Expense .              255,357           (3,070,634)    (3,384,893)     (6,240,716)

Other Income/Expense
    Other income. . . . . . . . . . . . . .               16,869                1,608        (28,483)         38,352
    Interest expense. . . . . . . . . . . .              (88,981)            (167,766)      (160,006)       (193,699)
                                             --------------------  -------------------  -------------  --------------
Total other income (expense). . . . . . . .              (72,112)            (166,158)      (188,489)       (155,347)
                                             --------------------  -------------------  -------------  --------------

Net income / (loss) . . . . . . . . . . . .  $           183,246   $       (3,236,792)  $ (3,573,382)  $  (6,396,063)
Basic loss per share. . . . . . . . . . . .               0.0017               (0.020)       (0.0367)         (0.039)
                                             ====================  ===================  =============  ==============

Diluted loss per shares . . . . . . . . . .               0.0012               (0.011)        (0.026)         (0.021)
                                             ====================  ===================  =============  ==============

Weighted average common shares outstanding
   Basic. . . . . . . . . . . . . . . . . .          109,885,783          162,571,326     97,542,491    162,571,3256
                                             ====================  ===================  =============  ==============
   Diluted. . . . . . . . . . . . . . . . .          150,008,346          306,377,195    137,665,054     306,377,195
                                             ====================  ===================  =============  ==============


OVERVIEW

The three and nine month periods ended September 30, 2004 we continued the ramp up of our business and facilities to fulfill contracts with the U.S. Marines and the U.S. Army valued at an aggregate of approximately twenty million sales dollars. As of September 30, 2004, we had 134 employees, an increase of 105 employees from December 31, 2003. Additionally, as of September 30, 2004, we had 16 operational production cells to manufacture our products compared to an effective 2 cells at December 31, 2003. During the third quarter we spent
$217,817, and for the first nine months of the year, we spent $811,009, on Research and Development to further strengthen our position as leaders in mine and blast protection worldwide.

REVENUES

Revenues for the three and nine month periods ended September, 2004 were $93,727 and $1,752,158, respectively. Revenues for the three months ended September 30, 2004 decreased by $2,654,174 compared to the same period in 2003. Revenues for the nine month period ended September 30, 2004 decreased $1,689,877 compared to the same period in 2003. The decrease in revenues during the three and nine month periods was due to the timing of awarded contracts and vendor part delivery schedules. Revenues in the third quarter of 2004 were derived primarily from the shipment of spare parts for our products. Shipments for both the U.S. Army and U.S. Marines contracts began in October 2004. Our sales backlog was $19,999,000 at September 30, 2004.

COST  OF  SALES

Cost of sales for the three and nine month periods ended September 30, 2004 were $757,458 and $2,285,937, respectively. Cost of sales for the three months ended September 30, 2004 compared to the same period in 2003 decreased by $1,104,156 as a result of the decrease in revenues. Cost of sales for the nine month period ended September 30, 2004 compared to the same period in 2003 decreased by $412,114. Cost of sales was 808.2% of sales for the three month period ended September 30, 2004 compared to 68% for the same period in 2003. Cost of sales was 130.5% of sales for the nine month period ended September 30, 2004 compared to 78.4% for the same period in 2003. Manufacturing costs have increased as a percentage of sales because, in 2004, most revenues were derived from the sale of spare parts which have a higher cost of goods. Additionally, manufacturing costs increased substantially as we increased spending in Engineering, Quality Control and Integrated logistics Support ( ILS) to begin to fulfill two government contracts. Indirect cost accounted for 92.7% of Cost Of Goods Sold during the quarter ended September 30, 2004.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

Selling, General and Administrative expenses for the three and nine months ended September 30, 2004 were $2,406,902 and $5,706,937, respectively. As compared to the three and nine months periods ended September 30, 2003, Selling, General and Administrative expenses increased $1,784,972 and $2,092,559, respectively. Incremental Research & Development expenditures of $217,817 during the third quarter of 2004 increased as compared to the moderate pace in the second quarter as we added new projects and we completed phase 1 of the rapid production ramp to satisfy our two new contracts. For the nine months ended September 30, 2004, excluding Research & Development expenditures, Selling, General & Administrative spending, normalized, was $4,895,927 or 135% of the 2003 run rate. We incurred and accrued an incremental $703,215 of bonus and commissions paid in stock compensation. Fringe expense has risen due to the increase in headcount of 105 people since the start of the year. During the quarter, we incurred $176,666 of investor relations cost. A majority of this was associated with $42,000 for marketing communications and $135,000 for fees associated with raising capital. We incurred $287,500 corporate consulting fees for two consultants, TGR Group LLC ( $160,000) for Internet Public relations and Robert Gayson ($120,000) associated with the Sonic Jet boat business which was discontinued during fiscal year 2003. Actual marketing expenses during the third quarter of 2004 were $23,399 higher than normal due to conferences and show participation and increased potential customer presentations. During the third quarter of 2004 we incurred $130,000 of commission fees on the $2,600,000 of raised capital during the second quarter of 2004.

OTHER  INCOME  /  EXPENSE

Other Income / Expense for the three and nine months ended September 30, 2004, was ($166,158) and ($155,347), respectively. For the three months ended September 30, 2004, we settled inactive accounts payable of $51,931 and earned interest income of $1,608. The interest expense for the three months ended September 30, 2004 of $167,766 consisted of bank charges of $1,671 and factoring and loan interest of $165,541. Interest expense for the nine months ended September 30, 2004 was $193,699 consisting of $185,451 factoring and loan interest charges and $7,247 of other bank charges and $1,000 of penalties.

NET  INCOME  /  LOSS

Net Loss for three months ended September 30, 2004 was $3,236,792 which increased $3,420,038 as compared to the September 30, 2003 gain of $183,246. For the nine months ended September 30, 2004 the net loss was $6,396,063 an increase of $2,822,681 as compared to the net loss of $3,573,382 for the nine months ended September 30, 2003. The increase in net loss is attributed to the third quarter production ramp up to fulfill two government contracts and to build infrastructure. Our year to date, Research and Development activities, bonus and commissions, fund raising and demonstration expenses accounted for an incremental $2,683,595 erosion of net income. Excluding these expenses, net loss would have been $3,712,468, $534,325 higher than the 2003 year to date run rate.

BUSINESS  SEGMENT  ANALYSIS  OF  THE  THREE  MONTHS  ENDED  SEPTEMBER  30, 2004:

10-QSB  Segment  Information  (000's)  (approximate)


                                    TSG          Corp.           Total
--------------- -----         ------------ ----------- ----------------

Sales                                  93                         93
Cost of sales                         757                        757
                              ------------ ----------- ----------------

Gross profit                          (664)                     (664)
G.P. %                                 (-)%                      (-)%

Selling General & Administrative     1,581        993           2,574
--------------- -----          ------------ ----------- ----------------

Segment Profit & Loss               (2,245)      (993)         (3,238)
------------- -------          ------------ ----------- ----------------



Mine and blast protected vehicles and spares provided approximately 100% of the total sales and 100% of the total cost of goods sold.

TRENDS,  RISKS  AND  UNCERTAINTIES

During the third quarter of 2004 we continued to expand our business operations to meet the increased demand for our products resulting from the orders placed by the U.S. Army for 21 Buffaloes during the first quarter of 2004 and the order placed during the second quarter by the U.S. Marine Corps for 14 Cougars
(with a possible additional 13 to come). As part of this expansion, during 2004, we increased our workforce by approximately 435% and increased the number of our production "cells" by 800%. These infra-structure developments will facilitate meeting our current obligations and will enhance our qualifications to bid on future projects. The rapid pace of expansion created a number of challenges and caused us to be slower than our originally anticipated projected delivery schedule for the Buffaloes and the Cougars. However, we believe we have overcome the major hurdles and are now in process of completing these orders according to a revised delivery schedule. There is always some risk that an unforeseen event could interrupt or negatively impact our production operations, and under our contract with the U.S. Marines liquidated damages can be assessed against us for delayed delivery of Cougars, however we believe that we will be able to complete our current orders according to the revised delivery schedule.

Overall, the expansion of our operations during 2004 has been part of a growth trend that has carried us from a cramped facility in the old Charleston Navy shipyards with capacity to produce only a single vehicle at a time, to our present manufacturing plant with more than 200,000 square feet of production area and a current production capacity of approximately 6-8 vehicles a month.
This growth is consistent with our business plan to position ourselves as the leading manufacturer in the United States of blast and mine protected vehicles, and we will continue to take appropriate steps to achieve this goal.

A major challenge facing us at present is satisfactory completion of our existing orders. This is significant for two reasons; first, it will demonstrate our ability to manufacture vehicles on a "production basis" (i.e., multiple vehicle sets built to a consistent specification, and according to a predictable schedule) and thus position us for future orders, possibility on a substantially larger scale than we have received to date. Second, as discussed above, in accordance with accepted accounting practice, we have treated progress payments received on our two main contracts as "deferred income", which means that even though we have actually received progress payments totaling $6,354,970, the revenue is not stated on our income statement. As a result, our financial results for the nine month period ending September 30, 2004 show revenues to date of $1,752,158, and a resulting loss from operations of $6,240,716. When we complete and deliver the vehicles, we will be able to move current deferred amounts from the "deferred revenue" category and book it as direct revenue from operations.

In the past, we encountered some difficulties in securing the necessary components for our vehicles, specifically steel and, from time-to-time, truck chassis. In response, we have identified multiple vendors for certain components so we have alternate sources of supply if necessary. Additionally, we have implemented a program of advance purchasing and stockpiling critical materials. For example, we currently have pre-purchased steel and truck parts to ensure availability of material needed for current and potential future orders. It is also possible that, even if we can continue to source our necessary raw materials and parts, the price we pay will increase substantially, negatively impacting our financial performance.

Apart from the risks mentioned above, the main uncertainty about our future operations is whether we will continue to receive additional orders for our vehicles. It is impossible to predict with certainty whether such future orders will be placed by existing or new customers, however we believe our vehicles provide proven landmine and blast protection, and that for so long as there is a risk of bodily harm to service personnel from such explosive blasts, there will be a market for our products.

On September 29, 2004 our Chief Executive Officer, Mr. Michael Watts, was indicted in Federal District Court for the Northern District of California for a single count of violating Title 26, United States Code Section 7201. The government charges arise from events that took place prior to 1997 - well before Mr. Watts become involved with our company - and are unrelated to our operations. Although the legal proceedings against Mr. Watts do not involve us and do not directly implicate his activities as our Chief Executive Officer, Mr. Watts concluded that it was in the best interests of the Company and its shareholders if he stepped aside pending resolution of the government case.
Accordingly, on October 22, 2004 Mr. Watts submitted a letter to the Board of Directors indicating that he would step aside from his position on the Board of Directors and as the Chief Executive Officer. On October 25, 2004, the Board named Gale Aguilar, an existing Board member, to serve as Interim Chief Executive Officer, and on November 8, 2004 the Board approved a Consulting Agreement with Mr. Watts to secure his continuing services as an independent consultant. We believe the actions taken by Mr. Watts and the Board have minimized the potential impact of the government charges regarding Mr. Watts on the company and its business and operations. However, there is always some risk of further developments having a negative impact on the company.,

GOING  CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis. During the year ended December 31, 2003, we incurred losses of $5,321,623 and our current liabilities exceeded our current assets by $360,652 which raised substantial doubt about our ability to continue as a going concern. During the nine months ended September 30, 2004, we incurred losses of $6,396,063, however current assets exceeded current liabilities by $607,218. Realization of a major portion of the assets in the accompanying balance sheet is dependent upon our continued operations, obtaining additional financing, and the success of our future operations.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of September 30, 2004, our cash and cash equivalents were $548,781 compared to $278,777 as of December 31, 2003; $3,210,136 as of March 31, 2004 and
$1,311,687 as of June 30, 2004. Our principal sources of capital have been cash flow from operations, warrant exercises, and the sale of common stock.

We renewed our existing agreement with GC Financial Services for receivables financing on July 28, 2004. Receivables can be factored 2% . We also secured a line of credit of up to $4,000,000 at a base rate of 4.1% per month.

OPERATING  ACTIVITIES

The cash used by operating activities for the nine months ended September 30, 2004 was $7,354,052, as compared to $2,099,849 for the nine months ended
September 30, 2003. We used cash primarily to fund existing operations, purchase inventory to manufacture our products for the second half of 2004 for the U.S. Marine and U.S. Army contracts and Research and Development for future products.

INVESTING  ACTIVITIES

Our capital expenditures for the three months ended March 31, 2004 were $49,955 which consisted primarily of office and manufacturing equipment. Capital expenditures for the three months ended June 30, 2004 were $186,144 which consisted primarily of expenditures related to the ramp-up of our manufacturing facilities. Capital expenditures for the three months ended September 30, 2004 were $539,988 which related to the support of additional headcount and the completion of the first phase of the ramp up of our manufacturing facilities. We anticipate that our capital expenditures during the fourth quarter of 2004 will increase significantly due to increased headcount and the ramp up of additional manufacturing capacity.

FINANCING  ACTIVITIES

During the three months ended September 30, 2004, we issued an aggregate of 175,000 restricted shares of common stock for the exercise of warrants generating $17,500. The warrants were issued in a private placement that closed on April 10, 2002.

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

During the three months ended September 30, 2004, 4,650,000 "Green Shoe" warrants were exercised at $0.12 generating $558,000. We issued 4,650,000 shares of common stock.

During the nine months ending September 30, 2004 we repaid $655,134 of notes payable and short/long term debts.

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

On April 23, 2004 we announced award of a contract to deliver up to 27 Cougar type vehicles. On May 17, 2004 we announced the award of a contract to deliver 21 Buffalo vehicles. Initial deliveries began shipping October 2004. Substantial cash will be required for the inventory build and capital infrastructure negatively affecting liquidity and our current favorable cash position. We expect to receive progress payments during production and except to receive final payment per unit shipped within 45 days of acceptance by our customer.

On July 28, 2004, we entered into an agreement with GC Financial Services, Inc. for a revolving credit line of up to $4 million dollars. Receivables can be factored at 2% . We also secured a line of credit of up to $4,000,000 at a base rate of 4.1% per month.

At the present time, we are generating sufficient revenue to cover operating expenses, but we have had to use our line of credit with GC Financial Services, Inc. to fund production inventory purchases. Based on our current operating plan, we anticipate that we will need additional financing to finance our operations and capital expenditures in 2005. Accordingly, our future liquidity will depend on our ability to obtain necessary financing from outside sources and our ability to execute our contract awards. We currently believe that we have sufficient cash to continue for the next month. However, our line of credit with GC Financial Services, Inc. and product shipments will provide enough cash for the remainder of the year and into 2005. Additionally, we may access cash through our equity line of credit with Dutchess Private Equities Fund after October 16, 2004.

Our currently anticipated levels of revenues and cash flow are subject to many uncertainties. Further, unforeseen events may occur that will require us to raise additional funds. The amount of funds we need will depend upon many factors, including without limitation, the extent and timing of sales of our products, future product costs including the cost of raw materials, the timing and costs associated with the establishment and/or expansion, as appropriate, of our manufacturing, development, engineering and customer support capabilities, the timing and cost of our product development and enhancement activities and our operating results. Until we generate cash flow from operations that will be sufficient to satisfy our cash requirements, we will need to seek alternative means for financing our operations and capital expenditures and/or postpone or eliminate certain expenditures. Potential alternative means for financing may include leasing capital equipment, or obtaining additional debt, factoring receivables or equity financing. Additional financing may not be available, or available on acceptable terms. The inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, research and development, production or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, if we raise funds through the sale of additional equity securities, the common stock currently outstanding will be further diluted.

INFLATION

Inflation generally does not affect how we price our products. However, there is currently a shortage of the type of steel we use in our products. We currently have enough steel to manufacture to our existing contracts. We continue to purchase steel anticipating future requirements. If the price of steel increases significantly, the cost of our products could increase. It is unlikely we will be able to pass on this cost under our current contracts. As a result, if the cost of our raw materials increases, our profitability, if any, could decrease.

SUBSIDIARY

As of September 30, 2004, we had one wholly-owned subsidiary, Technical Solutions Group, Inc.

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

                            PART II OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS


On June 17, 2003, the "CSIR," a statutory council established in accordance with the South African Research Council Act 46 of 1988) filed suit in the High Court of South Africa (Transvaal Provincal Division) against us claiming a balance due and owing under a Purchase Order for the design and supply of seven TMRP-6 protection kits with a total contract price of ZAR631,800. As of the date hereof, we have paid all amounts due under the contract and expect to resolve the matter with the CSIR on terms to include dismissal of the claim with prejudice.

On June 26, 2003, Albert Mardikian, a shareholder and holder of certain designs and components, filed a complaint against us in the Orange Country Superior Court. The complaint alleges breach of contract of the license agreement dated December 27, 2001 between Mr. Mardikian, Mardikian Marine Design, and us. The complaint further alleges breach of an employment and agency agreement between Mr. Mardikian and us, and fraud, conversion and unfair competition. The plaintiff sought declaratory relief, compensatory damages of $700,000, actual damages of $346,000, disgorgement of profits, civil penalties pursuant to the California Business and Professions Code Section 17206, reasonable attorney's fees and cost of suit incurred. On June 2, 2004 the complaint was settled for a royalty payment by us of $45,000. On September 14, 2004 the dismissal with prejudice was filed.


ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES

We sold the following unregistered (restricted) securities during the quarter ended September 30, 2004:

(a) During the three months ended September 30, 2004, we issued an aggregate of 175,000 restricted shares of common stock for the exercise of warrants generating $17,500. The warrants were issued in a private placement that closed on April 10, 2002.
(b) During the three months ended September 30, 2004, 4,650,000 "Green Shoe" warrants were exercised at $0.12 generating $558,000. We issued 4,650,000 shares of common stock.
(c) During the period of July 1, 2004 to September 30, 2004, we issued a total of 2,800,000 restricted shares of common stock to one consultant for services to be rendered related to the discontinued boat business valued at $120,000 and two consultants for a capital raise and internet public relations valued at $280,000.
(d) On September 14, 2004, we issued 75,000 warrants to Jeff Lesonsky for marketing consulting work performed at an exercise price of $0.20 per share. We owe an additional 400,000 warrant shares to Jeff Lesonsky valued at $0.10 per share to expire December 31, 2004.
(e) During the three months ended September 30, 2004, we issued 30 shares of Series C Preferred Convertible stock and cancelled 1 share of Series B Preferred Convertible stock. Additionally, we cancelled or converted into common stock 20 shares of Series C Preferred Convertible stock. During October, 2004 all outstanding shares of Series C Preferred Convertible stock were either converted into Series B Preferred Convertible stock or into shares of common stock. In total, 129 shares of Series C Preferred Convertible stock were redeemed for 18.5 shares of Series B Preferred Convertible stock and 14,032,200 shares of common stock. As of November 2, 2004 there were no shares of Series C Preferred Convertible stock outstanding. As of November 2, 2004, there were 18.5 shares of Series B Preferred Convertible stock outstanding.

The sales set forth above were undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended, by the fact that:

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

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

Not  Applicable.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

Not  Applicable.

ITEM  5.  OTHER  INFORMATION

On July 7, 2004 we announced Senator Lindsey Graham's visit to the Technical Solution Group's production facility on July 1, 2004.

On July 7, 2004, our subsidiary Technical Solutions Group, renewed its existing agreement with GC Financial Services, Inc. for receivables financing.

On  July  9,  2004 and September 10, 2004, we conducted shareholder open houses.

On  July  12,  2004,  we  published  our  first  Letter  to  the  Shareholders.

On July 27, 2004, U.S. Representative Henry Brown and U.S. Representative Jim DeMint visited the Technical Solution Group facility in Ladson, SC.

On July 28, 2004, we entered into an agreement with Policy Impact Strategic Communications to provide media relations, Executive Branch relations and brand awareness.

On July 28, 2004, we announced that Technical Solution Group entered into an agreement with GC Financial Services, Inc. for a revolving credit line of up to four million dollars.

On August 9, 2004, we announced that the defense spending bill signed into law by President Bush included a $4.5 million appropriation for our mine and blast protected vehicles.

On July 1, 2004, we announced the appointment of Scott Ervin as General Counsel. Mr. Ervin is also the Chairman of the Board of Directors.

On September 1, 2004, we entered into an Agreement with Landmine Clearance International to provide a program of instruction for the U.S. Marine Corps for the Cougar HEV.

ITEM  6.  EXHIBITS

Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             FORCE PROTECTION, INC.


Dated:  November  15,  2004                        By:  /s/  Gale  Aguilar
                                                   -----------------------
                                                  Gale  Aguilar,
                                                 Interim Chief Executive Officer



Dated:  November  15,  2004                        By:  /s/  Thomas  H.  Thebes
                                                   -----------------------
                                                        Thomas  H.  Thebes,
                                                      Chief  Financial  Officer





                                  EXHIBIT INDEX
NUMBER  DESCRIPTION
-------------------

3.1 Restated Articles of Incorporation (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on September 17, 2004 and incorporated herein by reference).

3.2 Bylaws for the Registrant (filed as Exhibit 3.(ii) to the Registrant's General Form for Registration of Securities of Small Business Issuer on Form 10-SB filed on March 24, 1997 and incorporated herein by reference).

4.1 Amended and Restated Certificate of Designation for Series B Convertible Preferred Stock, dated September 14, 2004 filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on September 17, 2004 and incorporated herein by reference).

4.2 Amended and Restated Certificate of Designation for Series C Convertible Preferred Stock, dated September 14, 2004 filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on September 17, 2004 and incorporated herein by reference). (filed as Exhibit 4.2 to the Registrant's Quarterly Report on Form 10QSB filed on August 13, 2004 and incorporated herein by reference).

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

10.7 Sonic Jet Corporation 2000 Stock Option Plan & Advisory and Consulting Agreement dated May 1, 2000 (filed as Appendix A to the Registrant's Information Statement on Form 14C filed June 30, 2000 and incorporated herein by reference).

10.8 Non-Employee Directors and Consultants Retainer Stock Plan, dated September 30, 2003 (filed as Exhibit 4 to the Registrant's Form S-8 filed on November 7, 2003 and incorporated herein by reference).

10.9 Employment  Agreement  between  the  Registrant and Thomas Thebes (filed as
     Exhibit 10.10 to the Registrant's Quarterly Report on Form 10QSB filed on August 13, 2004 and incorporated herein by reference).

10.10 Letter re: Lease Agreement between the Registrant and Aerospace/Defense, Inc., dated July 13, 2004 (filed as Exhibit 10.11 to the Registrant's Quarterly Report on Form 10QSB filed on August 13, 2004 and incorporated herein by reference).

10.11 Industrial Lease between the Registrant and Aerospace/Defense, Inc., dated September 2, 2003 (filed as Exhibit 10.12 to the Registrant's Quarterly Report on Form 10QSB filed on August 13, 2004 and incorporated herein by reference).

10.12  Royalty  Agreement  J.J.  Van  Eck, dated April 1, 2004 (filed as Exhibit
     10.13  to  the  Registrant's Quarterly Report on Form 10QSB filed on August
     13,  2004  and  incorporated  herein  by  reference).

10.13 Contract between the Registrant and the U.S. Marines, April 21, 2004 (filed as Exhibit 10.14 to the Registrant's Quarterly Report on Form 10QSB filed on August 13, 2004 and incorporated herein by reference).

10.14 Term Sheet between the Registrant and GC Financial Services, Inc., dated June 16, 2004

10.15 Employment Agreement between the Registrant and Frank Kavanaugh, dated November 15, 2004.

10.16 Employment Agreement between the Registrant and Garth Barrett, dated August 12, 2004.

10.17 Employment Agreement between the Registrant and Gale Aguilar, dated November 8, 2004 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 10, 2004 and incorporated herein by reference).

31.1 Certification of the Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.