Form 10KSB
period 2004-12-31
FORCE PROTECTION INC
filed 2005-04-14
CIK 1032863

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
----------------

{X} ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

{   } TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from 01-01-2004 to 12-31-2004

Commission File Number 0-22273

FORCE PROTECTION, INC.
(Name of small business issuer in its charter)

----------------

Nevada	84-1383888
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9801 Highway 78, Building No. 2, Ladson, SC 29456
(Address of principal executive offices) (Zip Code)

(843) 740-7015
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:
Common Stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes {X} No { }

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. {   }

Issuer’s revenues for fiscal year ending December 31, 2004 - $10,243,389.

The aggregate market value of the voting Common Stock held by non-affiliates of the Issuer was approximately $61,168,570 (computed using 226,550,262 non-affiliate shares of common stock outstanding at a closing price of $0.27 with an adjusted close of $3.29 per share of common stock due to a reverse stock split on December 31, 2004).

As of December 31, 2004, the issuer had 232,295,262 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes { } No {X}

FORCE PROTECTION, INC.

FORM 10-KSB

TABLE OF CONTENTS

		Page

Part I
Item 1.	Description of Business ...........................................	3
Item 2.	Description of Property............................................	8
Item 3.	Legal Proceedings..................................................	8
Item 4.	Submission of Matters to a Vote of Security Holders................	8

Part II

Item 5.	Market for Common Equity and Related Stockholder Matters...........	9
Item 6.	Management’s Discussion and Analysis or Plan of Operation...........	10
Item 7.	Financial Statements...............................................	16
Item 8.	Changes In and Disagreements With Accountants on
	Accounting and Financial Disclosure............................	40
Item 8A.	Control and Procedures............................................	40
Item 8B.	Other Information	40

Part III

Item 9.	Directors, Executive Officers, Promoters and Control
	Persons; Compliance With Section 16(a) of the Exchange Act.....	41
Item 10.	Executive Compensation.............................................	43
Item 11.	Security Ownership of Certain Beneficial Owners and Management.....	44
Item 12.	Certain Relationships and Related Transactions.....................	45

Part IV

Item 13.	Exhibits and Reports on Form 8-K...................................	46
Item 14.	Principal Accountant Fees and Services	48

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

History

We organized under the laws of the State of Colorado in November 1996 as Boulder Capital Opportunities III. Effective June 30, 1998, we acquired all assets and assumed all liabilities of Sonic Jet Performance, LLC, a California limited liability company in the business of producing and marketing recreational boats, jet boats, trailers, and related accessories. On November 4, 1998, we changed our name to Sonic Jet Performance, Inc. In 2000 and 2001, we emphasized building recreational boats and generated gross revenues of approximately one million dollars while sustaining operating losses. In 2002, we relocated our corporate headquarters, assembly, and prototyping facility to Stanton, California and shifted focus to design and production of fire and rescue boats.

In June 2002, we acquired the shares of Technical Solutions Group, Inc., a development stage manufacturer of ballistic and blast protected vehicles based in Charleston, South Carolina. Technical Solutions Group was originally formed in 1997 in Nevada to supply specialty vehicles to military and law enforcement agencies worldwide. The vehicles are used to transport personnel in hostile areas that may include landmines, and to locate and remove landmines.

In July 2003, we shifted our principal focus to the production of armored vehicles and moved our corporate headquarters to South Carolina. In August 2003, we changed our name to Force Protection, Inc. to reflect our focus on protected vehicles. In October 2003, we negotiated and finalized an agreement with investors to divest all assets related to our Fire Rescue Boat Business. Effective January 1, 2005, we reincorporated from Colorado to Nevada.

Business Overview

We are headquartered in Ladson, South Carolina and are a complete design-to-manufacturing organization, creating or licensing designs, and creating tooling, and parts necessary to assemble the products in-house. We manufacture our vehicles using proprietary technology derived from South African vehicle development programs carried out from 1972 through 1994, and incorporate design developments into the vehicles to improve their protection and functionality.

Our common stock is publicly traded on the NASD “Over the Counter Bulletin Board” under the ticker symbol "FRPT.OB."

How to Contact Us

Our address is 9801 Highway 78, Building No. 2, Ladson, SC 29456. Our phone number is (843) 740-7015.

Industry Overview

Mine Protected Vehicles were initially developed in Rhodesia and South Africa in response to the landmine problems arising from the wars in Southern Africa. The vehicles were designed to protect personnel during transport, removal of unexploded ordnance, route clearance, humanitarian de-mining, and other missions that require protection from landmines and hostile fire. The technology has been developed and used in several parts of the world, principally Africa, over the last 20 years in response to the intense use of landmines in that region. We believe the world market for mine-protected vehicles is growing rapidly. Landmines and Improvised Explosive Devices, or IEDs, are weapons of choice for terrorists and insurgent groups because they are highly effective yet relatively low cost. Rising populations in heavily mined regions and the need to utilize and develop such areas means the problem can no longer be ignored. With increasing world tensions, we believe there is a need for vehicles that can provide a level of protection against these threats during a variety of missions. Such missions include troop transport in and around Unexploded Ordnance or mine threat areas as well as route clearance and humanitarian de-mining - which require entrance into known mine fields or areas of known terrorist activities.

Mine protected vehicles have been purchased worldwide, principally in Africa, with additional purchases by several NATO allied countries. Troop movements in overseas operations face a continuous threat because of the use of land mines or the possibility of ambush and enemy fire. Vehicles that move troops or ordnance economically and are afforded significant protection against ballistic, incendiary, landmine hazards, and IEDs are useful in these situations. This is a pressing issue for the U.S. and its allies throughout the world. The recent deaths of American and Allied personnel throughout Iraq, Afghanistan, and earlier deaths in Kosovo of American solders while riding in an up-armored M998 High Mobility Multi-purpose Wheeled Vehicle, or HMMWV, highlights the need for mine protected vehicles. Personnel transport missions create the greatest portion of demand for Mine Protected Vehicles. Various types of landmine and Unexploded Ordnance clearance missions also generate demand. Embassies, consulates, and other U.S. government agencies require vehicles to safely transport personnel at low cost. Mine protected vehicles are used around the world in mine problem areas by most military organizations. The current “hot spots” in which the U.S. and other allied countries operate, and the likely areas for the future in the “War on Terrorism”, are all heavily mined. Currently we are not aware of technologies available to detect mines effectively enough to avoid them, so mine protected vehicles are valuable for the U.S. to protect its troops.

Products

We currently produce two blast-protected vehicle product lines.

The Buffalo is a heavy weight vehicle designed principally for mine clearing activities. The Buffalo integrates a blast resistant capsule with an American-made truck engine and drive train. We believe that a key aspect of mine protected vehicle design is the dispersion of hot gasses released by a mine blast. The Buffalo is designed so that the force of the blast is routed along the Buffalo’s V-shaped hull and dissipated to the side of the vehicle so that the vehicle is not lifted or severely damaged by the blast. We believe it is the absence of this V hull design that makes it virtually impossible to properly protect a standard vehicle by retrofitting armor plates. We believe the design must be undertaken from the beginning with mine protection as the primary design criteria.

More than twenty Buffalos have been deployed since 2001 for service in Afghanistan and Iraq. The U.S. Army conducted extensive testing of the Buffalo at Aberdeen Proving Grounds where it was determined that the Buffalo blast capsule protected both the occupants and the critical automotive components from the effects of explosive blasts. Real world experience in Iraq has also shown the Buffalo can withstand blasts without injury to the occupants. We believe the Buffalo has filled a niche as a part of the U.S. Army’s new route clearance systems and has no direct competition for such role.

We launched our second product line, the Cougar, in 2004. The Cougar is intended to serve a broader market than the Buffalo, because it can be configured for a wide range of missions, including urban patrol, route clearance support, utility transport and special unit activities. Like the Buffalo, the Cougar also uses the same V-Hull design principles, an armored steel capsule provides the mine, blast and ballistic protection for the vehicle occupants and the use of standard American automotive drive train and control components allows the vehicle to be operated and serviced in much the same way as a commercial truck. The Cougar is new to market and relatively few have been deployed in active theaters of operations, but we have received inquiries from a variety of military sources. Those inquiries may not develop into product orders. We have submitted a Cougar vehicle for testing at the Aberdeen Proving Grounds and believe that such testing will validate the Cougar’s competitive advantage in armor and blast protection.

We are developing a third vehicle, the Lion. The Lion will be the smallest of our vehicles at approximately 7 tons and will be positioned for use by security services or other agencies requiring a high level of protection for personnel transport. The initial Research and Development has been done on the product and we will now focus on producing the first prototype vehicle to validate the design and manufacturing processes.

In 2003, we produced a prototype vehicle called the Typhoon in connection with a Request for Quotation by the Israeli Ministry of Defense. We received no orders for this vehicle and we are not currently manufacturing this product. We no longer market the Typhoon because our other products better meet the market demand for this type of vehicle.

Customer Activity

In 2004, we depended on two principal customers. In the twelve-months ended December 31, 2004, approximately 90% of our revenues were derived directly or indirectly from the U.S. Army and approximately 10% from the U.S. Marine Corps. We expect to continue to depend upon contracts with governmental agencies and their contractors for a substantial portion of our revenue for the foreseeable future.

Government contracts and subcontracts typically involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, extensive specification development, price negotiations and milestone requirements. Each government agency also maintains its own rules and regulations with which we must comply and which can vary significantly among agencies. Governmental agencies also often retain some portion of fees payable upon completion of a project and collection of these fees may be delayed for several months or even years, in some instances.

In addition, an increasing number of government contracts are fixed price contracts which may prevent us from recovering costs incurred in excess of our budgeted costs. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. In the event actual costs exceed the fixed contractual cost, we may not be able to recover the excess costs.

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

The following chart illustrates our product deliveries in the last two calendar years and our current backlog:

Product	Vehicles delivered in 2003	Vehicles delivered in 2004	Vehicle Backlog 2005
Buffalo	10 to the U.S. Army	11 to the U.S. Army	25 to the U.S. Army
Cougar		8 to the U.S. Marines	19 to the U.S. Marines

Competitive Positioning

We are subject to significant competition from companies that market products that perform similar functions to our products, This competition could harm our ability to win business and increase the price pressure on our products. The firms we compete against include large, multinational vehicle, defense and aerospace firms such as Alvis, Vickers, Australian Defense Industries, KMW Industries, General Dynamics and Textron. Most of our competitors have considerably greater financial, marketing and technological resources than we do which may make it difficult to win new contracts and we may not be able to compete successfully. Certain competitors operate fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources, as a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their products.

We believe our competitive advantages include:

•	access to American commercial drive train technology and after market support system;
•	our current and potential customers wish to purchase from an American company;
•	access to low cost, heavy manufacturing facilities; and
•	exclusive rights to certain South African blast-protection technology that could take time for our competitors to develop.

We believe our products are superior to other vehicles currently in use by the U.S. military for mine and blast protection. Existing military vehicles include Humvees and other non-armored utility support vehicles, or heavy-weight troop transport and offensive armor such the Bradley Fighting Vehicle or the M1A1 Abrams Tank. The un-armored utility vehicles offer a prime target for attack and efforts to “up-armor” these vehicles have not been totally successful due to the high costs associated with retrofitting armor into the body and the increased mechanical wear caused by the weight of the armor. Conventional armored vehicles such as the Bradley and the Abrams offer protection from ballistic and blast threats, but are expensive, require substantial resources to maintain, are large and difficult to maneuver in crowded urban environments and are not well-suited to peace keeping missions due to their intimidating offensive weapon systems.

As recent events has shown, there is also an increasing concern over death or injury of U.S. military personnel during operations such as “Enduring Freedom,” particularly to reservists and or civilian contractors who are not expected to face front line combat, but who increasingly have become the target of insurgents and terrorists. These concerns have led the U.S. military to adopt armor protection as a base requirements for many of its transport vehicles and to look for ways to defeat the threat of IEDs and other booby trap devices, including developing “route clearance” and other explosive detection and removal teams.

Production

Our manufacturing process includes direct production and/or assembly of all critical components of our vehicles as follows:

•	We utilize proprietary technology and skilled welders to create ballistic and blast protected vehicle capsules which we believe are capable of withstanding the explosive effect of landmines, Improvised Explosive Devices, or IEDs, and other blast threats encountered in wars, insurgency and urban conflicts.

•	We integrate commercial American-made automotive drive-trains and other components onto the capsules to produce vehicles that have a high level of commonality with the existing U.S. military fleet and can be repaired and maintained by traditional truck mechanics.

Our Ladson facility has sufficient floor space, ample electrical and other utilities and an abundance of existing crane capacity. We have also secured sufficient tools and equipment, and have access to a local pool of labor, including many skilled welders. We maintain a dedicated staff of engineers to provide in-house engineering support and utilize various manufacturing approaches to increase efficiency and product quality. We source steel and other raw materials from various key vendors in Europe and the United States, and secure our automotive components from a variety of U.S. suppliers including:

•	Caterpillar;
•	Mack Trucks, a member of the Volvo Group;
•	Peterbilt Truck; and
•	Allison Transmission.

Sales and Marketing:

Our employees, including senior management and the Vice President of Sales, conduct our primary sales and marketing efforts. Employees call on prospective customers and foreign agents representing various governments and agencies who could have an interest in our product offerings. Currently our primary sales staff reside in the states of South Carolina and Connecticut. On September 8, 2004 we entered into an agreement with an exclusive sales representative in Israel.

We use independent referral sources who assist us in identifying opportunities for our products and services. Any payments to referral sources are negotiated on a case by case basis and are dependent on various factors including the quality of the referral, the opportunity, the role of the referral sources in the sale, and the potential revenues associated with a specific opportunity. Many of these referral sources have been converted to consulting agreements and the commissions eliminated.

We actively participate in shows involving countermine operations and technology, military vehicle, law enforcement technology, and military force protection. This includes the Association of the U.S. Army Annual Conference and Winter Symposium, Marine Expo, and Tactical Wheeled Vehicle conferences. Additionally, our marketing efforts include our web site, some advertising focused on the military community and brochures.

In December 2004, we ended our non-exclusive agreement with U.S. Marketing Group LLC to develop a commercial U.S. distribution channel for our Lion vehicle. The initial purchase order was cancelled and the $20,000 deposit was returned. We no longer have any external domestic marketing programs.

Research and Development

In 2003 we spent $102,439 on research and development. None of these costs were borne by any of our customers. In 2004 we spent $1,230,290 on research and development, none of which was borne by any of our customers.

 Intellectual Property

We are party to two long term intellectual property agreements covering technology used in the production of our ballistic and blast protected vehicles. One agreement is with the CSIR Defencetek, a division of the Council for Scientific and Industrial Research, a statutory council established in accordance with the Laws of the Republic of South Africa, and the other is with MECHAM, a division of Denel Pty Ltd, a company established in accordance with the Laws of the Republic of South Africa. Under these agreements, we pay a fixed royalty in exchange for the exclusive transfer to us of the South African technology used in certain of our products.

 Personnel

As of December 31, 2004, we had 182 employees in the U.S. and 3 consultants located in South Africa and Israel. Employees can be broken down into 125 hourly employees; 44 salaried employees; 11 contractors and 5 consultants. We are not a party to any collective bargaining agreement and believe employee relations are good. As of December 31, 2003, we had 29 employees in the U.S. and 4 consultants located in the United Kingdom and South Africa.

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

Other Regulatory Matters

Our operations and products are subject to extensive government regulation, supervision, and licensing under various federal, state, local and foreign statutes, ordinances and regulations. Certain governmental agencies such as the Environmental Protection Agency, or EPA, and the Occupational Safety and Health Administration, or OSHA, monitor our compliance with their regulations, require us to file periodic reports, inspect our facilities and products, and may impose substantial penalties for violations of the regulations.

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

ITEM 2.  DESCRIPTION OF PROPERTY

We lease space in two buildings in Ladson, South Carolina for our principal executive offices and manufacturing facilities. The term of the lease for Building Three is five years starting October 15, 2003. Annual rent is $215,000 for the first year plus utilities, taxes and maintenance, and $258,000 base rental for the next four years. We have 84,800 square feet of space in Building Three.

The term of the lease for Building Two is five years starting July 15, 2004, with an option to renew for another five years. Annual rent is $439,500 for the first year plus utilities, taxes and maintenance, and $439,500 base rental for the next four years, which may be adjusted by increases to the Consumer Price Factor by three to seven percent. This additional lease of 142,500 square feet gives us a stable base for future planning. We believe this space increases our ability to qualify for and fulfill larger contracts for its mine-protected vehicles. We believe our existing leased space is sufficient for the next twelve months.

ITEM 3.  LEGAL PROCEEDINGS

On June 17, 2003 the CSIR, a statutory council established in accordance with the South African Research Council Act 46 of 1988, filed suit in the High Court of South Africa (Transvaal Provincal Division) against us claiming a balance due and owing under a Purchase Order for the design and supply of seven TMRP-6 protection kits with a total contract price of ZAR631,800. As of the date hereof, we have paid all amounts due under the contract and are awaiting final dismissal of the claim with prejudice.

In March 2005, we received a letter from H.C. Wainwright & Co., Inc. threatening litigation. The potential dispute relates to a letter agreement between H.C. Wainwright & Co and us dated November 29, 2004. This dispute is too preliminary for us to determine a final outcome, however, if the matter proceeds, we intend to vigorously defend against H.C. Wainwright & Co.’s claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 30, 2004, we held our Annual Meeting of Stockholders. As of the close of business on the record date of October 15, 2004, there were 212,728,510 shares of common stock outstanding and entitled to vote and 18.5 shares of Series B Preferred Convertible Stock outstanding and entitled to vote. Each share of Series B Stock was entitled to 6,753,286 votes and votes with the Common Stock as a class.

At the Annual Meeting, the shareholders approved the following proposals:

1.	The election of R. Scott Ervin, Frank Kavanaugh, and Gale Aguilar as Directors until their respective successors shall be elected and qualified;
2.	Our reincorporation from Colorado to Nevada;
3.	The changing of the stated value of our common and preferred stock from “No Par Value” to the “Par Value of $0.001 Per Share”; and,
4.	The authorization of a reverse stock split of our common stock in the range of 2:1 to 12:1, as determined in the sole discretion of our Board of Directors, but such authority to be granted only if Item No. 2 above - the proposal to reincorporate in Nevada - is approved by the shareholders.

A summary of the voting is set forth below:

	Results of Voting

	Proposal		Total Votes	FOR	percent	AGAINST	percent	RESULT

1	Director - Frank Kavanaugh		164,607,873	160,471,447	97.49%	1,587,022	0.96%	PASSED
	Director - Gale Aguilar		164,607,873	158,312,951	96.18%	3,745,518	2.28%	PASSED
	Director - R. Scott Ervin		164,607,873	158,762,951	96.45%	3,295,518	2.00%	PASSED
2	Re-incorporation to Nevada	*	65,521,753	58,820,171	89.77%	6,701,582	10.23%	PASSED
3	Change of Par Value	*	64,012,802	59,362,978	92.74%	4,649,824	7.26%	PASSED
4	Discretion for Reverse Split	*	64,733,810	54,031,579	83.47%	10,702,231	16.53%	PASSED
	* Note - Broker non-votes not included

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market For Our Common Stock

Our common stock began trading on the OTC Bulletin Board on December 29, 1998 under the symbol “SJET.OB”. Our common stock currently trades on the OTC Bulletin Board under the symbol “FRPT.OB”. Before our listing on the OTC Bulletin Board none of our securities were traded in the public market. Bid and ask quotations for our common shares are routinely submitted by registered broker dealers who are members of the National Association of Securities Dealers on the NASD Over-the-Counter Electronic Bulletin Board. These quotations reflect inner-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The following table shows, for the periods indicated, the high and low closing sales prices per share of our common stock.

	High	Low	High	Low
2002
First Quarter	$0.22	$0.08
Second Quarter	$0.42	$0.06
Third Quarter	$0.29	$0.07
Fourth Quarter	$0.25	$0.10

2003
First Quarter	$0.27	$0.10
Second Quarter	$0.21	$0.12
Third Quarter	$0.13	$0.07
Fourth Quarter	$0.11	$0.07

2004	Pre reverse split		Restated for reverse split*
First Quarter	$0.71	$0.07	$8.52	$0.84
Second Quarter	$0.43	$0.13	$5.16	$1.56
Third Quarter	$0.25	$0.13	$3.00	$1.56
Fourth Quarter	$0.40	$0.14	$4.80	$1.68

* Effective February 4, 2005, we had a reverse split of our common stock in the ratio of 12:1.

 Shareholders

As of December 31, 2004, there were 370 shareholders of record of our common stock.

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

On January 21, 2005 we issued 15,800 shares of Series D 6% Convertible Preferred stock. Dividend payments are semi-annual due March 1 and September 1 and are payable in cash or shares of common stock. On March 4, 2004 we issued 57,186 shares of restricted common stock as a dividend payment to the holders of the Series D Stock.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2004, we issued an aggregate of 300,000 restricted shares of common stock for the exercise of warrants generating $30,000. The warrants were issued in a private placement dated April 10, 2002.

During the three months ended December 31, 2004, we issued an aggregate of 400,000 restricted shares of common stock for the exercise of warrants generating $40,000. The warrants were issued as payment under an agreement with a former employee.

During the three months ended December 31, 2004, warrants for common stock totaling 7,288,700 shares were exercised at $0.24 generating $1,749,288 from the private placement dated March 23, 2004.

During the three months ended December 31, 2004, we issued an aggregate of 14,998,052 shares of common stock at an average price of $0.203627 per share, generating $3,054,015 pursuant to our Dutchess Equity Line agreement.

The sales set forth above were undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended, by the fact that:

•	the sales were made to a sophisticated or accredited investors, as defined in Rule 502;
•	we gave each purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;
•	at a reasonable time prior to the sale of securities, we advised each purchaser of the limitations on resale in the manner contained in Rule 502(d)2;
•	neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising; and
•	we exercised reasonable care to assure that each purchaser of the securities is not an underwriter within the meaning of Section 2(11) of the Securities Act of 1933 in compliance with Rule 502(d).

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Concerning Forward-Looking Statements

This Report on Form 10-KSB contains forward-looking statements, including, without limitation, statements concerning possible or assumed future results of operations and those preceded by, followed by or that include the words "believes," "could," "expects," "intends" "anticipates," or similar expressions. Our actual results could differ materially from these anticipated in the forward-looking statements for many reasons including the risks described in the Risk Factor section and elsewhere in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

Overview

During the three and twelve month periods ended December 31, 2004, we continued to ramp up our business and facilities to fulfill our contracts with the U.S. Marines and the U.S. Army valued at an aggregate of approximately twenty million dollars. As of December 31, 2004, we had 182 employees, an increase of 153 employees from December 31, 2003. Additionally, as of December 31, 2004, we had 32 operational production cells to manufacture our products compared to 2 cells at December 31, 2003. During the twelve months of the year ended 2004, we spent $1,230,290 on Research and Development.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended December 31, 2004, we incurred losses of $10,245,833 but our Current Assets exceed our current liabilities by $5,783,200. Realization of a major portion of the assets in the accompanying balance sheet is dependent upon our continued operations, obtaining additional financing, and the success of our future operations.

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," or FRR 60, suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

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

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue recognition;
•	Inventory Cost; and
•	Stock based compensation.

We recognize revenue upon formal acceptance of vehicles by customers. We have received progress / performance based payments from the U.S. Army and U.S. Marines. We record these progress / performance based payments as deferred revenue and carry them on the balance sheet as such until shipment acceptance.

In December 2004, FASB issued Statement No. 123 (R), Share-Based Payment, which establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of equity instruments. Effective in the third quarter of 2005, SFAS 123(R) will require us to recognize the grant-date fair value of stock options and equity based compensation issued to employees in the statement of operations. The statement also requires that such transactions be accounted for using the fair-value-based method, thereby eliminating use of the intrinsic method of accounting in APB No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued. To date, we have expensed stock based compensation on the intrinsic method. We currently are evaluating the impact of Statement No. 123 (R) on our financial condition and results of operations.

In November 2004, the FASB issued Statement No. 151, Inventory Costs, to amend the guidance in Chapter 4, Inventory Pricing, of the FASB Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins, which will become effective for us in fiscal year 2006. Statement No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. The Statement requires that those items be recognized as current-period charges. Additionally, Statement No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on normal capacity of the production facility. We are currently following Statement No. 151 and we do not believe that Statement No. 151 will have a significant impact on our financial condition and results of operations.

Financial Condition and Results of Operations

The following discussion and analysis compares our results of operations for the Twelve months ended December 31, 2004 to the same period in 2003. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report.

Revenues. Revenues for the twelve month period ended December 31, 2004 were $10,272,757. Revenues for the twelve month period ended December 31, 2004 increased $3,522,278 compared to the same period in 2003. The increase in revenues during the twelve month period was due to the timing of awarded contracts and the beginning of our ramp up in production. Vendor part delivery schedules hampered further revenues by extending the shipment schedule into 2005. Revenues were derived primarily from the shipment of Buffalos to the U.S. Army and shipments of Cougars to the U.S. Marines. We also earned revenues by shipping spare parts for our products which accounted for $553,000 of revenue during 2004. Shipments for both the U.S. Army and U.S. Marines’ contracts began in October 2004.

Cost of Sales. Cost of sales for the twelve month period ended December 31, 2004 were $11,266,998. Cost of sales for the twelve month period ended December 31, 2004 compared to the same period in 2003 increased by $6,824,580. The increase in cost of sales can be attributed to increased revenues, increased freight cost associated with air-freighting steel, and inefficiencies related to the production ramp due to employee training, vendor deliveries, vendor product quality issues and product documentation. We also recognized a $501,331 provision for loss on our contract with the U.S. Marine Corps because the contract was scheduled to be completed by December 31, 2004.

Cost of sales was 109.7% of sales for the twelve month period ended December 31, 2004 compared to 71.1% for the same period in 2003. Manufacturing costs have increased as a percentage of sales because, in 2004, we had increased freight cost associated with air-freighting steel and inefficiencies related to the production ramp. These inefficiencies were recognized as unproductive labor cost. The timing of the contract awards resulted in an almost 7 month production ramp with very little revenue recognized during the ramp period yet we were absorbing large amounts of indirect cost which is captured in Cost Of Goods Sold, or COGS. Material scrap and contractual training cost for the Marines accounted for an incremental 4.9% increase to COGS. The inclusion of the provision for the loss on the Marine contract accounts for an incremental 4.4% of COGS. Additionally, manufacturing costs increased substantially as we increased spending in Engineering, Quality Control and Integrated Logistics Support to begin to fulfill two government contracts. Indirect cost accounted for 20.1% of COGS during the year ended December 31, 2004 as compared to 5.6% for the year ended December 31, 2003 reflecting the infrastructure ramp without a complete year of supporting revenue.

Selling, General and Administrative expenses. Selling, General and Administrative expenses for the twelve months ended December 31, 2004 were $9,136,372. As compared to the twelve month period ended December 31, 2003, Selling, General and Administrative expenses increased $5,123,286. For the twelve months ended December 31, 2004, excluding Research & Development expenditures, Selling, General & Administrative spending was $7,138,974. During 2004, we incurred and accrued $934,000 of stock based compensation paid to eight employees and one consultant. Fringe expense increased due to the increase in headcount of 153 people since the start of the year.

Other Income/Expense. We had other expenses for the twelve months ended December 31, 2004 of ($675,577). Interest expense for the twelve months ended December 31, 2004 was $684,980 consisting of $672,937 factoring and loan interest charges and $10,575 of other bank charges and $1,468 of penalties.

Net Loss. Net Loss for the twelve months ended December 31, 2004 the net loss was $10,245,833 an increase of $4,924,209 as compared to the net loss of $5,321,624 for the twelve months ended December 31, 2003. The increase in net loss is attributed to the third and forth quarter production ramp up inefficiencies to fulfill two government contracts and to build infrastructure for future growth.

Backlog

On April 23, 2004 we announced an award of a contract to deliver up to 27 Cougars, of which 14 were initially funded under the contract, to the U.S. Marine Corps. On March 8, 2005 we announced the follow-on order estimated at more than $5 million. On May 17, 2004 we announced the award of a contract to deliver 21 Buffalo vehicles to the U.S. Army. Initial deliveries began in October 2004. We have received progress payments during production and expect to receive final payments for each unit shipped within 45 days of acceptance by our customer. During 2004, we announced an additional order for the production of 15 Buffalos to be delivered during 2005. Our sales backlog was $21,961,000 at December 31, 2004, but has increased with the follow-on Cougar order by $5,000,000. It is possible that orders could be cancelled without notice, and our customer could impose penalties for late deliveries.

Trends, Risks and Uncertainties

Overall, the expansion of our operations during 2004 has been part of a growth trend that has carried us from a cramped facility in the old Charleston Navy shipyards with capacity to produce only a single vehicle at a time, to our present manufacturing plant with more than 200,000 square feet of production area and a production capacity of approximately 6-8 vehicles a month. This growth is consistent with our plan to position ourselves as the leading manufacturer in the United States of blast and mine protected vehicles, and we will continue to take appropriate steps to achieve this goal.

During the fourth quarter of 2004 we continued to expand our business operations to meet the increased demand for our products resulting from the 2004 orders placed by the U.S. Army for Buffalos, and the U.S. Marine Corps for Cougars. During fiscal year 2004, we increased our workforce by approximately 435% and increased the number of our production "cells" by 800%. We believe these infra-structure developments will assist in meeting our current obligations and enhance our qualifications to bid on future projects. Our rapid expansion in 2004 created a number of challenges for us and caused us to be slower than our originally anticipated projected delivery schedule for the Buffalos and the Cougars. . We recognized a $501,331 provision for loss on our contract with the U.S. Marine Corps. during the fourth quarter of 2004 because the contract was scheduled to be completed by December 31, 2004 We believe we are overcoming some of the hurdles associated with our initial infrastructure ramp. However, we intend to continue to increase infrastructure ramp for future growth and recognize that there are on-going risks associated with our continued growth. Additionally, there is always some risk that an unforeseen event could interrupt or negatively impact our production operations, Under our current contract with the U.S. Marines, liquidated damages can be assessed against us for delayed delivery of Cougars. We believe that we will be able to complete our current orders according to a revised delivery schedule.

A major challenge facing us at present is satisfactory completion of our existing orders. This is significant for two reasons; first, it will demonstrate our ability to manufacture vehicles on a "production basis" i.e., multiple vehicle sets built to a consistent specification, and according to a predictable schedule and thus position us for future orders, possibility on a substantially larger scale than we have received to date. Second, as discussed above, in accordance with accepted accounting practice, we have treated progress payments received on our two main contracts as "deferred income", which means that even though we have actually received progress payments totaling $2,645,716 at year end, the revenue is not stated on our income statement. As a result, our financial results for the twelve month period ending December 31, 2004 show revenues of $10,272,757 which excludes all deferred revenue, and a resulting loss from operations of $10,245,833. When we complete and deliver the vehicles, we will be able to move current deferred amounts from the "deferred revenue" category and book it as direct revenue from operations. Booking this revenue may not cause our company to become or remain profitable.

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

Apart from the risks mentioned above, the main uncertainty about our future operations is whether we will continue to receive additional orders for our vehicles. It is impossible to predict with certainty whether such future orders will be placed by existing or new customers. If we do not receive future orders, it is unlikely that our business will continue. However, we believe our vehicles provide proven landmine and blast protection, and that for so long as there is a risk of bodily harm to service personnel from such explosive blasts, there will be a market for our products.

Liquidity And Capital Resources

As of December 31, 2004, our cash and cash equivalents were $2,264,406 compared to $278,777 as of December 31, 2003; $3,210,136 as of March 31, 2004; $1,311,687 as of June 30, 2004 and $548,781 as of September 30, 2004. Our principal sources of capital have been cash flow from operations as it relates to the receipt of performance based payments, warrant exercises, borrowings from G.C. Financial Services and the sale of common stock. To date we have not had any recent borrowings from G.C. Financial Services.

We currently have sufficient cash resources for the next two reporting periods, ending June 2005, excluding any major changes to our burn rate. We intend to seek a short term line of credit or other financing alternatives as necessary which may be required sooner if other large orders are secured. If we accept an additional contract, our cash resources will be depleted for the purchase of materials, reducing our cash resources and shortening our cash resources to cover only a few months. We anticipate that we will require additional capital funding to meet our needs, which will include expanding our workforce, funding further development on our vehicle products and strengthening our internal operations. Based on our current operating plan, we anticipate that additional financing will be required to finance growth in operations and capital expenditures in 2005 and in 2006.

Our currently anticipated levels of revenues and cash flow are subject to many uncertainties. The amount of funds that we will require depends on many factors, including without limitation, the extent and timing of sales of our products, future inventory costs, the timing and costs associated with the establishment and/or expansion, as appropriate, of our manufacturing, development, engineering and customer support capabilities, the timing and cost of our product development and enhancement activities and our operating results. Until we generate cash flow from operations that will be sufficient to satisfy our cash requirements, we will continue to seek alternative means for financing our operations and capital expenditures and/or postpone or eliminate certain investments or expenditures. Potential alternative means for financing may include leasing capital equipment, lines of credit, or obtaining additional debt or equity financing. When needed, additional financing may not be available, or available on acceptable terms. The inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, research and development, production or marketing of our products, or otherwise curtail or discontinue its operations, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, if we raise funds through the sale of additional equity securities, the common stock currently outstanding will be further diluted.

Operating Activities

The cash used by operating activities for the twelve months ended December 31, 2004 was $13,392,619, as compared to $4,371,480 for the twelve months ended December 31, 2003. We used cash primarily to fund existing operations, purchase inventory to manufacture our products for the second half of 2004 for the U.S. Marine and U.S. Army contracts and Research and Development for future products. During 2004, increased inventory consumed $8,082,015 of cash.

 Investing Activities

Our capital expenditures for the three months ended March 31, 2004 were $49,955 which consisted primarily of office and manufacturing equipment. Capital expenditures for the three months ended June 30, 2004 were $186,144 which consisted primarily of expenditures related to the ramp-up of our manufacturing facilities. Capital expenditures for the three months ended September 30, 2004 were $539,988 which related to the support of additional headcount and the completion of the first phase of the ramp up of our manufacturing facilities. We anticipate that our capital expenditures during 2005 will increase significantly due to increased headcount, and the ramp up of additional manufacturing capacity. Short -term financing or the use of a line of credit might be required.

Our capital expenditures for the twelve months December 31, 2004 were $822,532 as compared to $125,008 during 2003, related to investments in office and manufacturing equipment and cell structure. We anticipate that our capital expenditures during 2005 will increase because of costs associated with existing contracts, and potential new opportunities.

Sale of Assets

Under an agreement dated July 1, 2003, modified on September 15, 2003, the Company sold its right, title and interest in and to the tangible and intangible assets of its Fire & Rescue Boat Division to Rockwell Power Systems Inc. (“RPSI”), which subsequently merged with Xtreme, Inc., a publicly traded company trading under the symbol XTME.OB on the Bulletin Board. As part of the consideration for such sale, RPSI caused to be delivered to the Company 1/3 of Xtreme’s authorized common stock, which was then distributed to the Company’s shareholders of record as at December 5, 2003. In addition, the Company is to receive 500 shares of Xtreme’s Series A Preferred stock, each share having a face value of $1,000. The Company has requested but not yet received such Preferred shares.

Financing Activities

We completed the following financing activities during 2004.

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

We received gross proceeds of $3,000,000 from this private placement. In addition, during 2004, through the exercise of “A” Warrants, and the “Green Shoe” Warrants, we received additional gross proceeds of $4,907,288. Total 2004 commission and fees related to this placement totaled $344,838.

During 2004, we exercised $3,054,015 of our financing facility originally entered into on September 20, 2003 with Dutchess Private Equities Fund, also referred to as an Equity Line of Credit, for $3,500,000 under the agreement, a portion of which was advanced under a loan agreement. The balance was exercised in early January 2005 and no further funds are available under the agreement.

During 2004, Technical Solution Group, Inc. entered into an agreement with GC Financial Service, Inc. As of December 31, 2004 TSG had drawn approximately $10,272,757 gross, all of which has been repaid at December 31, 2004. We renewed our existing receivables agreement with GC Financial Services for financing on July 28, 2004. Receivables can be factored 2%. We also secured a line of credit of up to $4,000,000 at a base rate of 4.1% per month, the balance of $4 million was outstanding on December 31, 2004 but was paid in full in January of 2005. We currently we have no remaining line of credit debt.

We intend to raise additional funds in 2005 and 2006. The amount of funds we need will depend upon many factors, including without limitation, the extent and timing of sales of our products, future product costs including the cost of raw materials, the timing and costs associated with the establishment and/or expansion, as appropriate, of our manufacturing, development, engineering and customer support capabilities, the timing and cost of our product development and enhancement activities and our operating results. Until we generate cash flow from operations that will be sufficient to satisfy our cash requirements, we will need to seek alternative means for financing our operations and capital expenditures and/or postpone or eliminate certain expenditures. Potential alternative means for financing may include leasing capital equipment, or obtaining additional debt, factoring receivables or equity financing. Additional financing may not be available, or available on acceptable terms. The inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, research and development, production or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, if we raise funds through the sale of additional equity securities, the common stock currently outstanding will be further diluted.

Inflation

We do not believe that inflation has had or is likely to have any significant impact on our revenues. However, there is currently a shortage of the type of steel we use in our products. We currently have enough steel to manufacture to our existing contracts. We continue to purchase steel anticipating future requirements. If the price of steel increases significantly, the cost of our products could increase. It is unlikely we will be able to pass on this cost under our current contracts. As a result, if the cost of our raw materials increases, our profitability, if any, could decrease.

 Subsidiaries

As of December 31, 2004, we have one wholly-owned subsidiary, Technical Solutions Group, Inc. On January 12, 2005 Technical Solutions Group was renamed Force Protection Industries, Inc.

Contractual Obligations

We lease space in two buildings in Ladson, South Carolina for our principal executive offices and manufacturing facilities. The term of the lease for Building Three is five years starting October 15, 2003. Annual rent is $215,000 for the first year plus utilities, taxes and maintenance, and $258,000 base rental for the next four years. We have 84,800 square feet of space in Building Three.

The term of the lease for Building Two is five years starting July 15, 2004, with an option to renew for another five years. Annual rent is $439,500 for the first year plus utilities, taxes and maintenance, and $439,500 base rental for the next four years, which may be adjusted by increases to the Consumer Price Factor by three to seven percent. This additional lease of 142,500 square feet gives us a stable base for future planning. The space substantially increases our ability to qualify for and fulfill larger contracts for its mine-protected vehicles. We believe our facilities are adequate for our current operations and that we can obtain additional leased space if needed.

On July 15, 2004 our subsidiary entered into a 60 month option lease of $952.71 per month with Gregory Poole Lift Systems for a new Caterpillar forklift.

ITEM 7. FINANCIAL STATEMENTS

Independent Auditors’ Report

To the Board of Directors and Stockholders of
Force Protection, Inc. and subsidiary

We have audited the accompanying consolidated balance sheet of Force Protection, Inc., and subsidiary (formerly known as Sonic Jet Performance, Inc.) as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flow for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Force Protection, Inc, and subsidiary, at December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations and its difficulties in generating sufficient cash flow to meet its obligation and sustain its operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jaspers + Hall, PC
Jaspers + Hall, PC
Denver, Colorado
April 8, 2005

FORCE PROTECTION INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
For the Period ending DECEMBER 31 2004, 2003 and 2002

	2004	2003	2002

ASSETS

Current Assets:
Cash	$2,264,406	$278,777	$114,476
Restricted cash	-	-	-
Accounts receivable	1,053,973	144,932	166,242
Inventories	22,920,212	827,337	186,463
Other current assets	80,316	60,000	146,874

Total Current Assets	26,318,907	1,311,046	644,055

Property and equipment, net	1,038,589	309,068	336,523

Other Assets:
Licensing rights	-	-	200,000
Goodwill	-	-	1,434,873

Total Other Assets	-	-	1,634,873

TOTAL ASSETS	$27,357,496	$1,620,114	$2,615,451

The accompanying notes are an integral part of these financial statements.

FORCE PROTECTION INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
For the Period ending DECEMBER 31 2004, 2003 and 2002

	2004	2003	2002

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Account payable	$1,867,363	$715,066	$873,544
Accrued payroll taxes	-	13,826	38,690
Other accrued liabilities	957,885	197,469	122,867
Current portion of capitalized
lease obligations	-	-	-
Loans payable	360,975	536,162	56,807
General reserve	14,703,769	-	424,947
Deferred Revenue	2,645,716	209,175

Total Current Liabilities	20,535,707	1,617,698	1,516,855

Long-term debt:	37,655
Long-term accrued liabilities	4,101,078	176,961	277,414
Note payable - long-term	-	32,461	67,732

Total long-term	4,138,733	209,422	295,146

TOTAL LIABILITIES	24,674,441	1,881,120	1,812,001

Shareholders’ equity:
Preferred stock: no par value, 10,000,000
shares authorized, issued and outstanding
Series A convertible preferred stock
no shares issued and outstanding	-	-	-
Series B convertible preferred stock,
19.5 shares issued and outstanding	1,508,000	25,000	25,000
Series C convertible preferred stock,
no shares issued and outstanding,	-	1,294,000	340,000
Common stock, 0.001 par value, 300,000,000
shares authorized, issued and outstanding
146,024,945 and 232,295,262 respectively	20,922,574	19,403,349	15,985,256
Warrants	1,500	689,726	692,226
Shares committed to be issued	-	30,924	143,350
Accumulated deficit	(31,961,813)	(21,704,005)	(16,382,382)
Additional Paid-in Capital	12,212,795	-	-

Total stockholders’ equity	2,283,055	(261,006)	803,450

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,357,496	$1,620,114	$2,615,451

The accompanying notes are an integral part of these financial statements.

FORCE PROTECTION INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENT
For the Period ending DECEMBER 31 2004, 2003 and 2002
(in dollars)

	2004	2003	2002

NET SALES	$10,272,757	$6,247,285	$2,606,634

COST OF SALES	11,266,998	4,442,418	1,877,495

GROSS PROFIT	(944,241)	1,804,867	729,139

OPERATING EXPENSES:
General and administrative	9,136,372	2,095,339	4,704,249
Impairment losses - goodwill	-	1,917,747	1,400,000

Total Operating Expenses	9,136,372	4,013,086	6,104,249

Loss from operations	(10,130,613)	(2,208,219)	(5,375,110)

OTHER INCOME (EXPENSE):
Interest income	818	-	3,227
Other income	568,942	41,668	41,435
Interest expense	(684,980)	(222,894)	(42,929)
Extraordinary loss	-	-	-

Total Other Income (Expenses)	(115,220)	(181,226)	1,733

NET LOSS	$(10,245,833)	$(2,389,445)	$(5,373,377)

Loss from Discontinued Operations	-	$(2,932,179)	-

Net Loss	$(10,245,833)	$(5,321,623)	$(5,373,377)

Basic loss per common share Pre R/S	$ (.04)	$ (0.05)	$ (0.13)
Basic loss per common share Post R/S	$ (.53)	$ (0.65)	$ (1.58)
Diluted loss per common share Pre R/S	$ (.02)	$ (0.03)	$ (0.09)
Diluted loss per common share Post R/S	$ (.29)	$ (0.34)	$ (1.05)

Weighted-average shares used to compute:
Basic loss per share	232,295,262	98,221,830	40,697,802
Diluted loss per share	421,608,457	186,760,559	61,421,885

The accompanying notes are an integral part of these financial statements.

FORCE PROTECTION INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the year ended December 31, 2004

					Additional
	Preferred Stock		Common Stock		Paid-In
	Shares	Amount	Shares	Amount	Capital	Warrants

Balance, December 31, 1999	1,600	$1,500,000	12,676,000	3,618,194	$272,000	$316,026

Issuance of common stock for
cash	-	-	348,767	710,583	-	-
Capital changes due to debt
financing	-	-	-	-	826,000	708,601
Cumulative translation adjustment	-	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance, December 31, 2000	1,600	1,500,000	13,024,767	4,328,777	1,098,000	1,024,627
Issuance of common stock for
services	-	-	4,841,969	6,186,938	(1,098,000)	(1,024,627)
Conversion of preferred stock
into common stock	(1,600)	(1,500,000)	1,467,200	1,500,000
Issuance of preferred stock	6	75,000	-	-	-	-
Cumulative translation adjustments	-	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance, December 31, 2001	6	75,000	19,333,936	12,015,715	-	-
Issuance of common stock for
services	-	-	47,086,879	3,858,083	-	-
Issuance of preferred stock	31	310,000	-	-	-	-
Conversion of preferred stock
into common stock	(2)	(20,000)	564,706	20,000	-	-
Beneficial conversion feature	-	-	-	-	-	692,226
Stock issued in lieu of debt	-	-	4,572,897	91,458	-	-
Net loss	-	-	-	-	-	-
Balance, December 31, 2002	35	$365,000	71,558,418	$15,985,256	$-	$692,226
Issuance of common stock for
services	-	-	7,319,836	284,884	-	-
Issuance of preferred stock	98	990,000	-	-	-	-
Issuance of common stock for
Cash			42,151,984	3,045,709
Conversion of preferred stock
into common stock	-	-	-	-
Beneficial conversion feature	(3)	(36,000)	-	-	-	(2,500)
Stock issued in lieu of debt	-	-	1,250,000	87,500	-	-
Net loss	-	-	-	-	-	-
Balance, December 31, 2003	130	$1,319,000	122,280,238	19,403,349	$-	$689,726
Issuance of common stock for
services	-	-	7,550,185	-	920,022	-
Issuance of preferred stock	38	456,000	-	-	-	-
Issuance of common stock for
Cash			70,199,324	1,519,225	11,292,773	-
Conversion of preferred stock
into common stock	(73)	-	32,265,515	-	-	-
Beneficial conversion feature	(75.5)	(267,000)	-	-	-	(688,226)
Stock issued in lieu of debt	-	-	-	-	-	-
Prior years retained earnings
Adjustment	-	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance, December 31, 2004	19.5	$1,508,000	232,295,262	$20,922,574	$12,212,795	$1,500
 The accompanying notes are an integral part of these financial statements.

FORCE PROTECTION INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)
For the year ended December 31,2004

		Accumulated
	Shares	Other
	Committed	Comprehensive	Accumulated
	to be issued	Income	Deficit	Total

Balance, December 31, 1999	$799,455	$(4,943)	$(2,132,207)	$4,368,525
				-
Issuance of common stock for				-
cash	(655,583)	-	-	55,000
Capital changes due to debt
financing	-	-	-	1,534,601
Cumulative translation adjustment	-	25,273	-	25,273
Net loss	-	-	(7,458,046)	(7,458,046)
Balance, December 31, 2000	143,872	20,330	(9,590,253)	(1,474,647)
Issuance of common stock for
services	(50,667)	(20,330)	20,332	4,013,646
Conversion of preferred stock
into common stock				-
Issuance of preferred stock	-	-	-	75,000
Cumulative translation adjustments	-	-	(1,266)	(1,266)
Net loss	-	-	(1,437,818)	(1,437,818)
Balance, December 31, 2001	93,205	-	(11,491,879)	1,174,915
Issuance of common stock for
services	50,145	-	-	3,908,228
Issuance of preferred stock	-	-	-	310,000
Conversion of preferred stock
into common stock	-	-	-	-
Beneficial conversion feature	-	-	-	692,226
Stock issued in lieu of debt	-	-	-	91,458
Net loss	-	-	(5,373,377)	(5,373,377)
Balance, December 31, 2002	$143,350	$-	$(16,382,382)	$803,450
Issuance of common stock for
services	(112,426)	-	-	172,458
Issuance of common stock for
cash	-	-	-	3,045,709
Issuance of preferred stock	-	-	-	990,000
Conversion of preferred stock
into common stock	-	-	-	-
Beneficial conversion feature	-	-	-	(38,500)
Stock issued in lieu of debt	-	-	-	87,500
Net loss	-	-	(5,321,623)	(5,321,623)
Balance, December 31, 2003	$30,924	$-	$(21,704,005)	$(261,006)

Issuance of common stock for
services	-	-	-	-
Issuance of preferred stock	-	-	-	-
Issuance of common stock for
cash	(30,924)	-	-	13,701,096
Conversion of preferred stock
into common stock	-	-	-	-
Beneficial conversion feature	-	-	-	(499,226)
Stock issued in lieu of debt	-	-	-	-
Prior years retained earnings
Adjustment	-	-	(11,977)	(11,977)
Net loss	-	-	(10,245,833)	(10,245,833)
Balance, December 31, 2004	$-	$-	$(31,961,815)	$2,683,054

The accompanying notes are an integral part of these financial statements.

FORCE PROTECTION INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,245,833)	$(2,389,445)	$(5,373,377)
Loss from discontinued operations		(2,932,179)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation and amortization	207,271	(343,511)	245,807
Royalty	-	-	60,000
Goodwill Impairment	-	1,917,747	1,400,000
Restructuring Expense	-	(224,947)	-
Deferred Revenue	2,436,541	209,175	-
Write off of molds and tools on discontinued product	-	-	1,020,000
Write off Dalian Sonic Jet Co, Ltd inventory	-	-	-
Write off investment in Dalian Sonic Jet Co., Ltd	-	-	-
Provision for China inventory and assets	-	-	368,492
Common stock issued for services	-	284,884	528,834
Common stock committed for services	-	-	-
Stock issued in lieu of debt	-	87,500	(74,311)
Decrease (Increase) in assets	(935,197)	-	1,400,000
Bad debts	-	(57,950)	36,500
Beneficial conversion feature - warrants	(688,226)	(2,500)	692,226
Change in assets and liabilities:
Decrease (increase) in accounts receivable	(909,041)	64,528	(206,650)
Decrease (increase) in other receivable	-	27,714	-
Decrease (increase) in inventories	(8,082,015)	(640,874)	(150,411)
Decrease (increase) in due from related parties	2,814,290	-	-
Decrease (increase) in other current assets	(106,000)	(54,000)	(139,143)
Increase (decrease) in accounts payable	1,063,592	(173,598)	125,557
Increase (decrease) in accrued payroll taxes	(27,652)	(24,864)	(32,246)
Increase (decrease) from customers	-	-	50,000
Increase (decrease) in other accrued liabilities	1,079,651	(119,160)	(49,462)

NET CASH USED IN OPERATING ACTIVITIES	(13,392,619)	(4,371,480)	(1,498,184)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	-	-	201,004
Purchase of property and equipment	-	(60,713)	-
Proceeds from sale of assets	-	294,862	-
Investment in Technical Solutions Group	11,464,547	(21,546)	(505,000)

NET CASH USED IN INVESTING ACTIVITIES	11,464,547	212,603	(303,996)

The accompanying notes are an integral part of these financial statements.

FORCE PROTECTION INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt - related party	11,464,547	-	-
Proceeds from (payments on) capitalized lease	-	-	(12,236)
Issuance of common stock, net	(20,119,725)	3,045,709	1,425,825
Issuance of preferred stock, net	(1,094,000)	954,000	290,000
Proceeds from stock commitment	18,868,373	(112,426)	143,500
Proceeds from loans	6,198,827	405,895	56,807

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,318,022	4,293,178	1,903,896

NET (DECREASE) INCREASE IN CASH	1,985,629	134,301	101,716

CASH - beginning of period	278,777	144,476	42,760

CASH - end of period	$2,264,406	$278,777	$144,476

Supplemental disclosures of cash flow information:

Interest paid (includes factoring)	$684,980	$322,992	$8,184
Income taxes paid	$0	$0	800

Supplemental schedule of non-cash investing and financing
activities:

During the year ended December 31, 2003, the Company issued
4,019,836 restricted shares of common stock valued at $297,134 in connection with settlement agreements and outstanding
debts owed by the Company under various loan agreements.	$297,134

During the year ended December 31, 2002, the Company issued
9,972,020 restricted shares of common stock valued at $963,626 in connection with the settlement agreement of all outstanding
debts owed by the Company under various loan agreements.	$963,626

During the year ended December 31, 2001, the Company issued
6,309,169 restricted shares of common stock valued at $6,044,961 in connection with the settlement agreement of all outstanding debt owed by the Company under loan agreements, agreement
between the Company and Plaintiffs in "Wrongful death case" and
outstanding amounts owed to employee and other expenses.	$6,044
During the year ended December 31, 2001, the Company recorded
$93,205 for settlement with employees and consultants by
committing to issue shares, which represents the Company’s
committed-to-issue 1,656,695 shares of common stock.	$93,205

During the year ended December 31, 2002, the Company issued
6,000,000 restricted shares of common stock valued at $1,200,000
in connection with the acquisition of Technical Solutions Group, Inc.	$1,200,000

Cash from investing and financing activities exclude the effect of the acquisition of real property through the assumption of debt.

The accompanying notes are an integral part of these financial statements.

FORCE PROTECTION INC. AND SUBSIDIARY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
For the period ending December 31, 2004
(in dollars)

Net Income	-$(10,245,833)

Other Comprehensive Income,
Net of tax	-

Comprehensive Income	$(10,245,833)

The accompanying notes are an integral part of these financial statements.

Force Protection, Inc.
(formerly Sonic Jet Performance, Inc.)
Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business:

Force Protection, Inc. (the "Company) designs, manufactures and markets mine and blast protected vehicles.

Recent Accounting Pronouncements

In December 2004, FASB issued Statement No. 123 (R), Share-Based Payment, which establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of equity instruments. Effective in the third quarter of 2005, SFAS 123(R) will require us to recognize the grant-date fair value of stock options and equity based compensation issued to employees in the statement of operations. The statement also requires that such transactions be accounted for using the fair-value-based method, thereby eliminating use of the intrinsic method of accounting in APB No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued. To date, the Company has expensed stock based compensation on the intrinsic method. The Company currently is evaluating the impact of Statement No. 123 (R) on our financial condition and results of operations.

In November 2004, the FASB issued Statement No. 151, Inventory Costs, to amend the guidance in Chapter 4, Inventory Pricing, of the FASB Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins, which will become effective for the Company in fiscal year 2006. Statement No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. The Statement requires that those items be recognized as current-period charges. Additionally, Statement No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on normal capacity of the production facility. The Company is currently following Statement No. 151 and does not believe that Statement No. 151 will have a significant impact on its financial condition and results of operations.

Principles of Consolidation

The consolidated financial statements include the accounts of Force Protection, Inc., and Technical Solution Group, Inc. for the year ended December 31, 2004. All inter-company balances and transactions are eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepare on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended December 31, 2004 the Company incurred losses of $10,245,833 but its Current Assets exceed its Current Liabilities by $1,756,794.

Realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, obtaining additional financing, and the success of its future operations.

Due to the nature of the business it is uncertain whether the Company will receive orders impeding its cash situation and our ability to pay creditors.

General Statement

The Securities and Exchange Commission has issued Financial Reporting release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," or FRR 60, suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statements.

Revenue Recognition

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

Comprehensive Income (Loss)

Comprehensive loss is equal to net loss for the years ended December 31, 2000, 2001, 2002, 2003 and 2004.

Cash Equivalents

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of United States government securities.

Inventories

The Company intends to implement a material resource planning (MRP) system during 2005, originally scheduled to be implemented during the fourth quarter of 2004, to further develop our internal control processes. Beginning July 2004, the Company has set up an inventory loss reserve of $10,000 per month. To date, the Company has a $60,000 reserve balance.

Inventories are stated at the lower of cost or market. The cost is determined under the first-in-first-out method base (FIFO) valuation method.

Property, Plant and Equipment

Property and equipment are stated at cost or at the value of the operating agreement. The Company capitalizes additions and improvements which include all material, labor and engineering cost to design, install or improve the asset. Routine repairs and maintenance are expensed as incurred. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

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

The Company acquired Goodwill, which represents the excess of purchase price over fair value of net assets, in the acquisition of Technical Solutions Group, Inc. in June 2002. The Company follows SFAS 142, Goodwill and Intangible Assets, which requires the Company to test goodwill for potential impairment annually. When the carrying value exceeds fair value, the impairment is the difference between the carrying value of goodwill and the implied value. The implied value of goodwill is the difference between the fair value for the unit as a whole and the value of individual assets and liabilities using an "as-if" purchase price.

Foreign Currency Transaction

Assets and liabilities in foreign currencies are translated at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at the exchange rate prevailing at the transaction date, and the resulting gains and losses are reflected in the statements of operations. Gains and losses arising from translation of a subsidiary’s foreign currency financial statements are shown as a component of stockholders’ equity (deficit) as accumulated comprehensive income (loss).

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

Revenue Recognition

The Company’s revenues are derived principally from the sale of blast and mine-protected vehicles. Revenue from products and services are recognized at the time goods are shipped or services are provided to the customer, with an appropriate provision for returns and allowances. The estimated sales value of performance under fixed-price incentive contracts in process is recognized under the percentage-of-completion method of accounting in which the estimated sales value is determined on the basis of physical completion to date (the total contract amount multiplied by percent of performance to date less sales value recognized in previous periods) and cost (including general and administrative) are expensed as incurred. It is our policy to not recognize revenue until customer acceptance and shipment to the customer. All advance payments are treated as "deferred revenue".

Research and Development

The Company expenses research and development cost as incurred.

NOTE 2 - FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company balances, transactions, and stockholdings have been eliminated.

NOTE 3 - INVENTORIES

The Company intends to implement a material resource planning (MRP) system during 2005 to further develop the Company’s internal control processes. Beginning July 2004, the Company set up an inventory loss reserve of $10,000 per month. To date, the Company has a $60,000 reserve balance.

Inventories at December 31, 2004 consisted of the following:

Raw materials and supplies	$5,268,797
Work in process	3,756,921
Finished goods - Demo	0
Finished Goods	4,194

Less: Provision	60,000

Total Inventories	$8,969,912

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2004 consisted of the following:

Furniture and fixtures	$252,608
Machinery and equipment	983,955
Test Equipment	16 ,790
Manuals	104,798
Vehicles	10,110
Demo vehicles	192,530
Less depreciation and amortization	523,797

Total property and equipment	$1,036,994

Depreciation expense for the year ended December 31, 2004 was $207,271 as compared to $104,334 for 2003.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Leases:

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

The term of the lease for Building Two is five years starting July 15, 2004, with an option to renew for another five years. Annual rent is $439,500 for the first year plus utilities, taxes and maintenance, and $439,500 base rental for the next four years, which may be adjusted by increases to the Consumer Price Factor by three to seven percent. This additional lease of 142,500 square feet gives the Company a stable base for future planning. The space substantially increases the Company’s ability to qualify for and fulfill larger contracts for its mine-protected vehicles.

On July 15, 2004 Technical Solutions Group (now Force Protection Industries, Inc.) entered into a 60 month option lease of $952.71 per month with Gregory Poole Lift Systems for a new Caterpillar forklift.

Royalty/Licensing Agreements

We are party to two long term intellectual property agreements covering technology used in the production of our ballistic and blast protected vehicles. One agreement is with the CSIR Defencetek, a division of the Council for Scientific and Industrial Research, a statutory council established in accordance with the Laws of the Republic of South Africa, and the other is with MECHAM, a division of Denel Pty Ltd, a company established in accordance with the Laws of the Republic of South Africa. Under these agreements, we pay a fixed royalty in exchange for the exclusive transfer to it of the South African technology used in certain of our products.

NOTE 6 - STOCK COMPENSATION PLAN

Currently, the Company does not have a stock compensation plan.

NOTE 7 - SALE OF ASSETS

Under an agreement dated July 1, 2003, modified on September 15, 2003, the Company sold its right, title and interest in and to the tangible and intangible assets of its Fire & Rescue Boat Division  to  Rockwell Power Systems Inc. ("RPSI"), which subsequently merged with Xtreme, Inc, a publicly traded company trading under the symbol XTME.OB on the Bulletin Board. As part of the consideration for such sale, RPSI caused to be delivered to the Company 1/3 of Xtreme’s authorized common stock, which was then distributed to the Company’s shareholders of record as at December 5, 2003.  In addition, the Company is to receive 500 shares of Xtreme’s Series A Preferred stock, each share having a face value of $1,000.  The Company has requested but not yet received such Preferred shares.

NOTE 8 - OTHER TRANSACTIONS

Capital Stock Transactions

During the three months ended March 31, 2004, the Company issued an aggregate of 8,217,500 restricted shares of its common stock for the exercise of warrants generating $743,750 per a private placement offering dated April 10, 2002.

During the period of February 1, 2004 to March 31, 2004, the Company issued a total of 600,185 restricted shares of common stock to two consultants for services to be rendered to the Company. The value for services rendered, that was paid in stock was $112,022.

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

During the three months ended June 30, 2004, the Company issued an aggregate of 3,188,275 restricted shares of its common stock for the exercise of warrants generating $247,483 per a private placement offering dated April 10, 2002.

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

During the three months ended September 30, 2004, the Company issued a total of 2,800,000 restricted shares of common stock to three consultants. The payments were for a prior period payable valued at $120,000 and for capital raising and internet public relations valued at $280,000.

On September 14, 2004, the Company issued Jeff Lesonsky a total of 75,000 warrants at $0.20 per share and 400,000 warrants at $0.10 per share for marketing consulting work performed. Mr. Lesonsky exercised 400,000 warrant shares at $0.10 generating net proceeds of $40,000 in December of 2004.

During the three months ended December 31, 2004, the Company issued an aggregate of 300,000 restricted shares of common stock for the exercise of warrants generating $30,000. The warrants were issued in a private placement that closed on April 10, 2002. As part of employment agreements and bonus; Mr. Thebes was awarded 1,500,000 shares of common stock and 4 Series C shares of preferred convertible stock; Mr. Ervin was awarded 500,000 shares of common stock and 4 Series C shares of preferred convertible stock; Mr. Watts was awarded 20 Series C shares of preferred convertible stock and 1,000,000 shares of common stock.

During the three months ended December 31, 2004, 7,288,700 "Green Shoe" warrants were exercised at $0.24 generating $1,749,288. The Company issued 7,288,700 shares of common stock.

During the three months ended December 31, 2004 the company issued an aggregate of 14,998,052 common shares at an average price of $0.203627 per share, generating $3,054,015 for the exercise of the Dutchess Equity agreement.

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

During the three months ended December 31, 2004 the company issued to Frank Kavanaugh 10 Series C shares which were converted into 1 Series B share on December 31, 2004.

Employment Agreements.

On February 4, 2005, the Company named Ted McQuinn President of Force Protection Industries, Inc. Mr. McQuinn is to receive a base salary of $180,000 plus $100,000 stock grant for 3 years. Sixty days after start of employment, Mr. McQuinn is to be issued a $20,000 stock grant. Mr. McQuinn will be allowed to participate in a Gain-Sharing Program yet to be adopted.

On January 27, 2005, the Company entered into an employee/consulting agreement with Gordon McGilton to act as the Company’s Chief Quality Officer. Mr. McGilton is to receive a base salary of $180,000 plus a 180,000 bonus. The Company will also reimburse Mr. McGilton for travel, lodging and other out of pocket expenses incurred during employment. Mr. McGilton is to be provided a qualified stock option plan yet to be adopted.

Effective October 26, 2004, the Company entered into an Agreement with Gale Aguilar to receive annual cash compensation of $15,000 per month plus stock grants as the new Interim Chief Executive Officer. Effective January 27, 2005, Mr. Aguilar stopped collecting his compensation. On January 27, 2005, Mr. R. Scott Ervin replaced Mr. Aguilar as Interim Chief Executive Officer.

Acquisition of Technical Solutions Group, Inc.

Pursuant to a finder’s fee agreement entered into between Ashford Capital, LLC and Sonic Jet Performance, Inc on February 1, 2002, Sonic Jet granted Ashford Capital ten percent of the equity ownership of any referred party acquired by Sonic Jet. As part of the purchase of Technical Solutions Group Inc. in July 2002, Ashford Capital, LLC, an advisor to the transaction and a shareholder of the Company, received a 10% interest of TSG International, Inc. An agreement was reached in April of 2003 under which Ashford Capital, LLC could exchange such interest for 50 shares of the Company’s Series C preferred shares, by notifying the Company by October 15, 2003.

In September 2003, Ashford Capital, LLC and the Company’s CEO, Michael Watts, reached an agreement under which the TSG International interest was purchased by Mr. Watts in a private sale between the parties. On October 13, 2003 Mr. Watts exchanged such assigned interest for 50 shares of Company Series C preferred stock effective October 15, 2003.

In September 2004, the Directors of TSGI agreed to exchange all shares held by it of Technical Solutions Group Inc for the TSGI shares held by the Company, as a result of which the Company reacquired 100% of the shares of Technical Solutions Group as a wholly owned subsidiary

NOTE 9 - INCOME TAXES

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows as of December 31, 2002:

Deferred tax assets:
Net operating loss carry forwards	$11,954,500
Future deduction for intangible assets	1,612,013
Future deduction for reserves & others	1,880,682
Less valuation allowance	(15,447,195)

Net deferred tax assets	$-

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

NOTE 10-DISCONTINUED OPERATIONS

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

The Company anticipates "subsequent adjustments" in 2005 for settlement of employee severance and any potential warranty claims.

Discontinued operations:
Loss from operations including
Impairment loss	$2,932,179

Income tax benefit	-

Loss from Discontinued Operations	$2,932,179

NOTE 11 - CONTINGENCY LOSSES

The Company booked an estimated $501,331 contingency loss on the Cougar contract at year end 2004. The contract completion was extended due to part supply issues and availability. The losses will not be recovered as this is a fixed price contract. This loss will be realized by June 2005.

NOTE 12 - RECEIVABLES

During 2003, the Company factored receivables at 3%. During 2004, the Company factored receivables at 2%.

NOTE 13- GOODWILL

The impairment expense for 2002 was $1,400,000. $482,874 was reclassified from "Investment in TSG" to Goodwill during the 4th quarter. The goodwill impairment expense for 2003 was $1,917,747. There is no goodwill remaining on the balance sheet as of December 31, 2003 or December 31, 2004.

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

SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The adoption of SFAS 146 did not have a material impact on the Company’s financial condition.

NOTE 15- DEBTS

As of December 31, 2004, the Company had $4,101,078 of total long term debt. $4,000,000 of this debt is the line of credit at a 4.1% per month simple interest rate, which was paid in full on January 22, 2005. The remaining $101,078 are long-term payables with no effective or stated interest or maturity dates.

NOTE 16 - DEFERRED REVENUE

The Company recognizes revenue upon formal acceptance by the customer. The Company has received progress / performance based payments from the U.S. Army and U.S. Marines. The Company records these progress / performance based payments as deferred revenue and carry them on the balance sheet as such until shipment acceptance. As of December 31, 2004, the Company had $2,645,716 as deferred revenue resulting from two contracts, one from the U.S. Army (Buffalos) and one from the U.S. Marines. (Cougars)

NOTE 17 - STOCK BASED COMPENSATION

The Company used the issuance of stock as part of compensation to employees. During 2004, the Company issued 38 Series C shares and issued 4,400,185 restricted common shares. The total dollar value associated with the issuances of stock, which includes the 38 Series C shares, equated to $934,022.

During 2004, the Company issued 3,150,000 restricted common shares to non-employees for services rendered in lieu of cash. The value of these shares equated to $442,000. During 2005, the Company will issue shares to GC Financial in lieu of partial interest payments of $38,700. This is not compensation expense, it is stock in lieu of cash to pay an interest expense.

NOTE 18 - MATERIAL COMMITMENTS

The Company has issued Purchase Orders to secure components and the steel needed for production. To date, the Company has $5,156,698 of material commitments. These purchases are expected to be financed by existing cash, debt and cash flows from operations.

NOTE 19 - CONVERTIBLE PREFERRED STOCK

Series B Convertible Preferred Stock

The Company has authorized twenty five shares of "Series B" Convertible Preferred Stock. As of December 31, 2004, there were 19.5 shares of Series B preferred stock issued and outstanding. Each share is convertible into two percent of the shares of our common stock outstanding at the date of conversion. Pursuant to an Amendment of the Certificate of Designation dated September 14, 2004, the shares shall convert at December 27, 2005, or such other time as may be stipulated by the Board of Directors and agreed by the Series B shareholders. The holder of the Series B preferred stock, has the right to vote, with the holders of common stock, on any matter to which the common stock holders are entitled to vote, the number of shares of common stock into which the Series B preferred stock is convertible. If we are liquidated, distribute our assets, dissolve or wind-up, the holders of Series B preferred stock shall receive the greater of (i) $2,500 per share of Series B preferred stock they hold at the time of such Liquidation, or (ii) their pro rata share of the total value of our assets and funds to be distributed, assuming the Series B preferred stock is converted to common stock.

Series C Convertible Preferred Stock

 The Company has authorized one hundred fifty shares of "Series C" Convertible Preferred Stock. As of December 31, 2004, there were zero (0) shares of Series C preferred stock outstanding. Each share converts into .2% of the outstanding shares at the time of conversion. Under the terms of the Certificate of Designation for the Series C shares, the Series C shareholders are subject to a mandatory conversion on December 27, 2004 unless the terms are modified by mutual agreement of the parties. In the event of a liquidation, the holders of Series C preferred stock shall be entitled to receive one hundred and fifty percent (150%) of the amount of consideration paid for the Series C preferred stock, after which time the holders of Series B preferred stock and Series C preferred stock shall participate in such liquidation, on a pro rata basis, based on the number of shares of the common stock into which the Series B preferred stock and the Series C preferred stock are convertible at the time of the liquidation. The holders of Series C preferred stock have no voting rights. On September 30, 2002 the Series C shareholders and the Company agreed to amend and restate the Certificate of Designation of Series C Convertible Preferred for Sonic Jet Performance. Pursuant to the agreement and upon finalization of the amendment of the Series C documents, the stock shall be voted equally with the shares of the Common Stock of the Corporation and not as a separate class, at any annual or special meeting of shareholders of the Corporation, and may act by written consent in the same manner as the Common Stock, in either case upon the following basis: the holder of the shares of Series C Stock shall be entitled to such number of votes as shall be equal to the aggregate number of shares of Common Stock into which such holder’s shares of Series C Stock are convertible immediately after the close of business on the record date fixed for such meeting or the effective date of such written consent. Furthermore, the parties also agreed that each 10 shares of Series C stock shall be convertible into two percent (2%) of the Company’s common stock outstanding at the time of conversion. Also, amended was the Company’s power to redeem the Series C Stock. On or after February 14, 2003, the Company may, at its sole discretion, with 5 days notice, redeem some or all of the outstanding shares of Series C Stock at a "Redemption Price" equal to $12,000 per share, during this period the Series C shareholders may elect to convert their shares under the conversion formula.

On September 14, 2004 the Company ratified and restated the Certificate of Designation for the Series C Convertible Preferred Shares to provide the option to all Series C shareholders to convert their Shares to the Company’s Series B Preferred shares at a ratio of Ten Series C Shares to One Series B Share; provided that such conversion results in a whole number of Series B shares or a fraction that is equal to exactly one-half of a share (no other fractional shares being permitted).  This action was ratified and approved by a majority of the Series C and the Series B shareholders.  The restated Certificate of Designation for the Series C Preferred stock was filed with the Colorado Secretary of State on September 15, 2004.  Certain of the Series C shareholders gave notice to the Company of their intention to exercise such option and a total of 105 Series C shares were exchanged for a total of 10.5 Series B shares.  Because of the stipulated conversion factors for the Series B and Series C preferred shares, there was no net increase or decrease in the number of common shares to which such Preferred shares convert as a result of such exchanges.

In October 2004, the Company gave notice to all remaining Series C shareholders of its intention to exercise the right of redemption set forth in the Certificate of Designation for the Series C preferred shares, whereby the Company has the right at any time after February 14, 2003 upon written notice to redeem each Series C share at a redemption price of $12,000 per share, provided that each Series C shareholder could instead exercise his right to convert the Series C shares to Common shares upon written notice to the Company.  Certain of the Series C shareholders gave notice to the Company of their intention to exercise the option of converting to common shares and a total of 28 Series C shares were exchanged for a total of 14,032,200 Common shares.  As a result of such exchanges and redemptions, as of October 15, there were no Series C shares issued and outstanding.

Series D Convertible Preferred Stock

On January 20, 2005 the Company authorized twenty thousand shares of "Series D" Convertible Preferred Stock. As of December 31, 2004, there were zero (0) shares of Series D preferred stock outstanding. On January 21, 2005 we issued 15,800 shares of Series D 6% Convertible Preferred stock. Our board of directors has the authority to issue additional shares of preferred stock in one or more series, and fix for each series, the designation of, and number of shares to be included in, each such series. Our board of directors is also authorized to set the powers, privileges, preferences, and relative participating, optional or other rights, if any, of the shares of each such series and the qualifications, limitations or restrictions of the shares of each such series. Unless our board of directors provides otherwise, the shares of all series of preferred stock will rank on a parity with respect to the payment of dividends and to the distribution of assets upon liquidation. Any issuance by us of shares of our preferred stock may have the effect of delaying, deferring or preventing a change of our control or an unsolicited acquisition proposal. The issuance of preferred stock also could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of common stock.

NOTE 20 - REVERSE STOCK SPLIT

In January, 2005, the Board of Directors approved a 1(new)-for-12(old) reverse stock split of the outstanding shares of common stock. The reverse stock split became effective February 4, 2005. Shareholders approved the action at the Company’s annual meeting on December 30, 2004.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors, other information included in this report on Form 10-KSB and information in our periodic reports filed with the SEC. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected and you may lose some or all of your investment.

Risks Related to Our Business

We had losses since our inception and expect losses to continue in the future. We may never become profitable. We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price. We experienced net losses of $5,321,623 for the year ended December 31, 2003, and $10,245,833 for the twelve-month period ended December 31, 2004. We have generated significant net losses in recent periods, and experienced negative cash flows from operations in the amount of $4,371,480 for the year4 ended December 31, 2003, and $13,392,619 for the twelve-month period ended December 31, 2004. In recent years, some of the losses were incurred as a result of investments in new product development and marketing costs. While we have increased our investments, most notably $8 million in inventory, we anticipate that we will continue to generate net losses and we may not be able to achieve or sustain profitability on a quarterly or annual basis in the future. In addition, because large portions of our expenses are fixed, we generally are unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, we may continue to experience net losses, which will make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

We have a limited operating history and may never achieve or sustain profitable operations. We are an early stage production company. We acquired our subsidiary, Technical Solutions Group, Inc. in July 2002. We have generated limited revenues from our current products and revenue of $10,273,575, and $6,247,285 in years 2004, and 2003. In 2003 and 2004, the mine protected vehicles division provided 100% of the sales, 100% of the cost of goods sold and 100% of the loss. Our ability to successfully commercialize our products will depend on, among other things, successful completion of our ongoing development activities, geo-political events, ability to manufacture and distribute the products, and the relative cost to the customer of our system as compared to alternative competitive products. Because we focus on emerging markets, market reaction can be difficult to predict. Many of our planned products incorporate technologies or approaches that have not yet achieved broad market acceptance. In addition, we have a limited history of competing in the intensely competitive defense industry. Our technology may not be successfully commercialized or marketed. As a result, we may never achieve or sustain profitable operations.

Our Independent Accountants have issued a Going Concern Opinion and if we do not generate enough cash from operations to sustain our business we may have to liquidate assets or curtail our operations. The accompanying financial statements have been prepared assuming we will continue as a going concern. During the year ended December 31, 2004, we incurred a net loss of $10,245,833. During the year ended December 31, 2003, we incurred a net loss of $5,321,623. Conditions exist which raise substantial doubt about our ability to continue unless we are able to generate sufficient cash flows to meet our obligations and sustain our operations. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

If we can not access sufficient funds when needed, we may not be able to meet our contractual obligations to deliver our products and our business may fail. We currently have sufficient cash resources for the next two reporting periods, ending June 2005, excluding any major changes to our burn rate. If we accept an additional contract, our cash resources will be depleted for the purchase of materials, reducing our cash resources and shortening our cash resources to cover only a few months. We will depend on external financing to fund potential future contracts, if any, and our planned expansion in 2005 and 2006. Until we generate cash flow from operations that will be sufficient to satisfy our cash requirements, we will continue to seek alternative means for financing our operations and capital expenditures and/or postpone or eliminate certain investments or expenditures. Potential alternative means for financing may include leasing capital equipment, lines of credit, or obtaining additional debt or equity financing. When needed, additional financing may not be available, or available on acceptable terms. The inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, research and development, production or marketing of our products, or otherwise curtail or discontinue its operations, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, if we raise funds through the sale of additional equity securities, the common stock currently outstanding will be further diluted.

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

We market our products to a limited customer base and if we do not find acceptance of our products within that customer base, our business may fail. Our government business depends on a limited number of customers, and if any of these customers terminate or reduce their contracts, or if we cannot obtain additional government contracts in the future, our revenues will decline and our results of operations will decrease. Because most of our consolidated revenues were derived directly or indirectly from government contractors, this risk can significantly affect our business, results of operations and financial condition. In the twelve-months ended December 31, 2004, the majority of our revenues were derived directly or indirectly from two governmental agencies, the U.S. Army and the U.S. Marine Corps. We expect to continue to be dependent upon contracts with governmental agencies and their contractors for a substantial portion of revenue for the foreseeable future. Because we currently depend on government contracts and subcontracts, we face certain risks, including budget restraints and fixed price contracts. General political and economic conditions, which are difficult to accurately predict, directly and indirectly affect the quantity and allocation of expenditures by government agencies. Even the timing of incremental funding commitments to existing, but partially funded, contracts can be affected by these factors. Therefore, cutbacks or re-allocations in the U.S. or other government budget could have a material adverse impact on our results of operations as long as research and development contracts remain an important element of the business. Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development, price negotiations and milestone requirements. Each government agency also maintains its own rules and regulations with which we must comply and which can vary significantly among agencies. Governmental agencies also often retain some portion of fees payable upon completion of a project and collection of these fees may be delayed for several months or even years, in some instances. In addition, an increasing number of government contracts are fixed price contracts which may prevent us from recovering costs incurred in excess of its budgeted costs. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. In the event actual costs exceed the fixed contractual cost, we may not be able to recover the excess costs. Some government contracts are also subject to termination or renegotiation at the convenience of the government, which could result in a large decline in revenue in any given quarter. Although government contracts have provisions providing for the reimbursement of costs associated with termination, the termination of a material contract at a time when our funded backlog does not permit redeployment of staff could result in reductions of employees. In addition, the timing of payments from government contracts is also subject to significant fluctuation and potential delay, depending on the government agency involved. Any such delay could result in a temporary shortage in working capital.

Some of our product components are manufactured in South Africa or other foreign countries and if they become unstable or changes government regulations our costs may increase or we may become unable to source certain parts. Some of our product components are manufactured in South Africa and supplied from other foreign countries. If import tariffs or taxes increase for any reason, our cost of goods would increase. Our financial performance may be affected by changes in political, social and economic environment. The role of the central and local governments in the economy is significant. Policies toward economic liberalization, and laws and policies affecting foreign companies, foreign investment, currency exchange rates and other matters could change, resulting in greater restrictions on our ability to do business with suppliers based in other countries. The government could impose surcharges, increase tax rates, or revoke, terminate or suspend operating licenses without compensating us. Also, South Africa and other countries, from time to time, experience instances of civil unrest and hostilities. Confrontations have occurred between the military, insurgent forces, and civilians. If for these or any other reason, we lose our ability to sub-contract or manufacture the components to its products, or the cost of doing business increases, our business, financial condition, and results of operations would be materially and adversely affected.

We may be subject to personal liability claims for our products and if our insurance is not sufficient to cover such claims, our expenses may increase substantially. We may be subject to personal liability claims and our insurance, may not be adequate to cover such claims. As a result, a significant lawsuit could adversely affect our business. We may be exposed to liability for personal injury or property damage claims relating to the use of the products. Any future claim against us for personal injury or property damage could materially adversely affect the business, financial condition, and results of operations and result in negative publicity. Even if we are not found liable, the costs of defending a lawsuit can be high. We do not currently maintain insurance for this type of liability. Additionally, even if we do purchase insurance, we may experience legal claims outside of our insurance coverage, or in excess of our insurance coverage, or that insurance will not cover.

We are subject to substantial competition and we must continue research and development to remain competitive. We are subject to significant competition that could harm our ability to win business and increase the price pressure on our products. We face strong competition from a wide variety of firms, including large, multinational vehicle, defense and aerospace firms. Most of our competitors have considerably greater financial, marketing and technological resources than we do which may make it difficult to win new contracts and we may not be able to compete successfully. Certain competitors operate fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources, as a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their products. Moreover, we may not have sufficient resources to undertake the continuing research and development necessary to remain competitive. Competitors may attempt to independently develop similar designs or duplicate our products or designs. We or our competitors may intentionally or unintentionally infringe upon or misappropriate products or proprietary information. In the future, litigation may be necessary to enforce intellectual property rights or to determine the validity and scope of the proprietary rights of others. Any such litigation could be time consuming and costly. Currently we have no patents. Any patent or patents sub-licensed to us relating to current or future products may be challenged, invalidated, or circumvented or the rights granted there-under will may not be held valid if subsequently challenged. Our products are based on technological innovation. Consequently, the life cycles of some of our products can be relatively short. Our success depends significantly on our ability to establish and maintain a competitive position in this field. Our products may not remain competitive in light of technological developments by others. Our competitors may succeed in discovering and developing technology before we do that would render our technology, and hence our products, obsolete and noncompetitive.

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

We rely on Proprietary Designs and Rights and if we have to litigate those rights, our expenses could substantially increase. Our success and ability to compete depend, in part, on the protection of our designs and technology. In addition, our technology could infringe on patents or proprietary rights of others. We have not undertaken or conducted any comprehensive patent infringement searches or studies. If any third parties hold any conflicting rights, we may be required to stop making, using or selling our products or to obtain licenses from and pay royalties to others. Further, in such event, we may not be able to obtain or maintain any such licenses on acceptable terms, if at all. We may need to engage in future litigation to enforce intellectual property rights or the rights of customers, to protect trade secrets or to determine the validity and scope of proprietary rights of others, including customers. This litigation could result in substantial costs and diversion of resources and could materially and adversely affect our results of operations.

Insiders can exert significant control over our policies and affairs and they may assert control in a manner that does not favor minority shareholders. As of March 31, 2005, our Directors and Executive Officers in the aggregate, beneficially owned shares equal to 40.6% of our outstanding common stock. These shareholders, if acting together, would be able to exert substantial influence over all matters requiring shareholder approval, including amendments to our Articles of Incorporation, fundamental corporate transactions such as mergers, acquisitions, the sale of the company, and other matters involving the direction of our business and affairs. As a result, although you may vote your shares, you will have limited influence on our business and management.

We depend on management and other key personnel and we may not be able to execute our business plan without their services. Our success and our business strategy depends in large part on our ability to attract and retain key management and operating personnel. Such individuals are in high demand and are often subject to competing employment offers. We depend to a large extent on the abilities and continued participation of our executive officers and other key employees. We do not presently maintain "key man" insurance on any employees. We believe that, as our activities increase and change in character, additional, experienced personnel will be required to implement our business plan. Competition for such personnel is intense and we may not be able to hire them when required, or have the ability to attract and retain them.

Risks Related to Our Stock

"Penny Stock" rules may make buying or selling our securities difficult. Trading in our securities is subject to the Securities and Exchange Commission’s "penny stock" rules and it is anticipated that trading in our securities will continue to be subject to the penny stock rules for the foreseeable future. The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

Our securities have been thinly traded on the over-the-counter bulletin board, which may not provide liquidity for our investors. Our securities are quoted on the Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market or national or regional exchanges. Securities traded on the Over-the-Counter Bulletin Board are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The Securities and Exchange Commission’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the Over-the-Counter Bulletin Board. Quotes for stocks included on the Over-the-Counter Bulletin Board are not listed in newspapers. Therefore, prices for securities traded solely on the Over-the-Counter Bulletin Board may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price.

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

We do not intend to pay dividends in the foreseeable future; therefore, you may never see a return on your investment. We do not anticipate the payment of cash dividends on our common stock in the foreseeable future. We anticipate that any profits from our operations will be devoted to our future operations. Any decision to pay dividends will depend upon our profitability at the time, cash available and other factors. Therefore, you may never see a return on your investment. Investors who anticipate a need for immediate income from their investment should not purchase the company’s securities.

Our stock price is volatile and you may not be able to sell your shares for more than what you paid. Our stock price has been subject to significant volatility, and you may not be able to sell shares of common stock at or above the price you paid for them. The trading price of our common stock has been subject to wide fluctuations in the past. Since January 2003, our common stock has traded at prices as low as $0.06 per share and as high as $0.71 per share, pre-reverse stock split. The market price of the common stock could continue to fluctuate in the future in response to various factors, including, but not limited to: quarterly variations in operating results; our ability to control costs and improve cash flow; announcements of technological innovations or new products by us or our competitors; changes in investor perceptions; and new products or product enhancements by us or our competitors. The stock market in general has continued to experience volatility which may further affect our stock price. As such, you may not be able to resell your shares of common stock at or above the price you paid for them.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING & FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS & PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our Interim Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Our Interim Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarter covered by this Annual Report on Form 10-KSB. Our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are currently effective but may not continue to be effective as the Company grows. Based on this evaluation, the Interim Chief Executive Officer and Chief Financial Officer will accelerate plans to implement additional operating and financial reporting controls and procedures to ensure that information in reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Change in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as discussed above we are committed to a process of change and improvement throughout the enterprise intended to optimize our operations, and this process will necessarily entail improvements to our financial controls over the coming year.

ITEM 8B: OTHER INFORMATION

The following events occurred after the fourth quarter.

On January 21, 2005 we issued 15,800 shares of Series D 6% Convertible Preferred Stock for gross proceeds of $15.8 million. On April 11, 2005 we paid $237,000 for liquidated damages because the registration statement was not filed within the contractual period of the investment agreement..

On January 27, 2005 we hired Ted McQuinn as President of Force Protection Industries.

On January 27, 2005 we named R. Scott Ervin as Interim CEO. Mr. Aguilar will remain as Director.

On February 4, 2005 we hired Gordon McGilton as Chief Quality Officer.

On January 28, 2005 we sold our first non-military customer, Blackwater, a Cougar prototype model.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTES AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers, Promoters and Control Persons

The following table sets forth certain information about our directors and executive officers.

Name	Age	Position

Ted McQuinn	56	President, Force Protection Industries

Gordon McGilton	61	Chief Quality Officer

R. Scott Ervin	50	Interim Chief Executive Officer, Director, General Counsel

Frank Kavanaugh	44	Chairman of the Board

Gale Aguilar	72	Director

Thomas H. Thebes	49	Vice President of Finance, Chief Financial Officer

Biographies of executive officers and directors

Ted McQuinn: - President, Force Protection Industries, Inc. Mr. McQuinn joined us in February 2005 as President of the Operating Division. A veteran of heavy-duty trucking and construction vehicle markets for both commercial and military applications, Mr. McQuinn has more than three decades of experience in operations, quality, engineering, and product planning. Prior to joining us and from 2002, Mr. McQuinn served as Vice President of Quality and Managing Director at Stewart & Stevenson Services, Inc. in the Tactical Vehicle Systems Division. From 2000 through 2002, Mr. McQuinn worked as President and CEO of Ryobi Die Casting USA, Inc. Mr. McQuinn also served as Chief Engineer and Program Manager at GM’s Allison Transmission Division on the transmissions used in Force Protection’s Cougar and Buffalo vehicles. Mr. McQuinn holds a Bachelor of Mechanical Engineering degree in automotive design engineering from GMI Engineering & Management Institute (now called Kettering University) and a Master of Business Administration degree, with a specialty in finance and marketing, from Indiana

Gordon McGilton: - Chief Quality Officer Mr. McGilton has served as a Senior Executive for a multitude of organizations in manufacturing, medical devices, and Education. He has extensive experience in manufacturing, and business management. He is a partner in a technology company, APT Leadership and teaches business process seminars worldwide specializing in the creation of model companies. As a consultant, over the prior 5 years Mr. McGilton advised several companies throughout the U.S. including JD Edwards, United States Navy, and United Healthcare.

R. Scott Ervin: - Director, General Counsel Mr. Ervin acted initially as a director from June through October 2001, and has served on the board continuously since February 2002. He is an attorney, having graduated from Boston College Law School (JD 1984) and is licensed to practice in New York and Texas. From 1984 through 1991 Mr. Ervin was associated with the New York law firm of Burlingham, Underwood and from 1991 through 1999 he practiced law with the law offices of Dr. Abdelrahman Abbar, in Jeddah Saudi Arabia. Since 1999 Mr. Ervin has been in private practice in Austin Texas. He is a director of Interlex, Inc a Texas corporation and a director of The Behavioural Sciences Foundation, a non-profit scientific research foundation. He also acts as trustee for several private trusts.

Frank Kavanaugh: - Mr. Kavanaugh has worked for the Company since July of 2002 in our fire/rescue business, and in January of 2003 became responsible for strategic and investment relationships. In December of 2003 he was appointed to the board of directors. Over the last 8 years, as a principal in Ashford Capital, LLC and its predecessor he has served in several executive positions including operational management roles at NewGen Systems, and several portfolio companies. He co founded and served as President of QuickStart Technologies and held positions at Microsoft and Hewlett Packard. His education includes: a BS degree in Information & Computer Science, from University of California, Irvine and an MBA from Pepperdine University. He also serves on several community boards including the Child Guidance Center of Orange County, and the board of advisors at Chaprman University’s Leatherby Center.

Gale Aguilar: - Director Mr. Aguilar has served as our director since October of 2003. Currently he is the President and a member of the Board of Directors at MITEM Corporation which he joined in 1995. His experience includes SF2 Corp, Stardent Corporation, and Prime Computer as Senior VP of Marketing, VP of Corp. Strategy and Corp. Development he was a member of the operating committee. In addition, he worked at IBM for 27 years in several positions including \ Director of Marketing and Service General Products Division, IBM Director of Product Marketing, and Director of Systems Strategy. His experience includes active duty in the Army 1951-53. He participates on several corporate and charitable boards.

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

Compliance with Section 16(A) of the Exchange Act.

Section 16(a) of the Exchange Act, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file reports of their beneficial ownership and changes in ownership (Forms 3, 4 and 5, and any amendment thereto) with the SEC. Executive officers, directors, and greater-than-ten percent holders are required to furnish us with copies of all Section 16(a) forms they file. Based on our review of the activity of our officers and directors for the fiscal year ended December 31, 2004, we believe Forms 3, 4 or 5 were timely filed.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics is available for review on our website (www.forceprotectioninc.com).

Number and Election of Directors

We currently have three directors. Directors are elected according to a staggered election cycle according to Class. There are three classes: Class A to be elected in 2005, for a period of three years, Class B to be elected in 2006 for a period of three years and Class C to be elected in 2007 for a period of three years.

Audit Committee

We do not have a separate Audit Committee. Our Board of Directors performs the functions usually designated to an Audit Committee. Gale Aguilar qualifies as an "audit committee financial expert" under the rules of the Securities and Exchange Commission. We employee an outside firm to advise and consult management and the board on all matters relating to our financial statements.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents a summary of the compensation paid to our Chief Executive Officer and other highly compensated employees during the last three fiscal years. Except as listed below, there are no bonuses, other annual compensation, restricted stock awards or stock options/SARs or any other compensation paid to executive officers. The following table presents a summary of the compensation paid to our Chief Executive Officer and other highly compensated employees during the last four fiscal years. Except as listed below, there are no bonuses, other annual compensation, restricted stock awards or stock options/SARs or any other compensation paid to executive officers.

Long Term Compensation
Annual Compensation				Awards			Payouts

Name and		Bonus	Other Annual	Restricted	Securities	LTIP	All Other
Position	Salary		Compensation	Stock	Underlying	Payouts	Compensation
Year	($)	($)	Award(s)($)	Options/SARs($)	Options/SARs (#)	($)	($)

Mike Watts	2002	4,500	0	0	0	2,250,000	0	77,000 (1)
Force	2003	180,500	0	0	0	2,000,000	0	0
Protection	2004	207,962		360,000	0	19,220,000	0	0
CEO/President

Gale Aguilar	2002	0	0	0	0	0	0	0
Interim CEO	2003	0	0	0	0	0	0	0
Director	2004	32,500	0	0	0	0	0	0

Garth Barrett	2002	60,000	0	0	0	0	0	0
President of	2003	120,000	0	120,000 (2)	0	2,250,000	0	0
TSG	2004	133,846	0	0	0	0	0	0

Frank Kavanaugh	2002	36,817	0	0	0	0	0	80,700
VP of Business	2003	146,923	0	0	0	1,400,000	0	44.100
Development	2004	187,769	0	180,000	0	9,610,000	0	0

Murray Hammick
VP Programs	2004	117,573	0	0	0	0	0	0

Michael Aldrich	2003	96,000	0	0	0	0	0	0
VP Sales	2004	113,758	0	0	0	0	0	0

Thomas Thebes	2003	7,916	0	0	0	0	0	0
VP Finance, CFO	2004	112,885	50,0000	178,000	0	5,144,000	0	0

(1) Mr. Watts received $77,000 as a consultant to the company prior to his employment.
(2) Mr. Barrett received 10 Series C shares captured in "other annual compensation".

Agreements with Key Persons

On February 4, 2005, we named Ted McQuinn as President of our subsidiary, Force Protection Industries, Inc. Mr. McQuinn will receive a base salary of $180,000 plus an annual stock grant of $100,000 for 3 years. Sixty days after start of employment, Mr. McQuinn is to be issued a $20,000 stock grant. Mr. McQuinn will be allowed to participate in a Gain-Sharing Program yet to be adopted.

On January 27, 2005, we entered into an employee/consulting agreement with Gordon McGilton to act as our Chief Quality Officer. Mr. McGilton will receive a base salary of $180,000 plus an annual bonus of $180,000 and reimbursement for travel, lodging and other out of pocket expenses incurred during employment. We also agreed to provide Mr. McGilton stock options once we adopt a stock option plan.

Effective October 26, 2004, the Company entered into an Agreement with Gale Aguilar to receive cash compensation of $15,000 per month plus stock grants as the new Interim Chief Executive Officer.. Effective January 27, 2005, Mr. Aguilar stopped collecting his compensation.

On January 27, 2005, R. Scott Ervin became Interim CEO in addition to his duties as General Counsel under the terms of his prior employment. Under his employment agreement dated November 15, 2004, he received an annual salary of $118,000, relocation expenses of $15,000, 500,000 shares of common stock, and 4 Series C convertible preferred shares valued at $108,000 as compensation. Effective January 27, 2005 the salary was adjusted to $140,000.

On September 30, 2004, Tom Thebes was awarded 500,000 shares of common stock and 4 Series C shares of preferred convertible stock and on October 30, 2004, was awarded 1,000,000 shares of common stock valued at $228,000 as compensation. Mr. Thebes receives a salary of $115,000.

On December 31, 2004, Frank Kavanaugh was awarded 500,000 shares of common stock, 10 Series C shares of preferred convertible stock valued at $180,000 as compensation. Mr. Kavanaugh receives a salary of $180,000.

On September 30, 2004, Mike Watts was awarded 1,000,000 shares of common stock, 20 Series C shares of preferred convertible stock valued at $360,000 as compensation. Mr. Watts receives compensation through October of 2005 pursuant to a consulting agreement of $18,000 per month.

Mike Aldrich receives a base salary of $96,000 plus commissions under an at will agreement.

Murray Hammick receives a salary of $115,000 under an at will agreement.

Director Compensation

We currently reimburse Directors for travel expense associated with their work for the company and have agreed to establish a compensation plan to be submitted for approval by shareholders at our annual meeting in 2005. Until a plan is established Directors will not be compensated.

Mr. R. Scott Ervin was awarded 600,000 shares during 2002 and 2003 for services as director, and was granted 350,000 shares for legal services rendered before employment during 2004. At the time of the grant, Mr. Ervin was an outside director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

The following table sets forth, to our knowledge, certain information concerning the beneficial ownership of our common stock as of March 31, 2005 by each stockholder known by us to be (i) the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each current director, (iii) each of the executive officers named in the Summary Compensation Table who were serving as executive officers at the end of the 2004 fiscal year and (iv) all of our directors and current executive officers as a group.

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

Name of	Number of Shares	Percentage
Beneficial Owner	Beneficially Owned	Ownership (1)

Michael Watts (2)	5,548,728	16.0%
Garth Barrett	946,668	2.7%
Mike Aldrich	0	0.0%
Thomas Thebes (3)	587,918	1.7%
Scott Ervin	505,835	1.4%
Frank Kavanaugh (4)	6,517,918	18.8%
Ashford Capital, LLC (5)	5,717,084	16.5%
Murray Hammick	0	0.0%
Gale Aguilar	0	0.0%

All Officer and Directors as a Group	14,107,066	40.6%

(1) The number of shares of common stock outstanding as of March 31, 2004 is 34,519,095.

(2) Includes an option for 166,667 shares at $0.07 per share. The option can be exercised at any time and expires on August 31, 2005.

(3) Includes an option to purchase 83,334 shares at $0.07 per share. The option can be exercised at any time and expires on August 31, 2008.

(4) Mr. Kavanaugh is a principal in Ashford Capital, LLC and his total beneficial share holdings include shares owned by Ashford Capital.

(5) The business address of Ashford Capital, LLC is 3419 Via Lido, #470, Newport Beach, CA 92663.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As part of the purchase of Technical Solutions Group, Inc in July 2002 Ashford Capital, LLC, an advisor to the transaction and our shareholder received shares equal to 10% of the equity ownership. An agreement was reached in April of 2003 under which Ashford Capital, LLC could exchange its equity ownership for 50 shares of our Series C preferred shares, by notifying us by October 15, 2003. In 2004, Ashford Capital transferred its rights under the agreement to our CEO at that time, Mike Watts. In October of 2004, Mr. Watts notified the company and exchanged his ownership for 50 shares of Series C preferred. As a result, we own 100% of Technical Solutions Group, Inc.

During 2003, Texbuild, a company owned by R. Scott Ervin, loaned us $50,000. This note was repaid in January 2004 and we issued one share of Series C Preferred stock to Mr. Ervin as interest according to the terms of the Loan agreement.

In October of 2003, in connection with the restructuring of the company, Madhava Rao Mankal resigned as Chief Executive Officer. He received a grant of 800,000 restricted shares of stock. In addition, on December 31, 2003, Mr. Mankal was paid 90 days termination based on his annual rate of salary of $64,800.

ITEM 13. EXHIBITS.

NUMBER	DESCRIPTION

3.1	Bylaws for Boulder Capital Opportunities III, Inc., dated November 27, 1996 (included as exhibit 3.(ii) to the Form 10-SB filed March 24, 1997, and incorporated herein by reference).

3.2	Restated Articles of Incorporation, dated September 10, 2004 (included as exhibit 3.1 to the Form 8-K filed September 17, 2004, and incorporated herein by reference).

4.1	Certificate of Designation for Series D Convertible Preferred Stock, dated January 19, 2005 (included as exhibit 4.1 to the Form 8-K filed January 27, 2005, and incorporated herein by reference).

4.2	Form of Common Stock Purchase Warrant, dated January 19, 2005, (included as Exhibit 4.2 to the Form 8-K filed January 27, 2005, and incorporated herein by reference).

4.3	Securities Purchase Agreement, dated January 19, 2005 (included as Exhibit 4.3 to the Form 8-K filed January 27, 2005, and incorporated herein by reference).

4.4	Registration Rights Agreement, dated January 19, 2005 (included as Exhibit 4.4 to the Form 8-K filed January 27, 2005, and incorporated herein by reference).

4.5	Amended and Restated Certificate of Designation for Series B Convertible Preferred Stock (included as exhibit 4.1 of the Form 8-K filed February 15, 2005, and incorporated herein by reference).

4.6	Amended and Restated Certificate of Designation for Series C Convertible Preferred Stock (included as exhibit 4.2 of the Form 8-K filed February 15, 2005, and incorporated herein by reference).

10.1	Sonic Jet Corporation 2000 Stock Option Plan & Advisory and Consulting Agreement, dated May 1, 2000 (included as Appendix A to the Form 14C filed June 30, 2000, and incorporated herein by reference).

10.2

Series B Convertible Preferred Stock Purchase Agreement between the Company and Ashford Capital, LLC, dated December 27, 2001 (included as exhibit 10.1 to the Form 8-K filed January 7, 2002, and incorporated herein by reference).

10.3

Series C Convertible Preferred Stock Purchase Agreement between the Company and eFund Capital Partners, LLC, dated December 27, 2001 (included as exhibit 10.2 to the Form 8-K filed on January 7, 2002, and incorporated herein by reference).

10.4	Letter Agreement between the Company and Ashford Capital, LLC, dated April 15, 2003 (included as exhibit 4.9 to the Form 10-QSB filed November 18, 2003, and incorporated herein by reference).

10.5	Industrial Lease between the Company and Aerospace/Defense, Inc., dated September 2, 2003 (included as Exhibit 10.12 to the Form 10-QSB filed August 13, 2004, and incorporated herein by reference).
10.6

Modification of Business Asset Sale, License Agreement & Assignment of Rights between the Company and Rockwell Power Systems, Inc., dated September 15, 2003 (included as exhibit 2.3 to the Form 10-QSB filed November 18, 2003, and incorporated herein by reference).

10.7	Non-Employee Directors and Consultants Retainer Stock Plan, dated September 30, 2003 (included as exhibit 4 to the Form S-8 filed November 7, 2003, and incorporated herein by reference).

10.8

Investment Agreement between the Company and Dutchess Private Equities Fund, L.P., dated January 26, 2004 (included as exhibit 10.8 to the SB-2 filed January 27, 2004, and incorporated herein by reference).

10.9

Registration Rights Agreement between the Company and Dutchess Private Equities Fund, L.P., dated January 26, 2004 (included as exhibit 10.9 to the SB-2 filed January 27, 2004, and incorporated herein by reference).

10.10

Placement Agent Agreement between the Company, Charleston Capital, LLC, and Dutchess Private Equities Fund, L.P., dated January 27, 2004 (included as exhibit 10.10 to the SB-2 filed on January 27, 2004, and incorporated herein by reference).

10.11

Form of Subscription Agreement between the Company and Gamma Opportunity Capital Partners, LP, Longview Fund, LP, Alpha Capital Aktiengesellschaft, Domino International Ltd, Magellan International Ltd, and Mountain Ridge Capital LLC, dated March 23, 2004 (included as exhibit 4 to the Form 8-K filed on March 26, 2004, and incorporated herein by reference).

10.12	Royalty Agreement between the Company and J.J. van Eck, dated April 1, 2004 (included as exhibit 10.13 to the Form 10-QSB filed August 13, 2004, and incorporated herein by reference).

10.13	Contract between the Company and the U.S. Marines, dated April 21, 2004 (included as exhibit 10.14 to the 10-QSB filed August 13, 2004, and incorporated herein by reference).

10.14	Term Sheet between the Company and GC Financial Services, Inc., dated June 16, 2004 (included as exhibit 10.14 to the 10-QSB filed November 15, 2004, and incorporated herein by reference).

10.15	Employment Agreement between the Company and Thomas Thebes (included as Exhibit 10.10 to the Form 10-QSB filed August 13, 2004, and incorporated herein by reference).

10.16

Letter re: Industrial Lease Agreement between the Company and Aerospace/Defense, Inc., dated July 13, 2004 (included as Exhibit 10.11 to the Form 10-QSB filed August 13, 2004, and incorporated herein by reference).

10.17	Employment Agreement between the Company and Garth Barrett, dated August 12, 2004 (included as exhibit 10.16 to the 10-QSB filed November 15, 2004, and incorporated herein by reference).

10.18	Employment Agreement between the Company and Gale Aguilar, dated November 8, 2004 (included as Exhibit 10.1 to the Form 8-K/A filed November 10, 2004, and incorporated herein by reference).

10.19	Employment Agreement between the Company and Frank Kavanaugh, dated November 15, 2004 (included as exhibit 10.15 to the 10-QSB filed November 15, 2004, and incorporated herein by reference).

10.20	Letter Contract awarded to the Company by the Department of the Army dated November 18, 2004 (as described in the 8-K filed November 24, 2004, and incorporated herein by reference).

10.21

Promissory Note between the Company and Dutchess Private Equity Fund, II, LP dated December 3, 2004 (included as Exhibit 10.1 to the Form 8-K filed December 8, 2004, and incorporated herein by reference).

10.22	Employment Agreement between the Company and Gordon McGilton, dated January 27, 2005

10.23	Employment Agreement between the Company and Ted McQuinn, dated February 4, 2005

31.1	Certification of the Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We paid our principal accountant $21,500 for audit fees in 2003. In 2004, we paid $44,000 in audit fees.

Audit-Related Fees

None.

Tax Fees

None.

Other Fees

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORCE PROTECTION, INC.

Date: April 14, 2005

By: /s/ R. Scott Ervin..
R. Scott Ervin........
Principal Executive Officer

Date: April 14, 2005
By: /s/ Thomas Thebes
Thomas Thebes
Chief Financial Officer and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature
Name	Title	Date

/s/ R. Scott Ervin	Director, Interim Chief	April 14, 2005
R. Scott Ervin	Executive Officer and
General Counsel

/s/ Frank Kavanaugh	Chairman of	April 14, 2005
Frank Kavanaugh	the Board of Directors

/s/ Gail Aguilar	Director	April 14, 2005
Gale Aguilar

Exhibit 31.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, R. Scott Ervin certify that:

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2005

/s R. Scott Ervin
Principal Executive Officer

Exhibit 31.2

 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TObSECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2005

/s/ Thomas Thebes
Thomas Thebes CFO, VP of Finance

Exhibit 32.1

CERTIFICATIONS UNDER SECTION 906

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of Force Protection, Inc., a Nevada corporation (the "Company"), does hereby certify, to such officer’s knowledge, that:

The Annual Report for the year ended December 31, 2004 (the "Form 10-KSB") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 14, 2005

/s/ R. Scott Ervin
--------------------
R. Scott Ervin, Interim Chief Executive Officer

Dated: April 14, 2005

/s/ Thomas Thebes
-----------------
Thomas Thebes, Chief Financial Officer