Form 10KSB/A
period 2004-12-31
FORCE PROTECTION INC
filed 2005-04-22
CIK 1032863

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

Yes {X} No { }

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB. {   }

Issuer's revenues for fiscal year ending December 31, 2004 - $10,272,757.

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

FORCE PROTECTION, INC.

FORM 10-KSB/A

TABLE OF CONTENTS

		Page

Part I
Item 1.	Description of Business .....................................................................	3
Item 2.	Description of Property	8
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	8

Part II

Item 5.	Market for Common Equity and Related Stockholder Matters.	9
Item 6.	Management's Discussion and Analysis or Plan of Operation	10
Item 7.	Financial Statements	17
Item 8.	Changes In and Disagreements With Accountants on
	Accounting and Financial Disclosure	40
Item 8A.	Control and Procedures	40
Item 8B.	Other Information	40

Part III

Item 9.	Directors, Executive Officers, Promoters and Control ...............
	Persons; Compliance With Section 16(a) of the Exchange Act	41
Item 10.	Executive Compensation	43
Item 11.	Security Ownership of Certain Beneficial Owners and Management	44
Item 12.	Certain Relationships and Related Transactions	45

Part IV

Item 13.	Exhibits and Reports on Form 8-K ................................................	46
Item 14.	Principal Accountant Fees and Services	48

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

Our common stock is publicly traded on the NASD "Over the Counter Bulletin Board" under the ticker symbol "FRPT.OB."

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

The Buffalo is a heavy weight vehicle designed principally for mine clearing activities. The Buffalo integrates a blast resistant capsule with an American-made truck engine and drive train. We believe that a key aspect of mine protected vehicle design is the dispersion of hot gasses released by a mine blast. The Buffalo is designed so that the force of the blast is routed along the Buffalo's V-shaped hull and dissipated to the side of the vehicle so that the vehicle is not lifted or severely damaged by the blast. We believe it is the absence of this V hull design that makes it virtually impossible to properly protect a standard vehicle by retrofitting armor plates. We believe the design must be undertaken from the beginning with mine protection as the primary design criteria.

More than twenty Buffalos have been deployed since 2001 for service in Afghanistan and Iraq. The U.S. Army conducted extensive testing of the Buffalo at Aberdeen Proving Grounds where it was determined that the Buffalo blast capsule protected both the occupants and the critical automotive components from the effects of explosive blasts. Real world experience in Iraq has also shown the Buffalo can withstand blasts without injury to the occupants. We believe the Buffalo has filled a niche as a part of the U.S. Army's new route clearance systems and has no direct competition for such role.

We launched our second product line, the Cougar, in 2004. The Cougar is intended to serve a broader market than the Buffalo, because it can be configured for a wide range of missions, including urban patrol, route clearance support, utility transport and special unit activities. Like the Buffalo, the Cougar also uses the same V-Hull design principles, an armored steel capsule provides the mine, blast and ballistic protection for the vehicle occupants and the use of standard American automotive drive train and control components allows the vehicle to be operated and serviced in much the same way as a commercial truck. The Cougar is new to market and relatively few have been deployed in active theaters of operations, but we have received inquiries from a variety of military sources. Those inquiries may not develop into product orders. We have submitted a Cougar vehicle for testing at the Aberdeen Proving Grounds and believe that such testing will validate the Cougar's competitive advantage in armor and blast protection.

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

We believe our products are superior to other vehicles currently in use by the U.S. military for mine and blast protection. Existing military vehicles include Humvees and other non-armored utility support vehicles, or heavy-weight troop transport and offensive armor such the Bradley Fighting Vehicle or the M1A1 Abrams Tank. The un-armored utility vehicles offer a prime target for attack and efforts to "up-armor" these vehicles have not been totally successful due to the high costs associated with retrofitting armor into the body and the increased mechanical wear caused by the weight of the armor. Conventional armored vehicles such as the Bradley and the Abrams offer protection from ballistic and blast threats, but are expensive, require substantial resources to maintain, are large and difficult to maneuver in crowded urban environments and are not well-suited to peace keeping missions due to their intimidating offensive weapon systems.

As recent events has shown, there is also an increasing concern over death or injury of U.S. military personnel during operations such as "Enduring Freedom," particularly to reservists and or civilian contractors who are not expected to face front line combat, but who increasingly have become the target of insurgents and terrorists. These concerns have led the U.S. military to adopt armor protection as a base requirements for many of its transport vehicles and to look for ways to defeat the threat of IEDs and other booby trap devices, including developing "route clearance" and other explosive detection and removal teams.

Production

Our manufacturing process includes direct production and/or assembly of all critical components of our vehicles as follows:

•     We utilize proprietary technology and skilled welders to create ballistic and blast protected vehicle capsules which we believe are capable of withstanding the explosive effect of landmines, Improvised Explosive Devices, or IEDs, and other blast threats encountered in war, insurgency and urban conflicts.

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

Our Ladson facility has sufficient floor space, ample electrical and other utilities and an abundance of existing crane capacity. We have also secured sufficient tools and equipment, and have access to a local pool of labor, including many skilled welders. We maintain a dedicated staff of engineers to provide in-house engineering support and utilize various manufacturing approaches to increase efficiency and product quality. We source steel and other raw materials from various key vendors in Europe and the United States, and secure our automotive components from a variety of U.S. suppliers including:

•     Caterpillar;

•     Mack Trucks, a member of the Volvo Group;

•     Peterbilt Truck; and

•     Allison Transmission.

Sales and Marketing:

Our employees, including senior management and the Vice President of Sales, conduct our primary sales and marketing efforts. Employees call on prospective customers and foreign agents representing various governments and agencies who could have an interest in our product offerings. Currently our primary sales staff resides in the states of South Carolina and Connecticut. On September 8, 2004 we entered into an agreement with an exclusive sales representative in Israel.

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

The term of the lease for Building Two is five years starting July 15, 2004, with an option to renew for another five years. Annual rent is $439,500 for the first year plus utilities, taxes and maintenance, and $439,500 base rental for the next four years, which may be adjusted by increases to the Consumer Price Factor by three to seven percent. This additional lease of 142,500 square feet gives us a stable base for future planning. We believe this space increases our ability to qualify for and fulfill larger contracts for our mine-protected vehicles. We believe our existing leased space is sufficient for the next twelve months.

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

In March 2005, we received a letter from H.C. Wainwright & Co., Inc. threatening litigation. The potential dispute relates to a letter agreement between H.C. Wainwright & Co and us dated November 29, 2004. This dispute is too preliminary for us to determine a final outcome, however, if the matter proceeds, we intend to vigorously defend against H.C. Wainwright & Co.'s claims.

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

2.     Our reincorporation from Colorado to Nevada;

3.     The changing of the stated value of our common and preferred stock from "No Par Value" to the "Par Value of $0.001 Per Share"; and,

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
	* Note - Broker non-votes not included

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market For Our Common Stock

Our common stock began trading on the OTC Bulletin Board on December 29, 1998 under the symbol "SJET.OB". Our common stock currently trades on the OTC Bulletin Board under the symbol "FRPT.OB". Before our listing on the OTC Bulletin Board none of our securities were traded in the public market. Bid and ask quotations for our common shares are routinely submitted by registered broker dealers who are members of the National Association of Securities Dealers on the NASD Over-the-Counter Electronic Bulletin Board. These quotations reflect inner-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The following table shows, for the periods indicated, the high and low closing sales prices per share of our common stock.

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

On January 21, 2005 we issued 15,800 shares of Series D 6% Convertible Preferred stock. Dividend payments are semi-annual due March 1 and September 1 and are payable in cash or shares of common stock. On March 4, 2005 we issued 57,186 shares of restricted common stock as a dividend payment to the holders of the Series D Stock.

Recent Sales of Unregistered Securities *

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

* Note: All share issuances listed are pre-split, on February 4, 2005, we had a reverse split of our common stock in the ratio of 12:1.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Concerning Forward-Looking Statements

This Report on Form 10-KSB/A contains forward-looking statements, including, without limitation, statements concerning possible or assumed future results of operations and those preceded by, followed by or that include the words "believes," "could," "expects," "intends" "anticipates," or similar expressions. Our actual results could differ materially from these anticipated in the forward-looking statements for many reasons including the risks described in the Risk Factor section and elsewhere in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended December 31, 2004, we incurred losses of $10,245,833 but our Current Assets exceed our current liabilities by $5,756,794. Realization of a major portion of the assets in the accompanying balance sheet is dependent upon our continued operations, obtaining additional financing, and the success of our future operations.

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

In December 2004, FASB issued Statement No. 123 (R), Share-Based Payment, which establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of equity instruments. Effective in the third quarter of 2005, SFAS 123(R) will require us to recognize the grant-date fair value of stock options and equity based compensation issued to employees in the statement of operations. The statement also requires that such transactions be accounted for using the fair-value-based method, thereby eliminating use of the intrinsic method of accounting in APB No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued. To date, we have expensed stock based compensation on the intrinsic method. We currently are evaluating the impact of Statement No. 123 (R) on our financial condition and results of operations.

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

Revenues. Revenues for the twelve month period ended December 31, 2004 were $10,272,757. Revenues for the twelve month period ended December 31, 2004 increased $4,025,472 compared to the same period in 2003. The increase in revenues during the twelve month period was due to the timing of awarded contracts and the beginning of our ramp up in production. Vendor part delivery schedules hampered further revenues by extending the shipment schedule into 2005. Revenues were derived primarily from the shipment of Buffalos to the U.S. Army and shipments of Cougars to the U.S. Marines. We also earned revenues by shipping spare parts for our products which accounted for $553,000 of revenue during 2004. Shipments for both the U.S. Army and U.S. Marines' contracts began in October 2004.

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

Selling, General and Administrative expenses. Selling, General and Administrative expenses for the twelve months ended December 31, 2004 were $9,136,372. As compared to the twelve month period ended December 31, 2003, Selling, General and Administrative and goodwill impairment loss expenses increased $5,123,286. For the twelve months ended December 31, 2004, excluding Research & Development expenditures of $1,230,290, Selling, General & Administrative spending was $7,906,082. During 2004, we incurred and accrued $934,000 of stock based compensation paid to eight employees and one consultant. Fringe expense increased due to the addition of 153 people since the beginning of the year.

Other Income/Expense. We had interest income of $818, other income of 568,942, and interest expense of $684,980 for the twelve months ending December 31, 2004. Interest expense consisted of $672,937 factoring and loan interest charges and $10,575 of other bank charges and $1,468 of penalties. The total of other income and expense was $(115,220) for the twelve months ended December 31, 2004.

Net Loss. Net Loss for the twelve months ended December 31, 2004 was $10,245,833 an increase of $4,924,210 as compared to the net loss of $5,321,624 for the twelve months ended December 31, 2003. The net loss in 2003 included $2,932,179 from discontinued operations. The increase in net loss is attributed to the third and forth quarter production ramp up inefficiencies experienced to fulfill two government contracts and to build infrastructure for future growth.

Backlog

On April 23, 2004 we announced an award of a contract to deliver up to 27 Cougars, of which 14 were initially funded under the contract, to the U.S. Marine Corps. On March 8, 2005 we announced the follow-on order estimated at more than $5 million. On May 17, 2004 we announced the award of a contract to deliver 21 Buffalo vehicles to the U.S. Army. Initial deliveries began in October 2004. We have received progress payments during production and expect to receive final payments for each unit shipped within 45 days of acceptance by our customer. During 2004, we announced an additional order for the production of 15 Buffalos to be delivered during 2005. Our sales backlog was $21,961,000 at December 31, 2004. Additionally, our March 8, 2005 order from the Marines increases our backlog by more than $5 million. It is possible that orders could be cancelled without notice, and our customer could impose penalties for late deliveries.

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

During the fourth quarter of 2004 we continued to expand our business operations to meet the increased demand for our products resulting from the 2004 orders placed by the U.S. Army for Buffalos, and the U.S. Marine Corps for Cougars. During fiscal year 2004, we increased our workforce by approximately 435% and increased the number of our production "cells" by 800%. We believe these infra-structure developments will assist in meeting our current obligations and enhance our qualifications to bid on future projects. Our rapid expansion in 2004 created a number of challenges for us and caused us to be slower than our originally anticipated projected delivery schedule for the Buffalos and the Cougars. We recognized a $501,331 provision for loss on our contract with the U.S. Marine Corps. during the fourth quarter of 2004 because the contract was scheduled to be completed by December 31, 2004. We believe we are overcoming some of the hurdles associated with our initial infrastructure ramp. However, we intend to continue to increase infrastructure ramp for future growth and recognize that there are on-going risks associated with our continued growth. Additionally, there is always some risk that an unforeseen event could interrupt or negatively impact our production operations. Under our current contract with the U.S. Marines, liquidated damages can be assessed against us for delayed delivery of Cougars. We believe that we will be able to complete our current orders according to a revised delivery schedule.

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

 Investing Activities

Our capital expenditures for the three months ended March 31, 2004 were $49,955 which consisted primarily of office and manufacturing equipment. Capital expenditures for the three months ended June 30, 2004 were $186,144 which consisted primarily of expenditures related to the ramp-up of our manufacturing facilities. Capital expenditures for the three months ended September 30, 2004 were $539,988 which related to the support of additional headcount and the completion of the first phase of the ramp up of our manufacturing facilities. We anticipate that our capital expenditures during 2005 will increase significantly due to increased headcount, and the ramp up of additional manufacturing capacity. Short-term financing or the use of a line of credit might be required.

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

We received gross proceeds of $3,000,000 from this private placement. In addition, during 2004, through the exercise of "A" Warrants, and the "Green Shoe" Warrants, we received additional gross proceeds of $4,907,288. Total 2004 commission and fees related to this placement totaled $344,838.

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

Independent Auditors' Report

To the Board of Directors and Stockholders of
Force Protection, Inc. and subsidiary

We have audited the accompanying consolidated balance sheet of Force Protection, Inc., and subsidiary (formerly known as Sonic Jet Performance, Inc.) as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flow for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ Jaspers + Hall, PC
Jaspers + Hall, PC (formerly Michael Johnson & Co., LLC)
Denver, Colorado
April 8, 2005

FORCE PROTECTION INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
For the Period ending DECEMBER 31 2004, 2003 and 2002

	2004	2003	2002

ASSETS

Current Assets:
Cash	$2,264,406	$278,777	$114,476
Restricted cash	-	-	-
Accounts receivable	1,053,973	144,932	166,242
Inventories	9,029,913	827,337	186,463
Other current assets	241,910	60,000	146,874

Total Current Assets	12,590,202	1,311,046	644,055

Property and equipment, net	1,036,994	309,068	336,523

Other Assets:
Licensing rights	-	-	200,000
Goodwill	-	-	1,434,873

Total Other Assets	-	-	1,634,873

TOTAL ASSETS	$13,627,196	$1,620,114	$2,615,451

The accompanying notes are an integral part of these financial statements.

FORCE PROTECTION INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
For the Period ending DECEMBER 31 2004, 2003 and 2002

	2004	2003	2002

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Account payable	$1,867,363	$715,066	$873,544
Accrued payroll taxes	-	13,826	38,690
Other accrued liabilities	827,198	197,469	122,867
Current portion of capitalized
lease obligations	-	-	-
Loans payable	360,975	536,162	56,807
General reserve	1,132,156	-	424,947
Deferred Revenue	2,645,716	209,175	*

Total Current Liabilities	6,833,408	1,617,698	1,516,855

Long-term debt:	110,732
Long-term accrued liabilities	4,000,000	176,961	277,414
Note payable - long-term	-	32,461	67,732

Total long-term	4,110,732	209,422	295,146

TOTAL LIABILITIES	10,944,140	1,881,120	1,812,001

Shareholders' equity:
Preferred stock: no par value, 10,000,000
shares authorized, issued and outstanding
Series A convertible preferred stock
no shares issued and outstanding	-	-	-
Series B convertible preferred stock,
19.5 shares issued and outstanding	1,508,000	25,000	25,000
Series C convertible preferred stock,
no shares issued and outstanding,	-	1,294,000	340,000
Common stock, 0.001 par value, 300,000,000
shares authorized, issued and outstanding
146,024,945 and 232,295,262 respectively	20,922,574	19,403,349	15,985,256
Warrants	1,500	689,726	692,226
Shares committed to be issued	-	30,924	143,350
Accumulated deficit	(31,961,813)	(21,704,005)	(16,382,382)
Additional Paid-in Capital	12,212,795	-	-

Total stockholders' equity	2,683,055	(261,006)	803,450

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$13,627,196	$1,620,114	$2,615,451

The accompanying notes are an integral part of these financial statements.

FORCE PROTECTION INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENT
For the Period ending DECEMBER 31 2004, 2003 and 2002
(in dollars)

	2004	2003	2002

NET SALES	$10,272,757	$6,247,285	$2,606,634

COST OF SALES	11,266,998	4,442,418	1,877,495

GROSS PROFIT	(994,241)	1,804,867	729,139

OPERATING EXPENSES:
General and administrative	9,136,372	2,095,339	4,704,249
Impairment losses - goodwill	-	1,917,747	1,400,000

Total Operating Expenses	9,136,372	4,013,086	6,104,249

Loss from operations	(10,130,613)	(2,208,219)	(5,375,110)

OTHER INCOME (EXPENSE):
Interest income	818	-	3,227
Other income	568,942	41,668	41,435
Interest expense	(684,980)	(222,894)	(42,929)
Extraordinary loss	-	-	-

Total Other Income (Expenses)	(115,220)	(181,226)	1,733

NET LOSS	$(10,245,833)	$(2,389,445)	$(5,373,377)

Loss from Discontinued Operations	-	$(2,932,179)	-

Net Loss	$(10,245,833)	$(5,321,623)	$(5,373,377)

Basic loss per common share Pre R/S	$ (.04)	$ (0.05)	$ (0.13)
Basic loss per common share Post R/S	$ (.53)	$ (0.65)	$ (1.58)
Diluted loss per common share Pre R/S	$ (.02)	$ (0.03)	$ (0.09)
Diluted loss per common share Post R/S	$ (.29)	$ (0.34)	$ (1.05)

Weighted-average shares used to compute:
Basic loss per share	232,295,262	98,221,830	40,697,802
Diluted loss per share	421,608,457	186,760,559	61,421,885

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

FORCE PROTECTION INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
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

FORCE PROTECTION INC. AND SUBSIDIARY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
For the period ending December 31, 2004
(in dollars)

Net Income	$(10,245,833)

Other Comprehensive Income,
Net of tax	-

Comprehensive Income	$(10,245,833)

The accompanying notes are an integral part of these financial statements.

Force Protection, Inc.
(formerly Sonic Jet Performance, Inc.)
Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business:

Force Protection, Inc. (the "Company) designs, manufactures and markets mine and blast protected vehicles.

Recent Accounting Pronouncements

In December 2004, FASB issued Statement No. 123 (R), Share-Based Payment, which establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of equity instruments. Effective in the third quarter of 2005, SFAS 123(R) will require us to recognize the grant-date fair value of stock options and equity based compensation issued to employees in the statement of operations. The statement also requires that such transactions be accounted for using the fair-value-based method, thereby eliminating use of the intrinsic method of accounting in APB No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued. To date, the Company has expensed stock based compensation on the intrinsic method. The Company currently is evaluating the impact of Statement No. 123 (R) on our financial condition and results of operations.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended December 31, 2004 the Company incurred losses of $10,245,833 but its Current Assets exceed its Current Liabilities by $5,756,794.

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

NOTE 3 - INVENTORIES

The Company intends to implement a material resource planning (MRP) system during 2005 to further develop the Company's internal control processes. Beginning July 2004, the Company set up an inventory loss reserve of $10,000 per month. To date, the Company has a $60,000 reserve balance.

Inventories at December 31, 2004 consisted of the following:

Raw materials and supplies	$5,268,797
Work in process	3,756,921
Finished goods - Demo	0
Finished Goods	4,194

Less: Provision	60,000

Total Inventories	$8,969,912

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2004 consisted of the following:

Furniture and fixtures	$252,608
Machinery and equipment	983,955
Test Equipment	16,790
Manuals	104,798
Vehicles	10,110
Demo vehicles	192,530
Less depreciation and amortization	(523,797)

Total property and equipment	$1,036,994

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

NOTE 7 - SALE OF ASSETS

Under an agreement dated July 1, 2003, modified on September 15, 2003, the Company sold its right, title and interest in and to the tangible and intangible assets of its Fire & Rescue Boat Division to  Rockwell Power Systems Inc. ("RPSI"), which subsequently merged with Xtreme, Inc, a publicly traded company trading under the symbol XTME.OB on the Bulletin Board. As part of the consideration for such sale, RPSI caused to be delivered to the Company 1/3 of Xtreme's authorized common stock, which was then distributed to the Company's shareholders of record as at December 5, 2003.  In addition, the Company is to receive 500 shares of Xtreme's Series A Preferred stock, each share having a face value of $1,000.  The Company has requested but not yet received such Preferred shares.

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

On January 27, 2005, the Company entered into an employee/consulting agreement with Gordon McGilton to act as the Company's Chief Quality Officer. Mr. McGilton is to receive a base salary of $180,000 plus a 180,000 bonus. The Company will also reimburse Mr. McGilton for travel, lodging and other out of pocket expenses incurred during employment. Mr. McGilton is to be provided a qualified stock option plan yet to be adopted.

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

Acquisition of Technical Solutions Group, Inc.

Pursuant to a finder's fee agreement entered into between Ashford Capital, LLC and Sonic Jet Performance, Inc on February 1, 2002, Sonic Jet granted Ashford Capital ten percent of the equity ownership of any referred party acquired by Sonic Jet. As part of the purchase of Technical Solutions Group Inc. in July 2002, Ashford Capital, LLC, an advisor to the transaction and a shareholder of the Company, received a 10% interest of TSG International, Inc. An agreement was reached in April of 2003 under which Ashford Capital, LLC could exchange such interest for 50 shares of the Company's Series C preferred shares, by notifying the Company by October 15, 2003.

In September 2003, Ashford Capital, LLC and the Company's Chief Executive Officer, Michael Watts, reached an agreement under which the TSG International interest was purchased by Mr. Watts in a private sale between the parties. On October 13, 2003 Mr. Watts exchanged such assigned interest for 50 shares of Company Series C preferred stock effective October 15, 2003.

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

NOTE 13 - GOODWILL

The impairment expense for 2002 was $1,400,000. $482,874 was reclassified from "Investment in TSG" to Goodwill during the 4th quarter. The goodwill impairment expense for 2003 was $1,917,747. There is no goodwill remaining on the balance sheet as of December 31, 2003 or December 31, 2004.

NOTE 14 - RESTRUCTURING EXPENSES - NET

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

NOTE 15 - DEBTS

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

During 2004, the Company issued 3,150,000 restricted common shares to non-employees for services rendered in lieu of cash. The value of these shares equated to $442,000. During 2005, the Company will issue shares to GC Financial in lieu of partial interest payments of $38,700. This is not compensation expense; it is stock in lieu of cash to pay an interest expense.

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

On September 14, 2004 the Company ratified and restated the Certificate of Designation for the Series C Convertible Preferred Shares to provide the option to all Series C shareholders to convert their Shares to the Company's Series B Preferred shares at a ratio of Ten Series C Shares to One Series B Share; provided that such conversion results in a whole number of Series B shares or a fraction that is equal to exactly one-half of a share (no other fractional shares being permitted).  This action was ratified and approved by a majority of the Series C and the Series B shareholders.  The restated Certificate of Designation for the Series C Preferred stock was filed with the Colorado Secretary of State on September 15, 2004.  Certain of the Series C shareholders gave notice to the Company of their intention to exercise such option and a total of 105 Series C shares were exchanged for a total of 10.5 Series B shares.  Because of the stipulated conversion factors for the Series B and Series C preferred shares, there was no net increase or decrease in the number of common shares to which such Preferred shares convert as a result of such exchanges.

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

NOTE 20 - REVERSE STOCK SPLIT

In January, 2005, the Board of Directors approved a 1(new)-for-12(old) reverse stock split of the outstanding shares of common stock. The reverse stock split became effective February 4, 2005. Shareholders approved the action at the Company's annual meeting on December 30, 2004.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors, other information included in this report on Form 10-KSB/A and information in our periodic reports filed with the SEC. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected and you may lose some or all of your investment.

Risks Related to Our Business

We had losses since our inception and expect losses to continue in the future. We may never become profitable. We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price. We experienced net losses of $5,321,623 for the year ended December 31, 2003, and $10,245,833 for the twelve-month period ended December 31, 2004. We have generated significant net losses in recent periods, and experienced negative cash flows from operations in the amount of $4,371,480 for the year ended December 31, 2003, and $13,392,619 for the twelve-month period ended December 31, 2004. In recent years, some of the losses were incurred as a result of investments in new product development and marketing costs. While we have increased our investments, most notably $8 million in inventory, we anticipate that we will continue to generate net losses and we may not be able to achieve or sustain profitability on a quarterly or annual basis in the future. In addition, because large portions of our expenses are fixed, we generally are unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, we may continue to experience net losses, which will make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

We have a limited operating history and may never achieve or sustain profitable operations. We are an early stage production company. We acquired our subsidiary, Technical Solutions Group, Inc. in July 2002. We have generated limited revenues from our current products of $6,247,285 and $10,272,757, in years 2003 and 2004. The mine protected vehicles division provided 100% of the sales, 100% of the cost of goods sold and 100% of the loss in 2003, and 2004. Our ability to successfully commercialize our products will depend on, among other things, successful completion of our ongoing development activities, geo-political events, ability to manufacture and distribute the products, and the relative cost to the customer of our system as compared to alternative competitive products. Because we focus on emerging markets, market reaction can be difficult to predict. Many of our planned products incorporate technologies or approaches that have not yet achieved broad market acceptance. In addition, we have a limited history of competing in the intensely competitive defense industry. Our technology may not be successfully commercialized or marketed. As a result, we may never achieve or sustain profitable operations.

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

We may be subject to personal liability claims for our products and if our insurance is not sufficient to cover such claims, our expenses may increase substantially. We may be subject to personal liability claims and our insurance may not be adequate to cover such claims. As a result, a significant lawsuit could adversely affect our business. We may be exposed to liability for personal injury or property damage claims relating to the use of the products. Any future claim against us for personal injury or property damage could materially adversely affect the business, financial condition, and results of operations and result in negative publicity. Even if we are not found liable, the costs of defending a lawsuit can be high. We do not currently maintain insurance for this type of liability. Additionally, even if we do purchase insurance, we may experience legal claims outside of our insurance coverage, or in excess of our insurance coverage, or that insurance will not cover.

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

Insiders can exert significant control over our policies and affairs and they may assert control in a manner that does not favor minority shareholders. As of March 31, 2005, our Directors and Executive Officers in the aggregate, beneficially owned shares equal to 40.8% of our outstanding common stock. These shareholders, if acting together, would be able to exert substantial influence over all matters requiring shareholder approval, including amendments to our Articles of Incorporation, fundamental corporate transactions such as mergers, acquisitions, the sale of the company, and other matters involving the direction of our business and affairs. As a result, although you may vote your shares, you will have limited influence on our business and management.

We depend on management and other key personnel and we may not be able to execute our business plan without their services. Our success and our business strategy depend in large part on our ability to attract and retain key management and operating personnel. Such individuals are in high demand and are often subject to competing employment offers. We depend to a large extent on the abilities and continued participation of our executive officers and other key employees. We do not presently maintain "key man" insurance on any employees. We believe that, as our activities increase and change in character, additional, experienced personnel will be required to implement our business plan. Competition for such personnel is intense and we may not be able to hire them when required, or have the ability to attract and retain them.

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

We do not intend to pay dividends in the foreseeable future; therefore, you may never see a return on your investment. We do not anticipate the payment of cash dividends on our common stock in the foreseeable future. We anticipate that any profits from our operations will be devoted to our future operations. Any decision to pay dividends will depend upon our profitability at the time, cash available and other factors. Therefore, you may never see a return on your investment. Investors who anticipate a need for immediate income from their investment should not purchase the company's securities.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING & FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS & PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Our Interim Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarter covered by this Annual Report on Form 10-KSB/A. Our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are currently effective but may not continue to be effective as the Company grows. Based on this evaluation, the new Chief Executive Officer and Chief Financial Officer will accelerate plans to implement additional operating and financial reporting controls and procedures to ensure that information in reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

ITEM 8B: OTHER INFORMATION

The following events occurred after the fourth quarter of 2004.

On January 21, 2005 we issued 15,800 shares of Series D 6% Convertible Preferred Stock for gross proceeds of $15.8 million. On April 11, 2005 we paid $237,000 for liquidated damages because the registration statement was not filed within the contractual period of the investment agreement.

On January 27, 2005 we hired Ted McQuinn as President of Force Protection Industries.

On January 27, 2005 we named R. Scott Ervin as Interim Chief Executive Officer. Mr. Aguilar will remain as Director. On April 18, 2005, a permanent CEO was named and Mr. Ervin ceased serving in this role as Interim CEO.

On February 4, 2005 we hired Gordon McGilton as Chief Quality Officer. On April 18, 2005 we named Gordon McGilton as Chief Executive Officer, and a director. Mr. Ervin will remain General Counsel and a Director.

On January 28, 2005 we sold our first non-military customer, Blackwater, a Cougar prototype model.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTES AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers, Promoters and Control Persons

The following table sets forth certain information about our directors and executive officers.

Name	Age	Position

Ted McQuinn	56	President, Force Protection Industries, Inc.

Gordon McGilton	61	Chief Executive Officer, Director

R. Scott Ervin	50	General Counsel, Director

Frank Kavanaugh	44	Chairman of the Board

Gale Aguilar	72	Director

Thomas H. Thebes	49	Vice President of Finance, Chief Financial Officer

Biographies of executive officers and directors

Ted McQuinn: - President, Force Protection Industries, Inc. Mr. McQuinn joined us in February 2005 as President of the Operating Division. A veteran of heavy-duty vehicle markets for both commercial and military applications, Mr. McQuinn has more than three decades of experience in operations, quality, engineering, and product planning. From 2002, Mr. McQuinn served as V.P. of Quality and Managing Director at Stewart & Stevenson Services, Inc. in the Tactical Vehicle Systems Division. From 2000 through 2002, Mr. McQuinn worked as President and Chief Executive Officer of Ryobi Die Casting USA, Inc. Mr. McQuinn also served as Chief Engineer and Program Manager at GM's Allison Transmission Division on the transmissions used in Force Protection's Cougar and Buffalo vehicles. Mr. McQuinn holds a Bachelor of Mechanical Engineering degree in automotive design engineering from GMI Engineering & Management Institute, now called Kettering University, and an MBA degree, with a specialty in finance and marketing, from Indiana University.

Gordon McGilton: - Director, and Chief Executive Officer for Force Protection, Inc. Mr. McGilton joined us as Chief Quality Officer in January of 2005. Effective April 18, 2005 he was appointed Chief Executive Officer and a member of the board of directors. He has served as a Senior Executive for a multitude of organizations in manufacturing, medical devices, and Education. He has extensive experience in manufacturing, and business management. He is a partner in a technology company, APT Leadership and teaches business process seminars worldwide specializing in the creation of model companies. As a consultant, over the prior 5 years Mr. McGilton advised several companies throughout the U.S. including JD Edwards, United States Navy, and United Healthcare.

R. Scott Ervin: - Director, and General Counsel for Force Protection, Inc. Mr. Ervin acted initially as a director from June through October 2001, and has served on the board continuously since February 2002. He is an attorney, having graduated from Boston College Law School, JD 1984 and is licensed to practice in New York and Texas. From 1991 through 1999 he practiced law with the law offices of Dr. Abdelrahman Abbar, in Jeddah Saudi Arabia. Since 1999 Mr. Ervin has been in private practice in Austin Texas. He is a director of Interlex, Inc., a Texas corporation, and a director of The Behavioral Sciences Foundation, a non-profit scientific research foundation. He also acts as trustee for several private trusts.

Frank Kavanaugh: - Director and Chairman for Force Protection, Inc. Mr. Kavanaugh has worked for the Company since July of 2002 in our fire/rescue business, and in January of 2003 became responsible for strategic and investment relationships. In December of 2003, he was appointed to the board of directors. Over the last eight years, as a principal in Ashford Capital, LLC and its predecessor, he served in several executive positions including operational management roles at NewGen Systems, and several portfolio companies. His education includes: a BS degree in Information & Computer Science from the University of California, Irvine and a MBA from Pepperdine University. He also serves on several community boards and the board of advisors at Chapman University's Leatherby Center.

Gale Aguilar: - Director for Force Protection, Inc. Mr. Aguilar has served as a director since October of 2003. Currently he is the President and a member of the Board of Directors at MITEM Corporation which he joined in 1995. His experience includes SF2 Corp., Stardent Corporation, and Prime Computer as Senior Vice President of Marketing, Vice President of Corporate Strategy and Corporate Development he was a member of the operating committee. In addition, he worked at IBM for 27 years in several positions including Director of Marketing and Service General Products Division, IBM Director of Product Marketing, and Director of Systems Strategy. His experience includes active duty in the Army 1951-53. He participates on several corporate and charitable boards.

Thomas H. Thebes: - Chief Financial Officer for Force Protection, Inc. and V.P. Finance for Force Protection Industries, Inc. Mr. Thebes joined the company in November 2003 as Chief Financial Officer, and V.P. Finance. Prior to joining us, Mr. Thebes served as Program Manager for Flextronics. From 2001 through 2003, Mr. Thebes was a Financial Consultant for ID Technologies and GlaxoSmithKline. From 1999 to 2001, Mr. Thebes was the Controller, Manufacturing and International Operations - Insilco Technologies. Mr. Thebes has over 22 years of operational management and strategic business analysis in both the federal sector and private industry. He has spent over 12 years conducting Activity Based Management studies, business process reengineering, benchmarking and strategic planning for Fortune 100 and Fortune 1000 companies. Mr. Thebes holds an undergraduate degree from Miami University and a MBA from the University of Toledo.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file reports of their beneficial ownership and changes in ownership, Forms 3, 4 and 5, and any amendment thereto, with the SEC. Executive officers, directors, and greater-than-ten percent holders are required to furnish us with copies of all Section 16(a) forms they file. Based on our review of the activity of our officers and directors for the fiscal year ended December 31, 2004, we believe all Forms 3, 4 or 5 were timely filed.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics is available for review on our website www.forceprotectioninc.com.

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

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents a summary of the compensation paid to our Chief Executive Officer and our most highly compensated employees during the last three fiscal years.

Long Term Compensation
Annual Compensation				Awards (4)			Payouts

Name and		Bonus	Other Annual	Restricted	Securities	LTIP	All Other
Position	Salary		Compensation	Stock	Underlying	Payouts	Compensation
Year	($)	($)	Award(s)($)	Options/SARs($)	Options/SARs(#)(4)	($)	($)

Mike Watts	2002	4,500	0	0	0	2,250,000	0	(1) 77,000
Force Protection	2003	180,500	0	0	0	2,000,000	0	0
CEO/President	2004	207,962		360,000	0	19,220,000	0	0

Gale Aguilar	2002	0	0	0	0	0	0	0
Director	2003	0	0	0	0	0	0	0
	2004	(2) 32,500	0	0	0	0	0	0

Garth Barrett	2002	60,000	0	0	0	0	0	0
President of	2003	120,000	0	100,000	0	11,360,000	0	0
TSG	2004	133,846	0	0	0	0	0	0

Frank Kavanaugh	2002	36,817	0	0	0	500,000	0	(3) 36,000
VP of Business	2003	146,923	0	0	0	750,000	0	(3) 34,100
Development	2004	187,769	0	180,000	0	9,710,000	0	0

Murray Hammick
VP Programs	2004	117,573	0	0	0	0	0	0

Michael Aldrich	2003	96,000	0	0	0	0	0	0
VP Sales	2004	113,758	0	0	0	0	0	0

Thomas Thebes	2003	7,916	0	0	0	1,000,000	0	0
VP Finance, CFO	2004	112,885	0	178,000	0	5,144,000	0	0

(1) Mr. Watts received $77,000 as a consultant to the company prior to his employment.

(2) Mr. Aguilar received compensation for serving as Interim Chief Executive Officer during 2004.

(3) Mr. Kavanaugh received compensation as a consultant and expense reimbursement.

(4) All share issuances are pre-split; on February 4, 2005, we had a reverse split of our common stock in the ratio of 12:1.

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

On January 27, 2005, we entered into an agreement with Gordon McGilton to act as our Chief Quality Officer. Mr. McGilton will receive a base salary of $180,000 plus an annual bonus of $180,000 and reimbursement for travel, lodging and other out of pocket expenses incurred during employment. We also agreed to provide Mr. McGilton stock options once we adopt a stock option plan. Effective April 18, 2005 we appointed Chief Executive Officer, and a member of the board of directors.

Effective October 26, 2004, we entered into an agreement with Gale Aguilar to receive cash compensation of $15,000 per month plus stock grants as the new Interim Chief Executive Officer. Effective January 27, 2005, Mr. Aguilar stopped collecting his compensation.

On August 9, 2004, Mr. R. Scott Ervin was employed as General Counsel receiving an annual salary of $118,000, relocation expenses of $15,000, 500,000 shares of common stock, and 4 Series C convertible preferred shares valued at $108,000 as compensation. On January 27, 2004 Mr. Ervin was appointed by the Board to act as the Interim Chief Executive Officer during our search for a chief executive officer. Upon the appointment of the new Company Chief Executive Officer on April 18, 2005, Mr. Ervin ceased to serve as the Interim Chief Executive Officer but continues to serve as General Counsel and a member of the board of directors.

On September 30, 2004, Tom Thebes was awarded 500,000 shares of common stock and 4 Series C shares of preferred convertible stock and on October 30, 2004, was awarded 1,000,000 shares of common stock valued at $228,000 as compensation. Mr. Thebes receives a salary of $115,000.

On December 31, 2004, Frank Kavanaugh was awarded 500,000 shares of common stock, 10 Series C shares of preferred convertible stock valued at $180,000 as compensation. Mr. Kavanaugh receives a salary of $180,000, he has resigned as an employee effective May of 2005 but remains on the board of directors as Chairman.

Mike Watts was our Chief Executive Officer through October 26, 2004. As Chief Executive Officer Mr. Watts received an annual salary of $216,000. On September 30, 2004, Mike Watts was awarded 1,000,000 shares of common stock, 20 Series C shares of preferred convertible stock valued at $360,000 as compensation. Mr. Watts receives compensation through October of 2005 pursuant to a consulting agreement of $18,000 per month.

Mike Aldrich receives a base salary of $96,000 plus commissions under an at will agreement.

Murray Hammick receives a salary of $115,000 under an at will agreement.

Director Compensation

We currently reimburse directors for travel expense associated with their work for the company and have agreed to establish a compensation plan to be submitted for approval by shareholders at our annual meeting in 2005. Until a plan is established directors will not be compensated for their service as directors.

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

Name of	Number of Shares	Percentage
Beneficial Owner	Beneficially Owned	Ownership (1)

Michael Watts (2)	5,548,728	16.0%
Garth Barrett	946,668	2.7%
Mike Aldrich	0	0.0%
Thomas Thebes (3)	587,918	1.7%
Scott Ervin	505,835	1.4%
Gordon McGilton	83,334	0.2%
Frank Kavanaugh (4)	6,517,918	18.8%
Ashford Capital, LLC (5)	5,717,084	16.5%
Murray Hammick	0	0.0%
Gale Aguilar	0	0.0%

All Officer and Directors as a Group	14,190,401	40.8%

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

(5) The business address of Ashford Capital, LLC is 3419 Via Lido, #470, Newport Beach, CA 92663.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As part of the purchase of Technical Solutions Group, Inc., in July 2002, Ashford Capital, LLC, an advisor to the transaction and our shareholder received shares equal to 10% of the equity ownership. An agreement was reached in April of 2003 under which Ashford Capital, LLC could exchange its equity ownership for 50 shares of our Series C preferred shares by notifying us by October 15, 2003. In 2004, Ashford Capital transferred its rights under the agreement to our Chief Executive Officer at that time, Mike Watts. In October of 2004, Mr. Watts exchanged his ownership for 50 shares of Series C preferred. As a result, we own 100% of Technical Solutions Group, Inc.

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

Ashford Capital, LLC received consulting fees of $44,700 in 2002, and $10,000 in 2003. During this period, Ashford Capital owned over 10% of the outstanding equity. Frank Kavanaugh is a principal of Ashford Capital, LLC.

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

FORCE PROTECTION, INC.

Date: April 22, 2005

By: /s/ Gordon McGilton
Gordon McGilton
Principal Executive Officer

Date: April 22, 2005

By: /s/ Thomas Thebes
Thomas Thebes
Chief Financial Officer and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature
Name	Title	Date

/s/ R. Scott Ervin	Director, and	April 22, 2005
R. Scott Ervin	General Counsel

/s/ Gordon McGilton	Director, and	April 22, 2005
Gordon McGilton	Chief Executive Officer

/s/ Frank Kavanaugh	Chairman of	April 22, 2005
Frank Kavanaugh	the Board of Directors

/s/ Gale Aguilar	Director	April 22, 2005
Gale Aguilar