Form 10QSB
period 2005-03-31
FORCE PROTECTION INC
filed 2005-05-17
CIK 1032863

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 0-22273

FORCE PROTECTION, INC.

(Exact name of Registrant as specified in its charter)

Nevada	84-1383888
(State or jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

9801 Highway 78, #2, Ladson South Carolina 29456
(Address of principal executive offices)
(Zip Code)

Registrant's telephone number: (843) 740-7015

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, No Par
Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of March 31, 2005, the Issuer had 34,519,095 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	PAGE

ITEM 1. FINANCIAL STATEMENTS

REPORT ON REVIEW BY INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANT	3

CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2005	4

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED
MARCH 31, 2005 AND MARCH 31, 2004	5

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
MARCH 31, 2005 AND MARCH 31, 2004	6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATIONS.	12

ITEM 3. CONTROLS AND PROCEDURES.	22

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.	22

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE
OF PROCEEDS.	22

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.	23

ITEM 4. SUBMISSION OF MATTERS TO A VOTE
OF SECURITY HOLDERS.	23

ITEM 5. OTHER INFORMATION.	23

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.	24

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCAL STATEMENTS

JASPERS + HALL, pC

CERTIFIED pUBLIC aCCOUNTANTS

9175 E Kenyon Avenue

Denver, CO 80237

303-796-0099

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Force Protection, Inc. and Subsidiary

We have reviewed the accompanying consolidated balance sheet of Force Protection, Inc., and Subsidiary as of March 31, 2005, and the related consolidated statement of operations and consolidated statement of cash flows for the three month period ended March 31, 2005. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Jaspers + Hall, PC

May 12, 2005

FORCE PROTECTION
CONSOLIDATED BALANCE SHEET
MARCH 31, 2005
(Unaudited)

ASSETS
Current Assets
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . .	$ 8,159,717
Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . .. .	.. . . . 1,506,283
Other current assets . . . . . . . . . . . . . . . . . . . . . . . . .. . . .	.. . . 400,201
Gross Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .. . .	.. . . . 13,124,896
-------------
Current Assets . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . .	.. 23,191,097

Other Assets
--------------
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . .	.. . . 0
Net Fixed Assets . . . . . . . . . . . . . . . . . . . . . . . . . . ..	.. . . . . 1,461,469
-------------

Total Assets . . . . . . . . . . . . . . . . . . .. . . . . . .	.. . . . . $ 24,652,566
-------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .	.. . . $ 1,950,297
Accrued payroll taxes. . . . . . . . . . . . . . . . . . . . . . . . ..	.. . . . . 66,837
Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .. .	.. . . . 6,353,453
Other accrued liabilities. . . . . . . . . . . . . . . . . . . . . . ..	.. . . . . . 388,383
-------------
General reserve. . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .	.. . . 940,684
-------------
Loans payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . .	.. 0
Current Liabilities. . . . . . . . . . . . . . . . .. . . . . . . . . . . .	.. . 9,699,654
-------------

Long term liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . ..	.. . . 110,733
-------------

Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .	.. . $ 9,810,388
-------------

Shareholder's Equity:
Common, par value .001, 300,000,000 authorized, issued and outstanding 34,519,095. 22,430,573

Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . .. . .	.. . . (36,044,401)
Additional Paid-in capital . . . . . . . . . . . . . . . . . . . . . .. .	.. . . . . 28,454,506
Warrants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . .	.. . 1,500
Shareholder's equity . . . . . . . . . . . . . . . . . . . . . . . . .. . .	.. . . . 14,842,178
-------------
Total Liabilities and Shareholders' Equity. . . . .. . . . . . . .	.. . $ 24,652,566
=============

The accompanying notes are an integral part of these financial statements.

FORCE PROTECTION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months		Three Months
Ended		Ended
March 31, 2005		March 31, 2004
----------------		---------------

Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	.. . . . . $ 5,853,423	1,642,853

Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	.. . . . . . . 6,395,319	1,232,037
	----------------	---------------
Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	.. . . . . (541,896)	410,816
	----------------	---------------
Selling, general and administrative expenses . . . . . . . . . . . . . .	.. . . . . . 3,202,299	1,603,953
	----------------	---------------
Profit (loss) from operations. . . . . . . . . . . . . . . . . . . . . . . .	.. . . . . (3,744,195)	(1,193,136)
	----------------	---------------
Other income(expense)
Other income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .	.. . . . 38,541	37,012
Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . .	.. . (277,255)	(40,314)
Total other income (expense) . . . . . . . . . . . . . . . . . . . . . . . .	.. . . . . (238,714)	(3,303)
	----------------	---------------
Net Loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	.. . . . . $ (3,982,910)	(1,196,439)
	================	===============
Basic loss per share . . . . . . . . . . . . . . . . . . . . . . . . .	.. . . . . . . . (0.130)	(0.100)
	================	===============
Diluted loss per shares. . . . . . . . . . . . . . . . . . . . . . . . . .	.. . . . . . (0.106)	(0.062)
	================	===============
Weighted average common shares outstanding:
Basic. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	.. . 30,728,806	12,013,424
	================	===============
Diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	.. . . . . 37,502,179	19,457,978
	================	===============

•     Taken from the weighted average common shares outstanding as at the end of 03/31/05

•     2004 adjusted for 12 for 1 split

The accompanying notes are an integral part of these financial statements.

FORCE PROTECTION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Three Months Ended	Three Months Ended
		March 31, 2005	March 31, 2004
		--------------------	--------------------
Cash Flows From Operating Activities:
Net Loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..		$3,982,910)	$(1,191,454)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization. . . . . . . . . . . . . .		.. 73,837	31478
Common stock issued for services . . . . . . . . . . . . . . . .			153,473
Warranty . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .			71,000
Changes in assets and liabilities:
(Increase) in accounts receivable. . . . . . . . . .. . .		(452,310)	(3,956)
(Increase) in inventories. . . . . . . . . . . . . .. . . . . . .		(4,184,983)	630,738
(Increase) Decrease in other assets. . . . . . . . .. . . . . .		(158,291)	20,212
(Decrease) Increase in accounts payable. . . . . . .. . .		82,934	317,947
(Decrease) Increase in payroll liabilities . . . . .. . . . .		68,837	4,688
(Decrease) Increase in accrued expenses &deferred revenue. . .		3,268,921	(233,234)
		--------------------	--------------------
Total adjustments. . . . . . . . . . . . . . . . . .. . . .		(1,374,892)	767,873
		--------------------	--------------------
Net Cash Used in Operating Activities. .. . . . . . . . .		(5,059,492)	(423,581)
		--------------------	--------------------

Cash Flow From Investing Activities:
Purchase of equipment . . . . . . . . . . . . . . . . . . . . .		(498,312)	(49,955)
		--------------------	--------------------
Proceeds from sale of property and equipment
Net Cash Provided By Investing Activities. . . . . .. .		(498,312)	(49,955)
		--------------------	--------------------
Cash Flow From Financing Activities:
Proceeds from issuance of common stock. . . . . . . . . . . .		112,250	216,000
Proceeds from convertible preferred stock . . . . . . . . . . .		.. . . .	(28,000)
Short-term debts. . . . . . . . . . . . . . . . . . . . . . . . .		(360,975)	(527,500)
Payments Line of Credit . . . . . . . . . . . . . . . . . . . . ..			408,975
Long term liabilities . . . . . . . . . . . . . . . . . . . . . . . .. .			(4,000,000)
Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . ..			.. (14,376)
Additional Paid -in Capital		15,293,865	3,758,772
		--------------------	--------------------
Net Cash Provided By Financing Activities. . . . .. . . . . . .		11,453,115	469,528
		---------------	--------------------

Effect of exchange rate on cash . . . . . . . . . . . . . . . . . .		.. . .	- -

Increase in Cash. . . . . . . . . . . . . . . . . . . . . . . . . .		5,895,311	2,931,360

Beginning Balance . . . . . . . . . . . . . . . . . . . . . . . .		2,264,406	278,777
		--------------------	--------------------
Ending Balance. . . . . . . . . . . . . . . . . . . . . . . . . . . .	.. . $	8,159,717	$3,210,137
		=================	================
Interest Paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		$277,255	$40,314
		==================	===================
Income Tax Paid . . . . . . . . . . . . . . . . . . . . . . . . .		..	---
		==================	===================

The accompanying notes are an integral part of these financial statements

FORCE PROTECTION , INC.
(formerly Sonic Jet Performance, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - PRESENTATION OF INTERIM INFORMATION

In the opinion of the management of Force Protection, Inc. and Subsidiary, the accompanying un-audited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2005, and the results of operations and cash flows for the three months ended March 31, 2005 and 2004. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Force Protection's audited consolidated financial statements and notes for the fiscal year ended December 31, 2004.

NOTE 2 - FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company balances, transactions, and stockholdings have been eliminated.

NOTE 3 - INVENTORIES

The Company intends to implement a material resource planning system during 2005 to further develop the Company's internal control processes. Beginning July 2004, the Company set up an inventory loss reserve of $10,000 per month. To date, the Company has a $90,000 reserve balance, which is included in the general reserves.

Inventories at March 31, 2005 consisted of the following:

Raw materials and supplies	$11,832,296
Work in process	1,378,406
Finished goods - Demo	0
Finished Goods	4,194

Less: Provision	90,000

Total Net Inventories	$13,124,896

Total Gross Inventories	$13,214,896

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2005 consisted of the following:

Furniture and fixtures	$270,259
Machinery and equipment	1,098,523
Test Equipment	16,790
Manuals	104,798
Vehicles	10,110
Demo vehicles	425,845
Less depreciation and amortization	(464,856)

Total net property and equipment	$1,461,469

Depreciation expense for the quarter ended March 31, 2005 was $73,837 as compared to $104,334 for 2004.

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

Royalty/Licensing Agreements:

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

On April 1, 2004, the Company entered into a new royalty agreement with J.J. van Eck covering the Typhoon - Long design. The Company will pay Mr. Van Eck $500.00 per vehicle sold based on the Typhoon - Long design he provided, if used.

Employment Agreements:

Effective October 26, 2004, the Company entered into an Agreement with Gale Aguilar to receive annual cash compensation of $15,000 per month plus stock grants as the new Interim Chief Executive Officer. Effective January 27, 2005, Mr. Aguilar stopped collecting his compensation as an employee. Mr. Aguilar is eligible to receive compensation for his services as a Director. On January 27, 2005, Mr. R. Scott Ervin replaced Mr. Aguilar as Interim Chief Executive Officer.

Pursuant to a Letter Agreement dated November 15, 2004 Mr. R. Scott Ervin is employed as General Counsel receiving an annual salary of $118,000, relocation expenses of $15,000, plus a one time grant of 41,666 shares of common stock and 4 Series C convertible preferred shares valued at $108,000 . On January 27, 2005, Mr. Ervin was appointed by the Board to act as Interim Chief Executive Officer during our search for a Chief Executive Officer. Upon the appointment of the new Company Chief Executive Officer on April 18, 2005, Mr. Ervin ceased to serve as the Interim Chief Executive Officer but continues to serve as General Counsel and a member of the board of directors.

On February 4, 2005, the Company named Ted McQuinn as President of our subsidiary, Force Protection Industries, Inc. Mr. McQuinn receives a base salary of $180,000 plus an annual stock grant of $100,000 for 3 years. Sixty days after start of employment, Mr. McQuinn is to be issued a $20,000 stock grant. Mr. McQuinn will be allowed to participate in a Gain-Sharing Program yet to be adopted.

On January 27, 2005, the Company entered into an agreement with Gordon McGilton to act as our Chief Quality Officer. Mr. McGilton receives a base salary of $180,000 plus an annual bonus of $180,000 and reimbursement for travel, lodging and other out of pocket expenses incurred during employment. We also agreed to provide Mr. McGilton stock options once we adopt a stock option plan. Effective April 18, 2005, we appointed Mr. McGilton as Chief Executive Officer, and a member of the board of directors.

Mr. Kavanaugh was the Company's Vice President of Business Development through May 14, 2005. In such position, he received an annual salary of $180,000. On December 31, 2004 Mr. Kavanaugh received a one time grant of 10 Series C shares valued at $180,000 as additional compensation. Mr. Kavanaugh resigned from his employment effective May 14, 2005 but remains on the board of directors as Chairman. As of that date, Mr. Kavanaugh no longer receives a salary as an employee of the Company but is eligible to receive compensation for his services as a Director.

Mr. Mike Watts was the Company's Chief Executive Officer through October 26, 2004. As Chief Executive Officer Mr. Watts received an annual salary of $216,000. On September 30, 2004, Mr. Watts was awarded 83,333 shares of common stock, 20 Series C shares of preferred convertible stock valued at $360,000 as compensation. Mr. Watts receives compensation through October of 2005 pursuant to a consulting agreement of $18,000 per month.

Director Compensation

The Company currently reimburses directors for travel expense associated with their work for the Company and has agreed to establish a compensation plan for Directors to be submitted for approval by shareholders at our annual meeting in 2005. Until a plan is established, Directors will not be compensated for their service as Directors.

NOTE 6 - OTHER TRANSACTIONS

Capital Stock Transactions for the period ending March 31, 2005

On March 4, 2005, the Company issued 4765.5 restricted shares of its common stock to seven investors valued at $100,076 as a stock dividend on its Series D Convertible Preferred Stock.

During the three months ended March 31, 2005 the Company issued an aggregate of 9,681 restricted shares of its common stock for the exercise of warrants generating $139,750 per a private placement offering dated April 10, 2002.

On February 9, 2005, the Company issued a total of 4,976 restricted shares of common stock to four individuals or entities for settlement for investment related services to the Company. The value for services rendered, that was paid in stock was $153,473.

During the three months ended March 31, 2005, the Company issued 14,876 restricted common shares to GC Financial in exchange for cash due for 2004 interest payable.

During the three months ended March 31, 2005 the Company issued an aggregate of 152,403 pre-split common shares at an average price of $0.22362 per share, generating $408,975 for the payback of the Dutchess Equity Line agreement.

Acquisition of Technical Solutions Group, Inc.

Pursuant to a finder's fee agreement entered into between Ashford Capital, LLC and Sonic Jet Performance, Inc. on February 1, 2002, Sonic Jet granted Ashford Capital ten percent of the equity ownership of any referred party acquired by Sonic Jet. As part of the purchase of Technical Solutions Group Inc. in July 2002, Ashford Capital, LLC, an advisor to the transaction and a shareholder of the Company, received a 10% interest of TSG International, Inc. An agreement was reached in April of 2003 under which Ashford Capital, LLC could exchange such interest for 50 shares of the Company's Series C preferred shares, by notifying the Company by October 15, 2003.

In September 2003, Ashford Capital, LLC and the Company's Chief Executive Officer, Michael Watts, reached an agreement under which the TSG International interest was purchased by Mr. Watts in a private sale between the parties. On October 13, 2003 Mr. Watts exchanged such assigned interest for 50 shares of Company Series C preferred stock effective October 15, 2003.

In September 2004, the Directors of TSGI agreed to exchange all shares held by it of Technical Solutions Group Inc for the TSGI shares held by the Company, as a result of which the Company reacquired 100% of the shares of Technical Solutions Group as a wholly owned subsidiary

NOTE 7 - CONVERTIBLE PREFERRED STOCK

The board of directors has the authority to issue preferred stock in one or more series, and fix for each series, the designation of, and number of shares to be included in each such series. The board of directors is also authorized to set the powers, privileges, preferences, and relative participating, optional or other rights, if any, of the shares of each such series and the qualifications, limitations or restrictions of the shares of each such series.

Series B Convertible Preferred Stock

The board of directors has authorized twenty five shares of "Series B" Convertible Preferred Stock. As of March 31, 2005, there were zero shares of Series B preferred stock issued and outstanding. Holders of the Series B preferred stock, have the right to vote, with the holders of common stock, on any matter to which the common stock holders are entitled to vote. Each holder of the Series B Stock is entitled to such number of votes as shall be equal to the aggregate number of shares of Common Stock into which such holder's shares of Series B Stock are convertible immediately after the close of business on the record date fixed for such meeting or the effective date of such written consent, plus such number of votes that equals twenty percent of the number of votes to which the holders of other securities of the Company are entitled as of such dates multiplied by the fraction obtained by dividing the number of Series B shares held by each such owner by the total number of Series B Shares issued and outstanding. If the Company is liquidated, distribute its assets, dissolves or winds-up, the holders of Series B preferred stock shall receive the greater of (i) $2,500 per share of Series B preferred stock they hold at the time of such Liquidation, or (ii) their pro rata share of the total value of our assets and funds to be distributed, assuming the Series B preferred stock is converted to common stock. On February 10, 2005 the Board of Directors approved a resolution adopting an Amended and Restated Certificate of Designation for Series B Convertible Preferred Stock. The Board Resolution was ratified and approved by a majority of the Series B shareholders. The Amended and Restated Certificate of Designation permits the Board of Directors to convert the Series B stock into common stock. The conversion rate for the Series B stock is 759,166 shares of common stock for each share of Series B stock.

Series C Convertible Preferred Stock

The board of directors has authorized one hundred fifty shares of "Series C" Convertible Preferred Stock. As of March 31, 2005, there were zero shares of Series C preferred stock outstanding. The holders of the Series C Stock may vote on any amendment, alteration, or repeal of any provision of the Articles of Incorporation or Bylaws of the Corporation or any other action that materially and adversely alters or changes the voting powers, preferences, or other special rights or privileges, or restrictions of the Series C Stock, subject to certain limitations, and any increase in the authorized number of shares of Series C Stock. In the event of any voluntary or involuntary liquidation, distribution of assets (other than the payment of dividends), dissolution or winding-up of the Company, Series C Stock shall have preferential rights to Series B Stock whereby Series C Stock shall get a one hundred and fifty percent return on its capital, after which time Series B Stock and Series C Stock shall participate, on a pro rata basis, based on the number of shares of the Company's common stock into which the Series B Stock and the Series C Stock are convertible at the time of the liquidation, distribution of assets, dissolution or winding-up. On February 10, 2005 the Board of Directors approved a resolution adopting an Amended and Restated Certificate of Designation for Series C Convertible Preferred Stock. The Board Resolution was ratified and approved by a majority of the Series C shareholders. The Amended and Restated Certificates of Designation permits the Board of Directors to convert the Series C stock into common stock. The conversion rate for Series C stock is 75,966 shares of common stock for each share of Series C stock.

Series D Convertible Preferred Stock

On January 20, 2005 the Company authorized twenty thousand shares of Series D 6% Convertible Preferred Stock. On January 21, 2005, the Company issued 15,800 shares of Series D stock in a private placement. As of March 31, 2005 there were 15,800 shares of Series D stock outstanding. Holders of the Series D stock are entitled to receive cumulative dividends at the rate per share of 6% per annum, payable semi-annually on March 1 and September 1, beginning with the first such date after the original issue date. The Preferred Series D does not have voting rights. Upon any liquidation, dissolution or winding-up of the Corporation, whether voluntary or involuntary, the Holders of the Series D shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Preferred Stock an amount equal to the Stated Value per share plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon before any distribution or payment shall be made to the holders of any Junior Securities. Each share of Series D Stock will convert into the number of shares of the Company's common stock equal to $1,000 divided by the conversion price at the holder's discretion. The current conversion price is $2.10.

NOTE 8 - RECEIVABLES

On July 28, 2004, we entered into an agreement with GC Financial Services, Inc. for a revolving credit line of up to $4 million dollars. Receivables can be factored at 2% per invoice submitted. We also secured a line of credit of up to $4,000,000 at a base rate of 4.1% per month. As of March 31, 2005 the balance outstanding on such line of credit was $0. During 2004 and the first quarter of 2005, the Company factored receivables due under its 2004 contracts with the U.S. Army and the U.S. Marine Corps at 2% per invoice submitted for factoring.

NOTE 9 - REVERSE STOCK SPLIT

In January, 2005, the Board of Directors approved a 1(new)-for-12(old) reverse stock split of the outstanding shares of common stock. The reverse stock split became effective February 4, 2005. Shareholders approved the action at the Company's annual meeting on December 30, 2004. All references in the Company's quarterly and annual reports are to post reverse split shares.

NOTE 10 - MATERIAL COMMITMENTS

The Company has issued Purchase Orders to secure components and the steel needed for production. As of March 31, 2005 the Company has $5,156,698 of such material commitments. These purchases are expected to be financed by existing cash, debt and cash flows from operations.

NOTE 11- STOCK COMPENSATION PLAN

Currently, the Company does not have a stock compensation plan.

NOTE 12 - DEFERRED REVENUE

The Company recognizes revenue upon formal acceptance by the customer. The Company has received progress / performance based payments from the U.S. Army and U.S. Marines. The Company records these progress / performance based payments as deferred revenue and carry them on the balance sheet as such until shipment acceptance. As of March 31, 2005, the Company had $6,353,452 as deferred revenue resulting from two contracts, one from the U.S. Army (Buffalos) and one from the U.S. Marines (Cougars).

NOTE 13 - DEBTS

As of March 31, 2005, the Company had $110,733 total long-term debt, which includes long-term payables with no effective or stated interest or maturity dates. As of December 31, 2004, the Company had $4,101,078 of total long term debt. $4,000,000 of this debt is the line of credit at a 4.1% per month simple interest rate, which was paid in full on January 22, 2005.

NOTE 14 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 27, 2005, the company entered into an employee/consulting agreement with Mr. Gordon McGilton to act as the company's Chief Quality Officer. Prior to January 1, 2005, Mr., McGilton had been associated with Ashford Capital, LLC a large shareholder of the Company. Frank Kavanaugh, one of our Directors, is the beneficial owner of Ashford Capital. Mr. McGilton is to receive a base salary of $180,000 plus a $180,000 bonus. The company will also reimburse Mr. McGilton for travel, lodging and other out of pocket expenses incurred during employment. Mr. McGilton is to be provided a qualified stock option plan yet to be adopted. On April 18, 2005 the Company appointed Mr. McGilton as our Chief Executive Officer, and a director.

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

Overview

During the three month period ended March 31, 2005, we continued to ramp up our business and facilities to fulfill our contracts with the U.S. Marines and the U.S. Army valued as of March 31, 2005 at $17,328,823. As of April 27, 2005, we had 211 employees, an increase of 19 employees from December 31, 2004.

Auditors

Our auditors, Jaspers and Hall, PC purchased the audit firm of Michael Johnson and Company.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the quarter ended March 31, 2005, we incurred losses of $3,982,910, but our Current Assets exceed our Current Liabilities by $13,491,442. Realization of a major portion of the assets in the accompanying balance sheet is dependent upon our continued operations, obtaining additional financing, and the success of our future operations. Due to the nature of the business, it is uncertain whether we will receive orders thus impeding our cash situation and our ability to pay creditors.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

We design, manufacture, and market mine and blast protected vehicles.

Critical Accounting Policies

The Securities and Exchange Commission, or SEC, issued Financial Reporting release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," or FRR 60, suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

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

As a general rule, financial information is accounted for and based on cost, not current market value. Revenues and gains should be matched using the accrual method with the expenses giving rise to the revenues and gains to determine earnings for the period. Expenses are necessarily incurred to produce revenue. Expenses are then "matched" in the same accounting period against the revenue generated. Revenues are recognized when they are earned and expenses are recognized in the same period as the related revenue (matching or using a systematic and rational allocation or expensing in the period in which they expire), not necessarily in the period in which we receive or expend cash.

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

In December 2004, FASB issued Statement No. 123 (R), Share-Based Payment, which establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of equity instruments. Effective in the third quarter of 2005, SFAS 123(R) will require us to recognize the grant-date fair value of stock options and equity based compensation issued to employees in the statement of operations. The statement also requires that such transactions be accounted for using the fair-value-based method, thereby eliminating use of the intrinsic method of accounting in APB No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued. To date, we have has expensed stock based compensation on the intrinsic method. We are currently is evaluating the impact of Statement No. 123 (R) on our financial condition and results of operations.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Force Protection, Inc., and Force Protection Industries, Inc., formerly Technical Solution Group, Inc. for the quarter ended March 31, 2005. All inter-company balances and transactions are eliminated in consolidation.

Matching Principle

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

Inventories

We intend to implement a material resource planning (MRP) system during 2005, originally scheduled to be implemented during the fourth quarter of 2004, to further develop our internal control processes. Beginning July 2004, we have set up an inventory loss reserve of $10,000 per month. To date, we have a $90,000 reserve balance.

Inventories are stated at the lower of cost or market. The cost is determined under the first-in-first-out method base (FIFO) valuation method.

Property, Plant and Equipment

Property and equipment are stated at cost or at the value of the operating agreement. We capitalize additions and improvements which include all material, labor and engineering cost to design, install or improve the asset. Routine repairs and maintenance are expensed as incurred. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

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

Comparison of Three Months Ended March 31, 2005 and March 31, 2004.

The following table sets forth our consolidated statements of operations:

	THREE MONTHS ENDED MARCH 31,
	2005	2004
	-------------	-------------

Sales	$5,853,423	$1,642,853
Cost of sales	6,395,319	1,232,037
Gross profit (loss)	(541,896)	410,816

Selling, general and administrative	3,202,299	1,603,953
Income/(Loss) from operations	(3,744,195)	(1,193,136)
	-----------	------------

Interest expenses	(277,255)	(40,314)
Other income	38,541	37,012
	----------	-----------
Total other income (expense)	(238,715)	(3,303)
	----------	-----------

Net income/(loss)	$(3,982,910)	$(1,196,439)
	------------	-----------

Basic loss per share	$(0.130)	$ (0.100)
Diluted loss per share	$(0.106)	$ (0.062)

Weighted-average common shares
Basic	30,728,806	12,013,424
Diluted	37,502,179	19,457,978

Financial Condition and Results of Operations

The following discussion and analysis compares our results of operations for the three months ended March 31, 2005 to the same period in 2004. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report.

Revenues. Revenues for the three month period ended March 31, 2005 were $5,853,423. Revenues for the three month period ended March 31, 2005 increased $4,210,570 compared to the same period in 2004. The increase in revenues during the three month period was due to the timing of awarded contracts and our continued ramp up in production. Vendor part delivery schedules hampered further revenues by extending our shipment schedule into the second quarter of 2005. Revenues were derived primarily from the shipment of Buffalos to the U.S. Army and shipments of Cougars to the U.S. Marines. We also earned revenues by shipping non contract spare parts for our products which accounted for $969,988 of revenue during the first quarter. Shipments for both the U.S. Army and U.S. Marines' contracts began in October 2004.

Cost of Sales. Cost of sales for the three month period ended March 31, 2005 was $6,395,319. Cost of sales for the three month period ended March 31, 2005 compared to the same period in 2003 increased by $5,163,282. The increase in cost of sales can be attributed to increased revenues, increased freight cost associated with air-freighting steel, and inefficiencies related to the production ramp due to employee training, vendor deliveries, vendor product quality issues and product documentation.

Cost of sales was 109.3% of sales for the three month period ended March 31, 2005 compared to 74.9% for the same period in 2004. Manufacturing costs have increased as a percentage of sales because, in 2004, we had increased freight cost associated with air-freighting steel and inefficiencies related to the production ramp. These inefficiencies are recognized as unproductive labor cost. As we continue to ramp production and infrastructure with very little revenue recognized during the ramp period, we were absorbing large amounts of indirect cost which is captured in Cost of Goods Sold, or COGS. Material scrap and warranty cost for the contracts from the U.S. Marines and U.S. Army accounted for an incremental 1.7% increase to COGS. Additionally, manufacturing costs increased substantially as we increased spending in Engineering, Quality Control and Integrated Logistics Support to begin to fulfill two government contracts. Indirect cost accounted for 28.1% of COGS during the quarter ended March 31, 2005 reflecting the infrastructure ramp without a complete quarter of supporting revenue.

Selling, General and Administrative expenses. Selling, General and Administrative expenses for the three months ended March 31, 2005 were $3,202,299. As compared to the three month period ended March 31, 2004. Selling, General and Administrative expenses increased $1,598,346. For the three months ended March 31, 2005, excluding Research & Development expenditures of $210,855, Selling, General and Administrative spending was $2,991,444. During the quarter ended March 31, 2005, we incurred $542,410 commission expense on raised capital and absorbed $520,531 fringe expenses due to the increase of additional employees. To ensure the highest level of support for our Cougar vehicles deployed in Iraq, the Company has agreed to maintain a senior mechanic in country with the vehicles for a period to extend six months beyond delivery of the final Cougar under the current order from the U.S. Marines. Wages and expenses associated with having such employee deployed in Iraq were $165,054 during the quarter ended March 31, 2005.

Other Income/Expense. We had interest income of $38,541 for the three months ending March 31, 2005 and interest expense of $277,255 for the three months ending March 31, 2005. Interest expense consisted of $160,456 factoring, loan interest charges of $114,800; and, other bank charges of $1,999. The total of other income and expense was $(238,714) for the three months ended March 31, 2005.

Net Loss. Net Loss for the three months ended March 31, 2005 was $3,982,910 an increase of $2,786,471 as compared to the net loss of $1,196,439 for the three months ended March 31, 2004. The increase in net loss is attributed to the continued production ramp up, inefficiencies experienced to fulfill two government contracts and to build infrastructure for future growth.

Backlog

On April 23, 2004 we announced an award of a contract to deliver up to 27 Cougars, of which 14 were initially funded under the contract, to the U.S. Marine Corps. On March 8, 2005 we announced the follow-on order estimated at more than $5 million. On May 17, 2004 we announced the award of a contract to deliver 21 Buffalo vehicles to the U.S. Army. Initial deliveries began in October 2004. We have received progress payments during production and expect to receive final payments for each unit shipped within 45 days of acceptance by our customer. During 2004, we announced an additional order for the production of 15 Buffalos to be delivered during 2005. Our sales backlog was $17,328,823 at March 31, 2005. Additionally, our March 8, 2005 Cougar follow-on order from the U.S. Marines increases our backlog by more than $5 million. It is possible that orders could be cancelled without notice and our customer could impose penalties for late deliveries.

Trends, Risks and Uncertainties

Overall, the expansion of our operations that began during 2004, and has continued into 2005, has been part of a growth trend that has carried us from a cramped facility in the old Charleston Navy shipyards with capacity to produce only a single vehicle at a time, to our present manufacturing plant with more than 200,000 square feet of production area and a production capacity of approximately 6-8 vehicles a month.

During the first quarter of 2005 we continued to expand our business operations to meet the increased demand for our products resulting from the 2004 orders placed by the U.S. Army for Buffalos, and the U.S. Marine Corps for Cougars. During fiscal year 2004, we increased our workforce by approximately 435% and increased the number of our production "cells" by 800%. We believe these infra-structure developments will assist in meeting our current obligations and enhance our qualifications to bid on future projects. Our rapid expansion in 2004 created a number of challenges for us and caused us to be slower than our originally anticipated projected delivery schedule for the Buffalos and the Cougars. We recognized a $501,331 provision for loss on our contract with the U.S. Marine Corps. During the fourth quarter of 2004 because the contract was scheduled to be completed by December 31, 2004 and we did not meet our delivery deadline. We believe we are overcoming some of the hurdles associated with our initial infrastructure ramp. However, we intend to continue to increase infrastructure ramp for future growth and recognize that there are on-going risks associated with our continued growth. Additionally, there is always some risk that an unforeseen event could interrupt or negatively impact our production operations. Under our current contract with the U.S. Marines, liquidated damages can be assessed against us for delayed delivery of Cougars. We believe that we will be able to complete our current orders according to a revised delivery schedule.

A major challenge facing us at present is satisfactory completion of our existing orders. This is significant for two reasons; first, it will demonstrate our ability to manufacture vehicles on a "production basis" i.e., multiple vehicle sets built to a consistent specification, and according to a predictable schedule and thus position us for future orders, possibility on a substantially larger scale than we have received to date. Second, as discussed above, in accordance with accepted accounting practice, we have treated progress payments received on our two main contracts as "deferred income", which means that even though we have actually received progress payments totaling $6,353,452 at quarter end, the revenue is not stated on our income statement. As a result, our financial results for the three month period ending March 31, 2005 show revenues of $5,853,423 which excludes all deferred revenue, and a resulting loss from operations of $3,744,195. When we complete and deliver the vehicles, we will be able to move current deferred amounts from the "deferred revenue" category and book it as direct revenue from operations. Booking this revenue may not cause us to become or remain profitable.

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

Liquidity And Capital Resources

As of March 31, 2005, our cash and cash equivalents were $8,159,717 compared to $3,210,137 as of March 31, 2004. Our principal sources of capital have been cash flow from operations as it relates to the receipt of performance based payments, warrant exercises, borrowings from G.C. Financial Services and the sale of preferred and common stock.

We currently have sufficient cash resources for the next reporting period, ending June 30, 2005, excluding any major changes to our burn rate. We intend to seek a short term line of credit or other financing alternatives as necessary which may be required sooner if other large orders are secured. If we accept an additional contract, our cash resources will be depleted for the purchase of materials, reducing our cash and shortening our cash position to cover only a few months. We anticipate that we will require additional capital funding to meet our needs, which will include expanding our workforce, funding further development on our vehicle products and strengthening our internal operations. Based on our current operating plan, we anticipate that additional financing will be required to finance growth in operations and capital expenditures in 2005 and in 2006.

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

Operating Activities

The cash used by operating activities for the quarter ended March 31, 2005 was $5,059,492, as compared to $423,581 for the quarter ended March 31, 2004. The cash used can be attributable primarily to funding ongoing operations, the pre-purchase of strategic inventory, and the production ramp-up to increase capacity.

 Investing Activities

The Company has issued Purchase Orders to secure components and the steel needed for production. As of March 31, 2005, the Company has $5,156,698 of such material commitments. These purchases are expected to be financed by existing cash, debt and cash flows from operations.

Our capital expenditures for the three months ended March 31, 2005 were $498,312 which consisted primarily of the addition of a Cougar 6x6 Demo vehicle and manufacturing equipment. We anticipate that our capital expenditures during 2005 will increase because of costs associated with existing contracts and potential new opportunities.

Short-term financing or the use of a line of credit might be required.

Financing Activities

We issued the following unregistered securities during the quarter ended March 31, 2005:

(a) On March 4, 2005, we issued 57,186 restricted shares of its common stock to seven investment groups valued at $100,075.50 as a stock dividend.

(b) During the three months ended March 31, 2005, we issued an aggregate of 116,172 restricted shares of its common stock for the exercise of warrants generating $139,750 per a private placement offering dated April 10, 2002.

(c) On February 9, 2005, we issued a total of 59,717 restricted shares of common stock to four individuals or entities for settlement for investment related services to us. The value for services rendered, that was paid in stock was $153,472.69.

(d) During the three months ended March 31, 2005, we issued 14,876 restricted common shares to GC Financial in exchange for cash due for 2004 interest payable.

e)During the three months ended March 31, 2005, we issued an aggregate of 152,403 common shares at an average price of $2.6834 per share, generating $408,975 for the payback of the Dutchess Equity Line.

Private Placement

On January 21, 2005, we issued 15,800 shares of Series D 6% Convertible Preferred Stock and warrants for gross proceeds of $15.8 million. Holders of the Series D stock are entitled to receive cumulative dividends at the rate per share of 6% per annum, payable semi-annually on March 1 and September 1, beginning with the first such date after the original issue date. The Preferred Series D does not have voting rights. Upon any liquidation, dissolution or winding-up of the Corporation, whether voluntary or involuntary, the Holders of the Series D shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Preferred Stock an amount equal to the Stated Value per share plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon before any distribution or payment shall be made to the holders of any Junior Securities. Each share of Series D Stock will convert into the number of shares of our common stock equal to $1,000 divided by the conversion price at the holder's discretion. The current conversion price is $2.10.

Additionally, we issued warrants to purchase 2,633,333 shares of our common stock. The exercise price of the warrants is currently $3.75, subject to further adjustment, and the warrants expire January 19, 2008.

We agreed to register the resale of the common stock issuable upon conversion of the Series D Stock and exercise of the warrants. On April 11, 2005 we paid $237,000 for liquidated damages because we did not file a registration statement within the contractual period of our Investment Agreement..

The Series D Stock and the warrants were issued without registration under the Securities Act of 1933, as amended, pursuant to the exemption provided by Section 4(2) of the Securities Act and the regulations thereunder.

The foregoing description of the terms and conditions of the Series D Stock, Warrants and Registration Rights Agreement are qualified in their entirety by, and made subject to, the more complete information set forth in the exhibits incorporated by reference into this report.

During 2004, we exercised $3,054,015 of our financing facility originally entered into on September 20, 2003 with Dutchess Private Equities Fund, also referred to as an Equity Line of Credit, for $3,500,000 under the agreement, a portion of which was advanced under a loan agreement. The balance was exercised in early January 2005 and paid back in full and no further funds are available under the agreement.

During 2004, Technical Solution Group, Inc. entered into an agreement with GC Financial Service, Inc. As of December 31, 2004 TSG had drawn approximately $10,272,757 gross, all of which has been repaid at December 31, 2004. We renewed our existing receivables agreement with GC Financial Services for financing on July 28, 2004. Receivables can be factored at 2% per invoice submitted for factoring. We also secured a line of credit of up to $4,000,000 at a base rate of 4.1% per month, the balance of $0, was outstanding on March 31, 2005. We currently we have no remaining line of credit debt.

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

Subsidiaries

As of March 31, 2005, we had two wholly-owned subsidiaries, Force Protection Industries, Inc. a Nevada corporation and TSG, International a Nevada corporation.

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

On July 15, 2004 our subsidiary entered into a 60 month option lease of $952.71 per month with Gregory Poole Lift for a new Caterpillar forklift.

The Company has issued Purchase Orders to secure components and the steel needed for production. As of March 31, 2005, the Company has $5,156,698 of such material commitments. These purchases are expected to be financed by existing cash, debt and cash flows from operations.

Business segment analysis of the three months ended March 31, 2005

10-QSB Segment Information (000's) (approximate)

FPI	Corp	Total

Sales	5,853	5,853
Cost of sales	6,395	6,395

Gross profit	(541)	(541)
G.P. %	(9.2%)	(9.2%)

SG&A	2,527	675	3,202

Segment P&L	(3,068)	(676)	(3,744)

Mine and blast protected vehicles and spares provided approximately 100% of the total sales and 100% of the total cost of goods sold.

Code of Ethics

We have adopted a Code of Ethics that applies to all executive officers and other employees. Our Code of Ethics is available for review on our website at www,forceprotection inc,com.

ITEM 3. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal controls over financial reporting for us. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarter covered by this Quarterly Report on Form 10-QSB. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are currently effective but will not continue to be effective as we grow. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer will accelerate plans to implement additional operating and financial reporting controls and procedures to ensure that information in reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Change in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as discussed above we are committed to a process of change and improvement throughout the enterprise intended to optimize our operations, and this process will necessarily entail improvements to our financial controls over the coming year.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 17, 2003, the CSIR, a statutory council established in accordance with the South African Research Council Act 46 of 1988, filed suit in the High Court of South Africa, Transvaal Provincal Division, against us claiming a balance due and owing under a Purchase Order for the design and supply of seven TMRP-6 protection kits with a total contract price of ZAR631,800. As of the date hereof, we have paid all amounts due under the contract and are awaiting final dismissal of the claim with prejudice.

In March 2005, we received a letter from H.C. Wainwright & Co., Inc. claiming damages said to arise under a letter agreement between H.C. Wainwright & Co and us dated November 29, 2004. HCW's claim has been settled in full prior to any suit being filed.

On May 12, 2005, Atlantis Partners, Inc. filed a complaint in the Circuit Court for the 15th Judicial Circuit, Palm Beach County Florida for breach of terms related to a finder's fee agreement dated March 28, 2003. The complaint alleges damages including a minimum of $400,000 in fees, plus costs and interest. This matter is too preliminary for us to predict the outcome however we intend to vigorously defend against Atlantis Partner's claims.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We sold the following unregistered (restricted) securities during the quarter ended March 31, 2005:

(a) On March 4, 2005, we issued 57,186 restricted shares of our common stock to seven investment groups valued at $100,075.50 as a stock dividend.

(b) During the three months ended March 31, 2005, we issued an aggregate of 116,172 restricted shares of our common stock for the exercise of warrants generating $139,750 per a private placement offering dated April 10, 2002.

(c) On February 9, 2005, we issued a total of 59,717 restricted shares of common stock to four individuals or entities for settlement for investment related services to us. The value for services rendered, that was paid in stock was $153,472.69.

(d) During the three months ended March 31, 2005, we issued 14,876 restricted common shares to GC Financial in exchange for cash due for 2004 interest payable.

(e) On March 23, 2004, we closed on a private offering. This offering, sold to six accredited investors, consisted of the following:

(1)  1,250,000 shares at $2.40 per share; generating $2,670,000 net proceeds.

(2)  An "A" Warrant for each share purchased, exercisable at $0.24 per share. The "A" Warrants expire March 23, 2006; and

(3)  A "Green Shoe" warrant for each share purchased, exercisable at $0.20 per share for a period of 180 days after the effective date of the registration statement, commencing on the effective date of the registration statement.

(f) During the three months ended March 31, 2005, we issued an aggregate of 152,404 pre-split common shares at an average price of $02.6834 per share, generating $408,975 for the payback of the Dutchess Equity Line..

The sales set forth above were undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended , by the fact that:

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

Reports on Form 8-K

On January 27, 2005 we filed an 8-K regarding our private placement.

On January 27, 2005 we filed an 8-K announcing that we had named R. Scott Ervin as Interim Chief Executive Officer.

On February 15, 2005, we filed an 8-K announcing that our Board of Directors approved a resolution adopting an Amended and Restated Certificate of Designation for Series B Convertible Preferred Stock and an Amended and Restated Certificate of Designation for Series C Convertible Preferred Stock.

On April 18, 2005 we filed an 8-K announcing that we had appointed Mr. Gordon McGilton as the Chief Executive Officer.

EXHIBIT INDEX

NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger (included as Attachment A to exhibit 99.2 to the Form DEF 14A filed November 19, 2004, and incorporated herein by reference).

3.1	Articles of Incorporation (included as Attachment B to exhibit 99.2 to the Form DEF 14A filed November 19, 2004, and incorporated herein by reference).

3.2	By-Laws (included as Attachment C to exhibit 99.2 to the Form DEF 14A filed November 19, 2004, and incorporated herein by reference).

3.3	Amended Articles of Incorporation (included as Attachment D to exhibit 99.2 to the Form DEF 14A filed November 19, 2004, and incorporated herein by reference).

4.1	Certificate of Designation for Series D Convertible Preferred Stock, dated January 19, 2005 (included as exhibit 4.1 to the Form 8-K filed January 27, 2005, and incorporated herein by reference).

4.2	Form of Common Stock Purchase Warrant, dated January 19, 2005, (included as Exhibit 4.2 to the Form 8-K filed January 27, 2005, and incorporated herein by reference).

4.3	Securities Purchase Agreement, dated January 19, 2005 (included as Exhibit 4.3 to the Form 8-K filed January 27, 2005, and incorporated herein by reference).

4.4	Registration Rights Agreement, dated January 19, 2005 (included as Exhibit 4.4 to the Form 8-K filed January 27, 2005, and incorporated herein by reference).

4.5	Amended and Restated Certificate of Designation for Series B Convertible Preferred Stock (included as exhibit 4.1 of the Form 8-K filed February 15, 2005, and incorporated herein by reference).

4.6	Amended and Restated Certificate of Designation for Series C Convertible Preferred Stock (included as exhibit 4.2 of the Form 8-K filed February 15, 2005, and incorporated herein by reference).

10.1	Sonic Jet Corporation 2000 Stock Option Plan & Advisory and Consulting Agreement, dated May 1, 2000 (included as Appendix A to the Form 14C filed June 30, 2000, and incorporated herein by reference).

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

10.22	Employment Agreement between the Company and Gordon McGilton, dated January 27, 2005(included as Exhibit 10.22 to the Form 10-KSB/A filed April 22, 2005, and incorporated herein by reference).

10.23	Employment Agreement between the Company and Ted McQuinn, dated February 4, 2005(included as Exhibit 10.23to the Form 10-KSB/A filed April 22, 2005, and incorporated herein by reference).

31.1	Certification of the Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORCE PROTECTION, INC.

Date: May 16, 2005

By: /s/ Gordon McGilton
Gordon McGilton
Principal Executive Officer

Date: May 16, 2005

By: /s/ Thomas Thebes
Thomas Thebes
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature
Name	Title	Date

/s/ R. Scott Ervin	Director, and	May 16, 2005
R. Scott Ervin	General Counsel

/s/ Gordon McGilton	Director, and	May 16, 2005
Gordon McGilton	Chief Executive Officer

/s/ Frank Kavanaugh	Chairman of	May 16, 2005
Frank Kavanaugh	the Board of Directors

/s/ Gale Aguilar	Director	May 16, 2005
Gale Aguilar

CERTIFICATIONS UNDER SECTION 302

I, Gordon McGilton, certify that:

1. I have reviewed this quarterly report of Force Protection Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 16, 2005

/s/ Gordon McGilton -------------------- Gordon McGilton Chief Executive Officer

CERTIFICATIONS UNDER SECTION 302

I, Thomas Thebes, certify that:

1. I have reviewed this quarterly report of Force Protection Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 16, 2005

/s/ Thomas Thebes ----------------- Thomas Thebes Chief Financial Officer

CERTIFICATIONS UNDER SECTION 906

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of Force Protection Corporation, a Nevada corporation (the "Company"), does hereby certify, to such officer's knowledge, that:

The Quarterly Report for the quarter ended March 31, 2005 (the "Form 10-QSB") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 16, 2005

/s/ Gordon McGilton -------------------- Gordon McGilton, Chief Executive Officer

Dated: May 16, 2005

/s/ Thomas Thebes ----------------- Thomas Thebes, Chief Financial Officer