Form 10QSB
period 2005-06-30
FORCE PROTECTION INC
filed 2005-08-15
CIK 1032863

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

COMMISSION FILE NUMBER: 0-22273

FORCE PROTECTION, INC.

Nevada	84-1383888
(State of Incorporation)	(I.R.S. EIN)

9801 Highway 78, Bldg #2
Ladson, South Carolina
29456

Registrant’s telephone number: (843) 740-7015

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act: Common Stock par value $0.001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes ☒                                                No ☐

As of June 30, 2005, the Issuer had 35,897,848 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐                          No ☒

PART ONE – FINANCIAL INFORMATION

ITEM 1  - FINANCIAL STATEMENTS

REPORT ON REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Force Protection, Inc. and Subsidiaries

We have reviewed the consolidated balance sheet of Force Protection, Inc., and its subsidiaries as of June 30, 2005, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2005, and consolidated statement of cash flows for the six-month period then ended. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Force Protection, Inc., and its subsidiaries as of December 31, 2004, and the related consolidated statement of income, consolidated statement of shareholders equity and consolidated statement of comprehensive income (loss) for the year then ended (not presented herein); and in our report dated March 18, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of June 30, 2005, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the financial statements, the Company’s recurring losses from operations and its difficulties in generating sufficient cash flow from operations to meet its obligation and sustain its operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 18. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jaspers + Hall, PC

Jaspers + Hall, PC
Denver, Colorado
July 22, 2005

FORCE PROTECTION, INC.

CONSOLIDATED BALANCE SHEET

JUNE 30, 2005

(Unaudited)

ASSETS
Current Assets
Cash	$8,812,344
Accounts receivable	2,072,683
Other current assets	343,200
Inventories - Net	12,142,565
Current Assets	23,370,792

Other Assets
Fixed Assets - Net	2,079,594

Total Assets	$25,450,386

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,288,811
Accrued payroll taxes	11,447
Deferred revenue	4,405,188
Other accrued liabilities	979,637
Warranty reserve	273,160

Current Liabilities	9,958,243

Long-term liabilities	159,153

Total Liabilities	$10,117,396

Shareholders Equity:
Common, par value .001, 300,000,000 shares authorized. Issued and outstanding, 35,897,848 shares	$35,897
Common Stock in excess of par (Additional Paid in Capital)	38,207,261
Preferred Series D Par value $1000, shares authorized 20,000, 13,004 outstanding shares	13,004,000
Retained earnings	(35,914,168)

Shareholders equity	15,332,990

Total Liabilities and Shareholders’ Equity	$25,450,386

See Accountants’ Review Report

FORCE PROTECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Revenues	$18,295,357	$15,578	$24,148,780	$1,658,431

Cost of Sales	14,258,685	296,527	20,656,484	1,528,479

Gross Profit	4,036,672	(280,949)	3,492,296	129,952

Operating Expenses:
Selling, General & Administrative	3,732,020	1,673,385	6,931,839	3,278,018

Total Operating Expenses	3,732,020	1,673,385	6,931,839	3,278,018

Gain / Loss from Operations	304,652	(1,954,334)	(3,439,543)	(3,148,066)

Other Income/Expense
Other Income	29,484	477	68,024	36,534
Interest Expense	(203,503)	(4,133)	(480,758)	(44,447)

Total Other Income (Expense)	(174,019)	(3,656)	(412,734)	(7,913)

Net Gain / Loss	$130,633	$(1,957,990)	$(3,852,277)	$(3,155,979)

Basic gain /loss per share	$0.0038	$(0.1483)	$(0.1120)	$(0.2390)

Diluted gain / loss per share	$0.0029	$(0.0938)	$(.0865)	$(0.1511)

Weighted average common shares outstanding
Basic	34,403,512	13,206,105	34,.403,512	13,206,105
Diluted	44,557,203	20,881,254	44,557,203	20,881,254

See Accountants’ Review Report

FORCE PROTECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Cash Flows From Operating Activities:
Net Loss	$(3,852,277)	$(3,155,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	182,854	34,405
Common Stock issued for services	—	70,841
Warranty & royalties	257,000	62,083
Changes in assets and liabilities:
(Increase) in accounts receivable	(1,018,710)	(594,690)
(Increase) in inventories	(3,232,652)	(2,535,756)
(Increase) Decrease in other assets	(101,290)	(120,928)
(Decrease) Increase in accounts payable	2,481,485	405,303
(Decrease) Increase in payroll liabilities	(42,232)	110,816
(Decrease) Increase in accrued expenses, deferred revenue and other	1,038,368	552,862
(Decrease) Increase in reserves	(517,092)	370,220
Total adjustments	(952,269)	(1,644,844)
Net Cash Used in Operating Activities	(4,804,546)	(4,800,823)

Cash Flow From Investing Activities:
Purchase of equipment	(1,092,676)	(236,099)
Proceeds from sale of property and equipment	155,442	—
Net Cash Provided By Investing Activities	(937,234)	(236,099)

Cash Flow From Financing Activities:
Proceeds from issuance of common stock	—	5,600,000
Proceeds from issuance of Preferred Stock	15,800,000
Proceeds from convertible debt	—
Short term Debts	(360,975)	(369,387)
Payments from capitalized lease obligations	48,420	(6,017)
Long Term Liabilities	(4,000,000)	(24,461)
Notes Payable	—	(124,036)
Additional Paid-in-capital	802,273	993,733
Net Cash Provided By Financing Activities	12,289,718	6,069,832

Increase in Cash	6,547,938	1,032,910

Beginning Balance (at 12/31/04)	2,264,406	278,777

Ending Balance	$8,812,344	$1,311,687

See Accountants’ Review Report

FORCE PROTECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(Unaudited)

NOTE 1 - PRESENTATION OF INTERIM INFORMATION

In the opinion of the management of Force Protection, Inc. and its wholly-owned subsidiaries, the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2005, and the results of operations and cash flows for the three and six months periods ended June 30, 2004 and 2005. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in Force Protection Inc.’s audited consolidated financial statements and notes for the fiscal year ended December 31, 2004.

NOTE 2 - FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances, transactions, and stockholdings have been eliminated.

NOTE 3 - INVENTORIES

The Company intends to implement a material resource planning system during 2005 to further develop the Company’s internal control processes. Beginning July 2004, the Company set up an inventory loss reserve of $10,000 per month which will be adjusted according to physical inventory results.  To date, the Company has a $120,000 reserve balance..

Inventories at June 30, 2005 consisted of the following:

Raw materials and supplies	8,293,695
Work in process	3,968,870
Total Gross Inventories:	12,262,565
Less: Provision for Loss	(120,000)

Total Net Inventories	$12,142,565

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2005 consisted of the following:

Furniture and fixtures	$330,096
Machinery and equipment	1,749,868
Test Equipment	16,790
Manuals	104,798
Vehicles	26,070
Demo vehicles	425,845
Less depreciation and amortization	(573,873)

Net property and equipment	$2,079,594

Depreciation expense for the quarter ended June 30, 2005 was $109,017 as compared to $2,927 for the second quarter of 2004.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases space in three buildings in Ladson, South Carolina for its principal executive offices and manufacturing facilities.

The term of the lease for Building One is three years, with a 5 year option, starting June 1, 2005.  Annual rent is $119,880 plus utilities, taxes and maintenance. The Company has 7,190 square feet of office space and 9,139 square feet of warehouse space in Building One.

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

We have deposited $160,000 to secure the building leases.

Long Term Commitment

Royalty/Licensing Agreements

We are party to two long term intellectual property agreements covering technology used in the production of our ballistic and blast protected vehicles. One agreement is with the CSIR Defencetek, a division of the Council for Scientific and Industrial Research, a statutory council established in accordance with the Laws of the Republic of South Africa, and the other is with MECHAM, a division of Denel Pty Ltd, a company established in accordance with the Laws of the Republic of South Africa. Under these agreements, we pay a fixed royalty in exchange for the exclusive transfer to production of the South African technology used in certain of our products.

Employment Agreements

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

Pursuant to a Letter Agreement dated November 15, 2004, Mr. R. Scott Ervin is employed as General Counsel receiving an annual salary of $118,000, relocation expenses of $15,000, plus a one time grant of 41,666 shares of common stock and 4 Series C convertible preferred shares valued at $108,000.  On January 27, 2005, Mr. Ervin was appointed by the Board to act as Interim Chief Executive Officer during our search for a Chief Executive Officer. Upon the appointment of the new Company Chief Executive Officer on April 18, 2005, Mr. Ervin ceased to serve as the Interim Chief Executive Officer but continues to serve as General Counsel and a member of the board of directors.

On January 27, 2005, the Company entered into an agreement with Gordon McGilton to act as our Chief Quality Officer. Mr. McGilton receives a base salary of $180,000 plus an annual bonus of $180,000 and reimbursement for travel, lodging and other out of pocket expenses incurred during employment. We also agreed to provide Mr. McGilton stock options once we adopt a stock option plan.  Effective April 18, 2005, the Company appointed Mr. McGilton as Chief Executive Officer.  Additionally, Mr. McGilton joined the board of directors.

Mr. Kavanaugh resigned as the Company’s Vice President of Business Development effective May 14, 2005.  In such position, Mr. Kavanaugh received an annual salary of $180,000.  As of May 14, 2005, Mr. Kavanaugh no longer receives a salary as an employee of the Company.  On December 31, 2004 Mr. Kavanaugh received a one time grant of 10 Series C shares and 41,667 common shares valued at $180,000 as additional compensation.  Mr. Kavanaugh currently serves on the board of directors as Chairman and is eligible to receive compensation for his services as a Director. As part of Mr. Kavanaugh’s resignation, we agreed to pay for 24 months of health coverage valued at $24,179.76.

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

On May 12, 2005, Atlantis Partners, Inc. filed a complaint in the Circuit Court for the 15th Judicial Circuit, Palm Beach County Florida for breach of terms related to a finder’s fee agreement dated March 28, 2003.  The complaint alleges damages of at least $400,000 in fees, plus costs and interest.  This matter is too preliminary for us to predict the outcome however we intend to vigorously defend against Atlantis Partner’s claims.

In March 2005, we received a letter from H.C. Wainwright & Co., Inc. threatening litigation. The potential dispute relates to a letter agreement between H.C. Wainwright & Co and us dated November 29, 2004. The dispute has been settled for $225,000 plus warrants to purchase 150,000 shares of unregistered common stock at $3.75/share.

NOTE 6 - OTHER TRANSACTIONS

On March 4, 2005, we issued 57,186 restricted shares of our common stock to seven investment groups valued at $100,076 as a stock dividend.

During the three months ended March 31, 2005, we issued an aggregate of 116,172 restricted shares of our common stock for the exercise of warrants generating $139,750 per a private placement offering dated April 10, 2002.

On February 9, 2005, we issued a total of 59,717 restricted shares of common stock to four individuals or entities for settlement for investment related services to us.  The value for services rendered, that was paid in common stock was $153,472.69.

During the three months ended March 31, 2005, we issued 14,876 restricted common shares to GC Financial in exchange for cash ($38,700) for Year 2004 interest payable.

During the three months ended March 31, 2005, we issued an aggregate of 152,404 post-split common shares at an average price of $2.6834 per share, generating $408,975 for the payback of the Dutchess Equity Line.

During the three months ended June 30, 2005 the Company issued an aggregate of 1,331,429 shares of its common stock upon the conversion of 2,796 Series D convertible preferred shares that had been issued in a private placement offering on January 19, 2005.

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

Series B Convertible Preferred Stock

The board of directors has authorized twenty five shares of “Series B” Convertible Preferred Stock. As of June 30, 2005, there were no shares of Series B preferred stock issued and outstanding. Holders of the Series B preferred stock, have the right to vote, with the holders of common stock, on any matter to which the common stock holders are entitled to vote. Each holder of the Series B Stock is entitled to such number of votes as shall be equal to the aggregate number of shares of Common Stock into which such holder’s shares of Series B Stock are convertible immediately after the close of business on the record date fixed for such meeting or the effective date of such written consent, plus such number of votes that equals twenty percent of the number of votes to which the holders of other securities of the Company are entitled as of such dates multiplied by the fraction obtained by dividing the number of Series B shares held by each such owner by the total number of Series B Shares issued and outstanding. If the Company is liquidated, distributes its assets, dissolves or winds-up, the holders of Series B preferred stock shall receive the greater of (i) $2,500 per share of Series B preferred stock they hold at the time of such Liquidation, or (ii) their pro rata share of the total value of our assets and funds to be distributed, assuming the Series B preferred stock is converted to common stock.   On February 10, 2005 the Board of Directors approved a resolution adopting an Amended and Restated Certificate of Designation for Series B Convertible Preferred Stock.  The

Board Resolution was ratified and approved by a majority of the Series B shareholders.  The Amended and Restated Certificate of Designation permits the Board of Directors to convert the Series B stock into common stock. The conversion rate for the Series B stock is 759,166 shares of common stock for each share of Series B stock.

Series C Convertible Preferred Stock

The board of directors has authorized one hundred fifty shares of “Series C” Convertible Preferred Stock. As of June 30, 2005, there were no shares of Series C preferred stock outstanding.  The holders of the Series C Stock may vote on any amendment, alteration, or repeal of any provision of the Articles of Incorporation or Bylaws of the Corporation or any other action that materially and adversely alters or changes the voting powers, preferences, or other special rights or privileges, or restrictions of the Series C Stock, subject to certain limitations, and any increase in the authorized number of shares of Series C Stock.  In the event of any voluntary or involuntary liquidation, distribution of assets (other than the payment of dividends), dissolution or winding-up of the Company, Series C Stock shall have preferential rights to Series B Stock whereby Series C Stock shall get a one hundred and fifty percent return on its capital, after which time Series B Stock and Series C Stock shall participate, on a pro rata basis, based on the number of shares of the Company’s common stock into which the Series B Stock and the Series C Stock are convertible at the time of the liquidation, distribution of assets, dissolution or winding-up.  On February 10, 2005 the Board of Directors approved a resolution adopting an Amended and Restated Certificate of Designation for Series C Convertible Preferred Stock. The Board Resolution was ratified and approved by a majority of the Series C shareholders.  The Amended and Restated Certificates of Designation permits the Board of Directors to convert the Series C stock into common stock. The conversion rate for Series C stock is 75,916 shares of common stock for each share of Series C stock.

Series D Convertible Preferred Stock

On January 20, 2005 the Company authorized twenty thousand shares of Series D 6% Convertible Preferred Stock. On January 21, 2005, the Company issued 15,800 shares of Series D stock in a private placement.  As of June 30, 2005 there were 13,004 shares of Series D stock outstanding.  Holders of the Series D stock are entitled to receive cumulative dividends at the rate per share of 6% per annum, payable semi-annually on March 1 and September 1, beginning with the first such date after the original issue date.  The Preferred Series D does not have voting rights.  Upon any liquidation, dissolution or winding-up of the Corporation, whether voluntary or involuntary, the Holders of the Series D shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Preferred Stock an amount equal to the Stated Value per share plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon before any distribution or payment shall be made to the holders of any Junior Securities.  Each share of Series D Stock will convert into the number of shares of the Company’s common stock equal to $1,000 divided by the conversion price at the holder’s discretion.  The current conversion price is $2.10.

NOTE 8 - RECEIVABLES / FACTORING

On July 28, 2004, we entered into an agreement with GC Financial Services, Inc. for a revolving credit line of up to $4 million dollars. Receivables can be factored at 2% per invoice submitted. We also secured a line of credit of up to $4,000,000 at a base rate of 4.1%  per month. As of June 30, 2005 the balance outstanding on such line of credit was $0.  During 2004 and the first quarter of 2005, the Company factored receivables due under its 2004 contracts with the U.S. Army and the U.S. Marine Corps at 2% per invoice submitted for factoring.

On June 29, 2005, we issued a Demand Note with a maximum principal amount of $5,000,000 to GC Financial Services, Inc. The Demand Note will bear interest at a fixed rate of 4% per month. As of June 30, 2005 the balance outstanding on such line of credit was $0.  Additionally, we entered into Security Agreement to pledge our accounts, inventory, equipment, general intangibles, and certain other assets to GC Financial Services as collateral to secure payment of the Demand Note. Finally, we entered into a Purchase and Sale Agreement to sell to GC Financial Services certain of our receivables under Government Contract No. M67854-05-D-5091 in an amount not to exceed $63,000,000. We will receive 98.1% of the amounts due under such Contract.

NOTE 9 - REVERSE STOCK SPLIT

In January, 2005, the Board of Directors approved a 1 (new)-for-12 (old) reverse stock split of the outstanding shares of common stock. The reverse stock split became effective February 4, 2005. Shareholders approved the action at the Company’s annual meeting on December 30, 2004. All references in the Company’s quarterly and annual reports are to post reverse split shares.

NOTE 10 - MATERIAL COMMITMENTS

The Company has issued Purchase Orders to secure components and the steel needed for production. As of June 30, 2005 the Company has $43,895,367 of such material commitments. These purchases are expected to be financed by existing cash, debt and cash flows from operations.

On June 29, 2005, the Company entered into a services contact with Ricardo Engineering, an international automotive consultancy. Under the terms of the contract, Ricardo will provide an integrated bill of materials including chassis assemblies and subassemblies in the Cougar product line, automated drawings and model updates, design releases, and vehicle validation tasks for the Joint EOD Rapid Response Vehicle. Ricardo will receive an estimated $1,682,000.00 for its services and materials as outlined in the Purchase Order.

NOTE 11- STOCK COMPENSATION PLAN

Currently, the Company does not have a stock compensation plan.

NOTE 12 - DEFERRED REVENUE

The Company recognizes revenue upon formal acceptance (DD250) by the customer. The Company has received progress / performance based payments from the U.S. Army and U.S. Marines. The Company records these performance based payments as deferred revenue and carries them on the balance sheet as such until shipment acceptance. As of June 30, 2005, the Company had $4,405,188 as deferred revenue resulting from three contracts, one from the U.S. Army (Buffalos), one from the U.S. Marines (Cougars) and one from a joint Department of Defense contract.

NOTE 13 - DEBTS

As of June 30, 2005, the Company had $159,153 total long-term debt, which includes long-term payables with no effective or stated interest or maturity dates.  As of December 31, 2004, the Company had $4,101,078 of total long term debt. $4,000,000 of such debt, as referred to in Note 8, was the outstanding balance due under the GC Financial line of credit, and was paid in full on January 22, 2005.

NOTE 14 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our Chief Executive Officer, Mr. McGilton, is a principle of APT Leadership.  The Company has hired APT to perform various consulting duties. As of June 30, 2005, the Company has paid APT Leadership $118,725.

NOTE 15 – BUSINESS SEGMENT ANALYSIS

The following table sets forth a business segment analysis of our financial results for the three months ended June 30, 2005:

(000’s) (approximate)	FPI	Corp	Total
Sales	18,295	—	18,295
Cost of sales	14,258	—	14,258

Gross profit	4,037	—	4,037
G.P.%	22.1%		22.1%
SG&A	2,742	990	3,732

Segment P&L	1,295	(990)	305

Mine, ballistic and blast protected vehicles and spares provided approximately 100% of the total sales and 100% of the total cost of goods sold.

NOTE 16 – STOCK OPTION PLAN

Currently, we do not have a stock option plan.  We have issued 647,833 common stock options at a strike price of $1.50 of which as of June 30, 2005 there were 180,557 vested shares.

NOTE 17 – GOVERNMENT AUDIT LIABILITY

The Company receives revenue from various federal agencies under sales contracts.  Such contracts are subject to audit by the purchaser, which could lead to requests for reimbursement to the purchaser for expenditures not in compliance with the terms of the contract. Based on Federal Accounting Regulations (FAR) we may be subject to reductions in overall contract award pricing due to potential rate changes in manufacturing overhead, G&A, and margin. Based upon the lack of reimbursement requests in prior grant audits, management believes such reimbursement requests, if any, will be immaterial.

NOTE 18 – GOING CONCERN

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business.  The Company has recurring losses of $31,961,186 at December 31, 2004 and has negative cash flows from operating activities at June 30, 2005 of $4,804,546. The ability of the Company to operate a going concern is dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) cut operating costs such that the Company can operate until such time that it resumes generating positive cash flow from operations. Management is taking following steps to address this situation: (a) reducing operating costs, thus reducing the break even revenue level; (b) negotiating to replace the line of credits with an agreement more attractive terms and expand borrowing capacity.

The future success of the Company is likely dependent on its ability to attain additional capital to support growth and ultimately, upon its ability to attain future profitable operations.  There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.  The successful outcome of these or any future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute their business plans or generate positive operating results. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 19 – RESEARCH AND DEVELOPMENT COST

Research and development (R&D) cost are expensed as incurred. 2005 Second quarter R&D expense was $ 367,925.

NOTE 20 - COMMON STOCK WARRANTS

In connection with the issuance of the Series D convertible preferred stock, the Company issued warrants to purchase 2,633,333 shares of common stock at an exercise price of $3.75 per share to the firms that participated in the Series D issuance. The warrants expire January 19, 2008.

The Company issued warrants to purchase 66,667 shares of common stock at an exercise price of $3.75 expiring January 19, 2008 as a placement fee in connection with the series D issuance.

The Company issued warrants to purchase 150,000 shares of common stock at an exercise price of $3.75 expiring January 19, 2008 as settlement of a dispute.

Outstanding warrants issued during fiscal years 2003 and 2004:

The Company issued warrants to purchase 322,918 shares of common stock at an exercise price of $0.84 expiring August 31, 2005 through November 15, 2008.

The Company issued warrants to purchase 20,000 shares of common stock at an exercise price of $1.20 expiring September 23, 2008.

The Company issued warrants to purchase 6,250 shares of common stock at an exercise price of $2.40 expiring April 1, 2006.

The Company issued warrants to purchase 67,709 shares of common stock at an exercise price of $4.80 expiring May 20, 2006.

Warrants are immediately exercisable. The fair value of all these warrants was insignificant at the issuance date.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Concerning Forward-Looking Statements

This Report contains forward-looking statements, including, without limitation, statements concerning possible or assumed future results of operations and those preceded by, followed by or that include the words “believes,” “could,” “expects,” “intends,” “anticipates,” or similar expressions. Our actual results could differ materially from these anticipated in the forward-looking statements for many reasons including our ability to raise capital when necessary; availability of parts and raw materials for our products; continued customer acceptance of our products; on-going success of our research and development efforts and other risks described in our annual report on Form 10-KSB and elsewhere in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

Summary of Significant Accounting Policies

The Securities and Exchange Commission, or SEC, issued Financial Reporting release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” or FRR 60, suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

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

As a general rule, financial information is accounted for and based on cost, not current market value. Revenues and gains should be matched using the accrual method with the expenses giving rise to the revenues and gains to determine earnings for the period. Expenses are necessarily incurred to produce revenue. Expenses are then “matched” in the same accounting period against the revenue generated. Revenues are recognized when they are earned and expenses are recognized in the same period as the related revenue (matching or using a systematic and rational allocation or expensing in the period in which they expire), not necessarily in the period in which we receive or expend cash.

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•                       Revenue recognition;

•                       Inventory cost & Associated Reserves; and

•                       Allocation of direct & indirect cost of sales.

We recognize revenue upon formal acceptance of vehicles by customers. We receive performance based payments from the U.S. Army and U.S. Marines and record such payments as deferred revenue, carrying them on our balance sheet as such until acceptance by the customer.

In December 2004, FASB issued Statement No. 123(R), Share-Based Payment, which establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of equity instruments. Effective in the third quarter of 2005, SFAS 123(R) will require us to recognize the grant-date fair value of stock options and equity based compensation issued to employees in the statement of operations. The statement also requires that such transactions be accounted for using the fair-value-based method, thereby eliminating use of the intrinsic method of accounting in APB No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued. To date, we have expensed stock based compensation on the intrinsic method. We are currently evaluating the impact of Statement No. 123 (R) on our financial condition and results of operations.

In November 2004, the FASB issued Statement No. 151, Inventory Costs, to amend the guidance in Chapter 4, Inventory Pricing, of the FASB Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins, which will become effective for us in fiscal year 2006. Statement No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. The Statement requires that those items be recognized as current-period charges. Additionally, Statement No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on normal capacity of the production facility. We are currently following Statement No. 151 and do not believe that Statement No. 151 will have a significant impact on our financial condition and results of operations.

Principles of Consolidation: The consolidated financial statements include the accounts of Force Protection, Inc., and our two wholly owned subsidiaries, Force Protection Industries, Inc. (formerly Technical Solutions Group, Inc.) and TSG International, Inc. for the quarter ended June 30, 2005. All inter-company balances and transactions are eliminated in consolidation.

Matching Principle: As a general rule, financial information is accounted for and based on cost, not current market value. Revenues and gains should be matched using the accrual method with the expenses giving rise to the revenues and gains to determine earnings for the period. Expenses are necessarily incurred to produce revenue. Expenses are then “matched” in the same accounting period against the revenue generated. Revenues are recognized when they are earned and expenses are recognized in the same period as the related revenue (matching or using a systematic and rational allocation or expensing in the period in which they expire), not necessarily in the period in which we receive or expend the cash.

Cash Equivalents: For purposes of reporting cash flows, we consider all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of United States government securities.

Inventories:  Inventories are stated at the lower of cost or market. The cost is determined under the first-in, first-out, or FIFO, base valuation method.

Property, Plant and Equipment:  Property and equipment are stated at cost or at the value of the operating agreement. We capitalize additions and improvements which include all material, labor and engineering cost to design, install or improve the asset. Routine repairs and maintenance are expensed as incurred. The capitalization threshold is $2,000 and a useful life greater than one year. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Building and improvements	20 years
Furniture and fixtures	3 years
Machinery and equipment	7 years
Tooling and molds	7 years
Vehicles	5 years

Goodwill: Under SFAS No. 142. Goodwill and other Intangible Assets, all goodwill amortization ceased effective Jan.1, 2002. Rather, goodwill is now subject to only impairment reviews. A fair-value based test is applied at the reporting level. This test requires various judgments and estimates. A goodwill impairment loss will be recorded for any goodwill that is determined to be impaired. We follow SFAS 142, Goodwill and Intangible Assets, which requires us to test goodwill for potential impairment annually. When the carrying value exceeds fair value, the impairment is the difference between the carrying value of goodwill and the implied value. The implied value of goodwill is the difference between the fair value for the unit as a whole and the value of individual assets and liabilities using an “as-if” purchase price.

Gain/Loss per Share: We utilize SFAS No. 128, “Earnings per Share.” Basic gain/loss per share is computed by dividing gain/loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted gain/loss per share is computed similar to basic gain/loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition: Our revenue is derived principally from the sale of our vehicles and associated spare parts and training services. Revenue from products and services is recognized at the time goods are shipped or services are provided to the customer, with an appropriate provision for returns and allowances. We receive performance based payments based on completion of specific milestones. These payments are recorded as Deferred Revenue and recognized on the profit and loss statement upon customer acceptance of the completed vehicle. It is our policy to not recognize revenue until customer acceptance. All advance payments are treated as “deferred revenue”.

Dividend Policy: We have never declared or paid a cash dividend on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, restrictions contained in our agreements and other factors which our board of directors deems relevant.  We do pay a semi-annual 6% dividend in cash or shares of common stock on our Series D Preferred Convertible Stock for so long as such shares are outstanding. To date, one share dividend of 57,186 common shares has been issued.

Financial Condition and Results of Operations

Overview: We showed a profitable quarter for the first time in our operating history during the second quarter of 2005 as we continued to execute on existing vehicle orders to the U.S. Army and the U.S. Marine Corps.  During the three month period ended June 30, 2005 we delivered 22 Buffalo vehicles to the Army and 2 Cougars to the Marine Corps as part of our contract backlog from 2004.  Vehicle sales together with associated spare parts, service, and training generated gross revenue of $18,295,357, against which we incurred $18,164,724 in cost of sales and other expenses, resulting in a net gain of $130,633.  The following table sets forth our consolidated statements of operations for the three month period ended June 30th for the years 2004 and 2005. The discussion and analysis that follows should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

Consolidated Statement of Operations

	Three Months ended June 30th
	2005	2004

Revenue	$18,295,357	$15,578
Cost of sales	14,258,685	296,527

Gross profit/(loss)	4,036,672	(280,949)
SG&A	3,732,020	1,673,385

Income/(Loss) from operations	$304,652	$(1,954,334)

Interest expenses	(203,503)	(4,133)
Other income	29,484	477

Total other income (expense)	(174,019)	(3,656)

Net income/(loss)	$130,633	$(1,957,990)

Weighted-average common shares
Basic	34,403,512	13,206,105
Diluted	44,557,203	20,881,254

Profit/(Loss) per share	$0.0038	$(0.1483)
Diluted Profit/(Loss) per share	$0.0029	$(0.0938)

Revenue: Revenue for the three month period ended June 30, 2005 was $18,295,357, representing an increase of $18,279,779 compared to the same period in 2004. The increase during this period was mainly due to the increased level of vehicle production we have achieved since last year.  Our revenue is derived from the sale of our Buffalos and Cougars vehicles and the sale of spare parts and other support services, however we do not book any income until our products are formally accepted by our customers.  The revenue we received during this three month period thus reflects amounts we previously carried on our balance sheet as deferred revenue pending acceptance of the final products by the U.S. Army and the U.S. Marines. During the three month period ending June 30, 2005, we received $17,221,543 from vehicle sales and $1,073,814 from the sale of spare parts and other support services.

Cost of Sales: Cost of sales (to include vehicles and spare parts) for the three month period ended June 30, 2005 was $14,258,685, representing an increase of $13,962,158 compared to the same period in 2004.  The increase during this period was mainly due to the increased level of vehicle production, and the corresponding increased cost of labor and material associated with our manufacturing activities.  Cost of sales for our vehicles was 78% of gross revenues for the three month period ended June 30, 2005.  We had no vehicle sales during the second quarter of in 2004.  Cost of sales for our spare parts was 64.6% of gross revenues for the three month period ended June 30, 2005 compared to 87.3% for the same period in 2004.  As we continue to expand our production capacity, we expect to achieve increased cost efficiency from volume purchasing, improvements in our manufacturing processes and the allocation of indirect costs across a broader production base, resulting in a projected decrease in the cost of sales as a percentage of gross revenues.

Selling, General and Administrative Expenses: Selling, General and Administrative expenses for the three months ended June 30, 2005 were $3,732,020, representing an increase of $2,058,635 compared to the same period in 2004.  This increase included $276,539 Research & Development expenditures, $752,562 commission and settlement related expenses, $563,536 attributable to benefits for new employees, and $100,365 associated with the cost of maintaining a senior mechanic in Iraq to ensure the highest level of support for our vehicles deployed with the U.S. Marine Corps.  We expect our Selling, General and Administrative expenses to increase over time as we continue to expand our production capacity to meet increasing sales demand and we expect the percentage of our Selling, General and Administrative expenses in relation to gross revenues to decrease as we achieve greater efficiencies of scale.

Net Gain: Net Gain for the three months ended June 30, 2005 was $130,633, representing an increase of $2,088,623 as compared to the net loss of $1,957,990 incurred during the same period in 2004.  This increase reflects our progress in achieving gross profits on the sale of our vehicles and spare parts, and our achieving increased revenues from increased vehicle production levels.

Future Results: Based on our projections, we expect to incur a loss during the three month period ending September 30, 2005 due to a drop in production levels resulting from the completion of our prior contract backlog and the gradual ramp up in production of vehicles under our new contract.  During such period, we will continue to incur expenses associated with our infrastructure expansion, and we will not be in a position to fully realize revenue from new contract vehicle deliveries. However, during the three month period ending December 31, 2005 we expect to absorb the majority of expansion costs and achieve a higher level of production capacity, resulting in a return to profitability for that period.

Backlog: On April 23, 2004 we announced a contract award to deliver Cougar Hardened Engineer Vehicles (“HEV”) to the United States Marine Corps, of which 14 were initially funded under the contract. On March 8, 2005 the US Marine Corp exercised its option to increase the number of HEV vehicles by 14, for a total of 28 vehicles. As of June 30, 2005 we have delivered a total of 15 HEV vehicles, and have a remaining backlog of 13 Cougar HEV vehicles to be delivered under this contract. On May 17, 2004 we announced the award of a contract to deliver 21 Buffalo vehicles to the U.S. Army and in October 2004 we were awarded a separate contract by the US Army for an additional 15 Buffalo vehicles. Initial deliveries under these contracts began during the fourth quarter of 2004, and as of June 30, 2005 we have delivered a total of 33 Buffalo vehicles, leaving a backlog of 3 Buffalo vehicles to be delivered under these two contracts.  As of June 30, 2005 our sales backlog for the 13 Cougar HEV vehicles and the 3 remaining Buffalo vehicles is approximately $8,000,000.  During the period ended June 30, 2005, we announced the award of a new contract by the United States Marine Corps for delivery of up to 122 Cougar Joint Explosive Ordinance Disposal Rapid Removal (“JERRV”) vehicles to be delivered during the 2005 and 2006. As of June 30, 2005 the value of this JERRV contract (together with associated spares parts and training) is $93,000,000.

Trends, Risks and Uncertainties

The results of our operations for the period ended June 30, 2005 reflect a generally positive trend in the continued growth of our company.  During 2004 we were awarded contracts by the US Army for 36 Buffalos and by the US Marines for 28 Cougars, for a total of 64 vehicles.  We delivered 14 of the vehicles during 2004, 10 of the vehicles during the three months ended March 31, 2005 and 24 vehicles during the three month period ended June 30, 2005.  As of June 30, 2005 we have a backlog of 16 vehicles under these prior contracts with a remaining contract value of $7,565,000.  Based upon our current production schedule, we anticipate that during the third quarter of 2005 we should complete deliveries of all Buffalo and Cougar vehicles remaining from the contracts awarded to us during 2004.

In addition to continued performance of our contract backlog, during the period ending June 30, 2005, we were awarded a new contract by the U.S. Marine Corps System Command for delivery under three Delivery Orders of 122 Cougars (designated JERRV – for “Joint Explosive Removal and Recovery Vehicles”) with associated spares and training, for a total amount not to exceed $87,190,000.  These vehicles are scheduled for delivery commencing in third quarter 2005 and ending in first quarter 2006 and will be used by the Marine Corps, the Army and the Navy under a joint services agreement. Set out below is a table showing actual and projected deliveries of our vehicles during 2004 and 2005, based on our internal estimates although our actual results may vary depending upon parts and material availability, actual production schedules, production efficiencies and other contingencies discussed in this report.

Projected Vehicle Deliveries 2005

	Actual 2004-Total		Actual Q1-2005		Actual Q2-2005		Projected Q3-2005		Projected Q4-2005		Projected 2005-Total
Buffalo (MRPV)	9		2		22		3		0		36
Cougar (HEV)	5		8		2		13		0		28
Cougar (JERRV)	0		0		0		10		50		60
Total Vehicles	14		10		24		26		50		124
Vehicle Revenue (Figures approximate)	$9.0	M	$5.0	M	$17.0	M	$13.0	M	$25.0	M	$69	M

While our current trend of increasing revenues has enabled us to achieve profitability for the first time in our history, and the new joint services contract reflects a broader, growing demand for our vehicles, we are faced with the challenge of expanding our manufacturing capacity to fully exploit this opportunity.  Meeting this challenge will be the primary focus of our management during the third and fourth quarters of 2005.

Our new contract for production of 122 JERRV vehicles presents an exciting opportunity for us but it also presents the challenge of expanding our production capacity to meet our customer’s expedited delivery schedule. Resource constraints, that previously existed in the company, prevented the company from preparing for the current “expedited” opportunities.   Accepting such challenges has created the significant current opportunities but may expose us to several potential risks, including the risk of risk of non-performance and/or loss of liquidity.  To meet the vehicle delivery schedule required by the customer, we must substantially expand our production capabilities beyond our present state, specifically increasing capacity to more than 20 vehicles per month. To meet this goal, we have undertaken the following steps:

•                  Management Team – we have restructured our senior management team, by hiring a Chief Executive Officer, an experienced President for our operating subsidiary, new Vice Presidents of Quality and Human Resources, new Program Managers and several new departmental directors.  These executives bring substantial depth of experience to our Company and have filled critical gaps in our operations.  We will continue to seek qualified and experienced individuals as required to meet our future needs.

•                  Workforce Expansion – we are expanding our workforce to meet our operational requirements by adding employees to the engineering, quality, purchasing and production departments. As of June 30, 2005, we had 248 employees and long term independent contractors, an increase of 63 employees and contractors from December 31, 2004.

•                  Infrastructure Improvement – we are improving and expanding our infrastructure to accommodate an increased workforce and increased production capacity.  Such activities include leasing an additional 17,000 square feet of office space, implementing a new telecommunication system and a new Material Resource Planning system, implementing company-wide training programs to improve our internal systems and processes, and constructing new manufacturing fixtures and production cells.

•                  Business Agreements – to assist us in undertaking this rapid expansion program we have entered into agreements with various consultants and vendors to provide mission critical support.  These agreements include an arrangement with Spartan Chassis, Inc. to provide vehicle integration services, an agreement with Ricardo, Inc. to provide automotive engineering services; and an agreement with Apt Leadership to provide management leadership services and analytic software.  We will continue to utilize third parties as necessary to meet current requirements during the process of building our internal capabilities.

We recognize there are risks associated with our substantial and on-going expansion. In the event we are delayed in meeting the delivery schedule under the JERRV contract, we may be obligated to pay liquidated damages for any delayed vehicle, and in the event of substantial failure to perform, the customer could cancel the contract and/or claim additional damages. Payment of liquidated damages could negatively impact our future liquidity, and since we are incurring significant costs associated with our expansion program based on the expectation of future contract revenues, loss of the JERRV contract would have a dramatic impact on both our liquidity and our financial performance.

In the past, we encountered some difficulties in securing the necessary components for our vehicles, for example steel, truck chassis, axle sets and ballistic glass. In response, we have identified multiple vendors for certain components so we have alternate sources of supply if necessary. Additionally, we have implemented a program of advance purchasing and stockpiling critical materials. For example, we currently have pre-purchased steel and truck parts to ensure availability of material needed for current and potential future orders.   While we do not currently expect the potential non-availability of parts or raw materials to materially affect our operations, there is a possibility that delays or increased costs could negatively impact our financial performance if circumstances change. Apart from the foregoing, the main uncertainty about our future operations is whether we will continue to receive additional orders for our vehicles. It is impossible to predict with certainty whether such future orders will be placed by existing or new customers. If we do not receive future orders, it is unlikely that our business will continue. However, we believe our vehicles provide proven blast and ballistic protection, and that for so long as there is a risk of bodily harm to service personnel from explosive blasts, there will be a market for our products.

Liquidity and Capital Resources

Current Liquidity: For the six month period ending June 30, 2005, we had a starting cash balance of $2,264,406 and an ending cash balance of $8,812,344 representing an increase in our cash of $6,547,938.  During the six month period ended June 30, 2005, we incurred a net cash loss from operations of $4,804,546 (mostly the result of inventory purchases), we paid down $4,000,000 in short term debt outstanding under our credit facility, and we invested $1,092,676 in infrastructure expansion.  To meet our cash needs during this period, we sold 15,800 shares of our Series D Convertible Preferred Stock for $15,800,000 and we exercised the balance of $445,985 remaining under our Equity Line of Credit facility originally entered into on September 20, 2003 with Dutchess Private Equities Fund. During 2005 the Dutchess Equity Line of Credit was completely repaid.

Future Liquidity: Our Current Assets exceed our Current Liabilities by $13,412,549 and we have only nominal long-term debt ($159,153).  Based on these circumstances and our cash projections, we believe we have sufficient cash resources to cover our fixed costs during the next reporting period ending September 30, 2005, and to fund our expected operational activities. In addition to our cash on hand, we expect to receive the $6,565,000 balance due for the 15 vehicles remaining under our 2004 contract backlog, and under the JERRV contract we expect to receive monthly payments according to scheduled performance milestones. In addition, we have secured a revolving credit line of $5,000,000 through GC Financial Services, Inc. which includes a Factoring Agreement allowing us to factor our U.S. government contract receivables and receive payment within 24-48 hours of delivery, greatly reducing the impact of the government contract payment cycle on our short term liquidity.  During the third quarter we expect to incur substantial operating and investment expenses as we expand our manufacturing capacity to fulfill our production requirements and commence production of the JERRV vehicles, however we expect the cash available from these sources will be adequate to meet our projected financial requirements.

Uncertainties: Our currently anticipated level of revenue and cash flow are subject to some uncertainties. The amount of funds that we will require depends on several factors, including without limitation, the extent and timing of sales of our products, future inventory costs, the timing and costs associated with the expansion of our manufacturing, development, engineering and customer support capabilities, the timing and cost of our product development and enhancement activities and our operating results. We expect in the future to be able to generate cash flows from operations sufficient to satisfy our cash requirements, but if were unable to do so, we may need to seek alternative sources of cash. Potential sources of such cash could include leasing capital equipment, securing lines of credit, or making additional sales of our securities. If we raise funds through the sale of securities, the common stock currently outstanding could be diluted.  There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, research and development, production, or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations. Finally, realization of a major portion of the assets shown on our balance sheet is dependent upon the success of our future operations.

Inflation

We do not believe that inflation has had or is likely to have any significant impact on our revenues. However, there is currently a shortage of the type of steel we use in our products. We currently have enough steel on hand or on order to manufacture to our existing contracts. We continue to purchase steel anticipating future requirements. If the price of steel increases significantly, the cost of our products could increase. It is unlikely we will be able to pass on this cost under our current contracts. As a result, if the cost of our raw materials increases, our profitability, if any, could decrease.

Subsidiaries

As of June 30,, 2005, we had two wholly-owned subsidiaries, Force Protection Industries, Inc. a Nevada corporation and TSG, International, a Nevada corporation.

Contractual Obligations

Leases

The Company leases space in three buildings in Ladson, South Carolina for its principal executive offices and manufacturing facilities.

The term of the lease for Building One is three years, with a 5 year option, starting June 1, 2005.  Annual rent is $119,880 plus utilities, taxes and maintenance. The Company has 7,190 square feet of office space and 9,139 square feet of warehouse space in Building One.

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

We have deposited $160,000 to secure the building leases.

Long Term Commitment

The Company has issued Purchase Orders to secure components and the steel needed for production. As of June 30, 2005 the Company has $43,895,367 of such material commitments. These purchases are expected to be financed by existing cash, debt and cash flows from operations.

On June 29, 2005, the Company entered into a services contact with Ricardo Engineering, an international automotive consultancy. Under the terms of the contract, Ricardo will provide an integrated bill of materials including chassis assemblies and subassemblies in the Cougar product line, automated drawings and model updates, design releases, and vehicle validation tasks for the Joint EOD Rapid Response Vehicle. Ricardo will receive an estimated $1,682,000.00 for its services and materials as outlined in the Purchase Order.

ITEM 3 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting.  Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Changes in Internal Controls over Financial Reporting

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

Code of Ethics

We have adopted a Code of Ethics that applies to all executive officers and other employees. Our Code of Ethics is available for review on our website at www.forceprotectioninc.com.

PART TWO – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

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

On May 12, 2005, Atlantis Partners, Inc. filed a complaint in the Circuit Court for the 15th Judicial Circuit, Palm Beach County Florida for breach of terms related to a finder’s fee agreement dated March 28, 2003.  The complaint alleges damages of at least

$400,000 in fees, plus costs and interest.  This matter is too preliminary for us to predict the outcome however we intend to vigorously defend against Atlantis Partner’s claims.

In March 2005, we received a letter from H.C. Wainwright & Co., Inc. threatening litigation. The potential dispute relates to a letter agreement between H.C. Wainwright & Co and us dated November 29, 2004. The dispute has been settled for $225,000 plus warrants to purchase 150,000 shares of unregistered common stock at an exercise price of $3.75/share.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 4, 2005, we issued 57,186 restricted shares of our common stock to seven investment groups valued at $100,076 as a stock dividend.

During the three months ended March 31, 2005, we issued an aggregate of 116,172 restricted shares of our common stock for the exercise of warrants generating $139,750 per a private placement offering dated April 10, 2002.

On February 9, 2005, we issued a total of 59,717 restricted shares of common stock to four individuals or entities for settlement for investment related services to us.  The value for services rendered, that was paid in common stock was $153,473.

During the three months ended March 31, 2005, we issued 14,876 restricted common shares to GC Financial in exchange for cash ($38,700) for Year 2004 interest payable.

During the three months ended March 31, 2005, we issued an aggregate of 152,404 post-split common shares at an average price of $2.6834 per share, generating $408,975 for the payback of the Dutchess Equity Line.

During the three months ended June 30, 2005, we issued an aggregate of 1,331,429 unrestricted shares of common stock for the exercise of 2,796 Series D convertible preferred shares pursuant to a private placement offering dated January 19, 2005. These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933 (as amended) in that:

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

STOCK OPTION PLAN

Currently, we do not have a stock option plan.  We have issued 647,833 common stock options at a strike price of $1.50 of which as of June 30, 2005 there were 180,557 vested shares.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

NOTE REGARDING OUR AUDITORS

The firm of Jaspers and Hall, PC purchased the assets of our former audit firm - Michael Johnson and Company, LLC - during 2004. The company chose to use Jaspers and Hal, PC after the asset purchase as the preceding company was familiar with the company’s financial records.  This decision was made in an attempt to maintain continuity in the audit procedure.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K

On April 18, 2005, we filed an 8-K regarding departure of directors or principle officers. Mr. McGilton was named Chief Executive Officer replacing Mr. Ervin who will continue to act as director and as General Counsel.

On May 18, 2005, we filed an 8-K regarding entry into a material definitive agreement. The U.S. Department of Defense awarded us a procurement contract for 71 vehicles not to exceed $45.7 million.

On May 23, 2005, we filed an 8-K regarding entry into a material definitive agreement. The U.S. Department of Defense awarded us a procurement contract for 17 vehicles not to exceed $16.5 million.

On June 27, 2005, we filed an 8-K regarding entry into a material definitive agreement. The U.S. Department of Defense awarded us a procurement contract for 34 vehicles not to exceed $24.9 million.

On July 8, 2005, we filed an 8-K regarding entry into a material definitive agreement and creation of a direct financial obligation.  We issued a demand note with a maximum principal amount of $5 million to GC Financial Services, Inc.  The Demand Note will bear interest at a fixed rate of 4% per month.

EXHIBIT INDEX

NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger (included as Attachment A to exhibit 99.2 to the Form DEF 14A filed November 19, 2004, and incorporated herein by reference).

3.1	Articles of Incorporation (included as Attachment B to exhibit 99.2 to the Form DEF 14A filed November 19, 2004, and incorporated herein by reference).

3.2	By-Laws (included as Attachment C to exhibit 99.2 to the Form DEF 14A filed November 19, 2004, and incorporated herein by reference).

3.3	Amended Articles of Incorporation (included as Attachment D to exhibit 99.2 to the Form DEF 14A filed November 19, 2004, and incorporated herein by reference).

4.1	Certificate of Designation for Series D Convertible Preferred Stock, dated January 19, 2005 (included as exhibit 4.1 to the Form 8-K filed January 27, 2005, and incorporated herein by reference).

4.2	Form of Common Stock Purchase Warrant, dated January 19, 2005, (included as Exhibit 4.2 to the Form 8-K filed January 27, 2005, and incorporated herein by reference).

4.3	Securities Purchase Agreement, dated January 19, 2005 (included as Exhibit 4.3 to the Form 8-K filed January 27, 2005, and incorporated herein by reference).

4.4	Registration Rights Agreement, dated January 19, 2005 (included as Exhibit 4.4 to the Form 8-K filed January 27, 2005, and incorporated herein by reference).

4.5	Amended and Restated Certificate of Designation for Series B Convertible Preferred Stock (included as exhibit 4.1 of the Form 8-K filed February 15, 2005, and incorporated herein by reference).

4.6	Amended and Restated Certificate of Designation for Series C Convertible Preferred Stock (included as exhibit 4.2 of the Form 8-K filed February 15, 2005, and incorporated herein by reference).

4.7	Bridge Facility between the Company and GC Financial Services, Inc., dated June 29, 2005 (included as Exhibit 4.1 to the Form 8-K filed July 8, 2005, and incorporated herein by reference).

4.8	Demand Note between the Company and GC Financial Services, Inc., dated June 29, 2005 (included as Exhibit 4.2 to the Form 8-K filed July 8, 2005, and incorporated herein by reference).

10.1	Sonic Jet Corporation 2000 Stock Option Plan & Advisory and Consulting Agreement, dated May 1, 2000 (included as Appendix A to the Form 14C filed June 30, 2000, and incorporated herein by reference).

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

10.22	Employment Agreement between the Company and Gordon McGilton, dated January 27, 2005 (included as Exhibit 10.22 to the Form 10-KSB/A filed April 22, 2005, and incorporated herein by reference).

10.23	Employment Agreement between the Company and Ted McQuinn, dated February 4, 2005 (included as Exhibit 10.23 to the Form 10-KSB/A filed April 22, 2005, and incorporated herein by reference).

10.24

Order for Supplies or Services between the Company and U.S. Department of Defense, dated May 13, 2005 (included as Exhibit 10.1 to the Form 8-K filed May 18, 2005, and incorporated herein by reference).

10.25

Order for Supplies or Services between the Company and U.S. Department of Defense, dated May 18, 2005 (included as Exhibit 10.1 to the Form 8-K filed May 23, 2005, and incorporated herein by reference).

10.26

Order for Supplies or Services and Delivery Order between the Company and U.S. Department of Defense, dated June 23, 2005 (included as Exhibit 10.1 to the Form 8-K filed June 27, 2005, and incorporated herein by reference).

10.27	Purchase and Sale Agreement the Company and GC Financial Services, Inc., dated June 29, 2005 (included as Exhibit 10.1 to the Form 8-K filed July 8, 2005, and incorporated herein by reference).

10.28	Security Agreement the Company and GC Financial Services, Inc., dated June 29, 2005 (included as Exhibit 10.2 to the Form 8-K filed July 8, 2005, and incorporated herein by reference).

10.29	Purchase Order between the Company and Ricardo Engineering, dated June 29, 2005 (included as Exhibit 10.1 to the Form 8-K filed July 19, 2005, and incorporated herein by reference).

31.1	Certification of the Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes— Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORCE PROTECTION, INC.

Date: Aug. 15, 2005

By:	/s/ Gordon McGilton
Gordon McGilton
Chief Executive Officer

Date: Aug. 15, 2005

By:	/s/ Thomas Thebes
Thomas Thebes
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Name	Title	Date

/s/ R. Scott Ervin	Director, and	Aug. 15, 2005
R. Scott Ervin	General Counsel

/s/ Gordon McGilton	Director, and	Aug. 15, 2005
Gordon McGilton	Chief Executive Officer

/s/ Frank Kavanaugh	Chairman of	Aug. 15, 2005
Frank Kavanaugh	the Board of Directors

/s/ Gale Aguilar	Director	Aug. 15, 2005
Gale Aguilar