Form 10QSB
period 2005-09-30
FORCE PROTECTION INC
filed 2005-11-15
CIK 1032863

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-22273

FORCE PROTECTION, INC.

Nevada	84-1383888
(State of Incorporation)	(I.R.S. EIN)

9801 Highway 78, Bldg #2
Ladson, South Carolina
29456

Issuer’s telephone number: (843) 740-7015

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No ☒

As of September 30, 2005, the Issuer had 35,355,047 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐     No ☒

PART I – FINANCIAL INFORMATION

ITEM 1  - FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Force Protection, Inc. and Subsidiary

We have reviewed the accompanying consolidated balance sheet of Force Protection, Inc., and Subsidiary as of September 30, 2005, and the related consolidated statement of operations for the three month and nine month periods ended September 30, 2005 and consolidated statement of cash flows for the nine month period ended September 30, 2005. These financial statements are the responsibility of the company’s management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 18, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet as of December 31, 2004, and the related statements of operations, stockholders’ equity and cash flows for the period January 1, 2004 to December 31, 2004  (not presented herein).  In our report dated March 18, 2005, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2005 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/ Jaspers + Hall, PC
October 14, 2005

FORCE PROTECTION, INC.

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2005

(Unaudited)

ASSETS
Current Assets
Cash	$1,248,688
Accounts Receivable	1,738,661
Other Current Assets	301,696
Inventories – Net	22,018,555
Total Current Assets	$25,307,600

Other Assets
Fixed Assets – Net	2,080,266

TOTAL ASSETS	$27,387,866

LIABILITIES AND SHAREHOLDER EQUITY
Current Liabilities
Accounts Payable	$9,856,853
Accrued Payroll Taxes	58,369
Deferred Revenue	1,533,264
Other Accrued Liabilities	534,108
Accrued Expenses	2,658,523
Total Current Liabilities	$14,641,117

Long-Term Liabilities	3,145,084

TOTAL LIABILITIES	$17,786,201

Shareholder’s Equity:
Preferred Series D, $1,000 par value, 20,000 shares authorized: 13,004 issued and outstanding	13,004,000
Common stock, $.001 par value; 300,000,000 shares authorized; 35,355,047 shares issued and outstanding	35,355
Additional paid-in capital	37,975,024
Retained earnings	(41,412,714)
TOTAL SHAREHOLDERS’ EQUITY	9,601,665

TOTAL LIABILITIES AND SHREHOLDER EQUITY	$27,387,866

See Accountants’ Review Report

FORCE PROTECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues	$9,303,526	$93,727	$33,452,306	$1,752,158

Cost of Sales	7,770,078	757,459	28,426,699	2,285,937

Gross Profit	$1,533,448	$(663,732)	$5,025,607	$(533,779)

Operating Expenses:
Selling, General & Administrative	4,780,232	2,406,902	11,705,347	5,706,937

Total Operating Expenses	4,780,232	2,406,902	11,705,347	5,706,937

Gain/(Loss) from Operations	$(3,246,784)	(3,070,634)	$(6,697,740)	(6,240,716)

Other Income/Expenses
Other Income	18,797	1,608	86,821	38,352
Interest Expense	(364,235)	(167,766)	(844,993)	(193,699)
Non recurring warranty expense	(2,012,989)	—	(2,012,989)	—

Total Other Income (Expense)	(2,358,427)	(166,158)	(2,771,161)	(155,347)

Net Gain/(Loss)	$(5,605,211)	$(3,236,792)	$(9,450,901)	$(6,396,063)

Basic Gain/(Loss) per share	$(0.1636)	$(0.2389)	$(0.2758)	$(0.4721)

Diluted Gain/(Loss) per share	$(0.1262)	$(0.1268)	$(0.2128)	$(0.2505)

Weighted average common shares outstanding
Basic	34,267,811	13,547,611	34,267,811	13,547,611
Diluted	44,421,503	25,531,433	44,421,503	25,531,433

See Accountants’ Review Report

FORCE PROTECTION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Cash Flows from Operating Activities:
Net income	$(9,450,901)	$(6,396,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	272,633	117,180
Common Stock issued for services	—	470,841
Warranty and royalties	336,000	(117,434)
Inventory write off	270,000	—
Changes in assets and liabilities:
(Increase) decrease in accounts rec	(684,688)	(2,092,786)
(Increase) in inventory	(13,258,642)	(7,895,579)
(Increase) in other assets	(59,786)	(180,410)
(Decrease) increase in accounts payable	7,989,490	1,725,254
(Decrease) increase in payroll taxes payable	58,369	10,840
(Decrease) in accrued expenses	(293,090)	—
(Decrease) in deferred revenue	(1,112,452)	6,274,105
Increase in accrued expense	1,526,367	730,000
Net Cash Used In Operating Activities	(14,406,700)	(7,354,052)

Cash Flows from Investing Activities
Purchase of property and equipment	(1,471,347)	(893,267)
Proceeds from sale of PPE	155,442	—
Cash Flows Used In Investing Activities	(1,315,905)	(893,267)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	233,510	7,672,457
Proceeds from issuance of preferred stock	15,800,000	—
Proceeds from convertible debt - line of credit	—	1,500,000
Payments on short term debts	(360,975)	(369,387)
Payments on capitalized lease	(110,732)	(90,774)
Payments on long-term liab	(854,916)	(94,973)
Notes payable - payments	—	(100,000)
Cash Flows Provided By Financing Activities	14,706,887	8,517,323

Net (Decrease) Increase in Cash and Cash Equivalents	(1,015,718)	270,004

Cash and Cash Equivalents at Beginning of Period	2,264,406	278,777

Cash and Cash Equivalents at End of Period	$1,248,688	$548,781

See Accountants’ Review Report and Accompanying Notes To These Financial Statements

FORCE PROTECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

NOTE 1 - PRESENTATION OF INTERIM INFORMATION

In the opinion of the management of Force Protection, Inc. and its wholly-owned subsidiaries, the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2005, and the results of operations and cash flows for the three and nine months periods ended September 30, 2004 and 2005. Interim results are not necessarily indicative of results for a full year.

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

NOTE 3 - INVENTORIES

The Company is in the process of implementing a material resource planning system to improve the Company’s internal controls over inventory.  This process is expected to continue throughout 2005 and into 2006. Beginning July 2004, the Company set up an inventory loss reserve of $10,000 per month which was increased beginning July 2005 to $50,000 per month. This will be adjusted according to physical inventory results scheduled for December 2005.  To date, the Company has a $270,000 reserve balance.

Inventories at September 30, 2005 consisted of the following:

Raw materials and supplies	$12,944,366
Work in process	9,344,189
Total Gross Inventories:	22,288,555
Less: Provision for Loss	(270,000)

Total Net Inventories	$22,018,555

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2005 consisted of the following:

Furniture and fixtures	$387,443
Machinery and equipment	1,778,579
Test Equipment	16,790
Manuals	104,798
Vehicles	30,464
Demo vehicles	425,845
Less depreciation and amortization	(663,653)

Net property and equipment	$2,080,266

Depreciation expense for the quarter ended September 30, 2005 was $89,779 as compared to $82,775 for the same period in 2004.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases space in three buildings in Ladson, South Carolina for its principal executive offices and manufacturing facilities.

The term of the lease for Building One is three years starting September 1, 2005, with an option to renew for an additional five years.  Annual rent is $119,880 plus utilities, taxes and maintenance. The Company has 7,190 square feet of office space and 9,139 square feet of warehouse space in Building One.

The term of the lease for Building Two is five years starting July 15, 2004, with an option to renew for an additional five years. Annual rent is $439,500 for the first year plus utilities, taxes and maintenance, and $439,500 base rental for the next four years, which may be adjusted by increases to the Consumer Price Factor by three to seven percent.

The term of the lease for Building Three is five years starting October 15, 2003. Annual rent is $215,000 for the first year plus utilities, taxes and maintenance, and $258,000 base rental for the next four years. The Company has 84,800 square feet of space in Building Three.

We have deposited $160,000 as security for such leases.

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

Compensation of Executive Officers & Directors

On January 27, 2005, the Company entered into an agreement with Mr. Gordon McGilton to act as our Chief Quality Officer. Under the terms of such agreement, Mr. McGilton is to receive a base salary of $180,000 plus an annual bonus of $180,000 and reimbursement for travel, lodging and other out of pocket expenses incurred during employment. We also agreed to provide Mr. McGilton stock options once we adopt a stock option plan.  Effective April 18, 2005, the Company appointed Mr. McGilton as Chief Executive Officer.  Additionally, Mr. McGilton joined the board of directors.  Mr. McGilton does not presently receive any compensation for his service as a director.

On February 4, 2005, the Company entered into an agreement with Mr. Ted McQuinn to act as President of our subsidiary Force Protection Industries, Inc. Under the terms of such agreement, Mr. McQuinn is to receive compensation of $180,000 per year, plus an annual grant (for a period of three years) of unregistered common stock valued at $100,000 and a one time grant of unregistered common stock valued at $20,000.

On November 15, 2004, the Company entered into an employment agreement with Mr. R. Scott Ervin to act as our General Counsel.  Under the terms of such agreement, Mr. Ervin is to receive compensation of $118,000 per year, plus relocation expenses of $15,000, plus a grant of unregistered common stock valued at $108,000.  Effective January 1, 2005 the annual compensation under such agreement was increased to $140,000. On January 27, 2005, Mr. Ervin was appointed by the Board to act as Interim Chief Executive Officer during our search for a Chief

Executive Officer. Upon the appointment of the new Company Chief Executive Officer on April 18, 2005, Mr. Ervin ceased to serve as the Interim Chief Executive Officer but continues to serve as General Counsel and a member of the board of directors. Mr. Ervin does not presently receive any compensation for his service as a director.

On November 8, 2004 the Company entered into an employment agreement with our Director Mr. Gale Aguilar to act as our Interim Chief Executive Officer. Under the terms of such agreement, Mr. Aguilar is to receive compensation of $180,000 per year, plus a grant of unregistered common stock, such stock to vest on January 1, 2005. This agreement was terminated effective January 27, 2005. Mr. Aguilar does not presently receive any compensation for his service as a director.

On March 31, 2003 the Company entered into an employment agreement with Mr. Frank Kavanaugh to act as our Vice President of Business Development. Under the terms of such agreement, Mr. Kavanaugh is to receive compensation of $180,000 per year.  In addition, on December 31, 2004 Mr. Kavanaugh received a one time grant of 10 Series C shares and 41,667 common shares valued at $180,000.  On May 14, 2005 Mr. Kavanaugh resigned from his employment with the Company, but continues to serve on the board of directors as Chairman.  In connection with Mr. Kavanaugh’s resignation, the Company agreed to pay for 24 months of health coverage valued at $24,178.  Mr. Kavanaugh does not presently receive any compensation for his service as a director.

Legal Proceedings

On May 12, 2005, Atlantis Partners, Inc. filed a complaint against us in the Circuit Court for the 15th Judicial Circuit, Palm Beach County Florida for alleged breach of terms related to a finder’s fee agreement dated March 28, 2003.  The complaint alleges damages of at least $400,000 in fees, plus costs and interest.  We have answered the complaint and intend to vigorously defend against Atlantis Partner’s claims.

Non-recurring Warranty Expense

During the period ending September 30, 2005 the Company booked a non-recurring warranty expense of $2,012,989 for the cost of rework to certain Cougar HEV vehicles delivered under Contract M67854-04-D-5099.  This rework is being undertaken to ensure the highest level of operational readiness of our Cougar HEV vehicles currently deployed in Iraq.

NOTE 6 - OTHER TRANSACTIONS

During the three month period ending March 31, 2005, we issued the following securities:

•                  57,186 restricted shares of common stock valued at $100,076 as payment of the semi-annual dividend due to our Series D Convertible Preferred stockholders.

•                  116,172 restricted shares of our common stock as a result of the exercise of warrants issued pursuant to a private placement offering dated April 10, 2002.  We received $139,750 as consideration for the purchase of such stock pursuant to such warrants.

•                  59,717 restricted shares of common stock valued at $153,472.69 as compensation due for services rendered to us by certain consultants.

•                  14,876 restricted common shares valued at $38,700 as interest pursuant to the terms of our agreement with GC Financial Services, Inc.

•                  152,404 common shares valued at $408,975 pursuant to the terms of our agreement with Dutchess Private Equities Fund, L.P.

During the three month period ending June 30, 2005, we issued the following securities:

•                  1,331,429 shares of our common stock pursuant to the conversion of 2,796 shares of our Series D Convertible Preferred stock.

During the three month period ending September 30, 2005, we issued the following securities:

•                  224,511 shares of our common stock valued at $321,939 as payment of the semi-annual dividend due to our Series D Convertible Preferred stockholders.

•                  9,950 shares of unregistered common stock valued at $20,000 pursuant to the terms of our employment agreement with the President of Force Protection Industries, Inc.

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

Series B Convertible Preferred Stock

The board of directors has authorized twenty five shares of “Series B” Convertible Preferred Stock. As of September 30, 2005, there were no shares of Series B preferred stock issued and outstanding. Holders of the Series B preferred stock, have the right to vote, with the holders of common stock, on any matter to which the common stock holders are entitled to vote. Each holder of the Series B Stock is entitled to such number of votes as shall be equal to the aggregate number of shares of Common Stock into which such holder’s shares of Series B Stock are convertible immediately after the close of business on the record date fixed for such meeting or the effective date of such written consent, plus such number of votes that equals twenty percent of the number of votes to which the holders of other securities of the Company are entitled as of such dates multiplied by the fraction obtained by dividing the number of Series B shares held by each such owner by the total number of Series B Shares issued and outstanding. If the Company is liquidated, distributes its assets, dissolves or winds-up, the holders of Series B preferred stock shall receive the greater of (i) $2,500 per share of Series B preferred stock they hold at the time of such Liquidation, or (ii) their pro rata share of the total value of our assets and funds to be distributed, assuming the Series B preferred stock is converted to common stock.   On February 10, 2005 the Board of Directors approved a resolution adopting an Amended and Restated Certificate of Designation for Series B Convertible Preferred Stock.  The Board Resolution was ratified and approved by a majority of the Series B shareholders.  The Amended and Restated Certificate of Designation permits the Board of Directors to convert the Series B stock into common stock. The conversion rate for the Series B stock is 759,166 shares of common stock for each share of Series B stock.

Series C Convertible Preferred Stock

The board of directors has authorized one hundred fifty shares of “Series C” Convertible Preferred Stock. As of September 30, 2005, there were no shares of Series C preferred stock outstanding.  The holders of the Series C Stock may vote on any amendment, alteration, or repeal of any provision of the Articles of Incorporation or Bylaws of the Corporation or any other action that materially and adversely alters or changes the voting powers, preferences, or other special rights or privileges, or restrictions of the Series C Stock, subject to certain limitations, and any increase in the authorized number of shares of Series C Stock.  In the event of any voluntary or involuntary liquidation, distribution of assets (other than the payment of dividends), dissolution or winding-up of the Company, Series C Stock shall have preferential rights to Series B Stock whereby Series C Stock shall get a one hundred and fifty percent return on its capital, after which time Series B Stock and Series C Stock shall participate, on a pro rata basis, based on the number of shares of the Company’s common stock into which the Series B Stock and the Series C Stock are convertible at the time of the liquidation, distribution of assets, dissolution or winding-up.  On February 10, 2005 the Board of Directors approved a resolution adopting an Amended and Restated Certificate of Designation for Series C Convertible Preferred Stock. The Board Resolution was ratified and approved by a majority of the Series C shareholders.  The Amended and Restated Certificates of Designation permits the Board of Directors to convert the Series C stock into common stock. The conversion rate for Series C stock is 75,916 shares of common stock for each share of Series C stock.

Series D Convertible Preferred Stock

On January 20, 2005 the Company authorized twenty thousand shares of Series D 6% Convertible Preferred Stock. On January 21, 2005, the Company issued 15,800 shares of Series D stock in a private placement.  As of September 30, 2005 there were 13,004 shares of Series D stock outstanding.  Holders of the Series D stock are entitled to receive cumulative dividends at the rate per share of 6% per annum, payable semi-annually on March 1 and September 1, beginning with the first such date after the original issue date.  The Preferred Series D does not have voting rights.  Upon any liquidation, dissolution or winding-up of the Corporation, whether voluntary or involuntary, the Holders of the Series D shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Preferred Stock an amount equal to the Stated Value per share plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon before any distribution or payment shall be made to the holders of any Junior Securities.  Each share of Series D Preferred Stock will convert into the number of shares of the Company’s common stock equal to $1,000 divided by the conversion price at the holder’s discretion.  The current conversion price is $2.10.

NOTE 8 – RECEIVABLES & FACTORING

In June 2005 we entered into an agreement with GC Financial Services, Inc for a Bridge Facility and associated Demand Note with a stated principal amount of $5,000,000. We can draw on such Facility up to the face value of the Note and are obligated to pay interests on any amounts outstanding under such Facility at a fixed rate of 4% per month. Additionally, we entered into a Security Agreement covering our accounts, inventory, equipment, general intangibles, and certain other assets as collateral to secure payment of the Demand Note. Finally, we entered into a Purchase and Sale Agreement (the “Factoring Agreement”) with GC Financial Services pursuant to which we agreed to sell receivables under our Government Contract No. M67854-05-D-5091 in an amount not to exceed $63,000,000. Under the terms of such agreement, we receive 98.1% of the value of such receivables within 24-48 hours of delivery to GC Financial.

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

NOTE 10 - MATERIAL COMMITMENTS

As of September 30, 2005 the Company has issued purchase orders in the amount of $31,011,912 to secure components and materials needed for our manufacturing operations.

On July 26, 2005, the Company entered into a consulting agreement with Partners Consulting Services to provide computer software integration services for our business operating system. The value of such services could exceed $1,000,000, depending upon the scope of services we request such consultants to perform.

On August 22, 2005, the Company entered into an engineering services agreement with TecStar LP to provide engineering services to support our manufacturing operations, including the development of work instructions, control plans, router, key characteristics, inspection instructions, layout, fixturing, material plans, process flow diagrams, metrics and repair plans. The value of such agreement is $2,742,640.

On September 29, 2005, the Company entered into an engineering services agreement with Ricardo, Inc. an international engineering firm. Under the terms of the contract, Ricardo will provide an integrated bill of materials including chassis assemblies and subassemblies in the Cougar product line, automated drawings and model updates, design releases, and vehicle validation tasks for the Joint EOD Rapid Response Vehicle. The value of such services could exceed $1,600,000, depending upon the scope of services we request such consultants to perform.

NOTE 11- STOCK COMPENSATION PLAN

Currently, the Company does not have a formal stock compensation plan.

NOTE 12 - DEFERRED REVENUE

The Company only recognizes revenue from the sales of our vehicles to our US Government customers upon formal acceptance by the customer, however the Company does receive performance based payments in accordance with agreed milestones under our government contracts. The Company records such performance based payments as deferred revenue and carries them on our balance sheet until formal acceptance by the customer. As of September 30, 2005, the Company had $1,533,264 as deferred revenue resulting from three contracts, one from the U.S. Army for our Buffalo vehicle, one from the U.S. Marine Corps for our Cougar (HEV) vehicles and one from a joint Department of Defense contract for our Cougar (JERRV) vehicles.

NOTE 13 - DEBT

As of September 30, 2005, the Company had $3,145,084 total long-term debt, which includes long-term payables with no effective or stated interest or maturity dates, and includes $3,000,000 outstanding balance due under the Bridge Facility with GC Financial Services, Inc.

NOTE 14 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our Chief Executive Officer, Mr. McGilton, is a principle of APT Leadership, a consulting firm the Company has hired to provide various business consulting services and certain business software.  As of September 30, 2005 APT Leadership has billed the Company $209,948 for such services and software.

NOTE 15 – BUSINESS SEGMENT ANALYSIS

The following table sets forth a business segment analysis of our financial results for the three months ended September 30, 2005:

(000’s) (approximate)	F.P. Industries	F.P. Inc	Total
Sales	$9,304		$9,304
Cost of sales	7,770		7,770

Gross profit	1,534		1,534
G.P.%	16.5%		16.5%
SG&A	4,621	159	4,780

Segment P&L	$(3,087)	$(159)	$(3,087)

Mine, ballistic and blast protected vehicles and spares provided 100% of the total sales and 100% of the total cost of goods sold.

NOTE 16 – STOCK OPTIONS

We have issued options to purchase 647,833 shares of our unregistered common stock to certain employees at a purchase price of $1.50 per share.

NOTE 17 – GOVERNMENT AUDIT LIABILITY

The Company receives revenue from various federal agencies under sales contracts.  Such contracts are subject to audit by the U.S. Government, which could lead to requests for reimbursement to the purchaser for expenditures not in compliance with the terms of the contract. Based on Federal Accounting Regulations (FAR) we may be subject to reductions in overall contract award pricing due to potential rate changes in manufacturing overhead, G&A, and margin. On September 9, 2005 the U.S. Army issued a unilateral modification to our Contract W909MY-05-C-0001 as part of the “definitization” of such contract, resulting in a contract price which was $1,300,000 less than the amount requested by the Company. The Company intends to appeal such decision.

NOTE 18 – GOING CONCERN

Our financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business.  The Company had recurring losses of $31,961,186 at December 31, 2004 and negative cash flows during the nine month period ending September 30, 2005 of $1,015,718. The ability of the Company to operate as a going concern depends upon its ability to obtain outside sources of working capital and/or generate positive cash flow from operations. Management is aware of these requirements and is implementing plans to secure sources of long term financing, increase sales revenues and optimize our operating margins.  Notwithstanding the foregoing, there can be no assurance that the Company will be successful in obtaining such financing, that it will have sufficient funds to execute its business plan or that it will generate positive operating results. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 19 – RESEARCH AND DEVELOPMENT COST

Research and development (R&D) cost are expensed as incurred. During the period ending September 30, 2005 we incurred $403,923 in R&D expenses.

NOTE 20 - COMMON STOCK WARRANTS

As of September 30, 2005 the following warrants to purchase shares of the Company’s common stock are outstanding:

•                  warrants to purchase 6,250 shares of unregistered common stock at $2.40/share expiring April 1, 2006

•                  warrants to purchase 67,709 shares of unregistered common stock at $4.80/share expiring May 20, 2006

•                  warrants to purchase 284,376 shares of common stock at $3.75/share expiring January 19, 2007

•                  warrants to purchase 322,918 shares of unregistered common stock at $0.84/share expiring through November 15, 2008

•                  warrants to purchase 2,633,333 shares of common stock at $3.75/share expiring January 19, 2008

•                  warrants to purchase 20,000 shares of unregistered common stock at $1.20/share expiring September 23, 2008

All of the foregoing warrants are immediately exercisable. The fair value of all these warrants was insignificant at the issuance date.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS

Cautionary Statement Concerning Forward-Looking Statements

This Report contains forward-looking statements, including, without limitation, statements concerning possible or assumed future results of operations and those preceded by, followed by or that include the words “believes,”

“could,” “expects,” “intends,” “anticipates,” or similar expressions. Our actual results could differ materially from these anticipated in the forward-looking statements for many reasons including our ability to raise capital when necessary; availability of parts and raw materials for our products; continued customer acceptance of our products; on-going success of our research and development efforts and other risks described in our annual report on Form 10-KSB filed with the SEC and elsewhere in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

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

Principles of Consolidation: The consolidated financial statements include the accounts of Force Protection, Inc., and our two wholly owned subsidiaries, Force Protection Industries, Inc. (formerly Technical Solutions Group, Inc.) and TSG International, Inc. for the quarter ended September 30, 2005. All inter-company balances and transactions are eliminated in consolidation.

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

Goodwill: Under SFAS No. 142. Goodwill and other Intangible Assets, all goodwill amortization ceased effective January 1, 2002. Rather, goodwill is now subject to only impairment reviews. A fair-value based test is applied at the reporting level. This test requires various judgments and estimates. A goodwill impairment loss will be recorded for any goodwill that is determined to be impaired. We follow SFAS 142, Goodwill and Intangible Assets, which requires us to test goodwill for potential impairment annually. When the carrying value exceeds fair value, the impairment is the difference between the carrying value of goodwill and the implied value. The implied value of goodwill is the difference between the fair value for the unit as a whole and the value of individual assets and liabilities using an “as-if” purchase price.

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

Dividend Policy: We have never declared or paid a cash dividend on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination to pay cash dividends on our common stock will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, restrictions contained in our agreements and other factors which our board of directors deems relevant.  Under the terms of the Certificate of Designation for our Series D Convertible Preferred stock, we are obligated to pay a semi-annual 6% dividend in cash or shares of common stock on the outstanding shares of Series D stock.

Financial Condition and Results of Operations

Overview:  Our third quarter financial results for 2005 show a net loss from operations, caused by a temporary decline in vehicle deliveries during this period.  We expected this decline to occur, as we finished production of the backlog from our 2004 contracts and continue to ramp up our processes to undertake production and delivery of the new JERRV vehicles under our Contract M67854-05-D-5091 with the United States Marine Corps.  During the quarter ending September 30, 2005, vehicle sales together with associated spare parts, service, and training generated gross revenue of $9,303,526, against which we incurred total costs and expenses of $14,908,737, resulting in a net loss from operations of $5,605,211.  The expenses incurred during this period, which include substantial amounts for materials and parts to support the JERRV contract and expenses associated with our infra-structure build up, will help us achieve our estimated production capacity of up to two vehicles per day by early 2006.

During this three month period we also announced a new order received from the U.S. Marine Corps for the purchase of four Buffalo vehicles (with associated spares, service and training) for a total contract price of $3,852,026.  We expect to deliver two of the Buffalo vehicles under such contract during 2005 and the remaining two in early 2006.

The following table sets forth our consolidated statements of operations for the three month period ended September 30 for the years 2004 and 2005. The discussion and analysis that follows should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

Consolidated Statement of Operations

	Three Months ended September 30th
	2005	2004

Revenue	$9,303,526	$93,727
Cost of sales	7,770,078	757,459

Gross profit/(loss)	1,533,448	(663,732)
SG&A	4,780,232	2,406,902

Income/(Loss) from operations	$(3,246,784)	$(3,070,634)

Interest expenses	(364,235)	(167,766)
Non-recurring Expense	(2,012,989)	—
Other income	18,797	1,608

Total other income (expense)	(2,358,427)	(166,158)

Net income/(loss)	$(5,605,211)	$(3,236,792)

Weighted-average common shares
Basic	34,267,811	13,547,611
Diluted	44,421,503	25,531,433

Profit/(Loss) per share	$(.1636)	$(.2389)
Diluted Profit/(Loss) per share	$(.1262)	$(.1268)

Revenue: Revenue for the three month period ended September 30, 2005 was $9,303,526, representing an increase of $9,209,799 compared to the same period in 2004. The increase during this period was mainly due to the increased level of vehicle production we have achieved compared with last year.  Our revenue is derived from the sale of our Buffalo and Cougar vehicles and the sale of spare parts and other support services, however we do not record any income until our products are formally accepted by our customers.  The revenue we received during this three month period thus reflects amounts we previously carried on our balance sheet as deferred revenue pending acceptance of the final products by the U.S. Army and the U.S. Marines. During the three month period ending September 30, 2005, we received $8,168,355 from vehicle sales and $1,135,171 from the sale of spare parts and other support services.  As predicted, the revenue from the sale of spare parts continues to increase, driven by the increasing number of our vehicles delivered and deployed to areas of operations.  We intend to continue to develop this spare parts business as an increasingly important part of our revenue base.

Cost of Sales: Cost of sales (including vehicles and spare parts) for the three month period ended September 30, 2005 was $7,770,078 representing an increase of $7,012,619 compared to the same period in 2004.  The increase during this period was mainly due to the increased level of vehicle production, and the corresponding increased cost of labor and material associated with our manufacturing activities. The cost of sales for the three month period ending September 30, 2005 was 84% of gross revenues for such month period, compared with 808% for the same period in 2004, representing an 89% decrease in our gross margin.  This decrease in our gross margin is the result in part of increasing efficiency of our manufacturing operations. Cost of sales for our spare parts was 57% of gross revenues for the three month period ended September 30, 2005 compared to 57% for the same period in 2004.  As we continue to expand our production capacity, we expect to achieve increased cost efficiency from volume purchasing, improvements in our manufacturing processes and the allocation of indirect costs across a broader production base, resulting in a projected decrease in the cost of sales as a percentage of gross revenues.

Selling, General and Administrative Expenses: Selling, General and Administrative expenses for the three months ended September 30, 2005 were $4,780,232 representing an increase of $2,373,330 compared to the same period in 2004.  This increase included $403,923 research & development expenditures, $156,915 commission and settlement related expenses, $263,635 attributable to relocation and recruiting costs for new employees, $116,430 for employee training and $125,984 associated with the cost of maintaining our Field Service Representatives in Iraq to ensure the highest level of support for our vehicles deployed with the U.S. Marine Corps.  We expect our Selling, General and Administrative expenses to increase over time as we continue to expand our production capacity to meet increasing sales demand, however we expect the percentage of our Selling, General and Administrative expenses in relation to gross revenues to decrease as we achieve greater efficiencies in our operations.

Non-recurring Warranty Expense: During the period ending September 30, 2005 the Company booked a non-recurring warranty expense of $2,012,989 for the cost of rework to certain Cougar HEV vehicles delivered under Contract M67854-04-D-5099.  This rework is being undertaken to ensure the highest level of operational readiness of our Cougar HEV vehicles currently deployed in Iraq, and reflects our commitment to providing the best possible product to our customers, however such one time expense has contributed to our predicted net loss for the three month period ending September 30, 2005.

Net Gain/(Loss): Net Loss for the three months ended September 30, 2005 was $5,605,211 representing an increase of $2,368,419 as compared to the net loss of $3,236,792 incurred during the same period in 2004.  This increase reflects our expected temporary decline in production and delivery levels resulting from the completion of our prior contract backlog and our continuing build-up of materials and parts needed to support the JERRV program.  This increase also includes the non-recurring expense of $2,012,989 for the cost of rework to certain Cougar HEV vehicles discussed above. During this period, we continued to incur expenses associated with our infrastructure expansion but have not been in a position to fully realize revenue from new contract vehicle deliveries.  As such, we do not believe that the financial results for this period are representative of our projected future results.

Backlog: On April 23, 2004 we announced a contract award to deliver Cougar Hardened Engineer Vehicles (“HEV”) to the United States Marine Corps, of which fourteen were initially funded under the contract. On March 8, 2005 the US Marine Corp exercised its option to increase the number of HEV vehicles by fourteen, for a total of twenty-eight vehicles. As of September 30, 2005 we have delivered a total of twenty-three HEV vehicles, and have a remaining backlog of five Cougar HEV vehicles to be delivered under this contract. On May 17, 2004 we announced the award of a contract to deliver twenty-one Buffalo vehicles to the U.S. Army and in October 2004 we were awarded a separate contract by the U.S. Army for an additional fifteen Buffalo vehicles. Initial deliveries under these contracts began during the fourth quarter of 2004, and as of September 30, 2005 we have delivered all thirty-six Buffalo vehicles, leaving no backlog under these two contracts with the US Army.  As of September 30, 2005 the value of our sales backlog for the five Cougar HEV vehicles is approximately $2,000,000.  During the second quarter of 2005 we announced the award of a new contract by the U.S. Marine Corps for delivery of up to one hundred twenty two Cougar Joint EOD Rapid Response Vehicles (“JERRV”) to be delivered during 2005 and 2006, with a total value (with associated spares parts and training) of approximately $93,000,000.  As of September 30, 2005 we have delivered two JERRV vehicles and have a remaining backlog of one hundred twenty vehicles under the JERRV contract. During this three month period ending September 30, 2005 we also announced a new order from the US Marine Corps for the purchase of four Buffalo vehicles (with associated spares, service and training) for a total contract price of $3,852,026.00.

Future Results: During the upcoming three month period ending December 31, 2005 we expect to have incurred the majority of our presently anticipated infra-structure expansion costs and to achieve a substantially increased level of vehicle production capacity, resulting in increased revenues and a return to profitability for that period.  Set out below is a table showing actual and projected deliveries of our vehicles during 2004 and 2005, based on our internal estimates although our actual results may vary depending upon parts and material availability, actual production schedules, production efficiencies and other contingencies discussed in this report.

Vehicle Deliveries 2004 - 2005

	Actual 2004-Total	Actual Q1-2005		Actual Q2-2005		Actual Q3-2005		Projected Q4-2005		Projected 2005-Total
Buffalo (MRPV)	9	2		22		3		4		31
Cougar (HEV)	5	8		2		8		3		21
Cougar (JERRV)	0	0		0		2		21		23
Total Vehicles	14	10		24		13		28		75
Vehicle Revenue (Figures approximate)	$9.0	5.0	M	17.0	M	9.0	M	15.0	M	46.0	M

Trends, Risks and Uncertainties

The results of our operations for the period ended September 30, 2005 reflect the expected temporary decline in revenues as part of the predicted growth of our Company.  During 2004 we were awarded contracts by the US Army for a total of thirty six Buffalos and by the US Marines for twenty eight Cougars.  We commenced production during 2004 (delivering fourteen of these vehicles) and as of September 30, 2005 we have produced and delivered all remaining Buffalos and the majority of the outstanding Cougar (HEV) vehicles.  As we completed this backlog, we have also undertaken to build substantially greater production capacity to meet the expected demand for our vehicles under the JERRV contract for one hundred twenty-two Cougars (and for potential follow on orders). While the JERRV contract reflects a broader, growing demand for our vehicles, we continue to face the challenge of expanding our manufacturing capacity to fully exploit this opportunity.  During the third quarter of 2005 we have moved aggressively to meet this challenge, hiring additional workforce, expanding our facilities, improving our operating systems and refining our manufacturing processes.  These activities have required a significant commitment of short term resources, but we expect the long term benefits will be substantial.

We recognize there are risks associated with our on-going expansion activities. In the event we are delayed in meeting the delivery schedule under the JERRV contract, we may be obligated to pay liquidated damages for any delayed vehicle, and in the event of any substantial failure to perform, the customer could cancel the contract and/or claim additional damages. Payment of liquidated damages could negatively impact our future liquidity, and since we are incurring significant costs associated with our expansion program based on the expectation of future contract revenues, loss of the JERRV contract would have a dramatic impact on both our liquidity and our financial performance.  We currently do not have reason to expect such outcome.

In the past, we have encountered some difficulties in securing the necessary components for our vehicles, for example steel, truck chassis, axle sets and ballistic glass. To mitigate this risk, we have identified multiple vendors for certain components to ensure we have alternate sources of supply if necessary. Additionally, we have implemented a program of advance purchasing and stockpiling critical materials. For example, we currently have pre-purchased steel and truck parts to ensure availability of material needed for current and potential future orders. While we do not currently expect the potential non-availability of parts or raw materials to materially affect our operations, there is a possibility that delays or increased costs could negatively impact our financial performance if circumstances change. Apart from the foregoing, the main uncertainty about our future operations is whether we will continue to receive additional orders for our vehicles. It is impossible to predict with certainty whether such future orders will be placed by existing or new customers. If we do not receive future orders, it is unlikely that our business will continue. However, we believe our vehicles provide proven blast and ballistic protection, and that for so long as there is a risk of bodily harm to service personnel from explosive blasts, there will be a market for our products.

Liquidity and Capital Resources

Current Liquidity: For the nine month period ending September 30, 2005, we had a starting cash balance of $2,264,406 and an ending cash balance of $1,248,688, representing a decrease in our cash of $1,015,718.  During the nine month period ended September 30, 2005, we incurred a net cash loss from operations of $9,450,901 (mostly the result of inventory purchases and operational costs associated with our internal growth), we paid down $4,000,000 in short term debt outstanding under our credit facility, and we invested $1,471,347 in equipment relating to our infrastructure expansion.  To meet our cash needs during this period, we sold 15,800 shares of our Series D Convertible Preferred Stock for $15,800,000 and we exercised the balance of $445,985 remaining under our Equity Line of Credit facility originally entered into on September 20, 2003 with Dutchess Private Equities Fund. In July 2005 we entered into a secured Bridge Facility Agreement with GC Financial Services, Inc. to provide short term financing up to a maximum amount of $5,000,000 (which amount may be increased at the Lender’s option to $7,000,000).  As of September 30, 2005 the outstanding balance under such Facility was $3,000,000 leaving an unused balance of $2,000,000.

Future Liquidity: Our Current Assets exceed our Current Liabilities by $10,666,483 and we have $3,145,084 in long-term debt, however, we continue to be reliant on outside sources of capital and the receivables from our vehicle sales to generate continuing cash flow to meet our operating requirements. The ability to factor our U.S. Government receivables under the Purchase & Sale Agreement with GC Financial Services, Inc. allows us to receive payment within 24-48 hours of vehicle delivery and reduces the impact of the government contract payment cycle on our short term liquidity.  However, we need to regularly manage our cash resources to maintain our liquidity and it is likely that we will need to secure additional sources of financing to ensure adequate cash for operations during the upcoming fourth quarter. During the period ending December 31, 2005 we expect the infra-structure expenses we have incurred in connection with our production ramp-up will begin to level off or decline and our vehicle and spare parts sales revenues to increase as we increase vehicle deliveries under the JERRV contract.  As our expenses level out and our revenues increase, we expect to achieve positive cash flow by the end of the fourth quarter of 2005 or early in the first quarter of 2006.

Uncertainties: The amount of working capital that we will require depends on several factors, including without limitation, the extent and timing of sales of our products, future inventory costs, the timing and costs associated with the expansion of our manufacturing, development, engineering and customer support capabilities, the timing and cost of our product development and enhancement activities and our operating results.  The realization of a major portion of the assets shown on our balance sheet is dependent upon the success of such future operations.  By early 2006 we expect to be able to generate cash flows from operations sufficient to satisfy our cash requirements, but if were unable to do so, we may need to seek alternative sources of cash. Potential sources of such cash could include leasing capital equipment, securing lines of credit, or making additional sales of our securities. If we raise funds through the sale of securities, the common stock currently outstanding could be diluted.  There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, research and development, production, or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations.

On October 18, 2005 our former Chief Financial Officer resigned from the Company.  We have continued our search for a new Chief Financial Officer and will take the time necessary to ensure we hire a candidate qualified to meet the demands of our continued growth and expanded activities.  We do not currently anticipate that the resignation of our former Chief Financial Officer will have a material impact upon on our operations.

Inflation & Material Cost

We do not believe that inflation has had or is likely to have any significant impact on our revenues, and we currently are not facing any material shortages of material or parts. We currently have enough steel on hand or on order to manufacture our existing contracts, and we continue to purchase steel anticipating future requirements. If the price of steel increases significantly, the cost of our products could increase, and we may not be able to pass on this cost under our current contracts. As a result, if the cost of our raw materials increases our profitability on such current contracts, if any, could decrease.

ITEM 3 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB.  Based on this evaluation, our Chief Executive Officer and our Interim Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting.  Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

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

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On May 12, 2005, Atlantis Partners, Inc. filed a complaint against us in the Circuit Court for the 15th Judicial Circuit, Palm Beach County Florida for alleged breach of terms related to a finder’s fee agreement dated March 28, 2003.  The complaint alleges damages of at least $400,000 in fees, plus costs and interest.  We have answered the complaint and intend to vigorously defend against Atlantis Partner’s claims.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

STOCK OPTION PLAN

We have issued options to purchase 647,833 shares of our unregistered common stock to certain employees at a purchase price of $1.50 per share.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 - OTHER INFORMATION

NOTE REGARDING OUR AUDITORS

During 2004, the accounting firm of Jaspers and Hall, PC purchased the assets of Michael Johnson and Company, LLC - our former independent auditors.  To maintain continuity in the audit procedure, we chose to use the services of Jaspers and Hall after such purchase, as the preceding company was familiar with our financial records. Our Board of Directors has confirmed the withdrawal of Michael Johnson & Co., LLC as our principal accountants and has ratified the appointment of Messrs Jaspers + Hall, PC to serve as our independent public accountants for the fiscal year ending December 31, 2005.

There have been no disagreements with Michael Johnson & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Michael Johnson & Co.’s satisfaction, would have caused them to make reference to the subject matter of such disagreements in connection with their report on our consolidated financial statements for such year. Michael Johnson & Co.’s report on our consolidated financial statements for the fiscal year ended December 31, 2004 did not contain an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles, however, they were modified to include an explanatory paragraph wherein they expressed substantial doubt about our ability to continue as a going concern.

During the year ended December 31, 2004 and through the date hereof, we did not consult with Jaspers + Hall, PC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K

On July 8, 2005, we filed an 8-K regarding entry into a material definitive agreement and creation of a direct financial obligation or an obligation under an off-balance sheet arrangement. We issued a demand note with a maximum principal amount of $5 million to GC Financial Services, Inc.  The Demand Note will bear interest at a fixed rate of 4% per month.

On July 19, 2005, we filed an 8-K regarding entry into a material definitive agreement.  We entered into a services contact with Ricardo Engineering whereby Ricardo will provide an integrated bill of materials including Spartan Chassis assemblies and subassemblies in the Cougar product line, automated drawings and model updates, design releases, and vehicle validation tasks for the Joint EOD Rapid Response Vehicle.  Ricardo will receive an estimated $1,682,000.00 for its services and materials as outlined in the Purchase Order.

On August 22, 2005, we filed an 8-K regarding entry into a material definitive agreement.  We entered into an Engineering Services agreement with TecStar whereby we agreed to pay TecStar $2,742,640 in exchange for their engineering services which will include the development of Work Instructions, Control Plans, Router, Key Characteristics, Inspection Instructions, Layout, Fixturing, Material Plans, Process Flow Diagrams, Metrics and Repair Plans.

On September 9, 2005, we filed an 8-K regarding entry into a material definitive agreement.  We agreed to provide the United States Marine Corps four Buffalos, associated spare parts, and a Field Service Representative in Iraq for which the Marines will pay us $3,852,026.

On October 20, 2005, we filed an 8-K regarding departure of directors or principle officers.  The Board of Directors accepted the resignation of Thomas Thebes as our Chief Financial Officer.

On October 27, 2005, we filed an 8-K regarding entry into a material definitive agreement and creation of a direct financial obligation or an obligation under an off-balance sheet arrangement.  On October 21, 2005 the parties agreed to modify that certain Purchase and Sale Agreement with GC Financial Services Inc dated June 2005 to provide: “GC Financial Services shall have no obligation to purchase any Receivables from the Company from and after the date hereof under the terms of that certain Purchase and Sale Agreement dated June 2005 unless and until GC Financial Services shall, in its discretion, determine otherwise.”

EXHIBIT INDEX

NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger (included as Attachment A to exhibit 99.2 to the Form DEF 14A filed November 19, 2004, and incorporated herein by reference).

3.1	Articles of Incorporation (included as Attachment B to exhibit 99.2 to the Form DEF 14A filed November 19, 2004, and incorporated herein by reference).

3.2	By-Laws (included as Attachment C to exhibit 99.2 to the Form DEF 14A filed November 19, 2004, and incorporated herein by reference).

3.3	Amended Articles of Incorporation (included as Attachment D to exhibit 99.2 to the Form DEF 14A filed November 19, 2004, and incorporated herein by reference).

4.1	Certificate of Designation for Series D Convertible Preferred Stock, dated January 19, 2005 (included as exhibit 4.1 to the Form 8-K filed January 27, 2005, and incorporated herein by reference).

4.2	Form of Common Stock Purchase Warrant, dated January 19, 2005, (included as Exhibit 4.2 to the Form 8-K filed January 27, 2005, and incorporated herein by reference).

4.3	Securities Purchase Agreement, dated January 19, 2005 (included as Exhibit 4.3 to the Form 8-K filed January 27, 2005, and incorporated herein by reference).

4.4	Registration Rights Agreement, dated January 19, 2005 (included as Exhibit 4.4 to the Form 8-K filed January 27, 2005, and incorporated herein by reference).

4.5	Amended and Restated Certificate of Designation for Series B Convertible Preferred Stock (included as exhibit 4.1 of the Form 8-K filed February 15, 2005, and incorporated herein by reference).

4.6	Amended and Restated Certificate of Designation for Series C Convertible Preferred Stock (included as exhibit 4.2 of the Form 8-K filed February 15, 2005, and incorporated herein by reference).

4.7	Bridge Facility between the Company and GC Financial Services, Inc., dated September 29, 2005 (included as Exhibit 4.1 to the Form 8-K filed July 8, 2005, and incorporated herein by reference).

4.8	Demand Note between the Company and GC Financial Services, Inc., dated September 29, 2005 (included as Exhibit 4.2 to the Form 8-K filed July 8, 2005, and incorporated herein by reference).

10.1

Sonic Jet Corporation 2000 Stock Option Plan & Advisory and Consulting Agreement, dated May 1, 2000 (included as Appendix A to the Form 14C filed September 30, 2000, and incorporated herein by reference).

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

10.12	Royalty Agreement between the Company and J.J. van Eck, dated April 1, 2004 (included as exhibit 10.13 to the Form 10-QSB filed August 13, 2004, and incorporated herein by reference).

10.13	Contract between the Company and the U.S. Marines, dated April 21, 2004 (included as exhibit 10.14 to the 10-QSB filed August 13, 2004, and incorporated herein by reference).

10.14	Term Sheet between the Company and GC Financial Services, Inc., dated September 16, 2004 (included as exhibit 10.14 to the 10-QSB filed November 15, 2004, and incorporated herein by reference).

10.15	Employment Agreement between the Company and Thomas Thebes (included as Exhibit 10.10 to the Form 10-QSB filed August 13, 2004, and incorporated herein by reference).

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

10.26

Order for Supplies or Services and Delivery Order between the Company and U.S. Department of Defense, dated September 23, 2005 (included as Exhibit 10.1 to the Form 8-K filed September 27, 2005, and incorporated herein by reference).

10.27	Purchase and Sale Agreement the Company and GC Financial Services, Inc., dated September 29, 2005 (included as Exhibit 10.1 to the Form 8-K filed July 8, 2005, and incorporated herein by reference).

10.28	Security Agreement the Company and GC Financial Services, Inc., dated September 29, 2005 (included as Exhibit 10.2 to the Form 8-K filed July 8, 2005, and incorporated herein by reference).

10.29	Purchase Order between the Company and Ricardo Engineering, dated September 29, 2005 (included as Exhibit 10.1 to the Form 8-K filed July 19, 2005, and incorporated herein by reference).

10.30

Solicitation/Contract/Order for Commercial Items and Delivery Order between the Company and the United States Marine Corps, dated September 7, 2005 (included as Exhibit 10.1 to the Form 8-K filed September 9, 2005, and incorporated herein by reference).

10.31	Engineering Services Agreement between the Company and TecStar, dated August 22, 2005 (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORCE PROTECTION, INC.

Date: November 15, 2005

By:	/s/ Gordon McGilton
Gordon McGilton
Chief Executive Officer

Date: November 15, 2005

By:	/s/ R. Scott Ervin
R. Scott Ervin
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures

Name	Title	Date

/s/ Frank Kavanaugh	Chairman, Board of Directors	November 15, 2005
Frank Kavanaugh

/s/ Gordon McGilton	Director, and	November 15, 2005
Gordon McGilton	Chief Executive Officer

/s/ R. Scott Ervin	Director, General Counsel and	November 15, 2005
R. Scott Ervin	Interim Chief Financial Officer

/s/ Gale Aguilar	Director	November 15, 2005
Gale Aguilar