Form 10-K
period 2005-12-31
FORCE PROTECTION INC
filed 2006-04-13
CIK 1032863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005.

☐                                 TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM        TO

Commission File No. 000-22273

FORCE PROTECTION, INC.

(Exact name of issuer as specified in its charter)

Nevada	84-1383888
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
9801 Highway 78, Building No. 1, Ladson, SC	29456
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (843) 740-7015

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common stock, par value $0.001 per share.

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one).

Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2005 was $22,353,816 based on a total of 28,658,739 shares of our common stock held by non-affiliates on December 31, 2005 at the closing price of $0.78 per share.

We had 36,114,217 shares of common stock outstanding as of December 31, 2005.

Documents incorporated by reference: None.

FORCE PROTECTION, INC. FORM 10-K

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

In July 2003, we shifted our principal focus to the production of armored vehicles and moved our corporate headquarters to South Carolina. In August 2003, we changed our name to Force Protection, Inc. to reflect our focus on protected vehicles. In October 2003, we negotiated and finalized an agreement with investors to divest all assets related to our Fire Rescue Boat Business, focusing our primary business operations on the manufacture of armored vehicles. Effective January 1, 2005, we reincorporated from Colorado to Nevada, and we changed the name of our wholly owned subsidiary “Technical Solutions Group, Inc.” to “Force Protection Industries, Inc.”

BUSINESS OVERVIEW

We design and manufacture ballistic and blast-protected military vehicles using proprietary technology derived from South African vehicle development programs carried out from 1972 through 1994. We incorporated further design developments with information from U.N. and other humanitarian mine clearance operations after 1994 into our vehicles, improving their protection and functionality. At December 31, 2005, we had more than 325 employees and we occupy three buildings with a combined floor area of more than 240,000 square feet in a secure manufacturing facility in Ladson, South Carolina.

Our common stock is publicly traded on the NASD “Over the Counter Bulletin Board” under the ticker symbol “FRPT.OB.”

HOW TO CONTACT US

Our address is 9801 Highway 78, Building No. 1, Ladson, SC 29456. Our phone number is (843) 740-7015. Our website address is www.forceprotection.net. Information contained on our website does not constitute part of this report and our address should not be used as a hyperlink to our website.

INDUSTRY OVERVIEW

Mine Protected Vehicles were initially developed in Rhodesia and South Africa in response to the landmine problems arising from the wars in Southern Africa. The vehicles were designed to protect personnel during transport, removal of unexploded ordnance, route clearance, humanitarian de-mining, and other missions that require protection from landmines and hostile fire. The technology has been developed and used in several parts of the world, principally Africa, over the last 20 years in response to the intense use of landmines in that region. We believe the world market for mine-protected vehicles is growing rapidly. Landmines and Improvised Explosive Devices, or IEDs, are weapons of choice for terrorists and insurgent groups because they are highly effective yet relatively low cost. Rising populations in heavily mined regions and the need to utilize and develop such areas means the problem can no longer be ignored. With increasing world tensions, we believe there is a need for vehicles that can provide a level of protection against these threats during a variety of missions. Such missions include troop transport in and around unexploded ordnance or mine threat areas as well as route clearance and humanitarian de-mining—which require entrance into known mine fields or areas of known terrorist activities.

Mine protected vehicles have been purchased worldwide, principally in Africa, with additional purchases by several NATO allied countries. Troop movements in overseas operations face a continuous threat because of the use of land mines or the possibility of ambush and enemy fire. Vehicles that move troops or ordnance economically and provide significant protection against ballistic, incendiary, landmine hazards, and IEDs are useful in these situations. This is a pressing issue for the U.S. and its allies throughout the world.

We believe the world market for blast and ballistic protective vehicles is growing rapidly as regional instability becomes an increasing issue. Typical missions for our vehicles include troop transport in and around unexploded ordnance, areas of risk for IEDs, mine threat areas, humanitarian de-mining and route clearance. Most of these missions require operating in areas of known terrorist activities and have traditionally been accomplished using light weight wheeled utility vehicles, including for example the High Mobility Multi Wheeled Vehicle (“HMMWV” or “Humvee”). However, Humvees were never designed to sustain high powered explosive blasts and these un-armored utility vehicles are vulnerable to enemy fire and offer a prime target for attack. In response to the increasing number of casualties from IEDs and other explosive during Operation Iraqi Freedom, the U.S. has sought to rapidly increase the armor and blast protection of many of its vehicle fleet, including the Humvee, by retrofitting heavy armor to the hulls of these normally lightly armored vehicles. The results have not been satisfactory due in part to the high costs of retrofitting armor into the body of the vehicles and the increased mechanical wear caused by the added weight.

One alternative to using up-armored Humvees was heavy weight troop transport and offensive armor such as the Bradley Fighting Vehicle or the M1A1 Abrams Tank. Conventional armored vehicles such as the Bradley and the Abrams tank do offer some protection from ballistic and blast threats. However, even these are too often no match for the latest batch of powerful IEDs. Further, these vehicles are expensive, and require substantial resources to maintain. They are large and difficult to maneuver in crowded urban environments. Their intimidating offensive weapon systems are not well suited to peacekeeping missions.

Our armored vehicles offer protection against mines and IED blasts. As the U.S. military increases its focus on providing the best equipment available to its troops, we anticipate an increasing market demand for our products.

PRODUCTS

We currently produce two blast-protected vehicles with different mission capabilities: (1) the Buffalo and (2) a lighter vehicle, the Cougar. We are also moving a third vehicle, the Mine-protected Utility Vehicle/Rapid Deployable, or MUV-R,  through the proto-type and development phase. This vehicle was previously referred to as the Lion.

The Buffalo

The Buffalo is our heaviest vehicle—weighing 22 tons—and is designed principally for route clearing activities. It integrates a blast resistant capsule with an American-made truck engine and drive train. We believe that a key aspect of mine protected-vehicle design is the management of hot gasses and concussive energy released by a mine or IED blast. The Buffalo is designed to deflect and dissipate the explosive blast away from the passenger compartment, thus protecting the occupants from harm. Utilizing our advanced technology, the Buffalo is able to withstand even a major explosion. Competing vehicles without benefit of such an advanced V-hull design—such as up-armored Humvees—rely solely on retrofitting heavy armor plates to absorb blast energy as just one aspect of its use. The Buffalo design emphasizes blast and ballistic protection as the vehicle’s primary mission.

We believe that the geometric, V-hull design, along with the materials used, the components selected, our relationship with critical component suppliers and the overall manufacturing process makes our vehicles a desirable solution for blast and ballistic protected vehicles.

The U.S. Army tested the Buffalo at the Aberdeen Proving Grounds to determine its measure of “survivability”—i.e. the  ability of the Buffalo’s blast capsule to effectively protect the occupants and the critical automotive components from the effects of explosive blasts. Following such tests, the U.S. Army has ordered and deployed more than fifty Buffalos for service in Afghanistan and Iraq, and has announced its desire to use the Buffalo in the newly established “Route Clearance Companies” being developed as part of the IED Defeat Task Force. This real-world experience has demonstrated the Buffalo’s ability to withstand blasts without injury to the occupants. We believe that the Buffalo fills a niche in the U.S. Army’s route clearance systems and that used in this capacity, the Buffalo currently has no direct competition. We are currently developing our infra-structure and manufacturing capacity to produce four Buffalo vehicles per month to meet anticipated near term demand.

The Cougar

The Cougar first launched in 2004. We designed the Cougar to serve a broader market and mission range than the Buffalo. Its missions include urban patrol, route clearance support, utility transport and special unit activities. Like the Buffalo, the Cougar employs the geometric V-Hull design to deflect blast energy along with an armored steel capsule affording ballistic protection, and while the Cougar, at 14 tons, is lighter than the Buffalo, it offers a similar level of blast protection. Like the Buffalo, the Cougar uses a standard American automotive drive train and control components which allow service and maintenance similar to that of a commercial truck, making servicing the Cougar less expensive and easier to service. We have produced approximately fifty Cougars to date, all of which have been deployed in active service in Iraq. We are currently developing our infra-structure and manufacturing capacity to produce twenty or more Cougar vehicles per month to meet anticipated near term demand.

Mine-protected Utility Vehicle/Rapid Deployable (MUV-R)

We are currently well into the development of a third vehicle, the MUV-R (pronounced “Mover”). The MUV-R will be the smallest of our vehicles—weighing seven tons or less. Management positioned the MUV-R for use by security services and other agencies requiring blast and ballistic protection for personnel transport in high threat and insurgent-hostile regions. We did not specifically position the vehicle as a replacement for the two-decade old armored Humvee, however Department of Defense efforts to “up-armor” Humvees already deployed to the Army and Marines have proven less than effective. The added weight of the armor strains the vehicle’s engine and drive-train and the method of armor plating is vulnerable to blast energy. The MUV-R’s geometric V-hull design conducts this energy out the sides, protecting the occupants. Being specifically designed for blast and ballistic protection, the MUV-R protects vital engine components to allow continuing vehicle operations even after surviving a blast from a landmine, an IED or a roadside bomb. The U.S. military has recently undertaken market studies to develop a fleet of new “Joint Light Tactical Vehicles” specifically intended to replace the Humvees and we believe that the MUV-R can effectively compete for a share of this newly evolving opportunity. The vehicle is still in its developmental stage and will require further work before it is ready for production.

CUSTOMER ACTIVITY

During 2005, we depended on two principal customers, the United States Army and the United States Marine Corps. In the twelve months ended December 31, 2005, approximately 40% of our revenues were derived directly or indirectly from the U.S. Army and approximately 60% from the U.S. Marine Corps. We expect to continue to depend upon contracts with governmental agencies for a substantial portion of our revenue for the foreseeable future.

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

The following chart illustrates our product deliveries in the last two calendar years and our current backlog:

Vehicle	2004	2005	Backlog
Buffalo	9	31	41	Awarded Feb. 2006
Cougar HEV	5	22	1
Cougar JERRV	0	18	104
	14	71	146

COMPETITIVE POSITIONING

We are subject to significant competition from companies that market products that perform similar functions to our products. This competition could harm our ability to win business and increase the price pressure on our products. The firms we compete against include large, multinational vehicle, defense and aerospace firms such as BAE Land Systems, Textron, Stewart & Stevens, Australian Defense Industries and General Dynamics. Most of our competitors have considerably greater financial, marketing and technological resources than we do which may make it difficult to win new contracts and we may not be able to compete successfully. Certain competitors operate fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their products.

We believe our competitive advantages include:

•       The level of blast and ballistic protection incorporated into our vehicles;

•       Our vehicles are currently deployed in Iraq and Afghanistan and are creating a track record of performance;

•       Our ability to innovate;

•       The high level of supportability of our vehicles;

•       Our “Made in America” status;

•       Our excellent manufacturing facilities; and

•       The prior testing and acceptance of our designs by the U.S. Military.

We believe our products are superior to other vehicles currently in use by the U.S. military for mine and blast protection. Existing military vehicles include Humvees and other non-armored utility support vehicles, or heavy-weight troop transport and offensive armor such as the Bradley Fighting Vehicle or the M1A1 Abrams Tank. The un-armored utility vehicles offer a prime target for attack and efforts to “up-armor” these vehicles have not been totally successful due to the high costs associated with retrofitting armor onto the body of the vehicle and the increased mechanical wear caused by the weight of the armor. Conventional armored vehicles such as the Bradley and the Abrams offer protection from ballistic and blast threats, but are expensive, require substantial resources to maintain, are large and difficult to maneuver in crowded urban environments and are not well-suited to peace keeping missions due to their intimidating offensive weapon systems.

As recent events have shown, there is also an increasing concern over death or injury of U.S. military personnel during operations such as Operation Iraqi Freedom and Operation Enduring Freedom, particularly to reservists and or civilian contractors who are not expected to face front line combat, but who increasingly have become the target of insurgents and terrorists. These concerns have led the U.S. military to adopt armor protection as a base requirement for many of its transport vehicles and to look for ways to defeat the threat of IEDs and other booby trap devices, including developing “route clearance” and other explosive detection and removal teams.

PRODUCTION

Our manufacturing process includes production and/or assembly of all critical components of our vehicles as follows:

•       We utilize proprietary technology and skilled welders to create ballistic and blast protected vehicle capsules which we believe are capable of withstanding the explosive effect of landmines, IEDs and other blast threats encountered in wars, insurgency and urban conflicts.

•       We integrate commercial American-made automotive drive-trains and other components onto the capsules to produce vehicles that have a high level of commonality with the existing U.S. military fleet and can be repaired and maintained by traditional truck mechanics.

Our Ladson facility has sufficient floor space, ample electrical and other utilities and an abundance of existing crane capacity. We have also secured sufficient tools and equipment, and have access to a local pool of labor, including many skilled welders and skilled automotive mechanics. We maintain a dedicated staff of engineers to provide in-house engineering support and utilize various manufacturing approaches to increase efficiency and product quality. We source steel and other raw materials from various key vendors in the United States and overseas, and secure our automotive components from a variety of U.S. suppliers including:

•       Caterpillar;

•       Mack Trucks, a member of the Volvo Group; and

•       Allison Transmission.

SALES AND MARKETING

Our employees, including senior management and the Vice President of Sales, conduct our primary sales and marketing efforts. Currently our primary sales staff resides in South Carolina and Connecticut, but we also have an agreement for an exclusive marketing agent in Israel.

We actively participate in shows involving countermine operations and technology, military vehicle, law enforcement technology and military force protection including the Association of the U.S. Army Annual Conference and Winter Symposium, Marine Expo, and Tactical Wheeled Vehicle conferences. Additionally, our marketing efforts include our web site, some advertising focused on the military community and brochures. We do not use independent referral sources to assist in identifying opportunities for our products and services and we do not pay any referral fees or sales commissions.

RESEARCH AND DEVELOPMENT

In 2005, 2004, and 2003 we spent $1,661,277, $1,230,290 and $102,439, respectively, on research and development. None of these costs were borne by any of our customers.

INTELLECTUAL PROPERTY

We are party to two long term intellectual property agreements covering technology used in the production of our ballistic and blast protected vehicles. One agreement is with the CSIR Defencetek, a division of the Council for Scientific and Industrial Research, a statutory council established in accordance with the Laws of the Republic of South Africa. The other is with MECHAM, a division of Denel Pty Ltd, a company established in accordance with the Laws of the Republic of South Africa. Under these agreements, we pay a fixed royalty in exchange for the exclusive transfer to us of the South African technology used in certain of our products.

PERSONNEL

As of December 31, 2005, we had 327 employees in the U.S. and 2 consultants located in South Africa and Israel. Employees can be broken down into 198 hourly employees and 129 salaried employees. We are not a party to any collective bargaining agreement. We believe our relations with employees are good.

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

ITEM 1A.        RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors, other information included in this Form 10-K. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected, and you may lose some or all of your investment.

RISKS RELATED TO OUR BUSINESS

We had losses since our inception and expect losses to continue in the future. We may never become profitable.

We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price. We experienced net losses of $5,321,624 for the year ended December 31, 2003, $10,245,833 for the year ended December 31, 2004 and $16,565,668 for the year ended December 31, 2005. We have generated significant net losses in recent periods, and experienced negative cash flows from operations in the amount of $4,069,735 for the year ended December 31, 2003, $13,763,396 for the year ended December 31, 2004 and $18,296,127 for the year ended 2005. In recent years, some of the losses were incurred as a result of investments in new product development, inefficiencies while we built up our operations and marketing costs. While we have increased our investments, most notably in inventory, we anticipate that we will continue to generate net losses and we may not be able to achieve or sustain profitability on a quarterly or annual basis in the future. In addition, because large portions of our expenses are fixed, we generally are unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, we may continue to experience net losses, which will make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

We have a limited operating history and may never achieve or sustain profitable operations.

We are an early stage production company. We acquired our subsidiary, Force Protection Industries Inc (formerly Technical Solutions Group, Inc.) in July 2002 and have only recently begun generating significant revenues. We generated revenues from our current products of $6,247,285 for the year ended December 31, 2003, $10,272,757 for the year ended December 31, 2004 and $49,712,829 for the year ended December 31, 2005. The sale of our mine protected vehicles and associated spare parts provided 100% of the sales, 100% of the cost of goods sold and 100% of the loss in 2004 and 2005. Our ability to successfully commercialize our products will depend on, among other things, successful completion of our ongoing development activities, geo-political events, ability to cost effectively manufacture and distribute our products, and the relative cost to the customer of our system as compared to alternative competitive products. Because we focus on emerging markets, market reaction can be difficult to predict. Many of our planned products incorporate technologies or approaches that have not yet achieved broad market acceptance. In addition, we have a limited history of competing in the intensely competitive defense industry. Our technology may not be successfully commercialized or marketed. As a result, we may never achieve or sustain profitable operations.

Our independent accountants have issued a Going Concern Opinion and, if we do not generate enough cash from operations to sustain our business, we may have to liquidate assets or curtail our operations.

The accompanying financial statements have been prepared assuming we will continue as a going concern. During the year ended December 31, 2003, we incurred a net loss of $5,321,624, during the year ended December 31, 2004 we incurred a net loss of $10,245,833 and during the year ended December 31, 2005 we incurred a net loss of $16,565,668. Conditions exist which raise substantial doubt about our ability to continue unless we are able to generate sufficient cash flows to meet our obligations and sustain our operations. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

If we can not access sufficient funds when needed, we may not be able to meet our contractual obligations to deliver our products and our business may fail.

We believe we have sufficient cash resources to continue operations at our current capacity, however in the event of an unanticipated change of circumstances, or if we secure additional orders, we could face liquidity constraints and we could require external financing to fund operations. Until we generate cash flow from operations that will be sufficient to satisfy our cash requirements, we will continue to seek alternative means for financing our operations and capital expenditures and/or postpone or eliminate certain investments or expenditures. Potential alternative means for financing may include leasing capital equipment, lines of credit, or obtaining additional debt or equity financing. When needed, additional financing may not be available, or available on acceptable terms. The inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, research and development, production or marketing of our products, or otherwise curtail or discontinue its operations, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, if we raise funds through the sale of additional equity securities, the common stock currently outstanding will be further diluted.

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

Our government business depends on a limited number of customers, and if any of these customers terminate or reduce their contracts, or if we cannot obtain additional government contracts in the future, our revenues will decline and our results of operations will decrease. Because most of our consolidated revenues were derived directly or indirectly from government contractors, this risk can significantly affect our business, results of operations and financial condition. For the twelve-months ended December 31, 2005 100% of our revenues were derived directly or indirectly from two governmental agencies, the U.S. Army and the U.S. Marine Corps.

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

Competitors may attempt to independently develop similar designs or duplicate our products or designs. We or our competitors may intentionally or unintentionally infringe upon or misappropriate products or proprietary information. In the future, litigation may be necessary to enforce intellectual property rights or to determine the validity and scope of the proprietary rights of others. Any such litigation could be time consuming and costly. Currently we have no patents. Any patent or patents sub-licensed to us relating to current or future products may be challenged, invalidated, or circumvented or the rights granted there-under will may not be held valid if subsequently challenged. Our products are based on technological innovation. Consequently, the life cycles of our products can be relatively short. Our success depends significantly on our ability to establish and maintain a competitive position in this field. Our products may not remain competitive in light of technological developments by others. Our competitors may succeed in discovering and developing technology before we do that would render our technology, and hence our products, obsolete and noncompetitive.

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

As of December 31, 2005 our Directors and Executive Officers in the aggregate, beneficially owned shares equal to 17.6% of our outstanding common stock. These shareholders, if acting together, would be able to exert substantial influence over all matters requiring shareholder approval, including amendments to our Articles of Incorporation, fundamental corporate transactions such as mergers, acquisitions, the sale of the company, and other matters involving the direction of our business and affairs. As a result, although other shareholders may vote their shares, they may have only limited influence on our business and management.

We depend on management and other key personnel and we may not be able to execute our business plan without their services.

Our success and our business strategy depend in large part on our ability to attract and retain key management and operating personnel. Such individuals are in high demand and are often subject to competing employment offers. We depend to a large extent on the abilities and continued participation of our executive officers and other key employees. We do not presently maintain “key man” insurance on any employees. We believe that, as our activities increase and change in character, additional, experienced personnel will be required to implement our business plan. Competition for such personnel is intense and we may not be able to hire them when required, or have the ability to attract and retain them.

RISKS RELATED TO OUR STOCK

“Penny Stock” rules may make buying or selling our securities difficult.

Trading in our securities is subject to the Securities and Exchange Commission’s “penny stock” rules and it is anticipated that trading in our securities will continue to be subject to the penny stock rules for the foreseeable future. The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

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

Our stock price has been subject to significant volatility, and you may not be able to sell shares of common stock at or above the price you paid for them. The trading price of our common stock has been subject to wide fluctuations in the past. From January 2005 to December 2005, our common stock has traded at prices as low as $0.69 per share and as high as $3.60 per share (using post-reverse-split share prices) The market price of the common stock could continue to fluctuate in the future in response to various factors, including, but not limited to: quarterly variations in operating results; our ability to control costs and improve cash flow; announcements of technological innovations or new products by us or our competitors; changes in investor perceptions; and new products or product enhancements by us or our competitors. The stock market in general has continued to experience volatility which may further affect our stock price. As such, you may not be able to resell your shares of common stock at or above the price you paid for them.

ITEM 2.                PROPERTIES

We lease space in three buildings located on a single campus in Ladson, South Carolina for our executive offices and manufacturing facilities, designated Building #1, Building #2 and Building #3.

We lease a portion of Building #1 for use as our executive offices. The term of the lease is three years starting September 1, 2005, with an option to renew for an additional five years. Annual rent is $119,880 plus utilities, taxes and maintenance. The base rent is subject to an annual escalation at the rate of 3% per year. We have 7,190 square feet of office space and 9,139 square feet of warehouse space in Building #1.

We lease all of Building #2. The term of the lease is five years starting July 15, 2004, with an option to renew for another five years. Annual rent is $439,500 for the first year plus utilities, taxes and maintenance, and $439,500 base rental for the next four years, which may be adjusted by increases to the Consumer Price Factor by three to seven percent.

We lease all of Building #3. The term of the lease is five years starting October 15, 2003. Annual rent is $215,000 for the first year plus utilities, taxes and maintenance, and $258,000 base rental for the next four years. We have 84,800 square feet of space in Building #3.

ITEM 3.                LEGAL PROCEEDINGS

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

We may be involved from time to time in ordinary litigation that will not have a material effect on our operations or finances. Other than the litigation described above, we are not aware of any pending or threatened litigation against the company or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

	High	Low	High	Low
	Pre reverse split		Restated for reverse split*
2004
First Quarter	$0.71	$0.07	$8.52	$0.84
Second Quarter	$0.43	$0.13	$5.16	$1.56
Third Quarter	$0.25	$0.13	$3.00	$1.56
Fourth Quarter	$0.40	$0.14	$4.80	$1.68
2005
First Quarter			$3.60	$1.75
Second Quarter			$2.30	$1.28
Third Quarter			$1.80	$1.28
Fourth Quarter			$1.39	$0.69

*                    Effective February 4, 2005, we affected a reverse split of our common stock in the ratio of 12 pre-split shares for every 1 post-split share (12:1).

SHAREHOLDERS

As of December 31, 2005, there were 330 shareholders of record of our common stock.

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

On January 21, 2005 we issued 15,800 shares of Series D 6% Convertible Preferred stock. The Series D Certificate of Designation provides for the payment of a dividend at the rate of 6% simple interest per annum for so long as the Series D shares are outstanding. Dividend payments are semi-annual due March 1 and September 1 and are payable in cash or shares of common stock. On March 4, 2005 we issued 57,186 shares of restricted common stock as a dividend payment to the holders of the Series D Stock. On September 1, 2005 we paid $109,440 plus 224,511 shares of our common stock as a dividend payment to the holders of the Series D stock.

RECENT SALES OF UNREGISTERED SECURITIES

We did not sell unregistered (restricted) securities during the three months  ended December 31, 2005.

ITEM 6.                SELECTED FINANCIAL DATA

	2005	2004	2003	2002	2001
Results of Operations
Net Sales	$49,712,829	$10,272,757	$6,247,285	$2,606,634	$1,199,047
Income (loss) from continuing operations	(16,565,668)	(10,245,833)	(2,389,445)	(5,373,377)	(1,437,818)
Net Loss	(16,565,668)	(10,245,833)	(5,321,624)	(5,373,377)	(1,437,818)
Per Common Share
Earnings (Loss) from continuing operations
Basic	(0.49)	(0.53)	(0.29)	(1.58)	(0.08)
Assuming dilution	(0.49)	(0.53)	(0.29)	(1.05)	(0.07)
Common Stock Dividends	0.00	0.00	0.00	0.00	0.00
Financial Position at Year-End
Property plant and equipment, net	2,138,703	1,036,994	309,068	336,523	1,221,313
Total assets	40,143,758	13,627,196	1,620,114	2,615,451	2,113,779
Total debt	7,641,940	4,471,707	745,584	549,486	—
Shareholders’ Equity	1,684,246	2,683,056	(261,006)	803,450	1,174,914

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements, including, without limitation, statements concerning possible or assumed future results of operations and those preceded by, followed by or that include the words “believes,” “could,” “expects,” “intends,” “anticipates,” or similar expressions. Our actual results could differ materially from these anticipated in the forward-looking statements for many reasons including our ability to raise capital when necessary; availability of parts and raw materials for our products; continued customer acceptance of our products; on-going success of our research and development efforts and other risks described elsewhere in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

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

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•       Revenue recognition;

•       Inventory cost and Associated Reserves; and

•       Allocation of direct and indirect cost of sales.

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

Principles of Consolidation:   The consolidated financial statements include the accounts of Force Protection, Inc., and our two wholly owned subsidiaries, Force Protection Industries, Inc. (formerly Technical Solutions Group, Inc.) and TSG International, Inc. for the year ended December 31, 2005. All inter-company balances and transactions are eliminated in consolidation.

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

Goodwill:   Under SFAS No. 142, Goodwill and other Intangible Assets, all goodwill amortization ceased effective January 1, 2002. Rather, goodwill is now subject to only impairment reviews. A fair-value based test is applied at the reporting level. This test requires various judgments and estimates. A goodwill impairment loss will be recorded for any goodwill that is determined to be impaired. We follow SFAS 142, Goodwill and Intangible Assets, which requires us to test goodwill for potential impairment annually. When the carrying value exceeds fair value, the impairment is the difference between the carrying value of goodwill and the implied value. The implied value of goodwill is the difference between the fair value for the unit as a whole and the value of individual assets and liabilities using an “as-if” purchase price.

Gain/Loss per Share:   We utilize SFAS No. 128, “Earnings per Share.” Basic gain/loss per share is computed by dividing gain/loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted gain/loss per share is computed similar to basic gain/loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Since we have had a loss from continued operations for the periods ending December 31, 2003, 2004 and 2005, in accordance with SFAS No 128 we treat our earnings per share on a “fully diluted basis” as equal to the earnings per share for our outstanding common stock (the reasoning provided under SFAS No 128 for such treatment is that the inclusion of additional potential common shares is anti-dilutive).

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

Dividend Policy:   We have never declared or paid a cash dividend on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination to pay cash dividends on our common stock will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, restrictions contained in our agreements and other factors which our board of directors deems relevant. Under the terms of the Certificate of Designation for our Series D Convertible Preferred stock, we are obligated to pay a 6% dividend in cash or shares of common stock on the outstanding shares of Series D stock.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:   The twelve month period ending December 31, 2005 has been a period of extraordinary growth for us, as we increased our production capacity by more than 407% from the same period ending December 31, 2004 and increased our sales 384%. During this period we completed our vehicle production backlog from 2004 and secured a major new contract for the production of the new Cougar “Joint EOD Rapid Response” vehicles (“JERRV”) under Contract M67854-05-D-5091 for the United States Marine Corps. During the twelve month period ending December 31, 2005 we also announced a new order received from the U.S. Marine Corps for the purchase of four Buffalo vehicles (with associated spares, service and training) for a total contract price of $3,852,026. We delivered all four of these Buffalo vehicles under such contract during 2005. Sales for this period from all sources generated gross revenue of $49,712,829 against which we incurred total cost of goods of $44,415,626 generating a gross profit of $5,297,203. We incurred G&A expenses in the total amount of $18,244,532 resulting in an operating loss of $12,947,329. In 2005 we delivered a total of 71 vehicles (31 Buffalos, 22 Cougar HEV and 18 Cougar JERRV), and made substantial progress in our infra-structure build up toward our current targeted steady production capacity of twenty Cougars per month and 4 Buffalos per month.

The following table sets forth our consolidated statements of operations for the twelve month period ended December 31 for the years 2004 and 2005. The discussion and analysis that follows should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

Consolidated Statement of Operations

	2005	2004	Difference	% Change
Revenues	49,712,829	10,272,757	39,440,072	383.93%
Cost of Sales	44,415,626	11,266,998	33,148,628	294.21%
Gross Profit	5,297,203	(994,241)	6,291,444	632.79%
G.P.%	11%	-10%
G&A Expense	16,583,255	7,906,082	8,677,173	109.75%
R&D Expense	1,661,277	1,230,290	430,987	35.03%
Total G&A	18,244,532	9,136,372	9,108,160
Operating Loss	(12,947,329)	(10,130,613)	(2,816,716)	27.80%
Interest Expense	(1,708,291)	(684,980)	(1,023,311)	149.39%
Non-Recurring Expense	(2,012,989)	0	(2,012,989)
Other Income/(Expense)	102,941	569,760	(466,819)	-81.93%
Total	(3,618,339)	(115,220)	(3,503,119)
Net Income (Loss)	(16,565,668)	(10,245,833)	(6,319,835)	61.68%

Revenue:   Revenue for the twelve month period ended December 31, 2005 was $49,712,829 representing an increase of $39,440,072 compared to the same period in 2004. The increase during this period was due to the increased level of vehicle production we have achieved compared with last year. Our revenue is derived from the sale of our Buffalo and Cougar vehicles and the sale of spare parts and other support services, however we do not record any income until our products are formally accepted by our customers. The revenue we received during this twelve month period thus includes amounts we previously carried on our balance sheet as deferred revenue pending acceptance of the final products by the U.S. Army and the U.S. Marines. During the twelve month period ended December 31, 2005, we received approximately $44,844,704 from vehicle sales and $4,868,125 from the sale of spare parts and other support services. The revenue from the sale of spare parts continues to increase, driven by the increasing number of our vehicles delivered and deployed to areas of operations. We intend to continue to develop this spare parts business as an increasingly important part of our revenue base.

Cost of Sales:   Cost of sales for the twelve month period ended December 31, 2005 was $44,415,626, representing an increase of $33,148,628 compared to the same period in 2004. The increase during this period was due to the increased level of vehicle production, and the corresponding increased cost of direct and indirect labor and material associated with our manufacturing activities. The cost of sales for the twelve month period ended December 31, 2005 was 89% of gross revenues for such twelve month period representing an 11% gross profit for this period, compared with cost of sales of 110% of gross revenues for the same period in 2004, representing a 10% negative gross profit for 2004. This improvement in our gross profit is the result in part of increasing efficiency of our manufacturing operations. As we continue to expand our production capacity, we expect to achieve increased cost efficiency from volume purchasing, improvements in our manufacturing processes and the allocation of indirect costs across a broader production base, resulting in a projected decrease in the cost of sales as a percentage of gross revenue.

General and Administrative Expenses:   General and Administrative expenses for the twelve month period ended December 31, 2005 were $18,244,532 representing an increase of $9,108,160 compared to the same period in 2004. This increase included $1,661,277 in research and development expense, $551,322 attributable to relocation and recruiting costs for new employees, $3,574,569 for employee benefits, $1,107,972 for commission and settlement related expenses, $256,994 for employee training and $922,559 for consulting services. We expect our General and Administrative expenses to increase over time as we continue to expand our production capacity to meet increasing sales demand, however we expect the percentage of our General and Administrative expenses in relation to gross revenues to decrease as we achieve greater efficiencies in our operations. Thus for example, during the twelve month period ending December 31, 2005 our General and Administrative expense was 37% of our gross revenue as compared with 89% for the same period in 2004.

Non-recurring Upgrade Expense Reserve:   During the twelve month period ending December 31, 2005, we booked a non-recurring voluntary product configuration upgrade expense reserve of $2,012,989 for the cost of upgrades to certain Cougar HEV vehicles delivered under Contract M67854-04-D-5099 during 2004 and 2005. These upgrades are being undertaken to ensure the highest level of operational readiness of our Cougar HEV vehicles currently deployed in Iraq, and reflect our commitment to providing the best possible product to our customers. This non-recurring expense contributed to our net loss for the twelve month period ended December 31, 2005. The balance of this reserve as of December 31, 2005 is $1,306,018.

Net Gain/(Loss):   Net Loss for the twelve month period ended December 31, 2005 was $16,565,668 representing an increased loss of $6,319,835 as compared to the net loss of $10,245,833 incurred during the same period in 2004. This increase reflects the costs associated with the intensive infra-structure development program we carried out during 2005, coupled with an expected temporary decline in vehicle production and delivery levels during the third and fourth quarters following the completion of our contract backlog and the commencement of our production under the JERRV contract. This increased loss also includes the non-recurring expense reserve of $2,012,989 for the cost of configuration upgrades to certain Cougar HEV vehicles discussed above. During this twelve month period, we incurred substantial expenses associated with our infrastructure expansion but have not been in a position to fully realize revenue from our increased capacity. As such, we do not believe that the financial results for this twelve month period are fully representative of our projected future results.

Backlog:   On April 23, 2004 we announced a contract award to deliver Cougar Hardened Engineer Vehicles (“HEV”) to the United States Marine Corps, of which fourteen were initially funded under the contract. On March 8, 2005 the U.S. Marine Corps exercised its option to increase the number of HEV vehicles by fourteen, for a total of twenty-eight vehicles. As of December 31, 2005 we delivered a total of twenty-seven HEV vehicles, and have a remaining backlog of one Cougar HEV vehicle to be delivered under this contract, with a value of approximately $400,000. On May 17, 2004 we announced the award of a contract to deliver twenty-one Buffalo vehicles to the U.S. Army and in October 2004 we were awarded a separate contract by the U.S. Army for an additional fifteen Buffalo vehicles. Initial deliveries under these two Buffalo contracts began during 2004 and 2005, and as of December 31, 2005 we have delivered all thirty-six Buffalo vehicles, leaving no backlog under these two contracts with the U.S. Army. During the second quarter of 2005 we announced the award of a new contract by the U.S. Marine Corps for delivery of one hundred twenty-two Cougar Joint EOD Rapid Response Vehicles (“JERRV”) to be delivered during 2005 and 2006, with a total value (with associated spares parts and training) of approximately $93,000,000. As of December 31, 2005 we delivered eighteen JERRV vehicles and have a remaining backlog of one hundred four vehicles under the JERRV contract with an approximate value of $75,000,000 (including associated spares and support). During the twelve month period ended December 31, 2005 we also announced a new order from the U.S. Marine Corps. for the purchase of four Buffalo vehicles (with associated spares, service and training) for a total contract price of $3,852,026.00. We delivered all four of these Buffalo vehicles under such contract during 2005.

On February 3, 2006 we announced the award of a Letter Contract from the U.S. Army for the delivery of 19 Buffalo Vehicles with an option for an additional 27 vehicles. The Army subsequently reduced the number of the additional vehicles from 27 to 22, for a total of 41. The Letter Contract is subject to definitization of terms.

Future Results:   During the upcoming calendar year 2006 we expect to have incurred the majority of our presently anticipated infra-structure expansion costs and to achieve a substantially increased level of vehicle production capacity, resulting in increased revenues and profitability for such upcoming period. Set out below is a table showing actual and projected deliveries of our vehicles during 2004, 2005 and 2006 based on our internal estimates although our actual results may vary depending upon parts and material availability, actual production schedules, production efficiencies and other contingencies discussed in this report.

Vehicle Deliveries 2004, 2005 & 2006

	Actual					Projected
	2004	Q1-2005	Q2-2005	Q3-2005	Q4-2005	Q1-2006	Q2-2006	Q3-2006	Q4-2006
Buffalo	9	2	22	3	4	1	12	12	12
Cougar HEV	5	8	2	8	4	1	0	0	0
Cougar JERRV	0	0	0	2	16	44	60	60	60
Total	14	10	24	13	24	46	72	72	72

TRENDS, RISKS AND UNCERTAINTIES

The results of our operations for the period ended December 31, 2005 reflect the costs associated with our  extraordinary growth, as we evolve from a start up enterprise to become a full scale manufacturing facility. During 2004 we were awarded contracts by the U.S. Army for a total of thirty six Buffalos and by the U.S. Marines for twenty eight Cougars. We were able to build only 14 vehicles during 2004, but during the twelve month period ending December 31, 2005, we increased our total capacity to 71 vehicles, an increase of 407%, including all the 2004 backlog vehicles (apart from one HEV Cougar). At the same time we were working to complete the 2004 backlog, we also undertook the work necessary to increase our production capacity to meet the expected demand for our vehicles under the JERRV contract for one hundred twenty-two Cougars and potential follow-on orders. This included substantial vehicle and automotive engineering work, manufacturing engineering development, hiring and training workforce and the expansion of our manufacturing and administrative facilities. While the JERRV contract reflects a broader, growing demand for our vehicles, we continue to face the challenge of expanding our manufacturing capacity to fully exploit this opportunity. During 2005 we have moved aggressively to meet this challenge by expanding our facilities, improving our operating systems and refining our manufacturing processes. These activities have required a significant commitment of short term resources, but we expect the long term benefits will be substantial.

We recognize there are risks associated with our on-going expansion activities. We continue to rely upon the U.S. Army and the U.S. Marine Corps for 100% of our sales, and if either customer elected not to issue further orders to us it would have a dramatic impact upon our financial performance. In addition, if we are delayed in meeting the delivery schedule under the JERRV contract, we may be obligated to pay liquidated damages for any delayed vehicle, and in the event of any substantial failure to perform, the customer could cancel the contract and/or claim additional damages. Payment of liquidated damages could negatively impact our future liquidity, and since we are incurring significant costs associated with our expansion program based on the expectation of future contract revenues, loss of the JERRV contract would have a dramatic impact on both our liquidity and our financial performance. We currently do not have any reason to expect that our customers will choose to stop buying our vehicles or that the JERRV contract would be cancelled.

In the past, we have encountered some difficulties in securing the necessary components for our vehicles, for example armor steel, truck chassis, axle sets and ballistic glass. To mitigate this risk, we have identified multiple vendors for certain components to ensure we have alternate sources of supply if necessary. Additionally, we have implemented a program of advance purchasing and stockpiling critical materials. For example, we currently have pre-purchased steel and truck parts to ensure availability of material needed for current and potential future orders. While we do not currently expect the potential non-availability of parts or raw materials to materially affect our operations, there is a possibility that delays or increased costs could negatively impact our financial performance if circumstances change. Apart from the foregoing, the main uncertainty about our future operations is whether we will continue to receive additional orders for our vehicles. It is impossible to predict with certainty whether such future orders will be placed by existing or new customers. If we do not receive future orders, it is unlikely that our business will continue. However, we believe our vehicles provide proven blast and ballistic protection, and that for so long as there is a risk of bodily harm to service personnel from explosive blasts, there will be a market for our products. A number of recent market surveys and requests for information issued by the U.S. military, for armored vehicles with characteristics substantially similar to ours, support this view.

LIQUIDITY AND CAPITAL RESOURCES

Current Liquidity:   For the twelve month period ending December 31, 2005, we had a starting cash balance of $2,264,406 and an ending cash balance of $1,217,509 representing a net decrease in our cash position for such period of $1,046,897. During this period we incurred negative cash flows from operations of $18,296,127 due to the increased spending associated with our substantial infra-structure expansion needed to support our increased production capacity. As part of this expansion, we also invested $1,511,337 in software, machinery and equipment. To meet our cash needs during this period, we raised a net total of $18,605,125 through various financing activities, including $15,800,000 from the sale of 15,800 shares of our Series D Convertible Preferred Stock, $5,256,432 from the sale of our common stock and $7,500,000 from the sale of a secured Note pursuant to a Subscription Agreement dated November 18, 2005 with Longview Fund, LP and Longview Equity Fund, LP. During this period we paid $4,000,000 to settle the principal amount outstanding under our July 2004 Bridge Facility with GC Financial Services, and incurred commissions and other fees associated with the foregoing financing transactions.

Future Liquidity:   During the twelve month period ending December 31, 2005 we experienced negative cash flows from operations of $18,296,127 and needed to rely on outside sources of working capital to meet our cash flow requirements. Our ability to factor our U.S. Government receivables under the Purchase and Sale Agreement with GC Financial Services, Inc. allowed us to receive payment within 24-48 hours of vehicle deliveries and reduced the impact of the government contract payment cycle on our short term liquidity however we needed to regularly manage our accounts payable to maintain liquidity during 2005. During the upcoming period ending December 31, 2006 we expect the infra-structure expenses we have incurred in connection with our production ramp-up will begin to level off or decline and that we will begin to experience positive cash flow from operations as we increase the volume of vehicle production. As our expenses level out and our revenues increase, we expect to achieve positive cash flow from operations during the first half of 2006. Nonetheless, given our limited available cash, we may need to consider outside sources of financing to support our continued development and growth.

Uncertainties:   The amount of working capital that we will require depends on several factors, including without limitation, the extent and timing of sales of our products, future inventory costs, the timing and costs associated with the expansion of our manufacturing, development, engineering and customer support capabilities, the timing and cost of our product development and enhancement activities and our operating results. The realization of a major portion of the assets shown on our balance sheet is dependent upon the success of such future operations. During 2006 we expect to be able to generate cash flows from operations sufficient to satisfy our cash requirements, but if we are unable to do so, we may need to seek alternative sources of cash. Potential sources of such cash could include senior debt facilities, new lines of credit, or additional sales of our securities. If we raise funds through the sale of securities, the common stock currently outstanding could be diluted. There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, research and development, production, or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations.

On October 18, 2005 our Chief Financial Officer resigned. The resignation of our Chief Financial Officer has not had a material negative impact upon on our operations and we are in the process of identifying a qualified replacement.

INFLATION AND MATERIAL COST

We do not believe that inflation has had or is likely to have any significant impact on our revenues, and we currently are not facing any material shortages of raw materials or parts. We currently have enough steel on hand or on order to meet our  existing contractual requirements, and we continue to purchase steel anticipating future requirements. If the price of steel increases significantly, the cost of our products could increase, and we may not be able to pass on this cost under our current contracts. As a result, if the cost of our raw materials increases our profitability on such current contracts, if any, could decrease.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICES

We are exposed to market risk from changes in commodity prices. If the price of steel increases significantly, the cost of our products could increase. It is unlikely we will be able to pass on this cost under our current contracts. As a result, if the cost of our raw materials increases, our profitability, if any, could decrease.

FOREIGN CURRENCY

The majority of our business is denominated in U.S. dollars and as such, movement in the foreign currency markets will have a minimal direct impact on our business.

INTEREST RATES

As we do not have a trading portfolio and our current financing is at a fixed rate, we are not currently directly at risk of interest rate fluctuations. As our financing needs change in the future, interest rate risk may become a more significant issue for us.

To date, we have not used any derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest rates, foreign currency exchange, or commodity prices. We are not a party to leveraged derivatives nor do we hold or issue financial investments for speculative purposes.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Force Protection, Inc.

We have audited the accompanying consolidated balance sheets of Force Protection, Inc. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2005. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.  The December 31, 2003 financial statements of Force Protection, Inc. and subsidiary were audited by another auditor who has ceased operations.  That auditor expressed an unqualified opinion on those financial statements in his report dated March 2, 2004.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Force Protection Inc., and subsidiary as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 2.  The financial statements do not include any adjustments that might result from this uncertainty.

/s/ Jaspers + Hall, PC
Denver, Colorado
March 17, 2006

FORCE PROTECTION INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005, 2004 and 2003

	2005	2004	2003
ASSETS
Current Assets:
Cash	$1,217,509	$2,264,406	$278,777
Accounts receivable	4,033,581	1,053,973	144,932
Inventories	32,486,776	9,029,913	827,337
Other current assets	267,189	241,910	60,000
Total current assets	38,005,055	12,590,202	1,311,046
Property and equipment, net	2,138,703	1,036,994	309,068
Total Assets	$40,143,758	$13,627,196	$1,620,114
LIABILITIES & SHAREHOLDERS’ EQUITY
LIABILITIES
Current Liabilities:
Account payable	$14,546,915	$1,867,363	$715,066
Other accrued liabilities	1,618,451	1,229,893	30,911
Contract liabilities	2,053,285	729,461	180,384
Loans payable	7,500,000	360,975	536,162
Line of Credit	—	4,000,000	176,961
Deferred revenue	12,598,921	2,645,716	209,175
Total Current Liabilities	38,317,572	10,833,408	1,848,659
Long-term debt:
Long-term accounts payable	141,940	110,732	32,461
Total Liabilities	38,459,512	10,944,140	1,881,120
SHAREHOLDERS’ EQUITY
Preferred stock: no par value, 10,000,000 shares authorized:
Series B convertible preferred stock, 0, 19.5 and 10 shares issued and outstanding		1,508,000	25,000
Series C convertible preferred stock, 0, 0 and 130 shares issued and outstanding,	—	—	1,294,000
Series D convertible preferred stock,		—
$1,000 par value; 20,000 shares authorized		—
13,004, 0 and 0 shares issued and outstanding	12,597,390	—
Common stock, No Par Value, 300,000,000 shares authorized in 2004 and 2003 respectively; 19,357,939 and 12,168,745	—	—	—
Common stock, Par Value $0.001, 300,000,000 shares authorized in 2005, 36,114,217 issued and outstanding	36,114	—	—
Warrants—2,994,167 outstanding	1,500	1,500	689,726
Shares committed to be issued	***122,000	—	30,924
Additional Paid-in Capital	38,232,994	33,135,369	19,403,349
Accumulated deficit	(49,305,752)	(31,961,813)	(21,704,005)
Total Shareholders’ Equity	1,684,246	2,683,056	(261,006)
Total Liabilities and Shareholders’ Equity	$40,143,758	$13,627,196	$1,620,114

***      Represents 41,667 common shares and 1 Series C share accrued in 2005 and issued in 2006

The accompanying Notes are an integral part of these financial statements.

FORCE PROTECTION INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENT
For the Period ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Net Sales	$49,712,829	$10,272,757	$6,247,285
Cost of sales	44,415,626	11,266,998	4,442,418
Gross Profit	5,297,203	(994,241)	1,804,867
General and administrative expense	18,244,532	9,136,372	2,095,339
Operating Loss	(12,947,329)	(10,130,613)	(290,472)
Other income	102,941	569,760	41,668
Interest expense	(1,708,291)	(684,980)	(222,894)
Non recurring warranty expense	(2,012,989)	—	—
Impairment losses - goodwill	—	—	(1,917,747)
Loss from continuing operations before taxes	(16,565,668)	(10,245,833)	(2,389,445)
Loss from discontinued operations	—	—	(2,932,179)
Net Loss	$(16,565,668)	$(10,245,833)	$(5,321,624)
Basic loss per common share before extraordinary item	$(0.49)	$(0.53)	$(0.29)
Basic loss per common share from discontinued operations	—	—	(0.36)
Basic loss per common share	$(0.49)	$(0.53)	$(0.65)
Diluted loss per common share before extraordinary item	$(0.49)	$(0.53)	$(0.29)
Diluted loss per common share from discontinued operations	—	—	(0.36)
Diluted loss per common share	$(0.49)	$(0.53)	$(0.65)
Weighted-average shares used to compute:
Basic loss per share	33,926,573	19,357,939	8,185,153
Diluted loss per share	33,926,573	19,357,939	8,185,153

The accompanying Notes are an integral part of these financial statements.

FORCE PROTECTION INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the year ended December 31, 2005, 2004 and 2003
(In Dollars)

					Additional		Shares
	Preferred Stock		Common Stock		Paid-In		Committed	Accumulated
	Shares	Amount	Shares	Amount	Capital	Warrants	to be issued	Deficit	Total
Balance, December 31, 2002	35	365,000	5,963,202		15,985,256	692,226	143,350	(16,382,382)	803,450
Issuance of common stock for services	—	—	609,986		284,884		(112,426)		172,458
Issuance of preferred stock	98	990,000							990,000
Issuance of common stock for cash	—	—	3,512,665		3,045,709				3,045,709
Beneficial conversion feature	(3)	(36,000)	—		—	(2,500)			(38,500)
Stock issued in lieu of debt	—	—	104,167		87,500	—			87,500
Net loss	—	—	—		—	—		(5,321,624)	(5,321,624)
Balance, December 31, 2003	130	1,319,000	10,190,020		19,403,349	689,726	30,924	(21,704,006)	(261,007)
Issuance of common stock for services	—	—	629,182		920,022	—			920,022
Issuance of preferred stock	38	456,000	—		—	—			456,000
Issuance of common stock for cash	—		5,849,944		12,811,998	—	(30,924)		12,781,074
Conversion of preferred stock into common stock	(73)		2,688,793
Beneficial conversion feature	(76)	(267,000)	—	—	—	(688,226)			(955,226)
Stock issued in lieu of debt
Prior years retained earnings Adjustment	—							(11,974)
Net loss								(10,245,833)
Balance, December 31, 2004	1,508	1,508,000	19,357,939		33,135,369	1,500		(31,961,813)	2,683,056
Establish Par Value 1.1.2005				19,358	(19,358)
Conversion of preferred stock	(1,508)	(1,508,000)	14,803,740	14,804	1,493,196
Issuance (repurchase) of common stock			1,952,539	1,953	3,623,787		122,000
Issuance of preferred stock, net	13,004	12,597,390
Dividends Paid								(778,530)
Net loss								(16,565,668)
Balance, December 31, 2005	13,004	12,597,390	36,114,217	36,114	38,232,994	1,500	122,000	(49,305,752)	1,684,246

The accompanying Notes are an integral part of these financial statements.

FORCE PROTECTION INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2005, 2004 AND 2003
(In dollars)

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	(16,565,668)	(10,245,833)	(2,389,445)
Loss from discontinued operations			(2,932,179)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	386,152	207,271	104,334
Common stock issued for services	—	920,022	284,884
Stock issued in lieu of debt	—	—	87,500
Beneficial conversion feature—warrants	—	(688,226)	(2,500)
Change in assets and liabilities:
Decrease (increase) in accounts receivable	(2,979,608)	(909,041)	21,310
Decrease (increase) in other receivable		—
Decrease (increase) in inventories	(23,456,863)	(8,202,576)	(640,874)
Decrease (increase) in other current assets	(25,279)	(181,910)	86,874
Decrease (increase) in other assets			1,634,873
Increase (decrease) in accounts payable	12,679,552	1,152,297	(158,478)
Increase (decrease) in accrued payroll taxes
Increase (decrease) in other accrued liabilities	388,558	1,198,982	(130,646)
Increase (decrease) in contract liabilities	1,323,824	549,077	(244,563)
Deferred Revenue	9,953,205	2,436,541	209,175
Net cash used in operating activities	(18,296,127)	(13,763,396)	(4,069,735)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,511,337)	(789,096)	(76,878)
Proceeds from sale of assets	155,442	—
Net cash used in investing activities	(1,355,895)	(789,096)	(76,878)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt—	—		—
Issuance of common stock, net	5,256,432	12,811,998	3,045,709
Issuance of Series D preferred stock, net	12,597,390		954,000
Conversion of Series B preferred stock	(1,508,000)
Preferred Stock Dividends paid	(778,530)
Proceeds from stock commitment	—	—	(112,426)
Proceeds from (Payments on) loans, net	7,139,025	(175,187)	479,355
Proceeds from (Payments on) Line of Credit, net	(4,000,000)	3,823,039	(50,453)
Proceeds from (Payments on) long term liabilities	31,208	78,271	(35,271)
Payments on Capitalized lease	(132,400)
Net cash provided by Financing Activities	18,605,125	16,538,121	4,280,914
Net increase (decrease) in cash	(1,046,897)	1,985,629	134,301
CASH—beginning of period	$2,264,406	$278,777	$144,476
CASH—end of period	$1,217,509	$2,264,406	$278,777
Interest Paid	$1,010,160	$454,512	$38,726
Taxes Paid	—	—	—

The

The accompanying Notes are an integral part of these financial statements.

FORCE PROTECTION INC. AND SUBSIDIARY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
For the period ended December 31, 2005, 2004 and 2003
(In dollars)

	2005	2004	2003
Net Loss	$(16,565,668)	$(10,245,833)	$(5,321,624)
Other Comprehensive Income, net of tax
Comprehensive Income (Loss)	$(16,565,668)	$(10,245,833)	$(10,245,833)

The accompanying Notes are an integral part of these financial statements.

FORCE PROTECTION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These notes are an integral part of the Company’s financial statements set forth above.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

Force Protection, Inc. and subsidiaries (the “Company”) designs, manufactures and markets mine and blast protected vehicles.

Principles of Consolidation

The consolidated financial statements include the accounts of Force Protection, Inc., and its two wholly owned subsidiaries, Force Protection Industries, Inc. (formerly Technical Solutions Group, Inc.) and TSG International, Inc. All inter-company balances and transactions are eliminated in consolidation.

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

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•       Revenue recognition;

•       Inventory cost and Associated Reserves; and

•       Allocation of direct and indirect cost of sales.

Revenue Recognition

Revenue from products and services are recognized upon acceptance by the customer. The Company receives performance based payments from the U.S. Army and U.S. Marines and records such payments as deferred revenue, carrying them on its balance sheet as such until acceptance by the customer.

Research and Development

The Company expenses research and development cost as incurred.

Comprehensive Income (Loss)

Comprehensive loss is equal to net loss for the years ended December 31, 2005, 2004 and 2003.

Cash Equivalents

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of United States government securities.

Inventories

Inventories are stated at the lower of cost or market. The cost is determined under the first-in-first-out method base (FIFO) valuation method

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

Goodwill

Under SFAS No. 142, Goodwill and other Intangible Assets, all goodwill amortization ceased effective January 1, 2002. Rather, goodwill is now subject to only impairment reviews. A fair-value based test is applied at the reporting level. This test requires various judgments and estimates. A goodwill impairment loss will be recorded for any goodwill that is determined to be impaired. Goodwill is tested for impairment at least annually.

The Company acquired Goodwill, which represents the excess of purchase price over fair value net assets, in the acquisition of Technical Solutions Group, Inc. in June 2002. The Company follows SFAS 142, Goodwill and Intangible Assets, which requires the Company to test for potential impairment annually. When the carrying value exceeds fair value, the impairment is the difference between the carrying value of goodwill and the implied value. The implied value of goodwill is the difference between the fair value for the unit as a whole and the value of individual assets and liabilities using an “as-if” purchase price.

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

Loss per Share

The Company utilizes SFAS No. 128, “Earnings per Share” to calculate gain/loss per share. Basic gain/loss per share is computed by dividing the gain/loss available to common stockholders (as the numerator) by the weighted-average number of common shares outstanding (as the denominator). Diluted gain/loss per share is computed similar to basic gain/loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional common shares were dilutive. Under SFAS No. 128, if the additional common shares are dilutive, they are not added to the denominator in the calculation. Where there is a loss, the inclusion of additional common shares is anti-dilutive (since the increased number of shares reduces the per share loss available to common stock holders). For all periods, the Company has experienced a net loss, and thus the following common stock equivalents have been excluded from the calculation of diluted loss per share:

	2005	2004	2003
Convertible Preferred Stock Series B	—	10,493,939	3,553,270
Convertible Preferred Stock Series C	—	—	4,619,251
Convertible Preferred Stock Series D	6,192,381	—	—
Warrants	2,994,167	1,725,942	1,141,667
Options	456,666	—	—
Total	9,643,214	12,219,881	9,314,188

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Recent Accounting Pronouncements

In December 2004, FASB issued Statement No. 123(R), Share-Based Payment, which establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of equity instruments. Effective in the third quarter of 2005, SFAS 123(R) will require the Company to recognize the grant-date fair value of stock options and equity based compensation issued to employees in the statement of operations. The statement also requires that such transactions be accounted for using the fair-value-based method, thereby eliminating use of the intrinsic method of accounting in APB No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued. To date, the Company has expensed stock based compensation on the intrinsic method. The Company currently is evaluating the impact of Statement No. 123(R) on its financial condition and results of operations.

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

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its results of operations and financial condition but does not expect it to have a material impact.

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on the financial position, results of operations or cash flows.

NOTE 2—GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had cumulative recurring losses of $49,305,752 as of December 31, 2005 and negative cash flows from operations during the year ending December 31, 2005 of $18,296,127. The ability of the Company to operate as a going concern depends upon its ability to obtain outside sources of working capital and/or generate positive cash flow from operations. Management is aware of these requirements and is undertaking specific measures to address these liquidity concerns. Specifically, to increase revenues the Company has focused on increasing its production capacity to maximize revenues from vehicles sales and has continued to expand its integrated logistics support function to meet the increased demand for spare parts and other support services. The efforts by the Company in these regards have been dramatic, as the Company has been able to increase its average monthly vehicle production from four vehicles per month to the current average of 15 vehicles per month, resulting in an annual production increase of 407% from 2004. The Company is also undertaking to increase its gross profitability by reducing the direct costs to manufacture its products, by focusing on continual improvement of manufacturing processes and reducing rework and waste resulting from internal inefficiencies. At the same time, the Company is working to reduce the percentage of its G&A expenses with respect to revenues through workforce balancing and cost planning initiatives. The Company anticipates that these efforts will lead to positive cash flows and profitability during 2006. Finally, to provide additional liquidity, the Company continues to explore various asset-based debt financing options, including long term loans, revolving lines of credit and accounts receivable factoring arrangements. Notwithstanding the foregoing, there can be no assurance that the Company will be successful in obtaining such financing, that it will have sufficient funds to execute its business plan or that it will generate positive operating results. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 3—INVENTORIES

	2005	2004
Raw materials and supplies	$15,222,503	$5,268,797
Work in process	17,762,554	3,756,921
Finished goods—Demo	—	—
Finished Goods	—	4,194
Less: Allowance for surplus and obsolete	(498,281)	—
Inventories, net	32,486,776	9,029,912

NOTE 4—PROPERTY AND EQUIPMENT

Property, Plant and Equipment at December 31, 2005 and 2004 consisted of the following:

	2005	2004
Furniture and fixtures	227,613	252,608
Leasehold improvements	59,928	—
Machinery and equipment	2,024,436	983,955
Test Equipment	16,790	16,790
Manuals	104,798	104,798
Vehicles	56,464	10,110
Demo vehicles	425,845	192,530
Less depreciation and amortization	(777,171)	(523,797)
Net property and equipment	2,138,703	1,036,994

Depreciation expense for the years ended December 31, 2005 and 2004 were $386,152 and $207,271, respectively.

NOTE 5—MATERIAL COMMITMENTS

As of December 31, 2005 the Company has outstanding Purchase Orders to secure components and the steel needed for production in the amount of $8,289,132. These purchases are expected to be financed by existing cash, debt and cash flows from operations.

NOTE 6—COMMITMENTS AND CONTINGENCIES

The Company leases space in three buildings located on a single campus in Ladson, South Carolina for executive offices and manufacturing facilities, designated Building #1, Building #2 and Building #3.

The Company  leases a portion of Building #1 for use as executive offices. The term of the lease is three years starting September 1, 2005, with an option to renew for an additional five years. Annual rent is $119,880 plus utilities, taxes and maintenance. The base rent is subject to an annual escalation at the rate of 3% per year. The Company has 7,190 square feet of office space and 9,139 square feet of warehouse space in Building #1.

The Company leases all of Building #2. The term of the lease is five years starting July 15, 2004, with an option to renew for another five years. Annual rent is $439,500 for the first year plus utilities, taxes and maintenance, and $439,500 base rental for the next four years, which may be adjusted. The Company has 142,500 square feet of space in Building #2.

The Company leases all of Building #3. The term of the lease is five years starting October 15, 2003. Annual rent is $215,000 for the first year plus utilities, taxes and maintenance, and $258,000 base rental for the next four years. The Company  has 84,800 square feet of space in Building #3.

Royalty/Licensing Agreements

The Company is a party to two long term intellectual property agreements covering technology used in the production of its ballistic and blast protected vehicles. One agreement is with the CSIR Defencetek, a division of the Council for Scientific and Industrial Research, a statutory council established in accordance with the Laws of the Republic of South Africa, and the other is with MECHAM, a division of Denel Pty Ltd., a company established in accordance with the Laws of the Republic of South Africa. Under these agreements, the Company pays a fixed royalty in exchange for the exclusive transfer to it of the South African technology used in certain of its products.

Compensation of Executive Officers & Directors

On January 27, 2005, the Company entered into an agreement with Mr. Gordon McGilton to act as its Chief Quality Officer. Under the terms of such agreement, Mr. McGilton is to receive a base salary of $180,000 plus an annual bonus of $180,000 and reimbursement for travel, lodging and other out of pocket expenses incurred during employment. The Company also agreed to provide Mr. McGilton stock options once it adopts a stock option plan. Effective April 18, 2005, the Company appointed Mr. McGilton as its Chief Executive Officer. During 2005 Mr. McGilton received “in kind” compensation in the amount of $20,000 in the form of a Vortex jet boat which the Company gave Mr. McGilton title to. Mr. McGilton joined the board of directors on April 18, 2005. Mr. McGilton received no compensation for his services as a director during 2005.

On February 4, 2005, the Company entered into an agreement with Mr. Ted McQuinn to act as President of its subsidiary Force Protection Industries, Inc. Under the terms of such agreement, Mr. McQuinn is to receive compensation of $180,000 per year, plus an annual grant (for a period of three years) of unregistered common stock valued at $100,000 and a one time grant of unregistered common stock valued at $20,000.

On November 15, 2004, the Company entered into an employment agreement with Mr. R. Scott Ervin to act as its General Counsel. Under the terms of such agreement, Mr. Ervin is to receive compensation of $118,000 per year, plus relocation expenses of $15,000, plus a grant of unregistered common stock valued at $108,000. Effective January 1, 2005, the annual compensation under such agreement was increased to $140,000. On January 27, 2005, Mr. Ervin was appointed by the Board to act as Interim Chief Executive Officer during the Company’s search for a Chief Executive Officer. Upon the appointment of the new Company Chief Executive Officer on April 18, 2005, Mr. Ervin ceased to serve as the Interim Chief Executive Officer but continues to serve as General Counsel and a member of the board of directors. Mr. Ervin received no compensation for his services as a director during 2005. On November 14, 2005, the Board appointed Mr. Ervin to serve as the Acting Chief Financial Officer following the resignation of the former CFO.

On November 8, 2004, the Company entered into an employment agreement with Director Mr. Gale Aguilar to act as the Interim Chief Executive Officer. Under the terms of such agreement, Mr. Aguilar is to receive compensation of $180,000 per year, plus a grant of 20,833 shares of unregistered common stock vesting on November 18, 2004 valued at $40,000 and a grant of 20,833 shares of unregistered common stock plus one share of the Company’s Series C stock vesting on January 1, 2005 valued at $82,000. Mr. Aguilar’s employment agreement was terminated effective January 27, 2005. Mr. Aguilar received no compensation for his services as a director during 2005.

On March 31, 2003, the Company entered into an employment agreement with Mr. Frank Kavanaugh to act as its Vice President of Business Development. Under the terms of such agreement, Mr. Kavanaugh is to receive compensation of $180,000 per year. In addition, on December 31, 2004, Mr. Kavanaugh received a one time grant of 10 Series C shares and 41,667 common shares valued at $180,000. On May 14, 2005, Mr. Kavanaugh resigned from his employment with the Company, but continues to serve on the board of directors as Chairman. In connection with Mr. Kavanaugh’s resignation, the Company agreed to pay for 24 months of health coverage valued at $24,178. Mr. Kavanaugh received no compensation for his services as a director during 2005.

Legal Proceedings

On May 12, 2005, Atlantis Partners, Inc. filed a complaint against the Company in the Circuit Court for the 15th Judicial Circuit, Palm Beach County Florida for alleged breach of terms related to a finder’s fee agreement dated March 28, 2003. The complaint alleges damages of at least $400,000 in fees, plus costs and interest. The Company has answered the complaint and intends to vigorously defend against Atlantis Partner’s claims.

Contingency losses

The Company booked an estimated $501,331 contingency loss on the Cougar HEV contract at year end 2004. The contract completion was extended due to part supply issues and availability. The loss was fully realized during 2005.

Other Accrued Liabilities

The Company’s other accrued liabilities include the following:

	2005	2004
Compensation and benefits	1,341,101	1,195,705
Accrued Dividends on Preferred Stock	260,080	—
Other	17,270	34,188
	1,618,451	1,229,893

Accruals for Warranty and Pricing

Accruals for warranty and pricing include the following:

	2005	2004
Non-Recurring Warranty	1,306,018	—
General Warranty	380,044	167,950
Contract Price re-determination	367,223	—
Loss Contingency	—	501,331
Other	—	60,180
	2,053,285	729,461

NOTE 7—DEFERRED REVENUE

The Company only recognizes revenue from the sales of its vehicles upon formal acceptance by its U.S. Government customers, however, the Company does receive performance based payments in accordance with agreed milestones under some of its government contracts. The Company records such performance based payments as deferred revenue and carries them on its balance sheet until formal acceptance by the customer. As of December 31, 2005 and 2004 the Company had $12,598,920 and $2,645,716 respectively as deferred revenue resulting from its contracts with the U.S. Army and the U.S. Marines.

NOTE 8—GOVERNMENT AUDIT LIABILITY

The Company receives revenue from various federal agencies under sales contracts. Such contracts are subject to audit by the U.S. Government, which could lead to requests for reimbursement to the purchaser for expenditures not in compliance with the terms of the contract. Based on Federal Accounting Regulations (FAR) the Company may be subject to reductions in overall contract award pricing due to potential rate changes in manufacturing overhead, G&A, and margin. On September 9, 2005 the U.S. Army issued a unilateral modification to the Company’s Contract W909MY-05-C-0001 as part of the “definitization” of such contract, resulting in a contract price which was $1,300,000 less than the amount requested by the Company. The Company intends to appeal such decision.

The Company  receives some of its contracts from the U.S. government in the form of “Letter Awards” which stipulate the scope of work and authorize it to commence production up to a stated funded value, but which are subject to future definitization as to pricing. As part of the definitization process the U.S. Government has the right to review the Rough Order of Magnitude (“ROM”) pricing originally submitted by the Company and to negotiate such pricing with it. As a result of such negotiations, the final “definitized” contract price may be less than the Company’s original proposal, resulting in a reduction of the sales price it receives upon the delivery of each vehicle. As of December 31, 2005, the Company had not reached agreement with the U.S. government on the definitized price for our JERRV contract and ultimately the contract price accepted by the government may be less than the amount the Company has proposed for such contract. As of December 31, 2005, the Company has accrued $367,223 of such contingency.

NOTE 9—DEBT

On November 18, 2005, the Company entered into a Subscription Agreement with Longview Fund, LP and Longview Equity Fund, LP (the “Subscribers”) pursuant to which the Company issued to the Subscribers secured promissory notes (the “Notes”) having a total face value of $7,500,000. The Notes mature on February 18, 2006, and pay simple interest payable at the annual rate of twenty-four percent if not paid in full at that time. In connection with such purchase, the Company executed a Security Agreement pursuant to which the Subscribers were granted a security interest in certain of the Company’s property. As of December 31, 2005, the Company had $7,500,000 in short-term debt, representing the face value of these Notes. On February 18, 2006 the Company entered into an extension agreement with the holders of the Notes pursuant to which the Company paid $1,250,000 of the principal amount of the Notes and extended the maturity date of the balance for an additional 60 days.

In June 2005 the Company entered into an agreement with GC Financial Services, Inc. for a Bridge Facility and associated Demand Note with a stated principal amount of $5,000,000. The Company can draw on such Facility up to the face value of the Note and is obligated to pay interests on any amounts outstanding under such Facility at a fixed rate of 4% per month. Additionally, the Company entered into a Security Agreement covering its accounts, inventory, equipment, general intangibles, and certain other assets as collateral to secure payment of the Demand Note. This Bridge Facility and associated Demand Note was paid off in full on November 18, 2005 from a portion of the proceeds of the Notes issued to Longview Fund and Longview Equity Fund.

As of December 31, 2004, the Company had a Bridge Facility and associated Demand Note with a stated principle amount of $4,000,000 This debt represented the balance outstanding under the GC Financial Bridge Facility, which carried an effective interest rate of 4.1% per month. The full amount of such outstanding balance was paid off on January 19, 2005.

As of December 31, 2005 and 2004, the Company had long-term payables of $141,940 and $110,732, respectively, with no effective or stated interest or maturity date.

NOTE 10—RECEIVABLES AND FACTORING

The Company entered into a Purchase and Sale Agreement (the “Factoring Agreement”) with GC Financial Services, Inc. dated June 29, 2005 pursuant to which it agreed to sell receivables under our JERRV Contract (No. M67854-05-D-5091) in an amount not to exceed $63,000,000. Under the terms of such agreement, the Company receives 98.1% of the value of receivables sold to GC Financial within 24-48 hours of delivery of the invoice.

During 2004 the Company factored selected receivables from our U.S. Government contracts under a factoring agreement pursuant to which it received 96% of the value of the receivables sold.

NOTE 11—STOCK BASED COMPENSATION

The Company does not have a formal stock based compensation plan, however it has issued stock to employees and non-employees from time to time as compensation for services rendered.

During 2005 the Company granted 9,950 shares of its unregistered stock valued at $20,000 as compensation to its former President Mr. McQuinn. The Company granted 20,833 shares of its unregistered common stock and one of its Series C shares valued at $82,000 to the Company’s Interim Chief Executive Officer Mr. Aguilar.

During 2004, the Company issued 38 shares of its Series C Convertible Preferred stock and 387,515 shares of its restricted common stock as compensation to its executive officers. The total value of all stock issued for compensation during 2004 was $934,022.

During 2004, the Company granted 262,500 shares of its restricted common stock to non-employees for services rendered in lieu of cash. The value of such stock was $442,000.

NOTE 12—STOCK OPTIONS

During 2005, the Company issued options to purchase 647,833 shares of its unregistered common stock to certain of its employees at an exercise price of $1.50 per share.

NOTE 13—COMMON STOCK WARRANTS

As of December 31, 2005 the following warrants to purchase shares of the Company’s common stock were outstanding:

•       warrants to purchase 2,633,333 shares of common stock at $3.75/share expiring January 19, 2007

•       warrants to purchase 150,000 shares of common stock at $3.75/share expiring May 5, 2007

•       warrants to purchase 41,667 shares of unregistered common stock at $3.96/share expiring January 13, 2007

•       warrants to purchase 83,333 shares of unregistered common stock at $0.84/share expiring March 23, 2006

All of the foregoing warrants are immediately exercisable. The fair value of all these warrants was insignificant at the issuance date.

NOTE 14—CONVERTIBLE PREFERRED STOCK

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

Series B Convertible Preferred Stock

The Board of Directors has authorized twenty five shares of “Series B” Convertible Preferred Stock. As of December 31, 2005, there were no shares of Series B preferred stock issued and outstanding. Holders of the Series B preferred stock, have the right to vote, with the holders of common stock, on any matter to which the common stock holders are entitled to vote. Each holder of the Series B Stock is entitled to such number of votes as shall be equal to the aggregate number of shares of Common Stock into which such holder’s shares of Series B Stock are convertible immediately after the close of business on the record date fixed for such meeting or the effective date of such written consent, plus such number of votes that equals twenty percent of the number of votes to which the holders of other securities of the Company are entitled as of such dates multiplied by the fraction obtained by dividing the number of Series B shares held by each such owner by the total number of Series B Shares issued and outstanding. If the Company is liquidated, distributes its assets, dissolves or winds-up, the holders of Series B preferred stock shall receive the greater of (i) $2,500 per share of Series B preferred stock they hold at the time of such Liquidation, or (ii) their pro rata share of the total value of our assets and funds to be distributed, assuming the Series B preferred stock is converted to common stock. On February 10, 2005, the Board of Directors approved a resolution adopting an Amended and Restated Certificate of Designation for Series B Convertible Preferred Stock. The Board Resolution was ratified and approved by a majority of the Series B shareholders. The Amended and Restated Certificate of Designation permits the Board of Directors to convert the Series B stock into common stock. The conversion rate for the Series B stock is 759,166 shares of common stock for each share of Series B stock.

Series C Convertible Preferred Stock

The Board of Directors has authorized one hundred fifty shares of “Series C” Convertible Preferred Stock. As of December 31, 2005, there were no shares of Series C preferred stock outstanding. The holders of the Series C Stock may vote on any amendment, alteration, or repeal of any provision of the Articles of Incorporation or Bylaws of the Company or any other action that materially and adversely alters or changes the voting powers, preferences, or other special rights or privileges, or restrictions of the Series C

Stock, subject to certain limitations, and any increase in the authorized number of shares of Series C Stock. In the event of any voluntary or involuntary liquidation, distribution of assets (other than the payment of dividends), dissolution or winding-up of the Company, Series C Stock shall have preferential rights to Series B Stock whereby Series C Stock shall get a one hundred and fifty percent return on its capital, after which time Series B Stock and Series C Stock shall participate, on a pro rata basis, based on the number of shares of the Company’s common stock into which the Series B Stock and the Series C Stock are convertible at the time of the liquidation, distribution of assets, dissolution or winding-up. On February 10, 2005 the Board of Directors approved a resolution adopting an Amended and Restated Certificate of Designation for Series C Convertible Preferred Stock. The Board Resolution was ratified and approved by a majority of the Series C shareholders. The Amended and Restated Certificates of Designation permits the Board of Directors to convert the Series C stock into common stock. The conversion rate for Series C stock is 75,916 shares of common stock for each share of Series C stock.

Series D Convertible Preferred Stock

On January 20, 2005 the Company authorized twenty thousand shares of Series D 6% Convertible Preferred Stock. On January 21, 2005, the Company issued 15,800 shares of Series D stock in a private placement. As of December 31, 2005 there were 13,004 shares of Series D stock outstanding. Holders of the Series D stock are entitled to receive cumulative dividends at the rate per share of 6% per annum, payable semi-annually on March 1 and September 1, beginning with the first such date after the original issue date. The Preferred Series D does not have voting rights. Upon any liquidation, dissolution or winding-up of the Corporation, whether voluntary or involuntary, the Holders of the Series D shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Preferred Stock an amount equal to the Stated Value per share plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon before any distribution or payment shall be made to the holders of any Junior Securities. Each share of Series D Preferred Stock will convert into the number of shares of the Company’s common stock equal to $1,000 divided by the conversion price at the holder’s discretion. The current conversion price is $2.10.

NOTE 15—REVERSE STOCK SPLIT

In January, 2005, the Board of Directors approved a 1 (new)-for-12 (old) reverse stock split of the outstanding shares of the Company’s common stock. The reverse stock split became effective February 4, 2005. Shareholders approved the action at the Company’s annual meeting on December 30, 2004. All references in the Company’s quarterly and annual reports to shares of its common stock represent shares adjusted for the effect of the reverse stock split (i.e. they represent “post-reverse split shares”).

NOTE 16—OTHER STOCK TRANSACTIONS

During the twelve month period ending December 31, 2005 the Company issued the following securities:

•       116,172 restricted shares of common stock as a result of the exercise of warrants issued pursuant to a private placement offering dated April 10, 2002. We received $139,750 as consideration for the purchase of such stock pursuant to such warrants.

•       59,717 restricted shares of common stock valued at $153,473  as compensation due for services rendered to the Company by certain consultants.

•       14,876 restricted shares of common stock valued at $38,700 as interest pursuant to the terms of the Company’s agreement with GC Financial Services, Inc.

•       152,404 registered shares of common stock valued at $408,975 pursuant to the terms of the Company’s agreement with Dutchess Private Equities Fund, L.P.

•       9,950 shares of unregistered common stock valued at $20,000 pursuant to the terms of an employment agreement with the President of Force Protection Industries, Inc.

•       117,583 shares of unregistered common stock valued at $370,079 pursuant to the terms of an employment agreement with our Interim Chief Executive Officer.

•       14,803,750 shares of unregistered common stock resulting for the conversion on February 8, 2005 of all the outstanding shares of the Company’s Series B and Series C convertible preferred stock.

•       1,331,429 shares of common stock pursuant to the conversion of 2,796 shares of our Series D Convertible Preferred stock.

•       224,511 shares of common stock valued at $321,939 as payment of the semi-annual dividend due to the Company’s Series D Convertible Preferred stockholders on September 1, 2005.

•       57,186 restricted shares of common stock valued at $100,076 as payment of the semi-annual dividend due to the Company’s Series D Convertible Preferred stockholders on March 1, 2005.

•       3,080 shares of common stock to “round up” fractional share ownership resulting from the Company’s reverse split.

During the twelve month period ending December 31, 2004 the Company issued the following securities:

•       684,792 shares of restricted common stock for the exercise of warrants issued pursuant to a private placement offering dated April 10, 2002. The Company received $743,750 as consideration for the purchase of such stock.

•       50,015 shares of restricted common stock to two consultants for services rendered to the Company. The value for services rendered, that was paid in stock was $112,022.

•       25 shares of Series C Convertible Preferred stock in exchange for settlement of long-term debt in the amount of $250,000.

On March 23, 2004, the Company closed on a private investment in public equity (“PIPE”) offering. This offering, sold to six accredited investors, consisted of the following:

•       1,250,000 shares of common stock at $2.40 per share; generating $2,670,000 net proceeds.

•       An “A” Warrant for each share purchased, exercisable at $2.88 per share. The “A” Warrants expire March 23, 2006; and

•       A “Green Shoe” warrant for each share purchased, exercisable at $2.40 per share for a period of 180 days after the effective date of the registration statement, commencing on the effective date of the registration statement.

During the three months ended March 31, 2004, 15 shares of Series C preferred stock were converted into common stock and 18,750 common shares were cancelled.

During the three months ended June 30, 2004, the Company issued an aggregate of 265,690 restricted shares of common stock for the exercise of warrants generating $247,483 per a private placement offering dated April 10, 2002.

During the period of April 1, 2004 to June 30, 2004, the Company issued a total of 84,335 restricted shares of common stock to three consultants for services rendered to the Company related to the discontinued boat business valued at $70,841.

During the three months ended June 30, 2004, “Green Shoe” warrants were exercised at $2.40 generating $2,600,000. 1,083,333 shares were issued.

During the three months ended June 30, 2004, 9 shares of Series C preferred stock were issued and 1 Series B share was converted to 10 Series C shares. 25 series C shares were converted into common and 60,417 common shares were cancelled.

During the three months ended September 30, 2004, the Company issued an aggregate of 14,583 restricted shares of common stock for the exercise of warrants generating $17,500. The warrants were issued in a private placement that closed on April 10, 2002.

During the three months ended September 30, 2004, 387,500 “Green Shoe” warrants were exercised at $1.44 generating $558,000. The Company issued 387,500 shares of common stock.

During the three months ended September 30, 2004, the Company issued 30 shares of Series C Preferred Convertible stock and cancelled 1 share of Series B Preferred Convertible stock. Additionally, the Company cancelled or converted into common stock 20 shares of Series C Preferred Convertible stock.

During the three months ended September 30, 2004, the Company issued a total of 233,333 restricted shares of common stock to three consultants. The payments were for a prior period payable valued at $120,000 and for capital raising and internet public relations valued at $280,000.

On August 16, 2004 the Company issued stock compensation to three executives: Mr. Thebes received 125,000 shares of common stock and 4 shares of Series C preferred convertible stock; Mr. Ervin was awarded 41,667 shares of common stock and 4 shares of Series C preferred convertible stock; Mr. Watts was awarded 20 shares of Series C preferred convertible stock and 83,333 shares of common stock.

On September 14, 2004, the Company issued to its former employee Mr. Jeff Lesonsky a warrant for 6,250 shares at $2.40 per share and warrants for 33,333 shares at $2.10 per share for marketing consulting work performed. Mr. Lesonsky exercised the warrant for 33,333 generating net proceeds of $40,000 in December of 2004.

During the three months ended December 31, 2004, the Company issued an aggregate of 25,000 restricted shares of common stock for the exercise of warrants generating $30,000. The warrants were issued in a private placement that closed on April 10, 2002.

During the three months ended December 31, 2004, 607,392 “Green Shoe” warrants were exercised at $2.88 generating $1,749,288. The Company issued 607,392 shares of common stock.

During the three months ended December 31, 2004 the company issued an aggregate of 1,249,838 common shares at an average price of $2.4435 per share, generating $3,054,015 pursuant to the Dutchess Equity agreement.

During October, 2004 all outstanding shares of Series C Preferred Convertible stock were either converted into Series B Preferred Convertible stock or into shares of common stock. In total, 129 shares of Series C Preferred Convertible stock were redeemed for 18.5 shares of Series B Preferred Convertible stock and 1,169,350 shares of common stock. As of November 2, 2004 there were no shares of Series C Preferred Convertible stock outstanding, and there were 18.5 shares of Series B Preferred Convertible stock outstanding.

During the three months ended December 31, 2004 the Company issued to Frank Kavanaugh 10 Series C shares which were converted into 1 Series B share on December 31, 2004.

NOTE 17—ACQUISITION AND SALE OF ASSETS

On October 13, 2003 Mr. Watts exchanged an interest in TSG International for 50 shares of Company Series C preferred stock effective October 15, 2003.

In September 2004, the Directors of TSGI agreed to exchange all shares held by it of Technical Solutions Group Inc for the TSGI shares held by the Company, as a result of which the Company reacquired 100% of the shares of Technical Solutions Group as a wholly owned subsidiary

Under an agreement dated July 1, 2003, modified on September 15, 2003, the Company sold its right, title and interest in and to the tangible and intangible assets of its Fire & Rescue Boat Division to Rockwell Power Systems Inc. (“RPSI”), which subsequently merged with Xtreme, Inc, a publicly traded company trading under the symbol XTME.OB on the Bulletin Board. As part of the consideration for such sale, RPSI caused to be delivered to the Company 1/3 of Xtreme’s authorized common stock, which was then distributed to the Company’s shareholders of record as at December 5, 2003. In addition, the Company was to receive 500 shares of Xtreme’s Series A Preferred stock, each share having a face value of $1,000. The Company has requested but not yet received such preferred shares.

NOTE 18—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company’s Chief Executive Officer, Mr. McGilton, is a principle of APT Leadership, a consulting firm we hired to provide various business consulting services, training seminars and certain business software. As of December 31, 2005 APT Leadership has billed the Company $225,400 for such services, training and software of which $21,017 remains unpaid as of December 31, 2005.

NOTE 19—INCOME TAXES

There has been no provision for U.S. federal, state, or foreign income taxes for any period because the Company has incurred losses in all periods and for all jurisdictions.

NOTE 20—DISCONTINUED OPERATIONS

Discontinued operations follow SFAS No. 144. The loss from discontinued operations consist of impairment loss, the loss or gain from actual operations, and the gain/loss on the disposal of assets. All these accounts are included in discontinued operations in the period in which they occur.

On October 1, 2003, the Company sold all of the assets associated with its fire and rescue boat business, and discontinued all fire boat related operations. The Company recognized a loss as a result of such discontinued operations as follows:

Discontinued operations:
Loss from operations including
Impairment loss	$2,932,179
Income tax benefit	—
Loss from Discontinued Operations, net of tax	$2,932,179

NOTE 21—RESTRUCTURING EXPENSES—NET

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

NOTE 22—VOLUNTARY PRODUCT CONFIGURATION UPGRADE

During the twelve month period ended December 31, 2005 the Company booked a non-recurring voluntary product configuration upgrade expense of $2,012,989 for the cost of upgrades to certain Cougar HEV vehicles delivered under Contract M67854-04-D-5099 during 2004 and 2005. These upgrades are being undertaken to ensure the highest level of operational readiness of our Cougar HEV vehicles currently deployed in Iraq, and reflects the Company’s commitment to providing the best possible product to its customers. This non-recurring expense contributed to the Company’s net loss for the twelve month period ended December 31, 2005. The balance of this reserve as of December 31, 2005 is $1,306,018.

NOTE 23—RESEARCH AND DEVELOPMENT COST

Research and development cost are expensed as incurred. During the period ending December 31, 2005, 2004 and 2003 we incurred $1,661,277, $1,230,290 and $102,439 respectively in research and development expenses.

NOTE 24—GOODWILL

There is no goodwill on the balance sheet as of December 31, 2005.

In 2002, the Company incurred impairment expense of $1,400,000, of which $482,874 was reclassified from “Investment in TSG” to Goodwill during the period ending December 31, 2002. In 2003, the Company incurred a goodwill impairment expense of $1,917,747 and as of December 31, 2003, the Company had no goodwill on our balance sheet.

NOTE 25—SUMMARIZED QUARTERLY UNAUDITED FINANCIAL DATA

	2005
	Q1	Q2	Q3	Q4
Net Sales	$5,853,423	$18,295,357	$9,303,526	$16,260,523
Gross Profit	(541,896)	4,036,672	1,533,488	268,939
Operating Loss	(3,744,195)	304,652	(3,246,784)	(6,261,002)
Net Loss	(3,982,910)	130,633	(5,605,211)	$(7,108,180)
Basic loss per common share	(0.13)	0.00	(0.16)	$(0.20)
Diluted loss per common share	(0.13)	0.00	(0.16)	$(0.20)

	2004
	Q1	Q2	Q3	Q4
Net Sales	$1,642,853	$15,578	$93,727	$8,520,599
Gross Profit/ (Loss)	410,816	(280,949)	(663,732)	(460,376)
Operating Loss	(1,193,136)	(1,954,334)	(3,070,634)	(3,912,509)
Net Loss	(1,196,439)	(1,957,990)	(3,236,792)	(3,854,612)
Basic loss per common share	$(0.10)	(0.15)	(0.24)	(0.04)
Diluted loss per common share	$(0.10)	(0.15)	(0.24)	(0.04)

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING & FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS & PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Interim Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

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

ITEM 9B:      OTHER INFORMATION

•       On January 13, 2006, we announced the appointment of Mr. Jack Davis as a member of our Board of Directors.

•       On January 26, 2006, we announced the appointment of the firm of C.E. Unterberg Towbin as investment bankers.

•       On February 3, 2006, we announced the award of a Letter Contract from the United States Army for the delivery of 19 Buffalo Vehicles with an option for an additional 27 vehicles.

•       On February 13, 2006, we announced the extension of $6,250,000 of the principal amount due under the Notes executed by the Company in favor of Longview Fund and Longview Equity Fund on November 18, 2005.

•       On March 1, 2006, we announced the payment of the semi-annual dividend in the amount of $377,554 due under our Convertible Preferred Series D stock.

•       On March 2, 2006, we announced the award of a contract from the United States Army for Authorized Stock Lists for spare parts for  our vehicles.

•       On March 31, 2006 we announced the resignation of the President of our operating subsidiary.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS, EXECUTIVE OFFICERS

The following table sets forth certain information about our directors and executive officers as of April 1.

Name	Age	Position
Gordon McGilton	62	Chief Executive Officer, Director
R. Scott Ervin	51	Interim Chief Financial Officer, Director, General Counsel
Frank Kavanaugh	45	Chairman of the Board
Gale Aguilar	73	Director
Raymond W. Pollard	63	Director
Jack Davis	59	Director

BIOGRAPHIES OF EXECUTIVE OFFICERS AND DIRECTORS

Gordon McGilton:—Director, Chief Executive Officer. Mr. McGilton has served as a Senior Executive for a multitude of organizations in manufacturing, medical devices, and Education. He has extensive experience in manufacturing, and business management. He is a partner in a technology company, APT Leadership and teaches business process seminars worldwide specializing in the creation of model companies. As a consultant, over the prior 5 years Mr. McGilton advised several companies throughout the U.S. including JD Edwards, the United States Navy, United Healthcare and Cigna Insurance Companies.

R. Scott Ervin:—Director, General Counsel, Interim Chief Financial Officer. Mr. Ervin acted initially as a director from June through October 2001, and has served on the board continuously since February 2002. He is an attorney, having graduated from Boston College Law School (JD 1984) and is licensed to practice in New York and Texas. From 1984 through 1991 Mr. Ervin was associated with the New York law firm of Burlingham, Underwood and from 1991 through 1999, he practiced law with the law offices of Dr. Abdelrahman Abbar, in Jeddah Saudi Arabia. Since 1999 Mr. Ervin has been in private practice in Austin, Texas. He is a director of Interlex, Inc. a Texas corporation and a director of The Behavioural Sciences Foundation, a non-profit scientific research foundation. He also acts as trustee for several private trusts.

Frank Kavanaugh:—Chairman of the Board. Mr. Kavanaugh was appointed to the board of directors, in December of 2003 and became Chairman in January of 2005. He currently is the managing director of Fort Ashford Funds, LLC, a provider of secured bridge loans, and a principal of Ashford Capital, LLC an equity investment firm. He was employed by the Company from July of 2002 until he resigned on May 14, 2005 as a VP with responsibility for strategic investment. Over the last 10 years he has acted as a principal at Ashford Capital, LLC and its predecessor. In that capacity he has served in several interim executive positions including operational or executive roles at several portfolio companies. He co-founded and served as President of QuickStart Technologies and held positions at Microsoft and Hewlett Packard. His education includes: an MBA from Pepperdine University, and a BS degree in Information & Computer Science, from University of California, Irvine. He serves on several community boards including the Child Guidance Center of Orange County, and the board of advisors at Chaprman University’s Leatherby Center.

Gale Aguilar:—Director. Mr. Aguilar has served as our director since October of 2003, and served as interim CEO in 2004 and 2005. Currently he is the President and a member of the Board of Directors at MITEM Corporation which he joined in 1995. His experience includes SF2 Corp, Stardent Corporation, and Prime Computer as Senior VP of Marketing, VP of Corp. Strategy and Corp. Development he was a

member of the operating committee. In addition, he worked at IBM for 27 years in several positions including \ Director of Marketing and Service General Products Division, IBM Director of Product Marketing, and Director of Systems Strategy. His experience includes active duty in the Army 1951-53. He participates on several corporate and charitable boards.

Raymond W. Pollard:—Director. Mr. Pollard has worked for more than 30 years in the automotive and forging industries and has held positions of engineering management, manufacturing operations management, supplier development, contract negotiations, strategic alliance development, quality and logistics management and purchasing. Mr. Pollard is currently the Executive Director of Supplier development and Strategic Alliances for General Motors Corporation’s Fuel Cell Activity. Mr. Pollard has a B.S. degree in Manufacturing Engineering and Business from Utah State University and is a veteran of the Vietnam War.

Jack Davis:—Director. Mr. Davis has held various senior level positions over the past 35 years in the military, law enforcement and business fields. He served in the United States Marine Corps from 1968 until his retirement in 2005 where he held the rank of Major General. In 1999, Mr. Davis retired from the North Carolina State Bureau of Investigation after 20 years of distinguished service. He is also the founder of J.A. Davis & Associates, a security training company. Mr. Davis holds undergraduate and masters degrees from Indiana State University and a Masters of Urban Administration from the University of North Carolina at Charlotte.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Section 16(a) of the Exchange Act, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file reports of their beneficial ownership and changes in ownership (Forms 3, 4 and 5, and any amendment thereto) with the SEC. Executive officers, directors, and greater-than-ten percent holders are required to furnish us with copies of all Section 16(a) forms they file. Based on our review of the activity of our officers and directors for the fiscal year ended December 31, 2005, we believe Forms 3, 4 or 5 were timely filed, except for the following: Mr. McGilton filed a Form 3 304 days late, Mr. Pollard filed a form 3 113 days late, Mr. Ervin filed a Form 3 1460 days late, Mr. Davis filed a Form 3 67 days late and Mr. Aguilar filed a Form 3 880 days late.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics is available for review on our website (www.forceprotection.net).

NUMBER AND ELECTION OF DIRECTORS

We currently have six directors. Directors are elected according to a staggered election cycle according to Class. There are three classes: Class A to be elected in 2006, for a period of three years, Class B to be elected in 2007 for a period of three years and Class C to be elected in 2008 for a period of three years.

AUDIT COMMITTEE

We do not have a separate Audit Committee. Our Board of Directors performs the functions usually designated to an Audit Committee. We do not currently have a director that qualifies as an Audit Committee expert as defined by the rules of the SEC. We are currently searching for a director that meets this requirement. We employ an outside firm to advise and consult management and the board on matters relating to our financial statements.

ITEM 11.         EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table presents a summary of the compensation paid to our Chief Executive Officer and other highly compensated employees during the last three fiscal years. Except as listed below, there are no bonuses, other annual compensation, restricted stock awards or options/SARs or any other compensation paid to executive officers.

					Long Term Compensation
		Annual Compensation				Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
				Other	Restricted	Securities		All
				Annual	Stock	Underlying	LTIP	Other
Name and Principal Position	Year	Salary($)	Bonus($)	Comp.($)	Awards ($)	Options	Payouts	Comp.
Gordon McGilton(1)	2004	n/a
Chief Executive Officer	2005	$289,327	$60,000					$20,000
Mike Aldrich	2003	$96,000
Vice President Sales	2004	$113,758
	2005	$118,560	$234,761
Ted McQuinn(2)	2004	n/a
President FPII	2005	$159,919			$20,000			$30,000
R. Scott Ervin(3)	2003	n/a
General Counsel	2004	$56,800			$108,000			$15,000
& Acting CFO	2005	$139,842
Mark Edwards(4)	2004	$67,308						$10,000
Sr. VP Vehicle Systems	2005	$144,070				82,666
Michael Watts(5)	2003	$180,500			$240,000
Former Chief Executive	2004	$207,962			$360,000			$30,000
Officer	2005			$150,000				$4,621
Gale Aguilar(6)	2003	n/a
Former Interim Chief	2004	n/a			$40,000
Executive Officer	2005	$45,000			$82,000

The value shown for issuances of restricted (unregistered) common shares is 100% of the market price as of the effective date of the grant by the Board of Directors (or the vesting date if different)

(1)           Mr. McGilton received $20,000 as additional “in kind” compensation during 2005 in the form of a jet boat

(2)           Mr. McQuinn was granted 9,950 shares of our unregistered common stock as compensation during 2005

During 2005 Mr. McQuinn received $30,000 cash as a relocation benefit

(3)           Mr. Ervin was granted 41,667 shares of our unregistered common stock and 4 shares of our Series C stock as compensation during 2004

During 2004 Mr. Ervin received $15,000 cash as a relocation benefit

(4)           Mr. Edwards was granted an option to purchase 83,334 shares of our unregistered common stock as compensation during 2005

During 2004 Mr. Edwards received a $10,000 cash as a relocation benefit

(5)           Mr. Watts served as a consultant to the Company for 12 months following his resignation as CEO in October 2004

During 2003 Mr. Watts was granted 166,667 shares of our unregistered common stock as compensation

During 2004 Mr. Watts was granted 83,333 shares of our unregistered common stock and 20 shares of our Series C stock as compensation

During 2005 Mr. Wat received consulting fees of $150,000 and $4,621 in health insurance benefits

(6)           Mr. Aguilar resigned as our Interim Chief Executive Officer on January 27, 2005

During 2004 Mr. Aguilar was granted 20,833 shares of our unregistered common stock as compensation

During 2005 Mr. Aguilar was granted 20,833 shares of our unregistered common stock and 1 share of our Series C stock as compensation

AGREEMENTS WITH KEY PERSONS

On January 27, 2005, we entered into an agreement with Mr. Gordon McGilton to act as our Chief Quality Officer. Under the terms of such agreement, Mr. McGilton is to receive a base salary of $180,000 plus an annual bonus of $180,000 and reimbursement for travel, lodging and other out of pocket expenses incurred during employment. We also agreed to provide Mr. McGilton stock options once we adopt a stock option plan. Effective April 18, 2005, the Company appointed Mr. McGilton as our Chief Executive Officer. During 2005 Mr. McGilton received “in kind” compensation in the amount of $20,000 in the form of a jet boat which the Company gave Mr. McGilton title to. Mr. McGilton joined the board of directors on April 18, 2005. Mr. McGilton received no compensation for his services as a director during 2005.

On February 4, 2005, we entered into an agreement with Mr. Ted McQuinn to act as President of our subsidiary Force Protection Industries, Inc. Under the terms of such agreement, Mr. McQuinn is to receive compensation of $180,000 per year, plus an annual grant (for a period of three years) of unregistered common stock valued at $100,000 and a one time grant of unregistered common stock valued at $20,000.

On November 15, 2004, we entered into an employment agreement with Mr. R. Scott Ervin to act as our General Counsel. Under the terms of such agreement, Mr. Ervin is to receive compensation of $118,000 per year, plus relocation expenses of $15,000, plus a grant of unregistered common stock valued at $108,000. Effective January 1, 2005 the annual compensation under such agreement was increased to $140,000. On January 27, 2005, Mr. Ervin was appointed by the Board to act as Interim Chief Executive Officer during our search for a Chief Executive Officer. Upon the appointment of the new Company Chief Executive Officer on April 18, 2005, Mr. Ervin ceased to serve as the Interim Chief Executive Officer but continues to serve as General Counsel and a member of the board of directors. Mr. Ervin received no compensation for his services as a director during 2005. On November 14, 2005 the Board appointed Mr. Ervin to serve as the Acting Chief Financial Officer following the resignation of our former CFO.

On November 8, 2004, we entered into an employment agreement with our Director Mr. Gale Aguilar to act as our Interim Chief Executive Officer. Under the terms of such agreement, Mr. Aguilar is to receive compensation of $180,000 per year, plus a grant of 20,833 shares of unregistered common stock vesting on November 18, 2004 and a grant of 96,750 shares of unregistered common stock vesting on January 1, 2005. The total value of such stock issued as compensation was $122,000. Mr. Aguilar’s employment agreement was terminated effective January 27, 2005. Mr. Aguilar received no compensation for his services as a director during 2005.

On March 31, 2003, we entered into an employment agreement with Mr. Frank Kavanaugh to act as our Vice President of Business Development. Under the terms of such agreement, Mr. Kavanaugh is to receive compensation of $180,000 per year. In addition, on December 31, 2004 Mr. Kavanaugh received a one time grant of 10 Series C shares and 41,667 common shares valued at $180,000. On May 14, 2005 Mr. Kavanaugh resigned from his employment with the Company, but continues to serve on the board of directors as Chairman. In connection with Mr. Kavanaugh’s resignation, the Company agreed to pay for 24 months of health coverage valued at $24,178. Mr. Kavanaugh received no compensation for his services as a director during 2005.

DIRECTOR COMPENSATION

During 2004 and 2005 we reimbursed Directors for travel expenses associated with their work for the company, but did not pay Directors any compensation. During 2002 and 2003, we compensated directors in the form of grants of unregistered common stock. Scott Ervin was awarded 600,000 shares during 2002 and 2003 for services as an independent director.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

The following table sets forth, to our knowledge, certain information concerning the beneficial ownership of our common stock as of March 31, 2006 by each stockholder known by us to be (i) the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each current director, (iii) each of the executive officers named in the Summary Compensation Table who were serving as executive officers at the end of the 2005 fiscal year and (iv) all of our directors and current executive officers as a group.

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

	Number of Shares	Percentage
Name of Beneficial Owner	Beneficially Owned	Ownership(1)
Gordon McGilton(2)	1,383,333	2.9%
R. Scott Ervin	505,835	1.1%
Frank Kavanaugh(3)	6,448,727	13.7%
Gale Aguilar(4)	117,583	0.2%
Raymond Pollard	500	* %
All Officer and Directors as a Group	8,455,978	17.6%

*                    less than 1%

(1)          The number of shares of fully diluted common stock outstanding as of March 31, 2006 is 47,117,377.

(2)          Includes an option for 1,000,000 shares at $0.72 per share. The option vests on January 1, 2007.

(3)          Mr. Kavanaugh is a principal in Ashford Capital, LLC and his total beneficial share holdings include shares owned by Ashford Capital.

(4)          As compensation for Mr. Aguilar’s employment as our Interim Chief Executive Office during the period of October 2004 through January 2005, we granted to him a total of 117,583 shares of our unregistered common stock valued at $122,000. 20,833 of these shares vested on November 18, 2004 and 96,750 of these shares vested on January 1, 2005. The share certificates representing all these shares were issued on February 28, 2006.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our Chief Executive Officer, Mr. McGilton, is a principle of APT Leadership, a consulting firm we hired to provide various business consulting services, training seminars and certain business software. As of December 31, 2005 APT Leadership has billed us $225,400 for such services, training and software, of which $21,017 remains unpaid as of December 31, 2005.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

We paid our principal accountant $20,000 for audit fees in 2004. In 2005, we paid $40,000 in audit fees.

AUDIT-RELATED FEES

None.

TAX FEES

None.

OTHER FEES

None.

NOTE

The independent Auditor’s Report dated April 18, 2005 inadvertently referred to “Jaspers + Hall PC (formerly Michael Johnson & Company LLC).” This was an incorrect identification of the audit firm, which is “Jaspers + Hall.”

THE BOARD OF DIRECTORS PRE-APPROVAL POLICY AND PROCEDURES

We do not have a separate Audit Committee. Our full Board of Directors performs the functions of an Audit Committee. During fiscal year 2004, the Board of Directors adopted policies and procedures for the pre-approval of audit and non-audit services for the purpose of maintaining the independence of our independent auditors. We may not engage our independent auditors to render any audit or non-audit service unless either the service is approved in advance by the Board of Directors or the engagement to render the service is entered into pursuant to the Board of Director’s pre-approval policies and procedures. On an annual basis, the Board of Directors may pre-approve services that are expected to be provided to us by the independent auditors during the following 12 months. At the time such pre-approval is granted, the Board of Directors must (1) identify the particular pre-approved services in a sufficient level of detail so that management will not be called upon to make judgment as to whether a proposed service fits within the pre-approved services and (2) establish a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy.

The Board has considered whether the provision of the services described above under the caption “All Other Fees” is compatible with maintaining the auditor’s independence.

PART IV

ITEM 15.         EXHIBITS

NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger (included as Attachment A to Exhibit 99.2 to the Form DEF 14A filed November 19, 2004, and incorporated herein by reference).
3.1	Articles of Incorporation (included as Attachment B to Exhibit 99.2 to the Form DEF 14A filed November 19, 2004, and incorporated herein by reference).
3.2	By-Laws (included as Attachment C to Exhibit 99.2 to the Form DEF 14A filed November 19, 2004, and incorporated herein by reference).
3.3	Amended Articles of Incorporation (included as Attachment D to Exhibit 99.2 to the Form DEF 14A filed November 19, 2004, and incorporated herein by reference).
4.1	Certificate of Designation for Series D Convertible Preferred Stock, dated January 19, 2005 (included as Exhibit 4.1 to the Form 8-K filed January 27, 2005, and incorporated herein by reference).
4.2	Form of Common Stock Purchase Warrant, dated January 19, 2005, (included as Exhibit 4.2 to the Form 8-K filed January 27, 2005, and incorporated herein by reference).
4.3	Securities Purchase Agreement, dated January 19, 2005 (included as Exhibit 4.3 to the Form 8-K filed January 27, 2005, and incorporated herein by reference).
4.4	Registration Rights Agreement, dated January 19, 2005 (included as Exhibit 4.4 to the Form 8-K filed January 27, 2005, and incorporated herein by reference).
4.5	Amended and Restated Certificate of Designation for Series B Convertible Preferred Stock (included as Exhibit 4.1 of the Form 8-K filed February 15, 2005, and incorporated herein by reference).
4.6	Amended and Restated Certificate of Designation for Series C Convertible Preferred Stock (included as Exhibit 4.2 of the Form 8-K filed February 15, 2005, and incorporated herein by reference).
4.7	Bridge Facility between the Company and GC Financial Services, Inc., dated September 29, 2005 (included as Exhibit 4.1 to the Form 8-K filed July 8, 2005, and incorporated herein by reference).
4.8	Demand Note between the Company and GC Financial Services, Inc., dated September 29, 2005 (included as Exhibit 4.2 to the Form 8-K filed July 8, 2005, and incorporated herein by reference).
4.9	Secured Note between the Company and Longview Equity Fund, LP, dated November 18, 2005 (included as Exhibit 4.1 to the Form 8-K filed November 23, 2005, and incorporated herein by reference).
4.10	Secured Note between the Company and Longview Fund, LP, dated November 18, 2005 (included as Exhibit 4.2 to the Form 8-K filed November 23, 2005, and incorporated herein by reference).
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

10.31	Engineering Services Agreement between the Company and TecStar, dated August 22, 2005 (included as Exhibit 10.31 to the Form 10-QSB filed November 15, 2005, and incorporated herein by reference).
10.32	Security Agreement between the Company and Barbara R. Mittman, dated November 18, 2005 (included as Exhibit 10.1 to the Form 8-K filed November 23, 2005, and incorporated herein by reference).
10.33

Form of Guaranty between the Company, Longview Equity Fund, LP, and Longview Fund, LP, dated November 18, 2005 (included as Exhibit 10.2 to the Form 8-K filed November 23, 2005, and incorporated herein by reference).

10.34

Subscription Agreement between the Company, Longview Equity Fund, LP, and Longview Fund, LP, dated November 18, 2005 (included as Exhibit 10.3 to the Form 8-K filed November 23, 2005, and incorporated herein by reference).

10.35	Letter Contract between the Company and the United States Army dated February 3, 2006 (included as Exhibit 10.1 to the Form 8-K filed February 9, 2006, and incorporated herein by reference).
10.36	Contract between the Company and the United States Army (filed herewith).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORCE PROTECTION, INC.
Date: April 13, 2006
	By:	GORDON MCGILTON
Gordon McGilton
Chief Financial Officer

Date: April 13, 2006
	By:	R. SCOTT ERVIN
R. Scott Ervin
Acting Chief Financial Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures

Name	Title	Date
/s/ FRANK KAVANAUGH	Chairman, Board of Directors	April 13, 2006
Frank Kavanaugh
/s/ GORDON MCGILTON	Director, and Chief Executive	April 13, 2006
Gordon McGilton	Officer
/s/ R. SCOTT ERVIN	Director, General Counsel and	April 13, 2006
R. Scott Ervin	Acting Chief Financial Officer
/s/ RAYMOND POLLARD	Director	April 13, 2006
Raymond Pollard
/s/ JACK DAVIS	Director	April 13, 2006
Jack Davis
/s/ GALE AGUILAR	Director	April 13, 2006
Gale Aguilar