Form 10-Q
period 2006-03-31
FORCE PROTECTION INC
filed 2006-05-15
CIK 1032863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

As of March 31, 2006, the Issuer had 38,734,639 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐                          No ☒

Table of Contents

Part I : Financial Information

Item 1 – Consolidated Financial Statements
Report On Review By Registered Independent Public Accounting Firm
Consolidated Balance Sheet As Of March 31, 2006
Consolidated Statement Of Operations For The Three Months Ended March 31, 2006
Consolidated Statement Of Cash Flows For The Three Months Ended March 31, 2006
Notes To Consolidated Financial Statements
Item 2 – Management’s Discussion And Analysis
Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Item 4 – Controls And Procedures

Part II : Other Information

Item 1 – Legal Proceedings
Item 1A – Risk Factors
Item 2 – Unregistered Sales Of Equity Securities And Use of Proceeds
Item 3 – Defaults Upon Senior Securities
Item 4 – Submission Of Matters To A Vote Of Security Holders
Item 5 – Other Information
Item 6 – Exhibits

PART I — FINANCIAL INFORMATION

ITEM 1  - FINANCIAL STATEMENTS

REPORT ON REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
9175 E Kenyon Avenue
Denver, CO 80237
303-796-0099

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Force Protection, Inc. and Subsidiary

We have reviewed the accompanying consolidated balance sheet of Force Protection, Inc., and Subsidiary as of March 31, 2006 and the related consolidated statement of operations and consolidated statement of cash flows for the three month period ended March 31, 2006. These financial statements are the responsibility of the company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet as of December 31, 2005, and the related statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein). In our report dated March 17, 2006, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2006 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/ Jaspers + Hall, PC

May 8, 2006

FORCE PROTECTION, INC.
CONSOLIDATED BALANCE SHEET
MARCH 31, 2006

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current Assets:
Cash	$6,146,738	$1,217,509
Accounts receivable	1,416,729	4,033,582
Inventories	33,587,108	32,486,776
Other current assets	371,137	267,189
Total current assets	41,521,712	38,005,056
Property and equipment, net	2,597,105	2,138,703
Total Assets	$44,118,817	$40,143,759

LIABILITIES & SHAREHOLDERS’ EQUITY
LIABILITIES
Current Liabilities:
Accounts payable	$19,551,390	$14,688,855
Other accrued liabilities	1,757,368	1,618,451
Contract liabilities	1,652,646	2,053,285
Notes payable	3,750,000	7,500,000
Note payable – Related Party	2,500,000	—
Deferred revenue	13,734,314	12,598,921
Total Current Liabilities	42,945,718	38,459,512
Total Liabilities	$42,945,718	$38,459,512

SHAREHOLDERS’ EQUITY
Preferred stock: no par value, 10,000,000 shares authorized:
Series D convertible preferred stock, $1,000 par value; 20,000 shares authorized 8,478 shares at 3.31.2006 and 13,004 shares at 12.31.2005 issued and outstanding,	8,212,918	12,597,390
Common stock, Par Value $0.001, 300,000,000 shares authorized; in 2005 38,734,639 shares at 3.31.2006 and 36,114,217 shares at 12.31.2005 issued and outstanding	38,735	36,114
Warrants - 3,057,050 outstanding	1,500	1,500
Shares committed to be issued ***	—	122,000
Additional Paid-in Capital	43,052,845	38,232,994
Accumulated deficit	(50,132,899)	(49,305,752)
Total Shareholders’ Equity	1,173,099	1,684,247

Total Liabilities and Shareholders’ Equity	$44,118,817	$40,143,759

*** Represents shares accrued in 2005 and issued in 2006
The accompanying Notes are an integral part of these Financial Statements.

See Accountant’s Review Report

FORCE PROTECTION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Month Period ended March 31
(Unaudited)

	2006	2005
Net Sales	$34,802,585	$5,853,423
Cost of sales	28,164,816	6,395,319
Gross Profit	6,637,769	(541,896)

General and administrative expense	5,859,537	2,991,444
Research and Development	663,590	210,855
Operating Profit (Loss)	114,642	(3,744,195)

Other income	27,049	38,541
Interest expense	(807,324)	(277,256)

Net Loss	$(665,633)	$(3,982,910)

Basic loss per common share	$(0.02)	$(0.13)

Diluted loss per common share	$(0.02)	$(0.13)

Weighted-average shares used to compute:
Basic loss per share	37,451,698	30,728,806
Diluted loss per share	37,451,698	30,728,806

The accompanying Notes are an integral part of these Financial Statements.

See Accountants Review Report

FORCE PROTECTION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Month Period Ended March 31, 2006
(Unaudited)

	2006	2005
	(000’s)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations	$(665,633)	$(3,982,910)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and Amortization	183,558	73,837
Common stock issued for services	316,000	—
Change in assets and liabilities:
Increase (decrease) in accounts receivable	2,616,853	(452,310)
Increase (decrease) in inventories	(1,100,332)	(4,094,983)
Increase (decrease) in other current assets	(103,948)	(158,291)
Increase (decrease) in accounts payable	4,862,535	82,934
Increase (decrease) in other accrued liabilities	354,955	(774,763)
Increase (decrease) in contract liabilities	(400,639)	211,223
Increase (decrease) in Deferred Revenue	1,135,393	3,703,737

Net cash provided (used) in operating activities	7,198,742	(5,391,526)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(641,960)	(498,312)
Net cash used in investing activities	(641,960)	(498,312)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net		346,124
Issuance of Preferred Series D Stock	—	15,800,000
Preferred Stock Dividends paid	(377,553)	—
Proceeds from (Payments on) loans, net	(1,250,000)	(4,360,975)
Net cash provided (used) by Financing Activities	(1,627,552)	11,785,149

Net increase (decrease) in cash	4,929,229	5,895,311

CASH - beginning of period	1,217,509	2,264,406

CASH - end of period	$6,146,738	$8,159,717
Interest Paid	285,806	114,800

Taxes Paid	—	—

The accompanying Notes are an integral part of these Financial Statements.

See Accountant’s Review Report

FORCE PROTECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

NOTE 1 – PRESENTATION OF CONSOLIDATED INTERIM INFORMATION

In the opinion of the management of Force Protection, Inc. and its wholly-owned subsidiaries, the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2006, and the results of operations and cash flows for the three month period ended March 31, 2006. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in Force Protection Inc.’s audited consolidated financial statements and notes for the fiscal year ended December 31, 2005.

The consolidated financial statements include the accounts of Force Protection, Inc., and the Company’s two wholly-owned subsidiaries, Force Protection Industries, Inc. (formerly Technical Solutions Group, Inc.) and TSG International, Inc. for the three month period ended March 31, 2006. All inter-company balances and transactions are eliminated in consolidation.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had cumulative recurring losses of $50,132,899 as of March 31, 2006 and  while the Company returned to operating profitability for the period ended March 31, 2006 its ability to operate as a going concern will depend upon the Company’s ability to generate positive cash flows from operations and/or to obtain outside sources of working capital. Management is aware of these requirements and is undertaking specific measures to address these liquidity concerns. Specifically, to increase revenues the Company has focused on increasing its production capacity to maximize revenues from vehicles sales and has continued to expand its integrated logistics support function to meet the increased demand for spare parts and other support services. The efforts by the Company in these regards have been dramatic as the Company has been able to increase its average monthly vehicle production from four vehicles in early 2005 to an average of 15 vehicles per month during the three month period ended March 31, 2006. In addition the Company is undertaking to increase its gross profitability by reducing the direct costs to manufacture its products by focusing on continual improvement of manufacturing processes and reducing rework and waste resulting from internal inefficiencies. At the same time, the Company is working to reduce the percentage of its G&A expenses through workforce balancing and cost planning initiatives. As a result of such efforts, the Company experienced net positive cash flows from operations for the three month period ended March 31, 2006 of $7,198,742 and the Company expects this trend to continue. Finally, to provide additional liquidity, the Company continues to explore various asset-based debt financing options, including long term loans, revolving lines of credit and accounts receivable factoring arrangements. Notwithstanding the foregoing, there can be no assurance that the Company will be successful in obtaining such financing, that it will have sufficient funds to execute its business plan or that it will generate positive operating results. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 3 – INVENTORIES

Inventory at March 31, 2006 consisted of the following:

	March 31	Dec. 31
	2006	2005
Raw materials and supplies	11,487,681	15,222,503
Work in process	22,747,708	17,762,554
Less: Allowance for obsolescence and shrinkage	(648,281)	(498,281)

Net Inventories	33,587,108	32,486,776

NOTE 4 – PROPERTY AND EQUIPMENT

Property, Plant and Equipment at March 31, 2006 consisted of the following:

	March 31	Dec 31
	2006	2005
Furniture and fixtures	227,613	227,613
Leasehold improvements	308,557	59,928
Machinery and equipment	2,417,767	2,204,436
Test Equipment	16,790	16,790
Manuals	104,798	104,798
Vehicles	56,464	56,464
Demo vehicles	425,845	425,845
Less depreciation and amortization	(960,729)	(771,171)

Net property and equipment	2,597,105	2,138,703

Depreciation expense for the period ended March 31, 2006 was $183,558 compared with $73,837 for the same period in 2005.

NOTE 5 – COMMITMENTS + CONTINGENCIES

Compensation of Executive Officers & Directors

On January 27, 2005, the Company entered into an agreement with Mr. Gordon McGilton to act as its Chief Quality Officer. Under the terms of such agreement, Mr. McGilton is to receive a base salary of $180,000 plus an annual bonus of $180,000 and reimbursement for travel, lodging and other out of pocket expenses incurred during employment. The Company also agreed to provide Mr. McGilton stock options once it adopts a stock option plan. Effective April 18, 2005, the Company appointed Mr. McGilton as its Chief Executive Officer. During 2005 Mr. McGilton received “in kind” compensation in the amount of $20,000 in the form of a Vortex jet boat which the Company gave Mr. McGilton title to. This “in kind” compensation was for work performed for the Company by Mr. McGilton as an independent contractor during 2001and 2002. Effective January 1, 2006 the Company modified Mr. McGilton’s compensation to include cash compensation of $35,000 per month, relocation expense of $30,000 upon separation for the Company, a one time grant of 300,000 shares of the Company’s unregistered common stock and options to purchase 1,000,000 shares of the Company’s stock at an exercise price of $0.72 per share, such options to vest on January 1, 2007 (or earlier upon the occurrence of specified events). Mr. McGilton joined the board of directors on April 18, 2005. Mr. McGilton received no compensation for his services as a director during 2005.

On February 4, 2005, the Company entered into an agreement with Mr. Ted McQuinn to act as President of its subsidiary Force Protection Industries, Inc. Under the terms of such agreement, Mr. McQuinn is to receive compensation of $180,000 per year, plus an annual grant (for a period of three years) of unregistered common stock valued at $100,000 and a one time grant of unregistered common stock valued at $20,000. Mr. McQuinn resigned effective March 31, 2006.

On November 15, 2004, the Company entered into an employment agreement with Mr. R. Scott Ervin to act as its General Counsel. Under the terms of such agreement, Mr. Ervin is to receive compensation of $118,000 per year, plus relocation expenses of $15,000, plus a grant of unregistered common stock valued at $108,000. Effective January 1, 2005 the annual compensation under such agreement was increased to $140,000. On January 27, 2005, Mr. Ervin was appointed by the Board to act as Interim Chief Executive Officer during the Company’s search for a Chief Executive Officer. Upon the appointment of the new Company Chief Executive Officer on April 18, 2005, Mr. Ervin ceased to serve as the Interim Chief Executive Officer but continues to serve as General Counsel and a member of the board of directors. Mr. Ervin received no compensation for his services as a director during 2005. On November 14, 2005 the Board appointed Mr. Ervin to serve as the Acting Chief Financial Officer following the resignation of the former CFO. Effective February 10, 2006, the Company increased Mr. Ervin’s compensation to $180,000 per annum.

On November 8, 2004 the Company entered into an employment agreement with Director Mr. Gale Aguilar to act as the Interim Chief Executive Officer. Under the terms of such agreement, Mr. Aguilar is to receive compensation of $180,000 per year, plus a grant of unregistered stock valued at $82,000. Mr. Aguilar’s employment agreement was terminated effective January 27, 2005. Mr. Aguilar received no compensation for his services as a director during 2005.

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

Liquidated Damages

During the second quarter of 2005, the Company announced the award of contract M67854-05-D-5091 by the U.S. Marine Corps for delivery of one hundred twenty-two Cougar Joint EOD Rapid Response Vehicles (“JERRV”) to be delivered during 2005 and 2006. As part of such contract, the Company received $6,699,996 as the initial contract milestone payment for “accelerated delivery costs.” Under the terms of the JERRV contract, the customer has the right to recover this milestone payment in the form of liquidated damages on each vehicle in the event any of the vehicles are delivered after the contractually agreed delivery date. The amount of liquidated damages is $54,918 per vehicle for each vehicle delivered late (representing the total milestone payment of $6,699,996 divided by the 122 JERRV Cougars to be delivered under the contract). The Company has established a provision of $219,872 against this contingency.

Other Accrued Liabilities

The Company’s other accrued liabilities include the following:

	2006	2005
Compensation and benefits	1,714,978	1,341,101
Accrued Dividends on Preferred Stock	42,390	260,080
Other	—	17,270
	$1,757,368	$1,618,451

Accruals for Warranty and Pricing

Accruals for warranty and pricing contingencies include the following:

	2006	2005
Non- Recurring Warranty	—	1,306,018
General Warranty	619,947	380,044
Contract Price re-determination	812,827	367,223
Other	219,872	—
	$1,652,646	$2,053,285

NOTE 6 – DEFERRED REVENUE

The Company only recognizes revenue from the sales of its vehicles upon formal acceptance by its U.S. Government customer however the Company does receive performance based payments in accordance with agreed milestones under some of its government contracts. The Company records such performance based payments as deferred revenue and carries them on its balance sheet until formal acceptance by the customer. As of March 31, 2006 the Company has booked $13,734,314 as deferred revenue resulting from its contracts with the U.S. Army and the U.S. Marines.

NOTE 7 – CONTRACT DEFINITIZATION

The Company contracts for the sale of its vehicles to the U.S. Government under fixed price sales contracts, subject to the provisions of the U.S. Federal Acquisition Regulations (“FAR”). Under FAR 52.216-25 awards may be made subject to future “Contract Definitization” pursuant to which the contractor agrees to negotiate with the Government following commencement of the contract work to finalize detailed conditions of the contract, including pricing, scheduling and other applicable requirements. As part of such negotiations, the contractor is subject to audit by the U.S. Defense Contract Audit Agency (“DCAA”) of its direct material and labor costs, manufacturing overhead and margin. Based on such audit and the negotiations with the Government, the final “definitized” contract price may be less than the amount originally stated.

During the three month period ended March 31, 2006 the Company reached agreement with the U.S. Marine Corps Contracting Officer on a final definitized price for the JERRV contract (M67854-05-D-5091) in the total amount of $89,739,728 representing a reduction of $3,364,405 in the originally stated contract price.

NOTE 8 – DEBT

On November 18, 2005, the Company entered into a Subscription Agreement with Longview Fund, LP and Longview Equity Fund, LP (the “Subscribers”) pursuant to which the Company issued to the Subscribers secured promissory notes (the “Notes”) having a total face value of $7,500,000. The Notes matured on February 18, 2006, and paid simple interest at the annual rate of twenty-four percent if not paid in full at that time. In connection with such purchase, the Company executed a Security Agreement pursuant to which the Subscribers were granted a first preferred UCC-1 security interest in all of the Company’s assets and property. On February 18, 2006 the Company entered into a Modification and Assignment Agreement with the holders of the Notes pursuant to which the Company paid $1,250,000 of the face value of the notes and extended the maturity date of the balance for an additional 60 days. In addition, the Company consented to the assignment of $2,500,000 of the Notes to Fort Ashford Funds LLC, including the assignment of all rights and responsibilities of the Subscribers. The Company’s Director, Frank Kavanaugh, is the principal owner of Fort Ashford Funds and a substantial shareholder of its common stock. Mr. Kavanaugh’s relationship to Fort Ashford Funds was fully disclosed to the Company and

Mr. Kavanaugh did not participate in the negotiations or decision process in respect of the Modification and Assignment Agreement.

As of March 31, 2006, the Company had $6,250,000 in short-term debt, representing the face value of the Notes outstanding at that time.

NOTE 9 – RECEIVABLES AND FACTORING

The Company entered into a Purchase and Sale Agreement (the “Factoring Agreement”) with GC Financial Services, Inc. dated June 29, 2005 pursuant to which it agreed to sell the U.S. government receivables under its JERRV Contract (M67854-05-D-5091) in an amount not to exceed $63,000,000. Under the terms of such agreement, the Company receives 98.1% of the value of receivables sold to GC Financial within 24-48 hours of delivery of the invoice. The total amount of factoring expense changed to interest during the three month period ended March 31, 2006 was $514,234.

NOTE 10 – STOCK BASED COMPENSATION

The Company does not have a formal stock compensation plan, however the Company has issued stock to employees and non-employees from time to time as compensation for services rendered.

During the three month period ended March 31, 2006 the Company granted 300,000 shares of its unregistered stock valued at $216,000 and options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.72 per share as compensation to its Chief Executive Officer. The options vest on January 1, 2007 (or earlier upon the occurrence of specified events).

On February 25, 2006, the Company issued 47,619 shares of its unregistered common stock to Mr. McQuinn valued at $100,000 in accordance with the terms of Mr. McQuinn’s employment agreement.

During 2005, the Company granted shares of its unregistered stock valued at $82,000 to the Company’s Interim Chief Executive Officer Mr. Aguilar. On February 28, 2006 the Company issued certificates for a total of 117,583 shares of its unregistered common stock representing such stock grants.

NOTE 11 – STOCK OPTIONS

During 2005, the Company issued options to purchase 647,833 shares of its unregistered common stock to certain of its employees at an exercise price of $1.50 per share. All such options vest in full effective April 15, 2006. In January 2006 the Company issued options to purchase 1,000,000 shares of common stock at an exercise price of $0.72 per share, such options to vest on January 1, 2007 (or earlier upon the occurrence of specified events).

NOTE 12 – COMMON STOCK WARRANTS

As of March 31, 2006 the following warrants to purchase shares of the Company’s common stock were outstanding:

•                  warrants to purchase 83,333 shares of unregistered common stock at $0.84/share expiring Nov. 15, 2008

•                  warrants to purchase 83,333 shares of unregistered common stock at $2.40/share expiring Jan. 17, 2007

•                  warrants to purchase 2,699,167 shares of common stock at $3.75/share expiring January 19, 2007

•                  warrants to purchase 150,000 shares of common stock at $3.75/share expiring May 5, 2007

•                  warrants to purchase 41,667 shares of unregistered common stock at $3.96/share expiring January 13, 2007

All of the foregoing warrants are immediately exercisable. The fair value of all these warrants was insignificant at the issuance date.

NOTE 13 – CONVERTIBLE PREFERRED STOCK

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

Series D Convertible Preferred Stock

On January 20, 2005, the Company authorized twenty thousand shares of Series D 6% Convertible Preferred Stock. On January 21, 2005, the Company issued 15,800 shares of Series D stock in a private placement. As of March 31, 2006 there were 8,478 shares of Series D stock outstanding. Holders of the Series D stock are entitled to receive cumulative dividends at the rate per share of 6% per annum, payable semi-annually on March 1 and September 1, beginning with the first such date after the original issue date. The Preferred Series D does not have voting rights. Upon any liquidation, dissolution or winding-up of the Corporation, whether voluntary or involuntary, the Holders of the Series D shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Preferred Stock an amount equal to the Stated Value per share plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon before any distribution or payment shall be made to the holders of any Junior Securities. Each share of Series D Preferred Stock will convert into the number of shares of the Company’s common stock equal to $1,000 divided by the conversion price at the holder’s discretion. The current conversion price is $2.10. During the three month period ended March 31, 2006 a total of 4,526 shares of Convertible Preferred Series D stock were converted to common.

NOTE 14 – REVERSE STOCK SPLIT

In January 2005, the Board of Directors approved a 1 (new)-for-12 (old) reverse stock split of the outstanding shares of the Company’s common stock. The reverse stock split became effective February 4, 2005. Shareholders approved the action at the Company’s annual meeting on December 30, 2004. All references in the Company’s quarterly and annual reports to shares of its common stock represent shares adjusted for the effect of the reverse stock split (i.e. they represent “post-reverse split shares”).

NOTE 15 – OTHER STOCK TRANSACTIONS

During the three month period ended March 31, 2006 the Company issued the following securities (other than those referred to in Notes 11 & 12 above relating to Stock Based Compensation):

•                  2,155,220 shares of common stock pursuant to the conversion of 4,526 shares of  Series D Convertible Preferred stock during the three month period ended March 31, 2006.

On January 21, 2005, the Company issued 15,800 shares of Series D 6% Convertible Preferred Stock (“Series D Stock”) having par value of $1,000 per share, for gross proceeds of $15.8 million. Each share of the Series D stock may convert at any time, in the holder’s discretion, into 476 shares of  common stock at a fixed conversion price of $2.10 per common share. Holders of the Series D stock are entitled to receive cumulative dividends at the rate per share of 6% per annum, payable semi-annually on March 1 and September 1, beginning with the first such date after the original issue date; such dividends may be paid in cash or shares of stock according to the terms of the Series D Certificate of Designation.

In connection with the sale of the Series D stock, the Company issued warrants to the Series D shareholders to purchase 2,633,333 shares of  common stock. The exercise price of the warrants is $3.75 per share, and can be exercised at any time prior to their expiration on January 19, 2008.

In connection with the sale of the Series D stock, the Company issued to the transaction placement agent warrants to purchase 65,833 shares of the Company’s common stock at an exercise price of $3.75 per share. The warrants expire on January 19, 2008.

As of December 31, 2005 the Company had issued the following shares of common stock as a result of the Series D convertible preferred stock:

•                  1,331,429 shares of common stock pursuant to the conversion by the Series D Holders of 2,796 shares of Series D Convertible Preferred stock during 2005.

•                  224,511 shares of common stock valued at $321,939 as payment of the semi-annual dividend due to the Company’s Series D Convertible Preferred stockholders on September 1, 2005.

•                  57,186 restricted shares of common stock valued at $100,076 as payment of the semi-annual dividend due to the Company’s Series D Convertible Preferred stockholders on March 1, 2005.

As of March 31, 2006, none of the Warrants issued in connection with the Series D transaction have been exercised.

NOTE 16 – GAIN/LOSS PER SHARE

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

	2006	2005
Convertible Preferred Stock Series D	4,037,143	6,192,381
Warrants	3,057,500	2,994,167
Options	1,456,666	456,666
Total	8,551,305	9,643,214

Earning Per Share Computation:

	2006	2005

Net Loss	(665,633)	(3,982,910)

Preferred Dividends	(159,864)	(158,830)

Pro forma Net Loss	(825,497)	(4,141,740

Basic Loss per share	$(0.02)	$(0.13)

Diluted Loss per share	$(0.02)	$(0.13)

NOTE 17 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company’s Chief Executive Officer, Mr. McGilton, is a principle of APT Leadership, a consulting firm the Company hired to provide various business consulting services, training seminars and certain business software. During the three month period ended March 31, 2006, APT Leadership has billed the Company a total of $139,344 for such services, training and software.

On November 18, 2005, the Company entered into a Subscription Agreement with Longview Fund, LP and Longview Equity Fund, LP (the “Subscribers”) pursuant to which the Company issued to the Subscribers secured promissory notes (the “Notes”) having a total face value of $7,500,000. The Notes matured on February 18, 2006, and paid simple interest payable at the annual rate of twenty-four percent if not paid in full at that time. In connection with such purchase, the Company executed a Security Agreement pursuant to which the Subscribers were granted a first preferred UCC-1 security interest in all of the Company’s assets and property. On February 18, 2006 the Company entered into a Modification and Assignment Agreement with the holders of the Notes pursuant to which the Company paid $1,250,000 of the face value of the notes and extended the maturity date of the balance for an additional 60 days. In addition, the Company consented to the assignment of $2,500,000 of the Notes to Fort Ashford Funds LLC, including the assignment of all rights and responsibilities of the Subscribers. The Company’s Director, Frank Kavanaugh, is the principal owner of Fort Ashford and a substantial shareholder of its common stock. Mr. Kavanaugh’s relationship to Fort Ashford was fully disclosed to the Company and Mr. Kavanaugh did not participate in the negotiations or decision process in respect of the Modification and Assignment Agreement. During the three month period ended March 31, 2006 the Company paid a total of $150,000 in interest and fees in connection with such Notes to Fort Ashford Funds of which $99,152 was expensed and the remainder was recorded as prepaid.

NOTE 18 – INCOME TAXES

There has been no provision for U.S. federal, state, or foreign income taxes for any period because the Company has incurred losses or has loss carryforwards in all periods and for all jurisdictions.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Principles of Consolidation: The consolidated financial statements include the accounts of Force Protection, Inc., and our two wholly owned subsidiaries, Force Protection Industries, Inc. (formerly Technical Solutions Group, Inc.) and TSG International, Inc. for the three month period ended March 31, 2006. All inter-company balances and transactions are eliminated in consolidation.

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

Leasehold improvements	20 years
Furniture and fixtures	3 years
Machinery and equipment	7 years
Tooling and molds	7 years
Vehicles	5 years

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview: The Company returned to operating profitability for the three month period ended March 31, 2006, due to the increased production of our vehicles and the increased efficiency of our operations. Sales for this period from all sources generated gross revenue of $34,802,585 against which we incurred total cost of goods of $28,164,816 generating a gross profit of $6,637,769. We incurred G&A expenses of $5,859,538 plus R&D expenses in the amount of $663,590 resulting in an operating profit of $114,641. During this three month period, we delivered a total of 44 vehicles (1 Buffalo and 43 Cougar JERRV), and on February 3, 2006 we announced the award of a Letter Contract from the U.S. Army for the delivery of 19 Buffalo Vehicles with an option for an additional 22 vehicles, having a total estimated value of $35,000,000. In addition to operating profitability, we experienced positive cash flows from operations of $7,118,898 during the three month period ended March 31, 2006.

The following table sets forth our consolidated statements of operations for the three month period ended March 31 for the years 2005 and 2006. The discussion and analysis that follows should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

Consolidated Statement of Operations

	Three Month Period Ended
	March 31, 2006	March 31, 2005	Difference	% Change
Revenues	$34,802,585	5,853,423	28,949,162	495%
Cost of Sales	28,164,816	6,395,319	21,769,497	340%

Gross Profit	6,637,769	(541,896)	7,179,665	1325%
G.P. %	19%	(10)%

G&A Expense	$5,859,538	2,991,444	2,868,094	96%
R&D Expense	663,590	210,855	452,735	215%
Total G&A	6,523,128	3,202,299	3,320,829

Operating Profit (Loss)	$114,641	(3,744,195)	3,858,836

Interest Expense	$(807,324)	(277,256)	(530,068)
Other Income/(Expense)	27,049	38,541	(11,492)

Net Income (Loss)	$(665,634)	(3,982,910)	3,317,276

Revenue: Revenue for the three month period ended March 31, 2006 was $34,802,585 representing an increase of 495% compared to the same period in 2005. The increase during this period was due to the increased level of vehicle production we have achieved compared with last year, which is primarily the result of the JERRV contract, awarded in May 2005. Our revenue is derived from the sale of our Buffalo and Cougar vehicles and the sale of spare parts and other support services, however we do not record any income until our products are formally accepted by our customers The revenue reported during this three month period thus includes amounts we carried on our balance sheet during prior reporting periods as deferred revenue pending acceptance of the final products by the U.S. Army and the U.S. Marines. During the three month period ended March 31, 2006, we received approximately $33,000,000 from vehicle sales and $1,800,000 from the sale of spare parts and other support services. The revenue from the sale of spare parts has continuedd to increase over past quarters, driven by the increasing number of our vehicles delivered and deployed to areas of operations. We intend to continue to develop this spare parts business as an increasingly important part of our revenue base.

Cost of Sales: Cost of sales for the three month period ended March 31, 2006 was $28,164,816 representing an increase of $21,769,497 compared to the same period in 2005. The increase during this period was due to the increased level of vehicle production, and the corresponding increased cost of direct and indirect labor and material associated with our manufacturing activities. The cost of sales for the three month period ended March 31, 2006 was 81% of gross revenues for such three month period representing a 19% gross profit for this period, compared with cost of sales of 110% of gross revenues for the same period in 2005. This improvement in our gross profit is the result in part of increasing efficiency of our manufacturing operations. As we continue to expand our production capacity, we expect to achieve increased cost efficiency from volume purchasing, improvements in our manufacturing processes and the allocation of indirect costs across a broader production base, resulting in a projected decrease in the cost of sales as a percentage of gross revenue.

General and Administrative Expenses: General and Administrative expenses for the three month period ended March 31, 2006 were $6,523,128 representing an increase of $3,320,829 compared to the same period in 2005. The G&A expenses for the period ended March 31, 2006 included $663,590 in research and development expense. We expect our General and Administrative expenses to increase over time as we continue to expand our production capacity to meet increasing sales demand, however we expect the percentage of our G&A expenses in relation to gross revenues to decrease as we achieve greater efficiencies in our operations. Thus, for example, during the three month period ended March 31, 2006, our General and Administrative expense was 19% of our gross revenue as compared with 54% for the same period in 2005.

Net Gain/(Loss): Net Loss for the three month period ended March 31, 2006 was $665,633 representing an improvement over the net loss of $3,982,910 incurred during the same period in 2005. The improved performance is due primarily to higher production volumes and improved operating cost efficiencies.

Backlog: On April 23, 2004 we announced a contract award to deliver Cougar Hardened Engineer Vehicles, or HEV, to the U. S. Marine Corps, of which fourteen were initially funded under the contract. On March 8, 2005 the U.S. Marine Corps exercised its option to increase the number of HEV vehicles by fourteen, for a total of twenty-eight vehicles. As of March 31, 2006 we delivered a total of twenty-seven HEV vehicles, and have a remaining backlog of one Cougar HEV vehicle to be delivered under this contract, with a value of approximately $400,000. On May 17, 2004 we announced the award of a contract to deliver twenty-one Buffalo vehicles to the U.S. Army and in October 2004 we were awarded a separate contract by the U.S. Army for an additional fifteen Buffalo vehicles. Initial deliveries under these two Buffalo contracts began during 2004 and 2005, and as of March 31, 2006 we have delivered all thirty-six Buffalo vehicles, leaving no backlog under these two contracts with the U.S. Army. During the second quarter of 2005 we announced the award of a new contract by the U.S. Marine Corps for delivery of one hundred twenty-two Cougar Joint EOD Rapid Response Vehicles (“JERRV”) to be delivered during 2005 and 2006, with a total value (with associated spares parts and training) of $90,000,000. As of March 31, 2006, we have delivered 61 JERRV vehicles and have a remaining backlog of 61 vehicles under the JERRV contract with an approximate value of $45,000,000, including associated spares and support. During the three month period ended December 31, 2005, we also announced a new order from the U.S. Marine Corps. for the purchase of four Buffalo vehicles (with associated spares, service and training) for a total contract price of $3,852,026.00. We delivered all four of these Buffalo vehicles under such contract during 2005.

On February 3, 2006 we announced the award of a Letter Contract from the U.S. Army for the delivery of 19 Buffalo Vehicles with an option for an additional 27 vehicles. The Army subsequently reduced the number of the additional vehicles from 27 to 22, for a total of 41. The Letter Contract is subject to definitization of terms. Additionally, on March 2, 2006 we announced the award of a contract with the U. S. Army, whereby we agree to provide the Army with authorized stock list supplies to service its Buffalo route clearance vehicle for the sum of up to $5 million.

Future Results: During the remainder of calendar year 2006 we expect to have incurred the majority of our presently anticipated infra-structure expansion costs and to achieve a substantially increased level of vehicle production capacity, resulting in increased revenues and profitability for such upcoming period. Set out below is a table showing actual and projected deliveries of our vehicles during 2004, 2005 and 2006 based on our internal estimates although our actual results may vary depending upon parts and material availability, actual production schedules, production efficiencies and other contingencies discussed in this report.

Vehicle Deliveries 2004, 2005 & 2006

	Actual						Projected
	2004	Q1-2005	Q2-2005	Q3-2005	Q4-2005	Q1-2006	Q2-2006	Q3-2006	Q4-2006
Buffalo	9	2	22	3	4	1	12	12	12
Cougar HEV	5	8	2	8	4	0	0	0	0
Cougar JERRV	0	0	0	2	16	43	62	60	60
Total	14	10	24	13	24	44	74	72	72

TRENDS, RISKS AND UNCERTAINTIES

The results of our operations for the period ended March 31, 2006 reflect the continued transition from net losses associated with our start up period to profitability as we evolve to become a manufacturing facility with stable production capability. During 2004 we were awarded contracts by the U.S. Army for a total of thirty six Buffalos and by the U.S. Marines for twenty eight Cougars, and were able to build 14 vehicles during that year. In 2005 we produced a total of total of 71 vehicles, representing an increase of 407%. During the three month period ended March 31, 2006, we produced a total of 44 vehicles, representing an annualized increase of 248%, and we are on track to achieve a minimum production capacity of 24 vehicles per month. During 2005, as we were working to complete our 2004 backlog, we also undertook the work necessary to increase our production capacity to meet the demand for our vehicles under the JERRV contract for one hundred twenty-two Cougars awarded in May 2005. This included substantial vehicle and automotive engineering work, manufacturing engineering development, hiring and training workers and the expansion of our manufacturing and administrative facilities. While the JERRV contract reflects a broader, growing demand for our vehicles, we continued to face the challenge of expanding our manufacturing capacity to fully exploit this opportunity. During 2005 we moved aggressively to meet this challenge by expanding our facilities, improving our operating systems and refining our manufacturing processes. These activities required a significant commitment of short term resources, but have positioned us to reap a long-term benefit. The results for the first quarter of 2006 demonstrate that we are beginning to be in a position to reap such benefits, in the form of increased liquidity and operating profitability.

We recognize there are risks associated with our on-going expansion activities. We continue to rely upon the U.S. Army and the U.S. Marine Corps for 100% of our sales, and if either customer elected not to issue further orders to us it would have a dramatic negative impact upon our financial performance. In addition, if we are delayed in meeting the delivery schedule under the JERRV contract, we may be obligated to pay liquidated damages for any delayed vehicle, and in the event of any substantial failure to perform, the customer could cancel the contract and/or claim additional damages. Payment of liquidated damages could negatively impact our future liquidity, and since we are incurring significant costs associated with our expansion program based on the expectation of future contract revenues, loss of the JERRV contract would have a dramatic impact on both our liquidity and our financial performance. We currently do not have any reason to expect that our customers will choose to stop buying our vehicles or that the JERRV contract would be cancelled.

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

LIQUIDITY AND CAPITAL RESOURCES

Current Liquidity: For the three month period ended March 31, 2006, we had a starting cash balance of $1,217,509 and an ending cash balance of $6,146,738 representing a net increase in our cash position for such period of $4,929,229. During this period we incurred positive cash flows from operations of $7,198,742 and used $1,627,553 in connection with our financing activities, including paying $1,250,000 of the principal amount due under our short term debt.

Future Liquidity: During the three month period ended March 31, 2006 we experienced positive cash flows from operations of $7,118,898 and were able to retire a portion of our short term debt. During this period, we continued to manage our accounts payable, and continued to factor our U.S. Government receivables under the Purchase and Sale Agreement with GC Financial Services, Inc. which allows us to receive payment within 24-48 hours of vehicle deliveries and reduces the impact of the government contract payment cycle on our short term liquidity. During the remainder of 2006 we expect the infra-structure expenses we have incurred in connection with our production ramp-up will begin to level off or decline and that we will continue to experience increased levels of positive cash flows from operations as we increase the volume of vehicle production. Such positive cash flows will allow us to pay down all or a portion of our short term debt and reduce the level of our accounts payable. In addition, we are also undertaking to secure long-term, asset-based debt financing to provide liquidity to support our continued development and growth.

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

ITEM 3 –   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Interim Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

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

ITEM 1 – LEGAL PROCEEDINGS

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

ITEM 1A – RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors, other information included in this Form 10-Q. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected, and you may lose some or all of your investment.

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

We are an early stage production company. We acquired our subsidiary, Force Protection Industries, Inc. (formerly Technical Solutions Group, Inc.) in July 2002 and have only recently begun generating significant revenues. We generated revenues from our current products of $6,247,285 for the year ended December 31, 2003, $10,272,757 for the year ended December 31, 2004 and $49,712,829 for the year ended December 31, 2005. The sale of our mine protected vehicles and associated spare parts provided 100% of the sales, 100% of the cost of goods sold and 100% of the loss in 2004 and 2005. Our ability to successfully commercialize our products will depend on, among other things, successful completion of our ongoing development activities, geo-political events, ability to cost effectively manufacture and distribute our products, and the relative cost to the customer of our system as compared to alternative competitive products. Because we focus on emerging markets, market reaction can be difficult to predict. Many of our planned products incorporate technologies or approaches that have not yet achieved broad market acceptance. In addition, we have a limited history of competing in the intensely competitive defense industry. Our technology may not be successfully commercialized or marketed. As a result, we may never achieve or sustain profitable operations.

Our independent accountants have issued a Going Concern Opinion and, if we do not generate enough cash from operations to sustain our business, we may have to liquidate assets or curtail our operations.

The financial statements in our annual report on Form 10-K for the year ended December 31, 2005, have been prepared assuming we will continue as a going concern. During the year ended December 31, 2003, we incurred a net loss of $5,321,624, during the year ended December 31, 2004 we incurred a net loss of $10,245,833 and during the year ended December 31, 2005 we incurred a net loss of $16,565,668. Conditions exist which raise substantial doubt about our ability to continue unless we are able to generate sufficient cash flows to meet our obligations and sustain our operations. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We do not have a formal stock compensation plan, however we have issued stock to employees and non-employees from time to time as compensation for services rendered.

During the three month period ended March 31, 2006, we granted 300,000 shares of unregistered stock valued at $216,000 and options to purchase 1,000,000 shares of common stock at an exercise price of $0.72 per share as compensation to our Chief Executive Officer. The options vest on January 1, 2007 or earlier upon the occurrence of specified events.

On February 25, 2006, we issued 47,619 shares of our unregistered common stock to Mr. McQuinn valued at $100,000 in accordance with the terms of Mr. McQuinn’s employment agreement.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 - OTHER INFORMATION

NOTE REGARDING OUR AUDITORS

During 2004, the accounting firm of Jaspers and Hall, PC purchased the assets of Michael Johnson and Company, LLC - our former independent auditors. To maintain continuity in the audit procedure, we chose to use the services of Jaspers and Hall after such purchase, as the preceding company was familiar with our financial records. Our Board of Directors has confirmed the withdrawal of Michael Johnson & Co., LLC as our principal accountants and ratified the appointment of Messrs Jaspers + Hall, PC to serve as our independent public accountants for the fiscal year ending December 31, 2005.

There have been no disagreements with Jaspers + Hall on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Jaspers + Hall’s satisfaction, would have caused them to make reference to the subject matter of such disagreements in connection with their report on our consolidated financial statements for such year. Jaspers + Hall’s report on our consolidated financial statements for the fiscal year ended December 31, 2005 did not contain an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles, however, they were modified to include an explanatory paragraph wherein they expressed substantial doubt about our ability to continue as a going concern.

During the year ended December 31, 2005 and through the date hereof, we did not consult with Jaspers + Hall, PC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.

ITEM 6 – EXHIBITS

EXHIBIT INDEX

NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger (included as Attachment A to exhibit 99.2 to the Form DEF 14A filed November 19, 2004, and incorporated herein by reference).

3.1	Articles of Incorporation (included as Attachment B to exhibit 99.2 to the Form DEF 14A filed November 19, 2004, and incorporated herein by reference).

3.2	By-Laws (included as Attachment C to exhibit 99.2 to the Form DEF 14A filed November 19, 2004, and incorporated herein by reference).

3.3	Amended Articles of Incorporation (included as Attachment D to exhibit 99.2 to the Form DEF 14A filed November 19, 2004, and incorporated herein by reference).

4.1	Certificate of Designation for Series D Convertible Preferred Stock, dated January 19, 2006 (included as exhibit 4.1 to the Form 8-K filed January 27, 2006, and incorporated herein by reference).

4.2	Form of Common Stock Purchase Warrant, dated January 19, 2006, (included as Exhibit 4.2 to the Form 8-K filed January 27, 2006, and incorporated herein by reference).

4.3	Securities Purchase Agreement, dated January 19, 2006 (included as Exhibit 4.3 to the Form 8-K filed January 27, 2006, and incorporated herein by reference).

4.4	Registration Rights Agreement, dated January 19, 2006 (included as Exhibit 4.4 to the Form 8-K filed January 27, 2006, and incorporated herein by reference).

4.5	Amended and Restated Certificate of Designation for Series B Convertible Preferred Stock (included as exhibit 4.1 of the Form 8-K filed February 15, 2006, and incorporated herein by reference).

4.6	Amended and Restated Certificate of Designation for Series C Convertible Preferred Stock (included as exhibit 4.2 of the Form 8-K filed February 15, 2006, and incorporated herein by reference).

4.7	Bridge Facility between the Company and GC Financial Services, Inc., dated September 29, 2006 (included as Exhibit 4.1 to the Form 8-K filed July 8, 2006, and incorporated herein by reference).

4.8	Demand Note between the Company and GC Financial Services, Inc., dated September 29, 2006 (included as Exhibit 4.2 to the Form 8-K filed July 8, 2006, and incorporated herein by reference).

10.1	Sonic Jet Corporation 2000 Stock Option Plan & Advisory and Consulting Agreement, dated May 1, 2000 (included as Appendix A to the Form 14C filed March 31, 2000, and incorporated herein by reference).

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

10.7	Non-Employee Directors and Consultants Retainer Stock Plan, dated March 31, 2003 (included as exhibit 4 to the Form S-8 filed November 7, 2003, and incorporated herein by reference).

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

FORCE PROTECTION, INC.

Date: May 15, 2006

By:	/s/ Gordon McGilton
Gordon McGilton
Chief Executive Officer

Date: May 15, 2006

By:	/s/ R. Scott Ervin
R. Scott Ervin
Interim Chief Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures

Name	Title	Date

/s/ Frank Kavanaugh	Chairman, Board of Directors	May 15, 2006
Frank Kavanaugh

/s/ Gordon McGilton	Director, and	May 15, 2006
Gordon McGilton	Chief Executive Officer

/s/ R. Scott Ervin	Director, General Counsel and	May 15, 2006
R. Scott Ervin	Interim Chief Financial Officer

/s/ Raymond Pollard	Director, Chief Operating Officer	May 15, 2006
Raymond Pollard

/s/ Jack Davis	Director	May 15, 2006
Jack Davis

/s/ Gale Aguilar	Director	May 15, 2006
Gale Aguilar