Form 10-Q
period 2006-06-30
FORCE PROTECTION INC
filed 2006-08-14
CIK 1032863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                                 TO

COMMISSION FILE NUMBER: 000-22273

FORCE PROTECTION, INC.

Nevada	84-1383888
(State of Incorporation)	(I.R.S. EIN)

9801 Highway 78, Bldg #1

Ladson, South Carolina

29456

Issuer’s telephone number: (843) 740-7015

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                    Accelerated filer ☐                                              Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

As of August 14, 2006 the Issuer had 51,089,229 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐     No ☒

PART I – FINANCIAL INFORMATION

ITEM 1  - FINANCIAL STATEMENTS

REPORT ON REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

JASPERS + HALL, PC

CERTIFIED PUBLIC ACCOUNTANTS

9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Force Protection, Inc.

Ladson, South Carolina

We have reviewed the accompanying consolidated balance sheet of Force Protection, Inc. and Subsidiaries as of June 30, 2006, and the related consolidated statements of income for the three and six month periods ended June 30, 2006 and cash flows for the six months ended June 30, 2006. These financial statements are the responsibility of the company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Force Protection Inc. and Subsidiaries as of December 31, 2005, and the related statements of income, retained earnings and cash flows for the year then ended (not presented herein); and in our report dated March 17, 2006, we expressed an unqualified opinion on those financial statements.  Our report contained an explanatory paragraph that described a going concern.  In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Jaspers + Hall, PC

August 7, 2006

Denver, Colorado

FORCE PROTECTION, INC.

CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current Assets:
Cash	$3,469,394	$1,217,509
Accounts receivable	8,101,608	4,033,581
Inventories	21,341,638	32,486,776
Other current assets	332,525	267,189
Total current assets	33,245,165	38,005,055
Property and equipment, net	4,149,036	2,138,703
Total Assets	$37,394,201	$40,143,758

LIABILITIES & SHAREHOLDERS’ EQUITY LIABILITIES
Current Liabilities:
Accounts payable	$21,900,694	$14,688,855
Other accrued liabilities	1,533,339	1,618,451
Contract liabilities	2,997,326	2,053,285
Loans payable	2,500,000	7,500,000
Deferred revenue	215,570	12,598,921
Total Current Liabilities	29,146,929	38,459,512
Total Liabilities	$29,146,929	$38,459,512

SHAREHOLDERS’ EQUITY
Preferred stock: no par value, 10,000,000 shares authorized: Series D convertible preferred stock, $1,000 par value; 20,000 shares authorized 4,877 shares at 6.30.2006 and 13,004 shares at 12.31.2005 issued and outstanding,	4,724,496	12,597,390
Common stock, Par Value $0.001, 300,000,000 shares authorized; in 2005 42,081,570 shares at 6.30.2006 and 36,114,217 shares at 12.31.2005 issued and outstanding	42,082	36,114
Warrants – 1,387,916 outstanding	1,500	1,500
Shares committed to be issued ***		122,000
Additional Paid-in Capital	52,445,295	38,232,994
Accumulated deficit	(48,966,101)	(49,305,752)
Total Shareholders’ Equity	8,247,272	1,684,246

Total Liabilities and Shareholders’ Equity	$37,394,201	$40,143,758

*** Represents 41,667 common shares and 1 Series C share accrued in 2005 and issued in 2006

The accompanying Notes are an integral part of these Financial Statements.

FORCE PROTECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	(in dollars)		(in dollars)

Net Sales	$56,074,537	$18,295,357	$90,877,122	$24,148,780
Cost of sales	45,917,751	14,261,165	74,082,567	20,656,484

Gross Profit	10,156,786	4,034,192	16,794,555	3,492,296

General and administrative expense	7,483,444	3,361,615	13,342,981	6,353,059
Research and Development	641,215	367,925	1,304,805	578,780
Operating Profit (Loss)	2,032,127	304,652	2,146,769	(3,439,543)

Other income	20,873	29,483	47,922	68,024
Interest expense	(818,985)	(203,502)	(1,626,309)	(480,758)

Net Profit/(Loss)	$1,234,015	$130,633	$568,382	$(3,852,277)

Basic Profit/(Loss) per common share	$0.03	$(0.00)	$0.01	$(0.12)

Diluted Profit/(Loss) per common share	$0.03	$(0.00)	$0.01	$(0.12)

Weighted-average shares used to compute:
Basic profit/(loss) per share	39,511,931	34,403,512	38,487,506	34,403,512
Diluted profit/(loss) per share	44,851,658	34,403,512	38,487,506	34,403,512

The accompanying Notes are an integral part of these Financial Statements.

FORCE PROTECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30
	2006	2005
	(in dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	568,382	(3,852,277)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and Amortization	338,160	182,854
Common Stock issued For Services	401,462
Warranty and Royalties		257,000
Change in assets and liabilities:
Decrease (increase) in accounts receivable	(4,068,027)	(1,018,710)
Decrease (increase) in inventories	11,145,138	(3,232,652)
Decrease (increase) in other current assets	(65,336)	(101,290)
Increase (decrease) in accounts payable	7,211,839	2,481,485
Increase (decrease) in other accrued liabilities	(85,112)	(42,232)
Increase (decrease) in contract liabilities	944,041	(517,092)
Increase (decrease) in deferred revenue	(12,383,351)	1,038,368

Net cash Provided (used) in operating activities	4,007,196	(4,804,546)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,348,493)	(1,092,676)
Proceeds from sale of property and equipment	—	155,442
Net cash used in investing activities	(2,348,493)	(937,234)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Preferred Stock	—	15,800,000
Issuance of common stock, net	5,970,735	802,273
Short Term Debts		(360,975)
Payment on capitalized lease obligations		48,420
Preferred Stock Dividends paid	(377,553)
Proceeds from (Payments on) loans, net	(5,000,000)	(4,000,000)

Net cash provided by Financing Activities	593,182	12,289,718

Net increase (decrease) in cash	2,251,885	6,547,938

CASH - beginning of period	1,217,509	2,264,406

CASH - end of period	3,469,394	8,812,344

The accompanying Notes are an integral part of these Financial Statements.

FORCE PROTECTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

NOTE 1 - PRESENTATION OF CONSOLIDATED INTERIM INFORMATION

In the opinion of the management of Force Protection, Inc. and its wholly-owned subsidiaries, the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2006, and the results of operations and cash flows for the three month period ended June 30, 2006. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in Force Protection Inc.’s audited consolidated financial statements and notes for the fiscal year ended December 31, 2005.

The consolidated financial statements include the accounts of Force Protection, Inc., and our two wholly owned subsidiaries, Force Protection Industries, Inc. (formerly Technical Solutions Group, Inc.) and Force Protection Technologies, Inc (formerly TSG International, Inc.) for the three month period ended June 30, 2006. All inter-company balances and transactions are eliminated in consolidation.

NOTE 2 – INVENTORIES

Inventory at June 30, 2006 consisted of the following:

	June 30, 2006	Dec. 31, 2005

Raw materials and supplies	$13,626,039	$15,222,503
Work in process	9,721,539	17,762,554
Less: Allowance for obsolescence and shrinkage	(2,005,940)	(498,281)

Net Inventories	$21,341,638	$32,486,776

NOTE 3 - PROPERTY AND EQUIPMENT

Property, Plant and Equipment at June 30, 2006 consisted of the following:

	June 30, 2006	Dec. 31, 2005

Furniture and fixtures	$236,863	$227,613
Leasehold improvements	308,557	59,928
Machinery and equipment	3,444,970	2,024,436
Test Equipment	16,790	16,790
Manuals	104,798	104,798
Vehicles	56,464	56,464
Demo vehicles	1,095,925	425,845
Less depreciation and amortization	(1,115,331)	(777,171)

Net property and equipment	$4,149,036	$2,138,703

Depreciation expense for the period ended June 30, 2006 was $338,160 compared with $182,854 for the same period in 2005.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Compensation of Executive Officers & Directors

On May 1, 2006 the Company entered into an employment agreement with Mr. Raymond Pollard to act as its Chief Operating Officer.  Under the terms of the agreement, Mr. Pollard is to receive compensation of $240,000 per year, plus relocation expenses of $30,000.  In addition Mr. Pollard is to receive an annual grant of 20,513 shares of our unregistered common stock valued at $40,000 based on the closing share price for our stock on the date of Mr. Pollard’s acceptance of employment with the Company. These share grants will vest on the first and second anniversary of his employment.  Mr. Pollard also served as a member of the Board of Directors and has received $6,000 in cash and 3,906 shares of common stock as compensation for his services as a director in 2006. Mr. Pollard resigned from the Board of Directors effective August 4, 2006.

Mr. Jack Davis joined the Board of Directors on January 13, 2006 as a non-employee, independent Board member. Mr. Davis has received $6,000 in cash and 3,906 shares of common stock as compensation for his services as a director in 2006.

On February 4, 2005, the Company entered into an agreement with Mr. Ted McQuinn to act as President of its subsidiary Force Protection Industries, Inc. Under the terms of the agreement, Mr. McQuinn is to receive compensation of $180,000 per year, plus an annual grant (for a period of three years) of unregistered common stock valued at $100,000 and a one time grant of unregistered common stock valued at $20,000.  Mr. McQuinn resigned effective March 31, 2006.

On January 27, 2005, the Company entered into an agreement with Mr. Gordon McGilton to act as its Chief Quality Officer. Under the terms of such agreement, Mr. McGilton is to receive a base salary of $180,000 plus an annual bonus of $180,000 and reimbursement for travel, lodging and other out of pocket expenses incurred during employment. The Company also agreed to provide Mr. McGilton stock options once it adopts a stock option plan. Effective April 18, 2005, the Company appointed Mr. McGilton as its Chief Executive Officer.  During 2005 Mr. McGilton received “in kind” compensation in the amount of $20,000 in the form of a Vortex jet boat which the Company gave Mr. McGilton title to. This “in kind” compensation was for work performed for the Company by Mr. McGilton as an independent contractor during 2001and 2002. Effective January 1, 2006 the Company modified Mr. McGilton’s compensation to include cash compensation of $35,000 per month, relocation expense of $30,000 upon separation for the Company, a one time grant of 300,000 shares of the Company’s unregistered common stock and options to purchase 1,000,000 shares of the Company’s stock at an exercise price of $0.72 per share, such options to vest on January 1, 2007 (or earlier upon the occurrence of specified events).  Mr. McGilton joined the board of directors on April 18, 2005. Mr. McGilton received no compensation for his services as a director during 2005. Mr. McGilton has received $6,000 in cash and 3,906 shares of common stock as compensation for his services as a director in 2006.

On November 15, 2004, the Company entered into an employment agreement with Mr. R. Scott Ervin to act as its General Counsel. Under the terms of such agreement, Mr. Ervin is to receive compensation of $118,000 per year, plus relocation expenses of $15,000, plus a grant of unregistered common stock valued at $108,000. Effective January 1, 2005 the annual compensation under such agreement was increased to $140,000. On January 27, 2005, Mr. Ervin was appointed by the Board to act as Interim Chief Executive Officer during the Company’s search for a Chief Executive Officer. Upon the appointment of the new Company Chief Executive Officer on April 18, 2005, Mr. Ervin ceased to serve as the Interim Chief Executive Officer but continues to serve as General Counsel and a member of the board of directors. Mr. Ervin received no compensation for his services as a director during 2005. On November 14, 2005 the Board appointed Mr. Ervin to serve as the Acting Chief Financial Officer following the resignation of the former Chief Financial Officer. Effective February 10, 2006, the Company increased Mr. Ervin’s compensation to $180,000 per annum. On May 21, 2006, the board of directors agreed to compensate our independent directors $1,000 for each month of service to the Company during 2004 and 2005. We paid Mr. Ervin $7,000 for his services as an independent director in 2004. Mr. Ervin has received $6,000 in cash and 3,906 shares of common stock as compensation for his services as a director in 2006.

On November 8, 2004 the Company entered into an employment agreement with Director Mr. Gale Aguilar to act as the Interim Chief Executive Officer. Under the terms of such agreement, Mr. Aguilar received compensation of $180,000 per year, plus a grant of 20,833 shares of unregistered common stock vesting on November 18, 2004 valued at $40,000 and a grant of 20,833 shares of unregistered common stock plus one share of the Company’s Series C stock vesting on January 1, 2005 valued at $82,000. Mr. Aguilar’s employment agreement was terminated effective January 27, 2005. On May 21, 2006 the board of directors agreed to compensate our independent directors $1,000 for each month of service to the Company during 2004 and 2005. We paid Mr. Aguilar $10,000 for his services as an independent director in 2004 and $11,000 for his service as an independent director in 2005. Mr. Aguilar has received $6,000 in cash and 3,906 shares of common stock as compensation for his services as a director in 2006.

On June 30, 2003 the Company entered into an employment agreement with Mr. Frank Kavanaugh to act as its Vice President of Business Development. Under the terms of such agreement, Mr. Kavanaugh is to receive compensation of $180,000 per year. In addition, on December 31, 2004 Mr. Kavanaugh received a one time grant of 10 Series C shares and 41,667 common shares valued at $180,000. On May 14, 2005 Mr. Kavanaugh resigned from his employment with the Company, but continues to serve on the board of directors as Chairman. In connection with Mr. Kavanaugh’s resignation, the Company agreed to pay for 24 months of health coverage valued at $24,178. On June 2, 2006 the Company issued Mr. Kavanaugh 12,500 shares of its unregistered stock valued at $40,500 as compensation due under his 2003 employment contract. On May 21, 2006 the board of directors agreed to compensate our independent directors $1,000 for each month of service to the Company during 2004 and 2005. We paid Mr. Kavanaugh $10,000 for his services as an independent director in 2004 and $7,000 for his service as an independent director in 2005. Mr. Kavanaugh has received $6,000 in cash and 3,906 shares of common stock as compensation for his services as a director in 2006.

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

During the three month period ended June 30, 2006 the Company reached agreement with the U.S. Marine Corps Contracting Officer on a final definitized price for the JERRV contract (M67854-05-D-5091) in the total amount of $89,739,728 representing a reduction of $3,364,405 in the originally stated total contract price. As of June 30, 2006 the Company has a provision of $326,999 for potential price adjustments on revenue recognized.

Legal Proceedings

On August 8, 2006, the Company settled all claims brought by Atlantis Partners, Inc. against the Company in the Circuit Court for the 15th Judical Circuit, Palm Beach County, Florida, arising out of an alleged finder’s fee agreement, for a one time payment of 30,000 shares of the Company’s unregistered common stock.

The Company believes that there are no other claims or litigation pending against the Company or its officers and directors in their roles as such, the outcome of which could have a material adverse effect on the Company’s financial condition or operation results.

Liquidated Damages

During the second quarter of 2005, the Company announced the award of contract M67854-05-D-5091 by the U.S. Marine Corps for delivery of one hundred twenty-two Cougar Joint EOD Rapid Response Vehicles (“JERRV”) to be delivered during 2005 and 2006.  As part of such contract, the Company received $6,699,996 in July 2005 as the initial contract milestone payment for “accelerated delivery costs.” Under the terms of the JERRV contract, the customer has the right to recover this milestone payment in the form of liquidated damages on each vehicle in the event any of the vehicles are delivered after the contractually agreed delivery date.  The amount of liquidated damages is $54,918 per vehicle for each vehicle delivered late (representing the total milestone payment of $6,699,996 divided by the 122 JERRV Cougars to be delivered under the contract). On April 17, 2006 by modification to the JERRV contract, the United States Marine Corps assessed contractual liquidated damages in the amount of $439,344 in respect of eight vehicles delivered late and reduced the amount of the total contract price accordingly.

During the three month period ended June 30,2006, the Company also confirmed that two former employees had filed claims under 31 U.S.C. §3730 alleging inter alia that the Company had failed to comply with the terms of the JERRV contract in respect of the allocation and use of the initial contract milestone payment for such “accelerated delivery costs.” The Company has agreed to settle with the United States Government and with these former employees all claims relating to or arising under the JERRV contract and the payment of such accelerated delivery costs for a total of $1,905,000 plus interest of $23,000. As of June 30, 2006, the Company had established a provision of $1,928,000 against this liability.

Other Accrued Liabilities

The Company’s accrued liabilities include the following:

	2006	2005
Compensation and benefits	1,393,339	1,341,101
Dividends on Preferred Stock	140,000	260,080
Other	—	17,270
	$1,533,339	$1,618,451

Contract Liabilities

Accruals for contract related liabilities include the following:

	2006	2005
Non- Recurring Warranty	0	1,306,018
General Warranty	742,327	380,044
Contract Price re-determination	326,999	367,223
Liquidated Damage Settlement	1,928,000	—
	$2,997,326	$2,053,285

NOTE 5 - DEFERRED REVENUE

The Company only recognizes revenue from the sales of its vehicles upon formal acceptance by its U.S. Government customer, however the Company receives performance based payments and long lead material payments in accordance with agreed milestones under some of its government contracts. The Company records such performance based payments as deferred revenue and carries them on its balance sheet until formal acceptance by the customer. As of June 30, 2006, the Company has booked $215,570 as deferred revenue resulting from its contracts with the U.S. Army and the U.S. Marines.

NOTE 6 - DEBT

On November 18, 2005, the Company entered into a Subscription Agreement with Longview Fund, LP and Longview Equity Fund, LP pursuant to which the Company issued secured promissory notes having a total face value of $7,500,000. The Notes matured on February 18, 2006, and paid simple interest payable at the annual rate of twenty-four percent. The Company also executed a Security Agreement that granted to Longview a first preferred UCC-1 security interest in all of the Company’s assets and property. On February 18, 2006, the Company entered into a Modification and Assignment Agreement with Longview pursuant to which the Company paid $1,250,000 of the face value of the Notes and extended the maturity date of the balance for an additional 60 days.  In addition, the Company consented to the assignment of $2,500,000 of the Notes to Fort Ashford Funds LLC. The Company’s Director, Frank Kavanaugh, is the principal owner of Fort Ashford Funds and a substantial shareholder of our common stock.

Mr. Kavanaugh’s relationship to Fort Ashford Funds was fully disclosed to the Company and Mr. Kavanaugh did not participate in the negotiations or decision process in respect of the Modification and Assignment Agreement.

On April 20, 2006, the Company paid $1,000,000 of the face value of the Notes outstanding and extended the maturity date on the Notes held by Longview and by Fort Ashford for an additional 60 days, through June 20, 2006.

On June 20, 2006, the Company paid $2,750,000 of the face value of the Notes held by Longview and extended the maturity date of the Fort Ashford Note for an additional 30 days, though July 20, 2006. On June 30, 2006, the Company had $2,500,000 in short-term debt, representing the face value of the Notes outstanding at that time.

On August 9, 2006, the Company paid off the full amount of the $2,500,000 Fort Ashford Note and currently has no further obligation under the Notes, the Security Agreement or other associated documents.

NOTE 7 - RECEIVABLES AND FACTORING

The Company entered into a Purchase and Sale Agreement (the “Factoring Agreement”) with GC Financial Services, Inc. dated June 29, 2005 pursuant to which it agreed to sell the U.S. government receivables under our JERRV Contract (M67854-05-D-5091) in an amount not to exceed $63,000,000. Under the terms of such agreement, the Company receives 98.1% of the value of receivables sold to GC Financial within 24-48 hours of delivery of the invoice. The total amount of factoring expense charged to interest expense during the three months ended June 30, 2006 was $269,074. During June 2006, the Company exceeded the agreed maximum value of receivable to be factored under the agreement and gave notice of termination of the Factoring Agreement to GC Financial. On June 22, 2006 the Factoring Agreement was cancelled between the parties.

NOTE 8 - STOCK BASED COMPENSATION

The Company does not have a formal stock compensation plan however the Company has issued stock to employees and non-employees from time to time as compensation for services rendered.

During the three month period ended June 30, 2006, the Company confirmed the grant to Mr. Kavanaugh of 12,500 shares of its unregistered common stock valued at $40,500 as compensation due under his 2003 employment contract and issued such shares.

On April 21, 2006, the board of directors adopted a resolution approving payment of compensation to each member of the Board in the amount of $6,000 per quarter in cash and $7,500 worth of unregistered common stock per quarter, such stock to be granted at a price based on the average five day market price for the Company’s shares following the date of approval of such compensation plan. Board members are required to hold such compensation shares until their board service is over.

NOTE 9 – STOCK OPTIONS

During 2005, the Company issued options to purchase 647,833 shares of its unregistered common stock to certain of its employees at an exercise price of $1.50 per share. All such options vested in full effective April 15, 2006.

NOTE 10 - COMMON STOCK WARRANTS

As of June 30, 2006 the following warrants to purchase shares of the Company’s common stock were outstanding:

•                  warrants to purchase 83,333 shares of unregistered common stock at $0.84/share expiring Nov. 15, 2008

•                  warrants to purchase 1,146,666 shares of common stock at $3.75/share expiring January 19, 2007

•                  warrants to purchase 116,250 shares of common stock at $3.75/share expiring May 5, 2007

•                  warrants to purchase 41,667 shares of unregistered common stock at $3.96/share expiring January 13, 2007

All of the foregoing warrants are immediately exercisable. The fair value of all these warrants was insignificant at the issuance date.

NOTE 11 - CONVERTIBLE PREFERRED STOCK

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

Series D Convertible Preferred Stock

On January 20, 2005 the Company authorized twenty thousand shares of Series D 6% Convertible Preferred Stock. On January 21, 2005, the Company issued 15,800 shares of Series D stock in a private placement. As of June 30, 2006 there were 4,877 shares of Series D stock outstanding. Holders of the Series D stock are entitled to receive cumulative dividends at the rate per share of 6% per annum, payable semi-annually on March 1 and September 1, beginning with the first such date after the original issue date. The Preferred Series D does not have voting rights. Upon any liquidation, dissolution or winding-up of the Corporation, whether voluntary or involuntary, the Holders of the Series D shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Preferred Stock an amount equal to the Stated Value per share plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon before any distribution or payment shall be made to the holders of any Junior Securities. Each share of Series D Preferred Stock will convert into the number of shares of the Company’s common stock equal to $1,000 divided by the conversion price at the holder’s discretion. The current conversion price is $2.10.  During the three month period ended June 30, 2006 a total of 3,601 shares of Convertible Preferred Series D stock were converted to common.

NOTE 12 - REVERSE STOCK SPLIT

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

NOTE 13 - OTHER STOCK TRANSACTIONS

Issuance of Common Stock: During the three month period ended June 30, 2006 the Company issued the following securities (other than those referred to in Notes 11 & 12 above relating to Stock Based Compensation):

•                  1,714,841 shares of common stock pursuant to the conversion of 3,601 shares of our Series D Convertible Preferred stock during the three month period ended June 30, 2006.

•                  586 shares of common stock as “dividend shares” under the Series D certificate of designation.

•                  1,595,568 shares of common stock as a result of the exercise of warrants.

•                  12,500 shares of unregistered stock as compensation to one of our former executives.

•                  23,436 shares of unregistered common stock as compensation to our Directors for their service to the Company.

Convertible Preferred Series D: On January 21, 2005, the Company issued 15,800 shares of Series D 6% Convertible Preferred Stock (“Series D stock”) having par value of $1,000 per share, for gross proceeds of $15.8 million. Each share of the Series D stock may convert at any time, in the holder’s discretion, into 476 shares of our common stock at a fixed conversion price of $2.10 per common share. Holders of the Series D stock are entitled to receive cumulative dividends at the rate per share of 6% per annum, payable semi-annually on March 1 and September 1, beginning with the first such date after the original issue date; such dividends may be paid in cash or shares of stock according to the terms of the Series D Certificate of Designation.  In connection with the sale of the Series D stock, we issued warrants to the Series D shareholders to purchase 2,633,333 shares of our common stock. The exercise price of the warrants is $3.75 per share, and can be exercised at any time prior to their expiration on January 19, 2008. Finally, in connection with the sale of the Series D stock, we issued to the transaction placement agent warrants to purchase 65,833 shares of the Company’s common stock at an exercise price of $3.75 per share.  The warrants expire on January 19, 2008. As of June 30, 2006:

•                  There are 4,877 shares of the Series D stock outstanding, at a conversion price of $2.10 share.

•                  There are 1,146,666 Series D warrant shares outstanding, at an exercise price of $3.75 per share.

Private Sale of Public Equity: On July 24, 2006, the Company sold 8,250,000 shares of its unregistered common stock at $5.00 per share through a private placement for gross proceeds $41,250,000. The proceeds net of commissions were $39,187,500.  The shares were sold to 15 institutional investors in accordance with Rule 506 of Regulation D under the Securities Act of 1933 (as amended) in that:

•                  the sales were made to a sophisticated or accredited investors, as defined in Rule 502;

•                  the Company gave each purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

•                  at a reasonable time prior to the sale of securities, the Company advised each purchaser of the limitations on resale in the manner contained in Rule 502(d)2;

•                  neither the Company nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

•                  the Company exercised reasonable care to assure that each purchaser of the securities is not an underwriter within the meaning of Section 2(11) of the Securities Act of 1933 in compliance with Rule 502(d).

NOTE 14 – GAIN/LOSS PER SHARE

The Company utilizes SFAS No. 128, “Earnings per Share” to calculate gain/loss per share. Basic gain/loss per share is computed by dividing the gain/loss available to common stockholders (as the numerator) by the weighted-average number of common shares outstanding (as the denominator). Diluted gain/loss per share is computed similar to basic gain/loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional common shares were dilutive.  Under SFAS No. 128, where there is a loss, the inclusion of additional common shares is anti-dilutive (since the increased number of shares reduces the per share loss available to common stock holders), and if the additional common shares are anti-dilutive, they are not added to the denominator in the calculation.  For periods, where the additional common shares are anti-dilutive, the following common stock equivalents have been excluded from the calculation of diluted loss per share:

Common Stock Equivalents excluded from calculation

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Convertible Preferred Stock Series D	—	6,192,381	2,322,381	6,192,381
Warrants	—	3,266,877	1,387,916	3,266,877
Options	—	647,833	1,504,540	647,833

Total	—	10,107,091	5,214,837	10,107,091

Basic Earning Per Share Computation:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	(in dollars)		(in dollars)

Net Profit/(Loss)	1,234,015	$130,633	568,382	(3,852,277)

Preferred Dividends	(97,610)	(213,897)	(257,474)	(388,781)

Profit/(Loss) available to common shareholders	1,136,405	(83,264)	310,908	(4,241,058)

Basics Profit/(Loss) per common share	$0.03	$(0.00)	$0.01	$(0.12)

Weighted-average shares used to compute:
Basic profit/(loss) per share	39,511,931	34,403,512	38,487,506	34,403,512

Dilutive Earning Per Share Computation:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Net Profit/(Loss)	1,234,015	130,633	568,382	(3,852,277)

Preferred Dividends	—	(213,897)	(257,474)	(388,781)

Profit/(Loss) available to common shareholders	1,234,015	(83,264)	310,908	(4,241,058)

Diluted Profit/(Loss) per common share	$0.03	$(0.00)	$0.01	$(0.12)

Weighted-average shares used to compute:
Diluted profit/(loss) per share	44,851,658	34,403,512	38,487,506	34,403,512

NOTE 15 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company’s Chief Executive Officer, Mr. McGilton, is a principle of APT Leadership, a consulting firm hired by the Company to provide business consulting services, training seminars and certain business software. During the three month period ended June 30, 2006, APT Leadership has billed the Company a total of $198,376 for such services, training and software.  In addition, the Company has entered into an agreement with APT Leadership pursuant to which APT has granted to the Company a non-exclusive right and license (the “License”) to use the diagrams, methods, concepts and business operating system functionality contained in APT Leadership’s “APT Tool” software and presented in APT Leadership’s training seminars, specifically including the use of system diagrams, process flow diagrams and actively linked inputs, outcomes and feedback loops to represent business “conversion processes” and to design and redesign “value added” versus “non-value added” process flow diagrams.  Under the terms of the agreement, the Company paid a one time license fee of $60,000 and agreed to pay an annual license fee thereafter of $50,000.

On November 18, 2005, the Company entered into a Subscription Agreement with Longview Fund, LP and Longview Equity Fund, LP pursuant to which the Company issued secured promissory notes having a total face value of $7,500,000. The Notes matured on February 18, 2006, and paid simple interest payable at the annual rate of twenty-four percent. The Company also executed a Security Agreement that granted to Longview a first preferred UCC-1 security interest in all of the Company’s assets and property. On February 18, 2006, the Company entered into a Modification and Assignment Agreement with the Longview pursuant to which the Company paid $1,250,000 of the face value of the Notes and extended the maturity date of the balance for an additional 60 days.  In addition, the Company consented to the assignment of $2,500,000 of the Notes to Fort Ashford Funds LLC. The Company’s Director, Frank Kavanaugh, is the principal owner of Fort Ashford Funds and a substantial shareholder of our common stock.  Mr. Kavanaugh’s relationship to Fort Ashford Funds was fully disclosed to the Company and Mr. Kavanaugh did not participate in the negotiations or decision process in respect of the Modification and Assignment Agreement.

On April 20, 2006 the Company paid $1,000,000 of the face value of the Notes outstanding and extended the maturity date on the Notes held by Longview and by Fort Ashford for an additional 60 days, through June 20, 2006. On June 20, 2006 the Company paid $2,750,000 of the face value of the Notes held by Longview and extended the maturity date of the Fort Ashford Note for an additional 30 days, though July 20, 2006. On June 30, 2006, the Company had $2,500,000 in short-term debt, representing the face value of the Notes outstanding at that time. On August 9, 2006 the Company paid off the full amount of the $2,500,000 Fort Ashford Note and currently has no further obligation to Fort Ashford under the Notes, the Security Agreement or other associated documents.

NOTE 16 - INCOME TAXES

There has been no provision for U.S. federal, state, or foreign income taxes for any period because the Company has cumulative losses for all jurisdictions.

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

Principles of Consolidation: The consolidated financial statements include the accounts of Force Protection, Inc., and our two wholly owned subsidiaries, Force Protection Industries, Inc. (formerly Technical Solutions Group, Inc.) and Force Protection Technologies, Inc (formerly TSG International, Inc.) for the three month period ended June 30, 2006. All inter-company balances and transactions are eliminated in consolidation.

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

Leasehold and improvements	20 years
Furniture and fixtures	3 years
Machinery and equipment	7 years
Tooling and molds	7 years
Vehicles	5 years

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

Revenue Recognition: Our revenue is derived principally from the sale of our vehicles and associated spare parts and training services. Revenue from products and services is only recognized at the time goods are shipped or services are actually delivered to and accepted by the customer, with an appropriate provision for returns and allowances. We receive performance based payments based on completion of specific milestones. These payments are recorded as deferred revenue and recognized on the profit and loss statement upon customer acceptance of the completed vehicle. It is our policy to not recognize revenue until customer acceptance. All advance payments are carried on our balance sheet as “deferred revenue” until acceptance of the vehicle by the customer.

Dividend Policy: We have never declared or paid a cash dividend on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination to pay cash dividends on our common stock will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, restrictions contained in our agreements and other factors which our board of directors deems relevant. Under the terms of the Certificate of Designation for our Series D Convertible Preferred stock, we are obligated to pay a 6% dividend in cash or shares of common stock on the outstanding shares of Series D stock.  Such divided is due and payable on March 1 and September 1 each year.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview: As a result of increased vehicle production and increased operating efficiencies we generated an operating profit for the second consecutive quarter. For the first time, we have achieved a year-to-date net profit.

For the three month period ended June 30, 2006, gross revenue from all sources was $56,074,537 against which we incurred total cost of goods of $45,917,751 generating a gross profit of $10,156,786. We incurred general and administrative expenses of $7,483,444 (which included a one time settlement provision of $1,928,000) plus research and development expenses in the amount of $641,215 resulting in an operating profit of $2,032,127.  We incurred interest expense of $818,985 and other income of $20,873, resulting in a net profit of $1,234,015.

For the six month period ended June 30, 2006, we generated positive cash flows from operations of $4,007,196 and realized a year to date net profit of $568,382.

The following table sets forth our consolidated statements of operations for the three month period ended June 30 for the years 2005 and 2006. The discussion and analysis that follows should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

Consolidated Statement of Operations

	Three Month Period Ended June 30
	2006	2005	Difference	% Change
Revenues	$56,074,537	18,295,357	$37,779,180	206%
Cost of Sales	45,917,751	14,261,165	31,656,586	222%

Gross Profit	$10,156,786	4,034,192	$6,122,594	152%
G.P.%	18.1%	22.1%

G&A Expense	$7,483,444	3,361,615	$4,121,829	123%
R&D Expense	641,215	367,925	273,290	74%
Total G&A	$8,124,659	3,729,540	$4,395,119	118%
G&A%	14.5%	20.4%

Operating Profit	$2,032,127	304,652	$1,727,475	567%

Interest Expense	(818,985)	(203,502)	(615,483)	302%
Other Income/(Expense)	20,873	29,483	(8,610)	-29%
Net Profit (Loss)	$1,234,015	130,633	$1,103,382	845%

Revenue: Revenue for the three month period ended June 30, 2006 was $56,074,537 representing an increase of $37,779,180 (or 206%) compared to the same period in 2005. During the three month period, we delivered a total of 64 vehicles (5 Buffalo and 59 Cougar JERRV). The increase in revenues was due to higher vehicle production volumes compared with last year, primarily as a result of the JERRV contract that was awarded in May 2005. Our revenue is derived from the sale of our Buffalo and Cougar vehicles and the sale of spare parts, training, field services and other support services. During the three month period ended June 30, 2006, we received $43,765,182 from vehicle sales and $12,309,355 from the sale of spare parts and other support services. The revenue from the sale of spare parts continues to increase, driven by the increasing number of our vehicles delivered and deployed to areas of operations. We intend to continue to develop this spare parts business as an increasingly important part of our revenue base.

Cost of Sales: Cost of sales for the three month period ended June 30, 2006 was $45,917,751 representing an increase of $31,656,586 (or 222%) compared to the same period in 2005. The increase during this period was due to the increased level of vehicle production, and the corresponding increased cost of direct and indirect labor and material associated with our manufacturing activities. The cost of sales for the three month period ended June 30, 2006 was 82% of gross revenues for such three month period representing an 18% gross profit for this period, compared with cost of sales of 78% and a gross profit of 22% for the same period in 2005. The gross margin for this three month period was negatively impacted by the contract definitization of our JERRV contract. As we continue to expand our production capacity, we expect to achieve increased cost efficiency from volume purchasing, improvements in our manufacturing processes and the allocation of indirect costs across a broader production base. We believe this will result in a decrease in our cost of sales as a percentage of gross revenue.

General and Administrative Expenses: General and administrative expenses for the three month period ended June 30, 2006 were $8,124,659 representing an increase of $4,395,119 (or 118%) compared to the same period in 2005. The general and administrative expenses for the period ended June 30, 2006 included $641,215 in research and development expense. We expect our general and administrative expenses to increase over time as we continue to expand our production capacity to meet increasing sales demand, however we expect the percentage of our general and administrative expenses in relation to gross revenues to decrease as we achieve greater efficiencies in our operations.  Thus, for example, during the three month period ended June 30, 2006 our general and administrative expenses were 14.5% of our gross revenue as compared with 20.4% for the same period in 2005. We expect this trend to continue.  Our general and administrative expenses for the three months ended June 30, 2006 include the one time provision of $1,928,000 in respect of the liabilities associated with the “accelerated delivery fee” under the JERRV contract, and if such one time contingency is excluded, our general and administrative expenses for such period would be 11.1% of our gross revenue.

Net Profit/(Loss): Net profit for the three month period ended June 30, 2006 was $1,234,015 representing an 844.6% increase over the net profit of $130,633 incurred during the same period in 2005. The improved performance is due to increasing efficiencies and our higher production volumes. Net profit for the six month period ended June 30, 2006 was $568,382 representing our first year-to-date profitable performance.

Backlog:

On May 17, 2004, we announced the award of a contract to deliver twenty-one Buffalo vehicles to the U.S. Army and in October 2004 we were awarded a separate contract by the U.S. Army for an additional fifteen Buffalo vehicles. Initial deliveries under these two Buffalo contracts began during 2004 and 2005, and as of June 30, 2006 we have delivered all thirty-six Buffalo vehicles, leaving no backlog under these two contracts with the U.S. Army.

During the three month period ended December 31, 2005, we announced a new order from the U.S. Marine Corps. for the purchase of four Buffalo vehicles (with associated spares, service and training) for a total contract price of $3,852,026. We delivered all four of these Buffalo vehicles in 2005.

On February 3, 2006, we announced the award of a Letter Contract from the U.S. Army for the delivery of 19 Buffalo Vehicles with an option for an additional 27 vehicles. The Army subsequently reduced the number of the additional vehicles from 27 to 22, for a total of 41. The Letter Contract is subject to definitization of terms.  As of June 30, 2006, we have delivered 8 Buffalo, leaving a contract backlog, assuming all options are exercised, of 33 Buffalo vehicles to deliver under this contract.

On March 2, 2006, we announced the award of a contract with the U. S. Army, whereby we agree to provide the Army with authorized stock list supplies to service its Buffalo route clearance vehicle for the sum of up to $5 million.  As of June 30, 2006 we had delivered $4,189,190 of the supplies under such contract.

On April 23, 2004, we announced a contract award to deliver Cougar Hardened Engineer Vehicles, or HEV, to the U. S. Marine Corps, of which fourteen were initially funded under the contract. On March 8, 2005 the U.S. Marine Corps exercised its option to increase the number of HEV vehicles by fourteen, for a total of twenty-eight vehicles. As of June 30, 2006 we delivered a total of twenty-seven HEV vehicles, and have a remaining backlog of one Cougar HEV vehicle to be delivered under this contract, with a value of approximately $400,000.

During the second quarter of 2005 we announced the award of a new contract by the U.S. Marine Corps for delivery of one hundred twenty-two Cougar Joint Explosive Ordnance Disposal Rapid Response Vehicles, or JERRV, to be delivered during 2005 and 2006, with a total value, with associated spares parts and training, of $90,000,000. As of June 30, 2006, we have delivered all 122 JERRV vehicles leaving no backlog under the initial JERRV contract. However, on May 5, 2006 we announced that we were awarded on a sole source basis a fixed price indefinite delivery/indefinite quantity contract with the U. S. Marine Corps. to provide not more than 79 additional JERRV and associated manuals, spare parts, field support and training for an amount not to exceed $51,031,110. As of June 30, 2006, we have not started delivery of these additional JERRV vehicles, leaving a backlog of 79 vehicles with a total value, with associated spares parts and training of $51,000,000.

On June 2, 2006, we announced that on May 31, 2006 the U.S. Army Tank-Automotive and Armaments Command, or TACOM, awarded BAE Systems Land & Armaments L.P. of York, Pa a delivery order in the amount of $180,503,000 as part of a $445,439,000 firm-fixed-price contract for the production and delivery of 378 Iraqi

Light Armored Vehicles, or ILAV, to be delivered to the Iraqi National Army. We have an agreement with BAE pursuant to which we will license to BAE the use of FPI’s Cougar vehicle as the basis for the ILAV design, and will act as BAE’s principal subcontractor to provide the manpower and other resources needed to produce 50% of the vehicles in Ladson South Carolina. We will also provide 100% of the after sales service and support required under the TACOM agreement. As of June 30, 2006, we have not delivered any of the ILAV vehicles, leaving a backlog of 100% of the contract value, which is approximately $55,000,000 under the current delivery order from TACOM.

We contract for the sale of our vehicles to the U.S. Government under fixed price sales contracts, subject to the provision of the U.S. Federal Acquisition Regulations (“FAR”). Under FAR 52.216-25 awards may be made subject to future “Contract Definitization” pursuant to which the contractor agrees to negotiate with the Government following commencement of the contract work to finalize detailed conditions of the contract, including pricing scheduling and other applicable requirements.  As part of such negotiations, the contractor is subject to audit by the U.S. Defense Contract Audit Agency of its direct material and labor costs, manufacturing overhead and margin.  Based on the audit and the negotiations with the Government, the final “definitized” contract price may be less than the amount originally stated.

During the three month period ended June 30, 2006, we reached agreement with the U.S. Marine Corps Contracting Officer on a final definitized price for the JERRV contract (M67854-05-D-5091) in the total amount of $89,739,728 representing a reduction of $3,364,405 in the originally stated total contract price.  As of June 30, 2006, we have a provision of $326,999 for potential price adjustments on revenue recognized.

Future Deliveries: Set out below is a table showing actual and projected deliveries of our vehicles during 2004, 2005 and 2006 based on our internal estimates although our actual results may vary depending upon parts and material availability, actual production schedules, production efficiencies and other contingencies discussed in this report.

Vehicle Deliveries 2004, 2005 & 2006

	Actual							Forecast
	2004	Q1-2005	Q2-2005	Q3-2005	Q4-2005	Q1-2006	Q2-2006	Q3-2006	Q4-2006
Buffalo	9	2	22	3	4	3	5	11	11

Cougar HEV	5	8	2	8	4	0	0	1	0

Cougar JERRV	0	0	0	2	16	45	59	52	27

Cougar ILAV	0	0	0	0	0	0	0	2	60

Total	14	10	24	13	24	48	64	66	98

TRENDS, RISKS AND UNCERTAINTIES

The results of our operations for the period ended June 30, 2006 reflect our continuing growth and production capacity, as our gross revenues for the second quarter of 2006 exceeded our total annual revenues for all of 2005.  We believe we have completed the transition from our start-up period to operating profitability as we evolve to become a manufacturing facility with stable production capability. During 2004 we were awarded contracts by the U.S. Army for a total of thirty six Buffalos and by the U.S. Marines for twenty eight Cougars. We were able to build 14 vehicles during that year.  In 2005, we produced a total of total of 71 vehicles, representing an increase of 407% from the prior year, and during the six month period ended June 30, 2006, we produced a total of 110 vehicles, representing an annualized increase in 2006 of 210%. During 2005, as we were working to complete our 2004 backlog. We also undertook the work necessary to increase our production capacity to meet the demand for our vehicles under the JERRV contract for one hundred twenty-two Cougars awarded in May 2005. This included substantial vehicle and automotive engineering work, manufacturing engineering development, hiring and training a workforce and the expansion of our manufacturing and administrative facilities. While the JERRV contract reflects a broader, growing demand for our vehicles, we continued to face the challenge of expanding our manufacturing capacity to fully exploit this opportunity. During 2005, we moved aggressively to meet this challenge by expanding our facilities, improving our operating systems and refining our manufacturing processes. These activities required a significant commitment of short term resources, but have positioned us to reap a long-term benefit.  The results for the first and second quarter of 2006 demonstrate that we are beginning to reap such benefits in the form of increased liquidity, operating profitability and net profit. We believe the May 31, 2006 ILAV contract offers us a new opportunity for expansion and growth, as it represents a new product line and a new customer orientation.

We recognize there are risks associated with our on-going expansion activities. We continue to rely upon the U.S. Army and the U.S. Marine Corps for 100% of our sales, and if either customer elected not to issue further orders to us it would have a dramatic impact upon our financial performance. We have no reason to believe that such additional orders will not be forthcoming. During the three month period ended June 30, 2006, we received follow on orders for additional JERRV vehicles and secured a new contract for the production of ILAV vehicles.

In the past, we have encountered some delays in securing the necessary components for our vehicles, for example armor steel, truck chassis, axle sets and ballistic glass. To mitigate this risk, we have identified multiple vendors for certain components to ensure we have alternate sources of supply, if necessary. Additionally, we have implemented a program of advance purchasing and stockpiling critical materials. For example, we currently have pre-purchased steel and truck parts to ensure availability of material needed for current and potential future orders. While we do not currently expect the potential non-availability of parts or raw materials to materially affect our operations, there is a possibility that delays or increased costs could negatively impact our financial performance if circumstances change. Apart from the foregoing, the main uncertainty about our future operations is whether we will continue to receive additional orders for our vehicles. It is impossible to predict with certainty whether such future orders will be placed by existing or new customers. If we do not receive future orders, it is unlikely that our business will continue. However, we believe our vehicles provide proven blast and ballistic protection, and that for so long as there is a risk of bodily harm to service personnel from explosive blasts, there will be a market for our products.

LIQUIDITY AND CAPITAL RESOURCES

Current Liquidity: For the six month period ended June 30, 2006, we had a starting cash balance of $1,217,509 and an ending cash balance of $3,469,394 representing a net increase in our cash position for such period of $2,251,885. During this period we incurred positive cash flows from operations of $4,007,196, we received $5,970,735 from the exercise of outstanding warrants and we paid down $5,000,000 of the principal amount due under our short term debt.

Future Liquidity: During the six month period ended June 30, 2006 we experienced positive cash flows from operations of $4,007,196 and were able to retire the majority of our short term debt.  During this period, we continued to manage our accounts payable, and continued to factor our U.S. Government receivables under the Purchase and Sale Agreement with GC Financial Services, Inc. which allows us to receive payment within 24-48 hours of vehicle deliveries, reducing the impact of the government contract payment cycle on our short term liquidity.  During the remainder of 2006 we expect the infra-structure expenses we have incurred in connection with our production ramp-up will begin to level off or decline and that we will continue to experience increased levels of positive cash flows from operations as we increase the volume of vehicle production. We expect such positive cash flows will allow us to pay down all or a portion of our short term debt and reduce the level of our accounts payable.  In addition, on July 24, 2006, we realized net proceeds of $39,187,500 through the sale of 8,250,000 shares of our common stock pursuant to a private placement with institutional investors.

Uncertainties: The amount of working capital that we will require depends on several factors, including without limitation, the extent and timing of sales of our products, future inventory costs, the timing and costs associated with the expansion of our manufacturing, development, engineering and customer support capabilities, the timing and cost of our product development and enhancement activities and our operating results. The realization of a major portion of the assets shown on our balance sheet is dependent upon the success of such future operations. During 2006 we anticipate we will generate cash flows from operations sufficient to satisfy our cash requirements, but if we are unable to do so, we may need to seek alternative sources of cash. Potential sources of such cash could include senior debt facilities, new lines of credit, or additional sales of our securities. If we raise funds through the sale of securities, the common stock currently outstanding could be diluted. There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, research and development, production, or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 3 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer and our Acting Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting.  Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Code of Ethics

We have adopted a Code of Ethics that applies to all executive officers and other employees. Our Code of Ethics is available for review on our website at www.forceprotection.net

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On August 8, 2006, we settled all claims brought by Atlantis Partners, Inc. against us in the Circuit Court for the 15th Judicial Circuit, Palm Beach County, Florida arising out of an alleged finder’s fee agreement, for a one time payment of 30,000 shares of our unregistered common stock.

We believe that there are no other claims or litigation pending against the Company or its officers and directors in their roles as such, the outcome of which could have a material adverse effect on the Company’s financial condition or operation results.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 26, 2006 we issued 586 shares of common stock to the holders of our Series D Preferred as “dividend shares” under the Series D certificate of designation.

On June 2, 2006 we issued 12,500 shares of unregistered stock to Mr. Frank Kavanaugh, one of our former executives as compensation due for services rendered to the Company during 2002 and 2003.

On May 22, 2006 we issued a total of 23,436 shares of unregistered common stock as compensation to our Directors for their service to the Company during the three month period ended March 31, 2006.

On July 24, 2006 we sold 8,250,000 shares of our unregistered common stock at $5.00 per share through a private placement for gross proceeds $41,250,000. The proceeds net of commissions were $39,187,500. The shares were sold to 15 institutional investors in accordance with Rule 506 of Regulation D under the Securities Act of 1933 (as amended) in that:

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

We intend to use the net proceeds from the financing to reduce our outstanding accounts payable, cover anticipated capita expenditures required for our continuing facilities and infra-structure expansion, and to provide short working capital to minimize the cyclic nature of the payment of our accounts receivable from the U.S. Government.

STOCK OPTION PLAN

We have issued the following options to purchase shares of our unregistered common stock to certain employees, including:

•                  Options to purchase 1,000,000 shares at $0.72/share.  These options were approved by the Board of Directors on November 18, 2005 to be granted on January 1, 2006 at 100% of the then current market price for our shares. These options vest in full on January 1, 2007.

•                  Options to purchase 647,833 at a purchase price of $1.50 per share. These options were granted on April 15, 2005 at 100% of the current market price for our shares. These options vested in full on April 15, 2006.

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

10.7	Non-Employee Directors and Consultants Retainer Stock Plan, dated June 30, 2003 (included as Exhibit 4 to the Form S-8 filed November 7, 2003, and incorporated herein by reference).

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

10.12	Royalty Agreement between the Company and J.J. van Eck, dated April 1, 2004 (included as Exhibit 10.13 to the Form 10-QSB filed August 13, 2004, and incorporated herein by reference).

10.13	Contract between the Company and the U.S. Marines, dated April 21, 2004 (included as Exhibit 10.14 to the 10-QSB filed August 13, 2004, and incorporated herein by reference).

10.14	Term Sheet between the Company and GC Financial Services, Inc., dated September 16, 2004 (included as Exhibit 10.14 to the 10-QSB filed November 15, 2004, and incorporated herein by reference).

10.15	Employment Agreement between the Company and Thomas Thebes (included as Exhibit 10.10 to the Form 10-QSB filed August 13, 2004, and incorporated herein by reference).

10.16	Letter re: Industrial Lease Agreement between the Company and Aerospace/Defense, Inc., dated July 13,

2004 (included as Exhibit 10.11 to the Form 10-QSB filed August 13, 2004, and incorporated herein by reference).

10.17	Employment Agreement between the Company and Gale Aguilar, dated November 8, 2004 (included as Exhibit 10.1 to the Form 8-K/A filed November 10, 2004, and incorporated herein by reference).

10.18	Employment Agreement between the Company and Frank Kavanaugh, dated November 15, 2004 (included as Exhibit 10.15 to the 10-QSB filed November 15, 2004, and incorporated herein by reference).

10.19	Letter Contract awarded to the Company by the Department of the Army dated November 18, 2004 (as described in the 8-K filed November 24, 2004, and incorporated herein by reference).

10.20

Promissory Note between the Company and Dutchess Private Equity Fund, II, LP dated December 3, 2004 (included as Exhibit 10.1 to the Form 8-K filed December 8, 2004, and incorporated herein by reference).

10.21	Employment Agreement between the Company and Gordon McGilton, dated January 27, 2005 (included as Exhibit 10.22 to the Form 10-KSB/A filed April 22, 2005, and incorporated herein by reference).

10.22	Employment Agreement between the Company and Ted McQuinn, dated February 4, 2005 (included as Exhibit 10.23 to the Form 10-KSB/A filed April 22, 2005, and incorporated herein by reference).

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

10.25

Order for Supplies or Services and Delivery Order between the Company and U.S. Department of Defense, dated September 23, 2005 (included as Exhibit 10.1 to the Form 8-K filed September 27, 2005, and incorporated herein by reference).

10.26	Purchase and Sale Agreement the Company and GC Financial Services, Inc., dated June 29, 2005 (included as Exhibit 10.1 to the Form 8-K filed July 8, 2005, and incorporated herein by reference).

10.27	Security Agreement the Company and GC Financial Services, Inc., dated June 29, 2005 (included as Exhibit 10.2 to the Form 8-K filed July 8, 2005, and incorporated herein by reference).

10.28	Purchase Order between the Company and Ricardo Engineering, dated June 29, 2005 (included as Exhibit 10.1 to the Form 8-K filed July 19, 2005, and incorporated herein by reference).

10.29

Solicitation/Contract/Order for Commercial Items and Delivery Order between the Company and the United States Marine Corps, dated September 7, 2005 (included as Exhibit 10.1 to the Form 8-K filed September 9, 2005, and incorporated herein by reference).

10.30	Engineering Services Agreement between the Company and TecStar, dated August 22, 2005 (included as Exhibit 10.31 to the Form 10-QSB filed November 11, 2005, and incorporated herein by reference).

10.31	Letter Contract between the Company and the United States Army, dated February 3, 2006 (included as Exhibit 10.1 to the Form 8-K filed February 9, 2006, and incorporated herein by reference).

10.32	Contract between the Company and the United States Army (included as Exhibit 10.36 to the Form 10-K filed April 13, 2006, and incorporated herein by reference).

10.33	Form of Common Stock Purchase Agreement, dated July 24, 2006 (included as Exhibit 10.1 to the Form 8-K filed July 25, 2006, and incorporated herein by reference).

10.34	Production License Agreement between the Company and BAE Systems Land & Armaments, LP, dated June 13, 2006 (filed herewith).

10.35	Logistic Support Agreement between the Company and BAE Systems Land & Armaments, LP, dated June 13, 2006 (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORCE PROTECTION, INC.

Date: August 14, 2006

By:	/s/ Gordon McGilton
Gordon McGilton
Chief Executive Officer

Date: August 14, 2006

By:	/s/ R. Scott Ervin
R. Scott Ervin
Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures

Name	Title	Date

/s/ Frank Kavanaugh	Chairman, Board of Directors	August 14, 2006
Frank Kavanaugh

/s/ Gordon McGilton	Director, and	August 14, 2006
Gordon McGilton	Chief Executive Officer

/s/ R. Scott Ervin	Director, General Counsel and	August 14, 2006
R. Scott Ervin	Acting Chief Financial Officer

/s/ Jack Davis	Director	August 14, 2006
Jack Davis

/s/ Gale Aguilar	Director	August 14, 2006
Gale Aguilar