Form 10-Q
period 2006-09-30
FORCE PROTECTION INC
filed 2006-11-14
CIK 1032863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM    _____________   TO _______________

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
Yes ☐   No ☒

As of September 30, 2006 the Issuer had 53,005,765 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

PART I — FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

REPORT ON REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS

9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Force Protection Inc., and Subsidiaries

We have reviewed the condensed balance sheet of Force Protection Inc., and Subsidiaries as of September 30, 2006, and the related condensed statements of income for the three-month and nine-month period(s) ended September 30, 2006 and 2005, and condensed statements of cash flows for the nine-month periods then ended. These financial statements are the responsibility of the company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Force Protection Inc., and Subsidiaries as of December 31, 2005, and the related statements of income, retained earnings and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated March 17, 2006, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of September, 2006, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/Jaspers + Hall, PC
Denver, Colorado
November 13, 2006

FORCE PROTECTION, INC.

CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current Assets:
Cash	$26,748,260	$1,217,509
Accounts receivable, net of allowance for contractualobligations of $1,441,039 and $1,018,051 for 2006 and 2005	16,203,716	3,666,358
Inventories	33,558,179	32,486,776
Other current assets	415,141	267,189
Total current assets	76,925,296	37,637,832
Investment in Xtreme Companies, Inc., net	—	—
Property and equipment, net	5,922,509	2,138,703
Total Assets	$82,847,805	$39,776,535

LIABILITIES & SHAREHOLDERS’ EQUITY
LIABILITIES
Current Liabilities:
Accounts payable	$22,285,295	$14,688,855
Other accrued liabilities	1,941,581	1,618,451
Contract liabilities	1,875,038	1,686,062
Loans payable	—	7,500,000
Deferred revenue	7,166,374	12,598,921
Total Current Liabilities	33,268,288	38,092,289
Total Liabilities	$33,268,288	$38,092,289

SHAREHOLDERS’ EQUITY
Preferred stock: $0.001 par value, authorized: 10,000,000 shares
Preferred stock series D, $0.001 par value, authorized, 20,000 shares: issued and outstanding: 2006, shares; 2005, 13,004 shares	—	13
Common stock, par value $0.001, authorized, 300,000,000 shares: issued and outstanding:
2006, 53,005,765 shares; 2005, 36,114,217 shares	53,005	36,114
Warrants	1,500	1,500
Shares to be issued	—	122,000
Additional Paid-in Capital	97,910,611	50,830,371
Accumulated deficit	(48,385,599)	(49,305,752)
Total Shareholders’ Equity	$49,579,517	$1,684,246

Total Liabilities and Shareholders’ Equity	$82,847,805	$39,776,535

See accountants’ review report.

FORCE PROTECTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005

Net Sales	$42,160,858	$9,303,526	$133,037,980	$33,452,306
Cost of sales	34,242,350	10,618,349	108,324,917	31,274,970
Gross profit	7,918,508	(1,314,823)	24,713,063	2,177,336

General and administrative expense	6,780,641	3,741,220	20,123,622	10,087,554
Research and development	545,717	203,730	1,850,522	782,511
Operating Income (Loss)	592,150	(5,259,773)	2,738,919	(8,692,729)

Other income	121,041	18,797	168,963	86,821
Interest expense	(110,493)	(364,235)	(1,736,802)	(844,993)

Net Income/(Loss)	$602,698	$(5,605,211)	$1,171,080	$(9,450,901)

Basis Earnings/Loss Per Share of common share	$0.01	(0.17)	0.03	(0.29)

Diluted Earning/(Loss) Per Share of common share	$0.01	(0.17)	0.03	(0.29)

Weighted-Average common shares used to compute:
Basis earnings/(loss) per share	49,014,150	34,267,811	42,050,762	34,267,811
Diluted profit/(loss) per share	51,691,633	34,267,811	44,728,245	34,267,811

See accountants’ review report.

FORCE PROTECTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Nine Months Ended
	September 30
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from operations	$1,171,080	$(9,450,901)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	587,982	272,633
Common stock issued for services	633,997	—
Issuance of employee stock options	394,243	—
Issuance of stock in lieu of cash for royalty obligations	—	336,000
Change in assets and liabilities:
Decrease (increase) in accounts receivable	(12,537,358)	(684,688)
Decrease (increase) in inventories	(1,071,403)	(12,988,642)
Decrease (increase) in other current assets	(147,952)	(59,786)
Increase (decrease) in accounts payable	7,596,440	7,989,490
Increase (decrease) in other accrued liabilities	323,130	(234,721)
Increase (decrease) in contract liabilities	188,976	1,526,367
Increase (decrease) in deferred revenue	(5,432,547)	(1,112,452)
Net cash used in operating activities	$(8,293,412)	$(14,406,700)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,371,788)	(1,471,347)
Proceeds from sale of property and equipment	—	155,442
Net cash used in investing activities	$(4,371,788)	$(1,315,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Preferred Stock	—	15,800,000
Proceeds from the sale of common stock	46,265,044	233,510
Payments on short term debts	—	(360,975)
Payments on capitalized lease obligations	—	(110,732)
Preferred stock dividends paid	(569,093)	—
Proceeds from (payments on) loans, net	(7,500,000)	(854,916)
Net cash provided by financing activities	$38,195,951	$14,706,887

Net increase (decrease) in cash	$25,530,751	$(1,015,718)

CASH - beginning of period	$1,217,509	$2,264,406

CASH - end of period	$26,748,260	$1,248,688

See accountants’ review report.

FORCE PROTECTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 1 — PRESENTATION OF CONSOLIDATED INTERIM INFORMATION

Force Protection, Inc. and its subsidiaries (the “Company”) design, manufacture and market mine and blast protected vehicles for sale to military units of the U.S. Government and certain other military units of foreign nations.

In the opinion of the management of Force Protection, Inc. and its wholly-owned subsidiaries, the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2006, and the results of operations and cash flows for the three and nine month periods ended September 30, 2006. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as permitted by Regulation S-X, as defined by the United States Securities and Exchange Commission, and do not contain certain information included in Force Protection Inc.’s audited consolidated financial statements and notes to the financial statements for the fiscal year ended December 31, 2005.

The consolidated financial statements include the accounts of Force Protection, Inc., and our two wholly owned subsidiaries, Force Protection Industries, Inc. and Force Protection Technologies, Inc. for the three and nine month periods ended September 30, 2006. All inter-company balances and transactions have been eliminated in consolidation.

Revenue Recognition

The Company’s revenue is derived principally from the sale of its vehicles and associated spare parts and training services. Revenue from product sales and spare part sales, net of an allowance for contractual adjustments, is recognized when the products or spare parts are delivered to and “formally” accepted by the customer. The Company defines “formal acceptance” as taking place when a representative of the United States government signs the United States Form DD250 entitled “Material Inspection and Receiving Report” which under the Federal Acquisition Regulations signifies contractual inspection and acceptance of the work performed by the contractor.  It also acts as the contractual invoice creating payment liability on the United States Government.  In accordance with standard industry practice, there is a representative from the United States Defense Contractor Manufacturing Agency (“DCMA”) acting as a contractual representative of the United States Government present at the Company’s facilities.  This DCMA representative inspects each vehicle as it is delivered by the Company and upon confirmation of the vehicle’s conformity with the contractual specifications the inspector signs the Form DD250 and formally accepts delivery of the vehicle.  The Company only recognizes revenues arising from its U.S. Government contracts upon execution of the Form DD250 by the DCMA inspector. Under some of the Company’s U.S. Government contracts, it receives performance based payments based on completion of specific milestones stipulated under the contract (for example, delivery of raw material to our Ladson facility). These payments are recorded as “deferred revenue” and carried on the Company’s balance sheet as until the final delivery of the products and formal acceptance by the U.S. Government pursuant to the Form DD250. Upon acceptance of the products and the execution of the Form DD250, the Company recognizes the full sale price of the product as revenue.

Revenues from services provided are recorded in accordance with specific contractual terms.  Services have historically consisted of the Company providing on-site personnel on an as-needed basis in a timely manner, and have generally been provided in foreign locations.

The Company negotiates contracts with its customers which may include revenue arrangements with multiple deliverables, as outlined by Emerging Issues Task Force No. 00-21 (EITF 00-21).  The Company’s accounting policies are defined such that each deliverable under a contract is accounted for separately.  Historically, the

Company has negotiated and signed contracts with its customers which outline the contract amount and specific terms and conditions associated with each deliverable.

Stock-Based Compensation

The Company has historically accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Compensation cost for stock options, if any, is measured as the excess of the fair value of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.  Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-based Payment” (“SFAS 123(R)”).  SFAS 123(R) replaces SFAS 123 and supersedes APB 25.  SFAS 123(R) is effective as of the beginning of the first interim period or annual reporting period that begins after December 15, 2005.  SFAS 123(R) requires that the costs resulting from all share-based payments transactions be recognized in the financial statements.  SFAS 123(R) applied to all awards granted after the required effective date and shall not apply to awards granted in periods before the required effective date, except if prior awards are modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date should be recognized as the requisite service is rendered on or after the required effective date.

Reclassifications

Certain reclassifications to the Company’s balance sheet and statement of operations have been made in 2006, in order for the 2005 financial statements to conform to the presentation of these financial statements.  These reclassifications did not impact the Company’s net income/(loss) for the three and nine months ended September 30, 2006 and 2005, respectively.

NOTE 2 — CONCENTRATIONS

The Company’s future operations and continued expansion is subject to a significant concentration risk.  During the nine months ended September 30, 2006 and 2005, the Company’s revenues from military units of the U.S. Government accounted for 89% and 91% of total revenues, respectively.  The Company’s accounts receivable from military units of the U.S. Government at September 30, 2006 and December 31, 2005 amounted to 75% and 83%, of total accounts receivable, respectively.  However, the Company currently has a significant backlog and has signed contracts to provide additional products of significant value to the U.S. Government and its first international customer, the British Ministry of Defense.

NOTE 3 — ACCOUNTS RECEIVABLES & “DEFINITIZATION”

The majority of the Company’s contracts are with the United States Government and as such they are “public sector” contracts subject to the Federal Acquisition Regulations set out at Title 41 of the United States Code (the “FAR”), and may result either from competitive bidding or may be awarded as “sole source” contracts “subject to definitization” as provided under FAR Section 252.217-7027.

Following the award of a sole source contract, a central component of the definitization process is the negotiation and finalization of the contract price between the contractor and the United States contracting officer.  As part of this process, the parties make a mutual determination of the direct material and labor costs for the work based upon the bill of materials and other purchasing information and then the parties mutually agree upon “rates” for the indirect labor costs and the General and Administrative costs and upon  a “fee” (or profit).  While the direct material costs and labor can be established through objective evidence, the “rates” and fee are more subjective and are based upon an analysis of multiple factors including historical performance data and projected operational factors.  The contractor has the right to submit proposed rates and fee, but these are subject to final review and approval by the contracting officer, who may insist on using alternate rates and fee.  As provided in section 252.217-7027(c):

If agreement on a definitive contract action to supersede this undefinitized contract action is not reached by the target date in paragraph (b) of this clause, or within any extension of it granted by the Contracting Officer, the Contracting Officer may, with the approval of the head of the contracting activity, determine a reasonable price or fee in accordance with subpart 15.4 and part 31 of the FAR, subject to Contractor appeal as provided in the Disputes clause.

Finally, although both parties make an effort to definitize the contract as quickly as possible, the process is time consuming and can take months (or even years) to complete.  During the definitization process the contractor is required to perform the contract work and to make deliveries under the contract before the final contract price has been established.  For this reason, as part of the original letter award, the contractor provides a rough order of magnitude (“ROM”) price to be used for invoicing and accounting purposes pending definitization.

As a result of the potential adjustments related to the definitization process, the Company maintains an allowance for contractual adjustments account.  This account is reviewed on a regular basis to determine adequate adjustments, if necessary.  The allowance is evaluated and deemed adequate based on the analysis of historical data and calculation of pro-rata percentages of current contracts in place, which remain subject to the definitization process.

Below is a table detailing activity within the allowance for contractual adjustments account for the nine months ended September 30, 2006 and year ended December 31, 2005, respectively.

	Nine Months Ended	Year Ended
	Sept. 30, 2006	Dec. 31, 2005
Beginning balance	$1,018,051	$—
Additions to allowance	422,988	1,018,051
Reduction to allowance	—	—
Ending balance	$1,441,039	$1,018,051

The Company does not maintain an allowance for doubtful accounts.  The Company’s significant sales for the nine months ended September 30, 2006 and 2005 involved contracts signed with the U.S. Government.  The Company does not believe an allowance for doubtful accounts is necessary due to the credit-worthiness of the U.S. Government.

Historically, the Company has not encountered sales returns.  The Company does not anticipate sales returns in the future.

NOTE 4 — INVESTMENT IN XTREME COMPANIES, INC.

On June 1, 2003, and modified on September 15, 2003, the Company sold its title, interest in and rights in the tangible and intangible assets of Rockwell Power Systems, Inc., which subsequently merged with Xtreme Companies, Inc.  The Company received 1/3 of Xtreme Companies’ outstanding common stock, which was distributed directly to the Company’s common stock shareholders.  Additionally, the Company was to receive 500 shares of Xtreme Companies’ Series A Preferred Stock.  The Company has been in communications with Xtreme Companies but has yet to receive these shares.  The Company has provided for a full valuation allowance against the fair market value of these shares as of December 31, 2005, 2004 and 2003, respectively.

	2005	2004	2003
Xtreme Companies, Inc. Series A Preferred Stock	—	—	—
Valuation Allowance	—	—	—
Net Investment in Xtreme Companies, Inc	—	—	—

NOTE 5 — INVENTORIES

Inventory at September 30, 2006 and December 31, 2005 consisted of the following:

	Sept. 30, 2006	Dec. 31, 2005
Raw materials and supplies	$22,134,030	$15,222,503
Work in process	12,914,982	17,762,554
Less: Allowance for obsolescence and shrinkage	(1,490,833)	(498,281)
Net Inventories	$33,558,179	$32,486,776

NOTE 6 — PROPERTY AND EQUIPMENT

Property, plant and equipment at September 30, 2006 and December 31, 2005 consisted of the following:

	Sept. 30, 2006	Dec. 31, 2005
Furniture and fixtures	$532,302	$227,613
Leasehold improvements	448,927	59,928
Machinery and equipment	4,945,457	2,024,436
Test Equipment	16,790	16,790
Manuals	104,798	104,798
Vehicles	143,463	56,464
Demo vehicles	1,095,925	425,845
Less depreciation and amortization	(1,365,153)	(777,171)
Net property and equipment	$5,922,509	$2,138,703

Depreciation expense for the three and nine month periods ended September 30, 2006 and 2005 was $249,822 and $587,982, and $89,779 and $272,633 respectively.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Compensation of Executive Officers & Directors

Mr. Michael Moody joined the Board of Directors on September 18, 2006 as a non-employee, independent Board member.  As of September 30, 2006, Mr. Moody has received no compensation for his services as a director in 2006.

On May 1, 2006, the Company entered into an employment agreement with Mr. Raymond Pollard to act as its Chief Operating Officer.  Under the terms of the agreement, Mr. Pollard is to receive compensation of $240,000 per year, plus relocation expenses of $30,000.  In addition, Mr. Pollard is to receive an annual grant of shares of 20,513 shares of our unregistered common stock valued at $40,000 based on the closing share price for the Company’s stock on the date of Mr. Pollard’s acceptance of employment with the Company.  These share grants will vest on the first and second anniversary of his employment.  Mr. Pollard also served as a member of the Board of Directors and as of September 30, 2006 has received $12,000 in cash and 7,733 shares of unregistered common stock as compensation for his services as a director in 2006. Mr. Pollard resigned from the Board of Directors effective August 4, 2006.

Mr. Jack Davis joined the Board of Directors on January 13, 2006 as a non-employee, independent Board member. As of September 30, 2006, Mr. Davis has received $12,000 in cash and 7,733 shares of unregistered common stock as compensation for his services as a director in 2006.

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

Effective April 18, 2005, the Company appointed Mr. McGilton as its Chief Executive Officer.  During 2005 Mr. McGilton received “in kind” compensation in the amount of $20,000 in the form of a Vortex jet boat which the Company gave Mr. McGilton title to. This “in kind” compensation was for work performed for the Company by Mr. McGilton as an independent contractor during 2001and 2002. Effective January 1, 2006 the Company modified Mr. McGilton’s compensation to include cash compensation of $35,000 per month, relocation expense of $30,000 upon separation for the Company, a one time grant of 300,000 shares of the Company’s unregistered common stock and options to purchase 1,000,000 shares of the Company’s stock at an exercise price of $0.72 per share, such options to vest on January 1, 2007 (or earlier upon the occurrence of specified events).  Mr. McGilton joined the board of directors on April 18, 2005. Mr. McGilton received no compensation for his services as a director during 2005. As of September 30, 2006 Mr. McGilton has received $12,000 in cash and 7,733 shares of unregistered common stock as compensation for his services as a director in 2006.

On November 15, 2004, the Company entered into an employment agreement with Mr. R. Scott Ervin to act as its General Counsel. Under the terms of such agreement, Mr. Ervin is to receive compensation of $118,000 per year, plus relocation expenses of $15,000, plus a grant of unregistered common stock valued at $108,000. Effective January 1, 2005, the annual compensation under such agreement was increased to $140,000. On January 27, 2005, Mr. Ervin was appointed by the Board to act as Interim Chief Executive Officer during the Company’s search for a Chief Executive Officer. Upon the appointment of the new Company Chief Executive Officer on April 18, 2005, Mr. Ervin ceased to serve as the Interim Chief Executive Officer but continues to serve as General Counsel. Mr. Ervin received no compensation for his services as a director during 2005. On November 14, 2005, the Board appointed Mr. Ervin to serve as the Acting Chief Financial Officer following the resignation of the former Chief Financial Officer. Effective February 10, 2006, the Company increased Mr. Ervin’s compensation to $180,000 per annum. On May 21, 2006, the Board of Directors agreed to compensate our independent (non-employee) directors $1,000 for each month of service to the Company during 2004 and 2005. The Company paid Mr. Ervin $7,000 for his services as an independent director in 2004. As of September 30, 2006, Mr. Ervin has received $12,000 in cash and 7,733 shares of unregistered common stock as compensation for his services as a director in 2006. Mr. Ervin resigned from the Board of Directors effective October 3, 2006.

On November 8, 2004, the Company entered into an employment agreement with Director Mr. Gale Aguilar to act as the Interim Chief Executive Officer. Under the terms of such agreement, Mr. Aguilar received compensation of $180,000 per year, plus a grant of 20,833 shares of unregistered common stock vesting on November 18, 2004 valued at $40,000 and a grant of 20,833 shares of unregistered common stock plus one share of the Company’s Series C stock vesting on January 1, 2005 valued at $82,000. Mr. Aguilar’s employment agreement was terminated effective January 27, 2005. On May 21, 2006, the Board of Directors agreed to compensate our independent (non-employee) directors $1,000 for each month of service to the Company during 2004 and 2005. The Company paid Mr. Aguilar $10,000 for his services as an independent director in 2004 and $11,000 for his service as an independent director in 2005. As of September 30, 2006 Mr. Aguilar has received $12,000 in cash and 7,733 shares of unregistered common stock as compensation for his services as a director in 2006. Mr. Aguilar’s term as a director ended on September 18, 2006.

On September 30, 2003, the Company entered into an employment agreement with Mr. Frank Kavanaugh to act as its Vice President of Business Development. Under the terms of such agreement, Mr. Kavanaugh is to receive compensation of $180,000 per year. In addition, on December 31, 2004, Mr. Kavanaugh received a one time grant of 10 Series C shares and 41,667 common shares valued at $180,000. On May 14, 2005, Mr. Kavanaugh resigned from his employment with the Company, but continues to serve on the Board of Directors as Chairman. In connection with Mr. Kavanaugh’s resignation, the Company agreed to pay for 24 months of health coverage valued at $24,178. On June 2, 2006, the Company issued Mr. Kavanaugh 12,500 shares of its unregistered stock valued at $40,500 as compensation due under his 2003 employment contract. On May 21, 2006, the Board of Directors agreed to compensate the Company’s independent (non-employee) directors $1,000 for each month of service to the Company during 2004 and 2005. The Company paid Mr. Kavanaugh $7,000 for his services as an independent director in 2005. As of September 30, 2006, Mr. Kavanaugh has received $12,000 in cash and 7,733 shares of unregistered common stock as compensation for his services as a director in 2006.

Contract Definitization

The Company contracts for the sale of its vehicles to the U.S. Government under fixed price sales contracts, subject to the provisions of the U.S. Federal Acquisition Regulations (“FAR”).  Under FAR 52.216-25, contract awards may be made subject to future “Contract Definitization” pursuant to which the contractor agrees to negotiate with the Government following commencement of the contract work to finalize detailed conditions of the contract, including pricing, scheduling and other applicable requirements.  As part of such negotiations, the contractor is subject to audit by the U.S. Defense Contract Audit Agency (“DCAA”) of its direct material and labor costs, manufacturing overhead and margin. Based on such audit and the negotiations with the Government, the final “definitized” contract price may be less than the amount originally established (see additional discussion at Note 3 above).

Legal Proceedings

On August 8, 2006, the Company settled all claims brought by Atlantis Partners, Inc. against the Company in the Circuit Court for the 15th Judicial Circuit, Palm Beach County Florida arising out of an alleged finder’s fee agreement.  The Company agreed to compensation in the form of 30,000 shares of the Company’s unregistered common stock. The settlement award of 30,000 shares was valued at $187,500.

During the three month period ended June 30, 2006, the Company confirmed that two former employees had filed claims under 31 U.S.C. §3730 alleging inter alia that the Company had failed to comply with the terms of the JERRV contract in respect to the allocation and use of the initial contract milestone payment for such “accelerated delivery costs.” On August 23, 2006, the Company agreed to settle with the United States Government and with these former employees all claims relating to or arising under the JERRV contract and the payment of such accelerated delivery costs for a total of $1,905,000 plus interest of $23,000. As of September 30, 2006 the Company has paid $705,000 under the terms of such settlement agreement and the Company has established a provision of $1,223,000 against this liability.

Other Accrued Liabilities

The Company’s other accrued liabilities include the following:

	2006	2005
Compensation and benefits	$1,915,380	$1,341,101
Dividends on preferred stock	0	260,080
Other	26,201	17,270
	$1,941,581	$1,618,451

Contract Liabilities

Accruals for contract liabilities include the following:

	2006	2005
Twin Disc warranty	$0	$1,306,018
General warranty	652,038	380,044
Liquidated damage settlement	1,223,000	—
	1,875,038	$1,686,062

Vehicle Fees

On September 13, 2006, the Company entered into a Memorandum of Understanding with Mechem, a division of Denel PTY, a South African company pursuant to which Mechem agreed for a period of five years to work exclusively with the Company and not to cede, dispose or transfer to any third party other than the Company any of its technology, IPR or other proprietary information relating to its armored vehicles systems including, but not limited to, designs, drawings, full technical specifications, test data, hardware and software designs and technologies, supplier’s list, know-how and all and every piece of information and data relevant to such systems. Mechem also agreed upon request by the Company to provide expertise and know-how on a “work for hire” basis to advise, assist and support the Company in its marketing activities. In exchange for such exclusivity and such services by Mechem the Company agreed to pay Mechem a “vehicle fee,” for every Buffalo, Cougar and Tempest the Company manufactures and sells. The Company is not obligated to pay a vehicle fee in respect of other vehicles it manufactures and sells. The Company also agreed to make a one time payment of $394,500 to Mechem, representing vehicle fees in respect of Cougar vehicles previously delivered and sold by the Company during 2005 and 2006. The agreement with Mechem expires in September 2011.

The Company is also party to an agreement with CSIR Defencetek (a division of the Council for Scientific and Industrial Research) a statutory council established in accordance with the Laws of the Republic of South Africa, pursuant to which the Company is obligated to pay the CSIR a similar vehicle fee. The agreement with the CSIR expires in March 2007.

The following table is a summary of the vehicle fees to be paid per vehicle:

	Mechem	CSIR
Buffalo	$5,000	$3,000
Cougar	$1,500	$0
Tempest	$3,000	$1500
Cheetah	$0	$0

Table of Contractual Obligations

The following is a table outlining the Company’s actual and projected significant contractual obligations under non-cancelable operating leases agreements.

	For the Years Ended
	2006	2007	2008	2009	2010	Total
Operating Lease Commitments	$777,092	$831,426	$492,844	$18,305	$0	$2,119,667

NOTE 8 — DEFERRED REVENUE

The Company only recognizes revenue from the sales of its vehicles upon formal written acceptance by its customers. However, under some contracts, the Company receives performance based payments and long lead material payments prior to such formal acceptance in accordance with agreed contractual milestones. The Company records such long lead payments and performance based payments as deferred revenue and carries the payments on the Company’s balance sheet until formal acceptance by the customer. As of September 30, 2006 and December 31, 2005, the Company has recorded $7,166,374 and $12,598,921 as deferred revenue consisting of performance-based and long lead material payments associated with certain contracts with the U.S. Army and U.S. Marines.

NOTE 9 — DEBT

On November 18, 2005, Longview Fund, LP and Longview Equity Fund, LP (collectively, “Longview”) issued secured promissory notes (the “Notes”) to the Company for gross proceeds of $7,500,000. The Notes matured on February 18, 2006. Interest is payable on the Notes at the annualized rate of 24%. The Company also executed a

Security Agreement that granted Longview a first preferred UCC-1 security interest in all of the Company’s assets and property.

On February 18, 2006, the Company entered into a Modification and Assignment Agreement with Longview pursuant to which the Company paid $1,250,000 against the principle balance of the Notes and extended the maturity date of the Notes for an additional 60 days. In addition, the Company consented to the assignment of $2,500,000 of the Notes to Fort Ashford Funds LLC (the “Ashford Note”). Frank Kavanaugh, a director of the Company, is the principal owner of Fort Ashford Funds and a substantial shareholder of the Company’s common stock. Mr. Kavanaugh’s relationship to Fort Ashford Funds LLC was fully disclosed to the Company and Mr. Kavanaugh did not participate in the negotiations or decision process in respect of the Modification and Assignment Agreement. The Company paid $87,510 to Longview and $50,000 to Fort Ashford in cash as compensation for the extension of the maturity dates of the Notes.

On April 20, 2006, the Company paid $1,000,000 against the principle balance of the Notes and extended the maturity date on the Notes and the Ashford Note for an additional 60 days, through June 20, 2006. The Company paid $55,000 to Longview and $50,000 to Fort Ashford in cash as compensation for this extension

On June 20, 2006, the Company paid off the principle balance and all applicable accrued interest under the Notes. Additionally, the Company extended the maturity date of the Ashford Note for an additional 30 days, through July 20, 2006. The Company paid $50,000 to Fort Ashford in cash as compensation for the extension of the Ashford Note.

On August 9, 2006, the Company paid off the principle balance of the Ashford Note, and all applicable accrued interest under the Ashford Note.

As of September 30, 2006, the Company has no further obligation under the Notes, the Ashford Note, the Security Agreement or any other associated documents.

NOTE 10 — FACTORING OF ACCOUNTS RECEIVABLE

The Company entered into an agreement (the “Factoring Agreement”) with GC Financial Services, Inc. (the “Factor”) on June 29, 2005, pursuant to which the Company agreed to sell accounts receivables under our JERRV Contract (M67854-05-D-5091) in an amount not to exceed $63,000,000. Under the terms of such agreement, the Company receives 98.1% of the value of receivables sold to the Factor within 24-48 hours of delivery of the invoice. During June 2006, the Company exceeded the agreed maximum value of receivable to be factored under the Factoring Agreement. On June 22, 2006, the Factoring Agreement was terminated and no further obligation remained between the Company and GC Financial Services, Inc. The Company’s factoring transactions in 2006 and 2005 are summarized below:

	Nine Months Ended	Year Ended
	September 30, 2006	December 31, 2005

Sale of receivables to Factor	$46,536,262	$17,170,086
Payments to Factor	$(46,536,262)	$(16,380,214)
Balance at end of period	—	789,872

Charges by Factor	$851,216	$311,443

NOTE 11 — STOCKHOLDERS’ EQUITY

The Company was originally incorporated on November 27, 1996 as a Colorado corporation. The Company incorporated Force Protection, Inc, a Nevada corporation on December 13, 2004 and effected a merger with Force Protection, Inc., a Colorado corporation, on January 1, 2005. The Colorado Corporation was dissolved upon the merger. The Company has continued its operations as the Nevada Corporation from January 1, 2005 forward. The Company has the authority to issue is 310,000,000 shares, in aggregate, consisting of 300,000,000 shares of common stock and 10,000,000 shares of preferred stock, of which 1,600 have been designated “Series A,” 25 of which have been designated as “Series B,” 150 of which have been designated as “Series C” and 20,000 of which have been designated as “Series D.” At all times through December 31, 2004, the Company stock was all issued at “no par value.” By shareholder’s resolution effective January 1, 2005, all classes of stock were declared to have a par value of $0.001 per share.

The preferred stock has the following characteristics:

Dividends — Each holder of preferred stock shall be entitled to receive dividends in cash, stock or otherwise, if, when and as declared by the Company’s board of directors, with the exception of the preferred stock designated as Series A, which shall not be entitled to receive dividends. However, the Company will not declare or pay a dividend to common stockholders without first declaring and paying a dividend to the preferred shareholders. Each share of Series D Preferred Stock is specifically entitled to 6% cumulative dividends, payable semi-annually in cash or common stock.

Liquidation — In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company, the assets of the Company available for distribution to its stockholders shall be distributed as follows:

(a)                                  Series A Preferred Stock shall rank senior to Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and common stock;

(b)                                 Series B Preferred Stock shall rank junior to Series A Preferred Stock, senior to Series C Preferred Stock and common stock

(c)                                  Series C Preferred Stock shall rank junior to Series A Preferred Stock, Series B Preferred Stock and senior to Series D Preferred Stock and common stock;

(d)                                 Series D Preferred stock shall rank junior to Series A Preferred Stock Series B Preferred Stock, Series C Preferred Stock and senior to common stock; and

(e)                                  Common stock shall rank junior to Series A, B, C and D Preferred Stock

Additionally, upon a liquidation event, holders of Series A Preferred Stock will receive $1,000 per share of Series A Preferred Stock. Holders of Series B Preferred Stock will receive the greater of $2,500 or the pro-rata share of the Company’s remaining net assets to be distributed, after rank considerations. Holders of Series C Preferred Stock will receive a 150% return on the face value of the share of Series C Preferred Stock, or $1,500, after rank considerations. In any event whereby the preceding distributions are unable to be met, the rank considerations outlined above shall be considered and the distribution of the Company’s net assets shall be determined according to rank and on a pro-rata basis.

Conversion — Series A Preferred Stock shall convert into common stock at a rate of $4.00 per share, as adjusted accordingly. Each share of Series B Preferred Stock shall convert into 9,110,000 shares of common stock. Each share of Series C Preferred Stock shall convert into 911,000 shares of common stock. Each share of Series D Preferred Stock shall convert into common stock at $2.10 per share.

In connection with the private placement sale of the Company’s common stock on January 19, 2005, the Company and the holders of Series B and Series C Preferred Stock agreed to convert all shares of the Series B and Series C Preferred Stock outstanding to shares of the Company’s common stock. As a result, all shares of Series B and Series C Preferred Stock were converted into common effective January 19, 2005. The Series D Preferred Stock issued in connection with the January 19, 2005 private placement remained outstanding following the conversion of the Series

B and Series C Preferred Stock. All outstanding shares of the Series D Preferred Stock were converted in full during 2005 and 2006, and no shares of the Series D Preferred Stock remain outstanding as of September 30, 2006.

On January 18, 2005, the Company’s board of directors, acting pursuant to a resolution of the Company’s shareholders, approved a reverse split of the Company’s stock whereby each 12 shares of common stock outstanding on the date of record, February 4, 2005, would be exchanged for 1 new share of common stock. All references to common stock in the Company’s public filings refers to “post reverse split” shares.

Stockholders’ equity transactions during 2006:

Effective January 1, 2006, the Company’s board of directors granted the Company’s Chief Executive Officer 300,000 shares of the Company’s unregistered common stock valued at $216,000. The shares were fully vested upon issuance.

On April 21, 2006 the board of directors adopted a resolution approving payment of annual compensation to each member of the Company’s board of directors. Each member is to receive annual cash compensation of $24,000. In addition, each member received a guarantee of an annual grant of 15,353 shares of the Company’s unregistered common stock. The shares of the Company’s unregistered common stock are required to be held until the individual’s service as a member of the Company’s board of directors is complete.

On June 2, 2006, the Company granted 12,500 shares of its unregistered common stock to Frank Kavanaugh, a member of the Company’s board of directors, valued at $40,500 and were issued as compensation due under a previous employment contract with the Company.

On July 24, 2006, the Company closed a private placement sale and issued 8,250,000 shares of common stock to investors for gross proceeds of $41,250,000. Net proceeds received after expenses were $39,187,500.

During the three months ended September 30, 2006, 4,877 shares of Series D Preferred Stock were converted to 2,322,381 shares of common stock. All shares of common stock were issued during the three months ended September 30, 2006.

During the three month period ended September 30, 2006, warrants to purchases shares of Series D Preferred Stock were exercised to purchase 290,537 shares of common stock, for gross proceeds of $933,750. All shares of common stock were issued during the three months ended September 30, 2006.

During the three month period ended September 30, 2006, 8,315 shares of common stock were issued in lieu of cash dividends for the holders of Series D Preferred Stock. The shares issued were valued at $40,193. All shares of common stock were issued during the three months ended September 30, 2006.

On August 8, 2006, the Company agreed to issue 30,000 shares of common stock under a settlement agreement with Atlantis Partners, Inc. The shares issued were valued at $187,500. All shares of common stock were issued during the three months ended September 30, 2006.

During the three month period ended September 30, 2006, 22,962 shares of the Company’s common stock were issued for compensation of the Company’s board of directors. The shares issued were valued at $116,417. All shares of common stock were issued during the three months ended September 30, 2006.

In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates,” the Company records “beneficial conversion feature expense” when and if the Company issues debt or equity instruments which are convertible into shares of the Company’s common stock, at a conversion price which is favorable to the holder of the debt or equity instrument. Valuation of this favorable conversion feature is based on the circumstances of each debt or equity issuance but is generally based on the actual or estimated difference between the fair market value of the underlying common stock less the cost of acquiring the common stock.

NOTE 12 — STOCK OPTIONS

The Company does not have a formal stock option plan. However, the Company has offered its employees stock options. During 2005, the Company issued options to purchase 659,833 shares of its unregistered common stock to certain of its employees at an exercise price of $1.50 per share. All such options vested in full effective April 15, 2006. During 2006, the Company issued options to purchase 1,000,000 shares of its unregistered common stock at a fixed exercise price of $0.72 per share. These options were approved by the Board of Directors on November 18, 2005 to be granted on January 1, 2006 at 100% of the then current market price for the Company’s shares. These options vest in full on January 1, 2007.

	Number of Shares
	Under Options	Price Per Share

Balance at January 1, 2005
Granted	660,958	$1.50
Cancelled	(196,167)	1.50
Exercised	—	—
Balance at December 31, 2005	464,791	1.50

Granted	1,000,000	0.72
Cancelled	—
Exercised	—
Balance at September 30,2006	1,464,791	$0.72 — 1.50

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations. We also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. We adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to non-qualified stock options.

The valuation of non-qualified share-based awards granted in 2006 have been included in selling, general and administrative expenses and totaled $131,414 and $394,243 for the three and nine month periods ended September 30, 2006, respectively.

The fair value of nonqualified share-based awards is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is calculated using the Company’s historical stock price as quoted on the Over-the-Counter Bulletin Board. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant.

The following table sets forth the weighted-average assumptions used to determine compensation cost for our non-qualified stock options consistent with the requirements of SFAS No. 123R.

Expected option terms (years)	8
Risk-free interest rate	4.35-5.07%
Expected annual dividend yield	0%

Under APB No. 25 there was no compensation cost recognized for our non-qualified stock options awarded in the three and nine month periods ended September 30, 2005 as these non-qualified stock options had an exercise price equal to the market value of the underlying stock at the grant date. The following table sets forth pro forma information as if compensation cost had been determined using SFAS No. 123 for the three and nine month periods ended September 30, 2005.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Loss available to common shareholders	$(5,800,217)	$(10,034,688)
Deduct: Total stock-based employee compensation cost determined under fair value method for fixed stock option plans	(102,560)	(201,120)
Pro forma loss available to common shareholders	$(5,902,777)	$(9,833,568)

Earnings per share of common stock:
Basic	$(0.17)	$(0.29)
Basic — pro forma	$(0.17)	$(0.29)

Earnings per share of common stock:
Assuming dilution	$(0.17)	$(0.29)
Assuming dilution — pro forma	$(0.17)	$(0.30)

NOTE 13 — WARRANTS TO PURCHASE COMMON STOCK

As of September 30, 2006, the following warrants to purchase shares of the Company’s common stock remained outstanding:

•                                          Warrants to purchase 83,333 shares of unregistered common stock at $0.84/share expiring Nov. 15, 2008

•                                          Warrants to purchase 896,666 shares of common stock at $3.75/share expiring January 19, 2008

•                                          Warrants to purchase 41,667 shares of unregistered common stock at $3.96/share expiring January 13, 2007

All warrants are immediately exercisable. The fair values of all these warrants were insignificant at the issuance date.

NOTE 14 — OTHER COMPREHENSIVE INCOME/ (LOSS)

Other comprehensive income/(loss) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net income	$602,698	$(5,605,211)	$1,171,080	$(9,450,901)
Other comprehensive income/(loss)	—		—	—
	$602,698	$(5,605,211)	$1,171,080	$(9,450,901)

NOTE 15 — TAXES

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 (“SFAS 109”). “Accounting for Income Taxes”, which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

The Company’s net deferred tax asset as of September 30, 2006 and December 31, 2005 consisted of the following:

	September 30, 2006	December 31, 2005
Deferred tax assets:
Provisions and allowances	$2,714,966	$2,293,477
Depreciation tax loss difference	(122,206)	(204,486)
Net operating loss carryforwards	11,119,855	12,056,207
	13,712,615	14,145,198
Valuation allowance	(13,712,615)	(14,145,198)
Net Deferred Tax asset	$—	$—

The Company has provided a full valuation allowance for the deferred tax assets since these future benefits may not be realized. If the Company achieves future profitability, a significant portion of these deferred tax assets could be available to offset future income taxes. The Company’s valuation allowance was decreased $453,318 during the three months ended September 30, 2006 and increased $6,212,234 for the year ended December 31, 2005, respectively.

As of September 30, 2006 and December 31, 2005, the Company has available Federal operating loss carry-forwards of $30,412,750 and $32,868,929, expiring through 2025 and state operating loss carry-forwards of $20,152,334 and $22,545,754, expiring through 2010, respectively.

NOTE 16 — GAIN/LOSS PER SHARE

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

Common Stock Equivalents excluded from calculation

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005

Convertible Preferred Stock Series D	—	6,192,381	—	6,192,381
Warrants	—	3,334,586	—	3,334,586
Options	—	464,791	—	464,791
Total	0	9,991,758	0	9,991,758

Basic Earning Per Share Computation:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2006	2006	2005
	(in dollars)		(in dollars)

Net Profit/(Loss)	602,698	(5,605,211)	1,171,080	(9,450,901)

Preferred Dividends	—	(195,006)	—	(583,787)

Profit/(Loss) available to common shareholders	602,698	(5,800,217)	1,171,080	(10,034,688)

Basics Profit/(Loss) per common share	$0.01	$(0.17)	$0.03	$(0.29)

Weighted-average shares used to compute:
Basic profit/(loss) per share	49,014,150	34,267,811	42,050,762	34,267,811

Dilutive Earning Per Share Computation:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005

Net Profit/(Loss)	602,698	(5,605,211)	1,171,080	(9,450,901)

Preferred Dividends	—	(195,006)	—	(583,787)

Profit/(Loss) available to common shareholders	602,698	(5,800,217)	1,171,080	(10,034,688)

Diluted Profit/(Loss) per common share	$0.01	$(0.17)	$0.03	$(0.29)

Weighted-average shares used to compute:
Diluted profit/(loss) per share	51,691,633	34,267,811	44,728,245	34,267,811

NOTE 17 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company’s Chief Executive Officer, Gordon McGilton, is a principle of APT Leadership, a consulting firm hired by the Company to provide business consulting services, training seminars and certain business software. During the three month period ended September 30, 2006, APT Leadership has billed the Company a total of $225,500 for such services, training and software.  In addition, the Company has entered into an agreement with APT Leadership pursuant to which APT has granted to the Company a non-exclusive right and license (the “License”) to use the diagrams, methods, concepts and business operating system functionality contained in APT Leadership’s “APT Tool” software and presented in APT Leadership’s training seminars, specifically including the use of system diagrams, process flow diagrams and actively linked inputs, outcomes and feedback loops to represent business “conversion processes” and to design and redesign “value added” versus “non-value added” process flow diagrams.  Under the terms of the agreement, the Company paid a one time license fee of $60,000 and agreed to pay an annual license fee thereafter of $50,000.

On February 18, 2006, the Company entered into a Modification and Assignment Agreement with Longview pursuant to which the Company paid $1,250,000 against the principle balance of the Notes and extended the maturity date of the Notes for an additional 60 days. In addition, the Company consented to the assignment of $2,500,000 of the Notes to Fort Ashford Funds LLC (the “Ashford Note”). Frank Kavanaugh, a director of the Company, is the principal owner of Fort Ashford Funds and a substantial shareholder of the Company’s common stock.  Mr. Kavanaugh’s relationship to Fort Ashford Funds LLC was fully disclosed to the Company and Mr. Kavanaugh did not participate in the negotiations or decision process in respect of the Modification and Assignment Agreement. The Company paid $87,510 to Longview and $50,000 to Fort Ashford in cash as compensation for the extension of the maturity dates of the Notes.

On April 20, 2006, the Company paid $1,000,000 against the principle balance of the Notes and extended the maturity date on the Notes and the Ashford Note for an additional 60 days, through June 20, 2006. The Company paid $55,000 to Longview and $50,000 to Fort Ashford in cash as compensation for this extension

On June 20, 2006, the Company paid off the principle balance and all applicable accrued interest under the Notes.   Additionally, the Company extended the maturity date of the Ashford Note for an additional 30 days, through July 20, 2006. The Company paid $50,000 to Fort Ashford in cash as compensation for the extension of the Ashford Note.

On August 9, 2006, the Company paid off the principle balance of the Ashford Note, and all applicable accrued interest under the Ashford Note.

As of September 30, 2006, the Company has no further obligation under the Notes, the Ashford Note, the Security Agreement or any other associated documents.

NOTE 18 — SUBSEQUENT EVENTS

On October 31, 2006, the Company awarded its Chief Executive Officer warrants to purchase 500,000 shares of the Company’s common stock, valued at $496,989. The warrant exercise price is $7.48 per share.  The warrants vest on a pro-rata basis on March 31, 2007, June 30, 2007, September 30, 2007 and December 31, 2007, respectively.

On November 10, 2006, the Company announced it had signed a U.S. Marine Corps contract for approximately 200 Cougar Joint EOD Rapid Response vehicles, 80 Buffalo mine-protected clearance vehicles, parts and services. The contract, which will be administered by the Marine Corps Systems Command is worth an estimated $214,124,450 subject to contract definitization.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS

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

on-going success of our research and development efforts and other risks described elsewhere in this report and in our other filings with the Securities and Exchange Commission including our annual report on Form 10-K. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

In December 2004, FASB issued Statement No. 123(R), Share-Based Payment, which establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of equity instruments. Effective October 1, 2005, SFAS 123(R) will require us to recognize the grant-date fair value of stock options and equity based compensation issued to employees in the statement of operations. The statement also requires that such transactions be accounted for using the fair-value method, thereby eliminating use of the intrinsic method of accounting in APB No. 25.  We utilized APB No. 25 prior to January 1, 2006.

In November 2004, the FASB issued Statement No. 151, Inventory Costs, to amend the guidance in Chapter 4, Inventory Pricing, of the FASB Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins, which became effective on January 1, 2006. Statement No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. The Statement requires that those items be recognized as current-period charges. Additionally, Statement No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on normal capacity of the production facility. We have adopted Statement No. 151 and do not believe that Statement No. 151 will have a significant impact on our financial condition and results of operations.

Principles of Consolidation: The consolidated financial statements include the accounts of Force Protection, Inc., and our two wholly owned subsidiaries, Force Protection Industries, Inc. (formerly Technical Solutions Group, Inc.) and Force Protection Technologies, Inc (formerly TSG International, Inc.) for the three and nine month period ended September 30, 2006. All inter-company balances and transactions are eliminated in consolidation.

Cash Equivalents: For purposes of reporting cash flows, we consider all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents..

Inventories: Inventories are stated at the lower of cost or market. The cost is determined under the first-in, first-out, (FIFO) valuation method.

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

Goodwill: Under SFAS No. 142, Goodwill and other Intangible Assets, all goodwill amortization ceased effective January 1, 2002. Rather, goodwill is now subject to annual impairment reviews. A fair value test is applied at the reporting level. This test requires various judgments and estimates. A goodwill impairment loss will be recorded for any goodwill that is determined to be impaired.  When the carrying value exceeds fair value, the impairment is the difference between the carrying value of goodwill and the fair value. The fair value of goodwill is defined as the fair value as a whole less the value of individual assets and liabilities using an estimated purchase price, as a whole.

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

Revenue Recognition: Our revenue is derived principally from the sale of our vehicles and associated spare parts and training services. Revenue from product sales and spare part sales, net of an allowance for contractual adjustments, is recognized when the products or spare parts are delivered to and “formally” accepted by the customer. We define “formal acceptance” as taking place when a representative of the United States Government signs the United States Form DD250 entitled “Material Inspection and Receiving Report” which under the Federal Acquisition Regulations signifies contractual inspection and acceptance of the work performed by the contractor.  It also acts as the contractual invoice creating payment liability on the United States Government.  In accordance with standard industry practice, there is a representative from the United States Defense Contractor Manufacturing Agency (DCMA) acting as a contractual representative of the United States Government present at our facilities.  This DCMA representative inspects each vehicle as it is delivered by the Company and upon confirmation of the vehicle’s conformity with the contractual specifications the inspector signs the Form DD250 and formally accepts delivery of the vehicle. We only recognize revenues arising from its U.S. Government contracts upon execution of the Form DD250 by the DCMA inspector. Under some of our U.S. Government contracts, we receive performance based payments based on completion of specific milestones stipulated under the contract (for example, delivery of raw material to our Ladson facility). These payments are recorded as “deferred revenue” and carried on our balance sheet as until the final delivery of the products and formal acceptance by the U.S. Government pursuant to the Form DD250. Upon acceptance of the products and the execution of the Form DD250, we recognize the full sale price of the product as revenue.

Revenues from services provided are recorded in accordance with specific contractual terms.  Services have historically consisted of us providing on-site personnel on an as-needed basis in a timely manner, and have generally been provided in foreign locations.

We negotiate contracts with our customers that may include revenue arrangements with multiple deliverables, as outlined by Emerging Issues Task Force No. 00-21 (EITF 00-21).  Our accounting policies are defined such that each deliverable under a contract is accounted for separately.  Historically, we have negotiated and signed contracts with our customers which outline the contract amount and specific terms and conditions associated with each deliverable.

Concentration: Our future operations and continued expansion are subject to a significant concentration risk.  During the nine months ended September 30, 2006 and 2005, our revenues from military units of the U.S. Government accounted for 89% and 91% of total revenues, respectively.  Our accounts receivable from military units of the U.S. Government at September 30, 2006 and December 31, 2005 amounted to 75% and 83%, of total accounts receivable, respectively.  However, we currently have a significant backlog and have signed contracts to provide additional products of significant value to the U.S. Government and our first international customer, the British Ministry of Defense.

Accounts Receivable and “Definitization”: A majority of our contracts are with the United States Government and as such they are “public sector” contracts subject to the Federal Acquisition Regulations set out at Title 41 of the United States Code (the “FAR”), and may result either from competitive bidding or may be awarded as “sole source” contracts “subject to definitization” as provided under FAR Section 252.217-7027. Following the award of a sole source contract, a central component of the definitization process is the negotiation and finalization of the contract price between the contractor and the United States contracting officer.  As part of this process, the parties make a mutual determination of the direct material and labor costs for the work based upon the bill of materials and other purchasing information and then the parties mutually agree upon “rates” for the indirect labor costs and the general and administrative costs and upon  a “fee” (or profit).  While the direct material costs and labor can be established through objective evidence, the “rates” and fee are more subjective and are based upon an analysis of multiple factors including historical performance data and projected operational factors.  The contractor has the right to submit proposed rates and fee, but these are subject to final review and approval by the contracting officer, who may insist on using alternate rates and fee.  As provided in section 252.217-7027(c):

(c) If agreement on a definitive contract action to supersede this undefinitized contract action is not reached by the target date in paragraph (b) of this clause, or within any extension of it granted by the Contracting Officer, the Contracting Officer may, with the approval of the head of the contracting activity, determine a reasonable price or fee in accordance with subpart 15.4 and part 31 of the FAR, subject to Contractor appeal as provided in the Disputes clause.

Finally, although both parties make an effort to definitize the contract as quickly as possible, the process is time consuming and can take months (or even years) to complete.  During the definitization process the contractor is required to perform the contract work and to make deliveries under the contract before the final contract price has been established.  For this reason, as part of the original letter award, the contractor provides a rough order of magnitude (“ROM”) price to be used for invoicing and accounting purposes pending definitization.

As a result of the potential adjustments related to the definitization process, we maintain an allowance for contractual adjustments account.  This account is reviewed on a regular basis to determine adequate adjustments, if necessary.  The allowance is evaluated and deemed adequate based on the analysis of historical data and calculation of pro-rata percentages of current contracts in place, which remain subject to the definitization process.

Dividend Policy: We have never declared or paid a cash dividend on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination to pay cash dividends on our common stock will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, restrictions contained in our agreements and other factors which our board of directors deems relevant. Under the terms of the Certificate of Designation for our Series D Convertible Preferred stock, we are obligated to pay a 6% dividend in cash or shares of common stock on the outstanding shares of Series D stock.  Such divided is due and payable on March 1 and September 1 each year. As of September 30, 2006, there are no outstanding Series D shares and we have no further obligation to make such dividend payments.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview: As a result of our continued vehicle production and increased operating efficiencies, we generated an operating profit for the third consecutive quarter, and continue to show a year-to-date net profit. For the three month period ended September 30, 2006, revenue from all sources was $42,160,858.  Total costs of sales were $34,242,350 and we generated a gross profit of $7,918,508. We incurred general and administrative expenses of $6,780,641 and research and development expenses in the amount of $545,717.  Total operating income was $592,150. We incurred interest expense of $110,493 and other income of $121,041 resulting in net income for the three months ended September 30, 2006 of $602,698.

For the nine month period ended September 30, 2006, revenues totaled $133,037,980.  Net income for the nine month period ended September 30, 2006 was $1,171,080.

The following table sets forth our consolidated statements of operations for the three month period ended September 30, 2006 and 2005, respectively. The discussion and analysis that follows should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

Consolidated Statement of Operations

	Three Month Period Ended September 30
	2006	2006	Difference	% Change
Revenues	$42,160,858	9,303,526	32,857,332	353.2%
Cost of Sales	34,242,350	10,618,349	23,624,001	222.5%

Gross Profit	$7,918,508	(1,314,823)	9,233,331	702.2%
G.P.%	18.8%	-14.1%

G&A Expense	$6,780,641	3,741,220	3,039,421	81.2%
R&D Expense	545,717	203,730	341,987	167.9%
Total G&A	$7,326,358	3,944,950	3,381,408	85.7%
G&A%	17.4%	42.4%

Operating Income/(Loss)	$592,150)	(5,259,773)	5,851,923	111.3%

Interest Expense	(110,493)	(364,235)	253,742	69.7%
Other Income/(Expense)	121,041	18,797	102,244	543.9%
Net Income (Loss)	$602,698	(5,605,211)	6,207,910	110.8%

Revenue: Revenue for the three month period ended September 30, 2006 was $42,160,858 representing an increase of  $32,857,332 (or 353.2%) compared to the same period in 2005. During the three month period, we delivered a total of 58 vehicles (3 Buffalo, 53 Cougar/JERRV and 2 ILAV) compared with 13 vehicles for the same period in 2005. The increase in revenues was due to higher vehicle production volumes, primarily as a result of the follow on

JERRV contract awarded May 5, 2006. Our revenue is derived from the sale of our armored vehicles and the sale of spare parts, training, field services and other support services. During the three month period ended September 30, 2006, we recorded revenues of $32,042,511 from vehicle sales and $10,118,347 from the sale of spare parts and other support services. The revenue from the sale of spare parts continues to increase, driven by the increasing number of our vehicles delivered and deployed to areas of operations.

Cost of Sales: Cost of sales for the three month period ended September 30, 2006 was $34,242,350 representing an increase of $23,624,001 (or 222.5%) compared to the same period in 2005. The increase during this period was due to the increased level of vehicle production, and the corresponding increased cost of direct and indirect labor and material associated with our manufacturing activities. The cost of sales for the three month period ended September 30, 2006 was 81.2% of gross revenues for this three month period representing a 18.8% gross profit for this period, compared with cost of sales of 114.1% and a gross profit of -14.1% for the same period in 2005. As we continue to expand our production capacity, we are achieving increased cost efficiency from such factors as volume purchasing and improvements in our manufacturing processes which will continue to improve our gross margins.

General and Administrative Expenses: General and administrative expenses for the three month period ended September 30, 2006 were $7,326,358 representing an increase of $3,381,408 (or 85.7%) compared to the same period in 2005. The general and administrative expenses for the three month period ended September 30, 2006 included $545,717 in research and development expenses. We expect the absolute amount of our general and administrative expenses to increase over time as we continue to expand our production capacity to meet increasing sales demand, however we expect the percentage of our general and administrative expenses in relation to gross revenues to decrease as we are able to allocate such costs over an increased revenue base.  Thus, for example, during the three month period ended September 30, 2006, our general and administrative expenses were 17% of our gross revenue as compared with 42% for the same period in 2005. We expect this trend to continue.

Net Income/(Loss): Net income for the three month period ended September 30, 2006 was $602,698 (1.4% of sales) representing a significant improvement over the net loss of $(5,605,211) incurred during the same period in 2005. The improved performance is due to increasing efficiencies and our higher production volumes.

Vehicle Orders and Backlog:

On May 17, 2004, we announced the award of a contract to deliver 21 Buffalo vehicles to the U.S. Army and in October 2004 we were awarded a separate contract by the U.S. Army for an additional 15 Buffalo vehicles. Initial deliveries under these two Buffalo contracts began during 2004 and 2005, and as of September 30, 2006, we have delivered all 36 Buffalo vehicles.  As of September 30, 2006, there is no backlog under these two contracts with the U.S. Army.

During the three month period ended December 31, 2005, we announced a new order from the U.S. Marine Corps. for the purchase of 4 Buffalo vehicles, with associated spares, service and training, for a total contract price of $3,852,026. We delivered all 4 of these Buffalo vehicles in 2005.

On February 3, 2006, we announced the award of a Letter Contract from the U.S. Army for the delivery of 19 Buffalo Vehicles with an option for an additional 27 vehicles. The Army subsequently ordered 22 of the total 27 vehicles available under the option, such that the total number of vehicles on order is 41. The Letter Contract is subject to definitization of terms.  As of September 30, 2006, we have delivered 8 Buffalo vehicles, leaving a contract backlog of 33 Buffalo vehicles to deliver under this contract.

On March 2, 2006, we announced the award of a contract with the U. S. Army, whereby we agreed to provide the Army with authorized stock list supplies to service its Buffalo route clearance vehicle for the sum of up to $5 million.  As of September 30, 2006, we had delivered supplies totaling $4,189,190 under this contract.

On April 23, 2004, we announced a contract award to deliver Cougar Hardened Engineer Vehicles (“HEV”) to the U. S. Marine Corps, of which 14 were initially funded under the contract. On March 8, 2005 the U.S. Marine Corps exercised its option to increase the number of HEV vehicles by 14, for a total of 28 vehicles. As of September 30,

2006, we delivered a total of 27 HEV vehicles, and have a remaining backlog of 1 Cougar HEV vehicle to be delivered under this contract, with a value of approximately $400,000.

During the second quarter of 2005, we announced the award of a new contract by the U.S. Marine Corps for delivery of 122 Cougar Joint EOD Rapid Response Vehicles (“JERRV”) to be delivered during 2005 and 2006, with a total value, with associated spares parts and training, of $90,000,000. As of September 30, 2006, we have delivered all 122 JERRV vehicles leaving no backlog under the initial JERRV contract.

On May 5, 2006, we announced that the U.S. Marine Corps had awarded us a fixed price indefinite delivery, indefinite quantity contract to provide not more than 79 additional Joint Explosive Ordnance Disposal Rapid Response Vehicles (JERRV) and associated manuals, spare parts, field support and training for an amount not to exceed $51,031,110. As of September 30, 2006, we have delivered 59 of these additional JERRV vehicles, leaving a backlog of 20 vehicles with a total value, with associated spares parts and training, of approximately $13,000,000.

On June 2, 2006, we announced that on May 31, 2006 the U.S. Army Tank-Automotive and Armaments Command (“TACOM”) awarded BAE Systems Land & Armaments L.P. of York, Pa (“BAE”) a delivery order in the amount of $180,503,000 as part of a $445,439,000 firm-fixed-price contract for the production and delivery of 378 Iraqi Light Armored Vehicles (“ILAV”) to be delivered to the Iraqi National Army. We have an agreement with BAE pursuant to which we will license to BAE the use of FPI’s Cougar vehicle as the basis for the ILAV design, and will act as BAE’s principal subcontractor to provide the manpower and other resources needed to produce 50% of the vehicles in Ladson South Carolina. We will also provide 100% of the after sales service and support required under the TACOM agreement. As of September 30, 2006 we have delivered 2 of the ILAV vehicles, leaving a backlog of 187 vehicles with a total value, including associated spares and logistical support, of approximately $55,000,000 under the current delivery order from TACOM.

On August 11, 2006, we announced that we had been awarded a contract by the British Ministry of Defense for more than 85 Cougar explosive ordnance disposal vehicles, also known as Mastiff Protected Patrol Vehicles (Mastiff PPV). The contract also includes associated spares, technical manuals, and field service support.  The Contract, administered through the U.S. Marine Corps System Command  is subject to price definitization. As of September 30, 2006 we had not delivered any of the Mastiff PPV vehicles, leaving a backlog of all 85 vehicles.

On November 10, 2006, we announced that we had signed a U.S. Marine Corps contract for approximately 200 Cougar Joint EOD Rapid Response vehicles, 80 Buffalo mine-protected clearance vehicles, parts and services. The contract, which will be administered by the Marine Corps Systems Command, is worth an estimated $214,124,450 subject to contract definitization.

Vehicle Deliveries: Set out below is a table showing actual deliveries of our vehicles during 2004, 2005 and 2006. These deliveries are subject to parts and material availability, production schedules, production efficiencies and other contingencies discussed in this report.

Actual Vehicle Deliveries 2004, 2005 & 2006

	2004	Q1-2005	Q2-2005	Q3-2005	Q4-2005	2005	Q1-2006	Q2-2006	Q3-2006
Buffalo	9	2	22	3	4	31	3	5	3

Cougar HEV	5	8	2	8	4	22	0	0	1

Cougar JERRV	0	0	0	2	16	18	45	59	52

Cougar ILAV	0	0	0	0	0	0	0	0	2

British PPV	0	0	0	0	0	0	0	0	0

Total	14	10	24	13	24	71	48	64	58

TRENDS, RISKS AND UNCERTAINTIES

Trends: Our financial results for the period ended September 30, 2006 do not necessarily reflect the direction of our operations during this period. Although our revenue for the third quarter of 2006 is significantly greater than our revenue for the same period in 2005, our third quarter revenue has declined by more than 20% when compared with our second quarter 2006 results. We do not believe that this decrease in sales is indicative of a slow down in our overall growth but instead we believe it is the result of a combination of temporary factors; including a diversion of resources associated with our mobilization for new contracts (including the ILAV contract and the Mastiff contract), short term interruption of our Buffalo production to make design modifications requested by the customer, productivity inefficiencies resulting from our continuing workforce expansion and end of quarter delivery timing issues.  These factors contributed to a dip in our vehicle production growth which has translated to a short term decrease in our revenue for the third quarter as compared with the second quarter of 2006.

During the three month period ending September 30, 2006, we announced the award of a new contract from the British Ministry of Defense for more than 85 Cougar explosive ordnance disposal vehicles, also known as Mastiff Protected Patrol Vehicles (Mastiff PPV). The contract includes associated spares, technical manuals, and field service support and represents the continued expansion of our presence in the international market. During the third quarter of 2006, we commenced mobilization for this contract and anticipate that production and delivery of vehicles under this contract will commence during the fourth quarter of 2006. On November 10, 2006, we also announced a new contract award from the U.S. Marine Corps contract for approximately 200 Cougar JERRV and 80 Buffalo vehicles with associated parts and services. These new contracts, together with the ILAV and Buffalo contracts awarded earlier in the year, will provide a potential backlog of more than 500 vehicles for production in 2007.

Overall, as we commence delivery of the ILAV and Mastiff vehicles, and continue production of our Buffalo and Cougar vehicles, we remain on track for our 2006 financial performance to substantially exceed our 2005 results, and we believe there is an opportunity for such growth to continue during 2007 and beyond, subject to the risks and uncertainties discussed below.

Risks: We continue to rely upon the U.S. Army and the U.S. Marine Corps for the vast majority of our sales, and we are expanding our infra-structure with the expectation that such sales will increase over time.  If either of these customers elected not to issue further orders to us it would have a dramatic impact upon our financial performance. We have no reason to believe that such additional orders will not be forthcoming however there is a risk to our future operations resulting from such sales concentration. In the past, we have also encountered some delays in securing the necessary components for our vehicles, for example armor steel, truck chassis, axle sets and ballistic glass. To mitigate this risk, we have identified multiple vendors for certain components to ensure we have alternate sources of supply, if necessary. Additionally, we have implemented a program of advance purchasing and stockpiling critical materials. For example, we currently have pre-purchased steel and truck parts to ensure availability of material needed for current and potential future orders. While we do not currently expect the potential non-availability of parts or raw materials to materially affect our operations, there is a possibility that delays or increased costs could negatively impact our financial performance if circumstances change.

There is also growing competition in the marketplace from other manufacturers of armored vehicles similar to ours. In the past, we were able to capture a large share of the market requirement for these vehicles based on our tested design and proven performance, and by virtue of being “first to market” with the Buffalo and Cougars vehicles. The increasing number of U.S. Governmental contract solicitations for vehicles offering a high level of “survivability” has resulted in numerous companies seeking to enter the market for armored vehicles and there is a risk that one or more competitors could encroach on our current market position. To maintain our competitive position we seek to continuously enhance our technology and know-how to improve our products. Our vehicles have established a good reputation based on their performance in the field, and we believe that by improving their capabilities our vehicles will continue to be preferred over other vehicles currently being offered in the marketplace.

Uncertainties: The realization of a major portion of the assets shown on our balance sheet is dependent upon the success of our future operations, which in turn is primarily dependent on the market demand for our products and our ability to capture a share of that demand.  While the market demand for armored vehicles is driven by potentially unpredictable geo-political, technological and economic forces, we believe it is more likely than not that there will be a continued and growing demand for armored vehicles such as ours that offer a high level of protection to occupants traveling in areas of urban unrest and war. Recent contract solicitations by the U.S. Department of Defense demonstrate that such protection has become a leading performance specification for military vehicles of all kinds and suggest that armored vehicles will become an integral part of the military vehicle fleet. The main uncertainty facing our company is whether we will be able to create and implement the operating systems needed to achieve sustainable high-volume vehicle production within the near term time frame. The demand for armored vehicles is growing so quickly that if we are not able to substantially improve our production capability, it is possible that our customers may seek alternate products or suppliers to satisfy their requirements.  Our management is aware of this situation and is taking steps to mitigate this risk by striving to optimize our production capacity and by seeking strategic relationships to support our operations.

LIQUIDITY AND CAPITAL RESOURCES

Current Liquidity: For the nine month period ended September 30, 2006, we had a starting cash balance of $1,217,509 and an ending cash balance of $26,748,260 representing a net increase in our cash position for such period of $25,530,751. During this period we received $1,312,500 from the exercise of outstanding warrants. In addition, on July 24, 2006, we closed a private placement sale and issued 8,250,000 shares of common stock to investors for gross proceeds of $41,250,000; net proceeds were $39,187,500. Approximately $15 million of the proceeds were used to bring our accounts payables to current status. The balance of these cash proceeds, approximately $25 million, remains available to cover anticipated capital expenditures required for our continued facilities and infrastructure expansion, and to provide short term working capital to minimize the cyclic nature of our accounts receivable from the U.S. Government.

Future Liquidity: During the nine month period ended September 30, 2006, while we increased our net cash position by $25,530,751, we experienced negative cash flows from operations of $8,293,412, and we are currently in the process of mobilizing the resources needed to support our increased production build-up.  As part of such process we intend to develop new production lines for vehicle fabrication and final integration activities, add to our workforce, expand our paint and material handling facilities and purchasing long lead materials to support increased levels of production during the coming fiscal year.  We also believe there is a growing market opportunity for our new Cheetah vehicle and we are accelerating our development program for this vehicle in an effort to establish a production line during 2007. These activities will place demands on our future liquidity which may exceed our currently available cash resources. If so, we may need to seek alternative sources of cash such as senior debt facilities, lines of credit or additional sales of our securities. If we raise funds through the sale of securities, the common stock currently outstanding could be diluted. There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, research and development, production, or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations.

Inflation & Material Cost: We do not believe that inflation has had or is likely to have any significant impact on our revenues, and we currently are not facing any material shortages of material or parts. We currently have enough steel on hand or on order to manufacture our existing contracts, and we continue to purchase steel anticipating future requirements. If the price of steel increases significantly, the cost of our products could increase, and we may not be able to pass on this cost under our current contracts. As a result, if the cost of our raw materials increases our profitability on such current contracts, if any, could decrease.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Prices: We are exposed to market risk from changes in commodity prices. If the price of steel increases significantly, the cost of our products could increase. It is unlikely we will be able to pass on this cost under our current contracts. As a result, if the cost of our raw materials increases, our profitability, if any, could decrease.

Foreign Currency: The majority of our business is denominated in U.S. dollars and as such, movement in the foreign currency markets will have a minimal direct impact on our business.

Interest Rates: As we do not have a trading portfolio and our current financing is at a fixed rate, we are not currently directly at risk of interest rate fluctuations. As our financing needs change in the future, interest rate risk may become a more significant issue for us.

To date, we have not used any derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest rates, foreign currency exchange, or commodity prices. We are not a party to leveraged derivatives nor do we hold or issue financial investments for speculative purposes.

ITEM 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer and our Acting Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting.  Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Code of Ethics

We have adopted a Code of Ethics that applies to all executive officers and other employees. Our Code of Ethics is available for review on our website at www.forceprotection.net

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

On August 8, 2006, we settled all claims brought by Atlantis Partners, Inc. against the Company in the Circuit Court for the 15th Judicial Circuit, Palm Beach County Florida arising out of an alleged finder’s fee agreement, for a one time payment of 30,000 shares of unregistered common stock.

During the three month period ended June 30, 2006, we confirmed that two former employees had filed claims under 31 U.S.C. §3730 alleging inter alia that we had failed to comply with the terms of the JERRV contract in respect of the allocation and use of the initial contract milestone payment for such “accelerated delivery costs.” On

August 23, 2006, we agreed to settle with the United States Government and with these former employees all claims relating to or arising under the JERRV contract and the payment of such accelerated delivery costs for a total of $1,905,000 plus interest of $23,000. As of September 30, 2006, we have paid $705,000 under the terms of such settlement agreement and we have established a provision of $1,223,000 against this liability.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended September 30, 2006, we issued the following unregistered securities:

On August 8, 2006, we issued 30,000 shares of unregistered common stock to Atlantis Partners, Inc under a settlement agreement.  The shares were valued at $187,500.

On July 25, 2006, we issued 22,962 shares of unregistered common stock as compensation to our Directors for their service. The shares were valued at $116,417.

Private Sale of Public Equity: On July 24, 2006, we sold 8,250,000 shares of its unregistered common stock at $5.00 per share through a private placement for gross proceeds $41,250,000. The proceeds net of commissions were $39,187,500.  The shares were sold to 15 institutional investors in accordance with Rule 506 of Regulation D under the Securities Act of 1933 (as amended) in that:

•                  the sales were made to sophisticated or accredited investors, as defined in Rule 502;

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

•                  neither we nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

•                  we exercised reasonable care to assure that each purchaser of the securities is not an underwriter within the meaning of Section 2(11) of the Securities Act of 1933 in compliance with Rule 502(d).

The net proceeds from this financing were used to reduce our outstanding accounts payable, cover anticipated capital expenditures required for our continuing facilities and infra-structure expansion, and to provide short term working capital to minimize the cyclic nature of the payment of our accounts receivable from the U.S. Government.

STOCK OPTIONS

We do not have a formal stock option plan, however we have issued the following options to purchase shares of our unregistered common stock to certain employees, including:

•                  Options to purchase 1,000,000 shares at $0.72 per share.  These options were approved by the Board of Directors on November 18, 2005 to be granted on January 1, 2006 at 100% of the then current market price for our shares. These options vest in full on January 1, 2007.

•                  Options to purchase 464,791 at a purchase price of $1.50 per share. These options were granted on April 15, 2005 at 100% of the current market price for our shares. These options vested in full on April 15, 2006.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 18, 2006 at 10:00 a.m., we held our general Shareholder’s meeting at our offices in Ladson South Carolina.  The meeting was held pursuant to a printed notice mailed on or about September 5, 2006 to each stockholder of record as of August 16, 2006, the record date for the meeting. The single issue to be voted on at such meeting was the election of Mr. Gordon McGilton as a Class I director, replacing Mr. Aguilar, and the election of Mr. Jack Davis as a Class II director. As of the record date there were a total of 51,139,850 shares of common stock outstanding and entitled to vote.  A total of 24,931,965 shares were present either in person or by Proxy and the meeting.  Both Directors were duly elected to the Board of Directors. The votes for each director are as follows:

	For	Withheld
Gordon McGilton (Class I)	22,833,789	2,098,176
Jack Davis (Class II)	23,345,923	1,586,042

ITEM 5 — OTHER INFORMATION

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

ITEM 6 — EXHIBITS

EXHIBIT INDEX

Numbers	Description
2.1	Agreement and Plan of Merger (included as Attachment A to exhibit 99.2 to the Form DEF 14A filed November 19, 2004, and incorporated herein by reference).

3.1	Articles of Incorporation (included as Attachment B to exhibit 99.2 to the Form DEF 14A filed November 19, 2004, and incorporated herein by reference).

3.2	By-Laws (included as Attachment C to Exhibit 99.2 to the Form DEF 14A filed November 19, 2004, and incorporated herein by reference).

3.3	Amended Articles of Incorporation (included as Attachment D to Exhibit 99.2 to the Form DEF 14A filed November 19, 2004, and incorporated herein by reference).

4.1	Certificate of Designation for Series D Convertible Preferred Stock, dated January 19, 2005 (included as Exhibit 4.1 to the Form 8-K filed January 27, 2005, and incorporated herein by reference).

4.2	Form of Common Stock Purchase Warrant, dated January 19, 2005, (included as Exhibit 4.2 to the Form 8-K filed January 27, 2005, and incorporated herein by reference).

4.3	Securities Purchase Agreement, dated January 19, 2005 (included as Exhibit 4.3 to the Form 8-K filed January 27, 2005, and incorporated herein by reference).

4.4	Registration Rights Agreement, dated January 19, 2005 (included as Exhibit 4.4 to the Form 8-K filed January 27, 2005, and incorporated herein by reference).

4.5	Amended and Restated Certificate of Designation for Series B Convertible Preferred Stock (included as Exhibit 4.1 of the Form 8-K filed February 15, 2005, and incorporated herein by reference).

4.6	Amended and Restated Certificate of Designation for Series C Convertible Preferred Stock (included as Exhibit 4.2 of the Form 8-K filed February 15, 2005, and incorporated herein by reference).

4.7	Bridge Facility between the Company and GC Financial Services, Inc., dated June 29, 2005 (included as Exhibit 4.1 to the Form 8-K filed July 8, 2005, and incorporated herein by reference).

4.8	Demand Note between the Company and GC Financial Services, Inc., dated June 29, 2005 (included as Exhibit 4.2 to the Form 8-K filed July 8, 2005, and incorporated herein by reference).

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

10.17	Employment Agreement between the Company and Frank Kavanaugh, dated November 15, 2004 (included as Exhibit 10.15 to the 10-QSB filed November 15, 2004, and incorporated herein by reference).

10.18	Letter Contract awarded to the Company by the Department of the Army dated November 18, 2004 (as described in the 8-K filed November 24, 2004, and incorporated herein by reference).

10.19

Promissory Note between the Company and Dutchess Private Equity Fund, II, LP dated December 3, 2004 (included as Exhibit 10.1 to the Form 8-K filed December 8, 2004, and incorporated herein by reference).

10.20	Employment Agreement between the Company and Gordon McGilton, dated January 27, 2005 (included as Exhibit 10.22 to the Form 10-KSB/A filed April 22, 2005, and incorporated herein by reference).

10.21

Order for Supplies or Services between the Company and U.S. Department of Defense, dated May 13, 2005 (included as Exhibit 10.1 to the Form 8-K filed May 18, 2005, and incorporated herein by reference).

10.22

Order for Supplies or Services between the Company and U.S. Department of Defense, dated May 18, 2005 (included as Exhibit 10.1 to the Form 8-K filed May 23, 2005, and incorporated herein by reference).

10.23

Order for Supplies or Services and Delivery Order between the Company and U.S. Department of Defense, dated September 23, 2005 (included as Exhibit 10.1 to the Form 8-K filed September 27, 2005, and incorporated herein by reference).

10.24	Purchase and Sale Agreement the Company and GC Financial Services, Inc., dated June 29, 2005 (included as Exhibit 10.1 to the Form 8-K filed July 8, 2005, and incorporated herein by reference).

10.25	Security Agreement the Company and GC Financial Services, Inc., dated June 29, 2005 (included as Exhibit 10.2 to the Form 8-K filed July 8, 2005, and incorporated herein by reference).

10.26	Purchase Order between the Company and Ricardo Engineering, dated June 29, 2005 (included as Exhibit 10.1 to the Form 8-K filed July 19, 2005, and incorporated herein by reference).

10.27

Solicitation/Contract/Order for Commercial Items and Delivery Order between the Company and the United States Marine Corps, dated September 7, 2005 (included as Exhibit 10.1 to the Form 8-K filed September 9, 2005, and incorporated herein by reference).

10.28	Engineering Services Agreement between the Company and TecStar, dated August 22, 2005 (included as Exhibit 10.31 to the Form 10-QSB filed November 11, 2005, and incorporated herein by reference).

10.29	Letter Contract between the Company and the United States Army, dated February 3, 2006 (included as Exhibit 10.1 to the Form 8-K filed February 9, 2006, and incorporated herein by reference).

10.30	Contract between the Company and the United States Army (included as Exhibit 10.36 to the Form 10-K filed April 13, 2006, and incorporated herein by reference).

10.31	Form of Common Stock Purchase Agreement, dated July 24, 2006 (included as Exhibit 10.1 to the Form 8-K filed July 25, 2006, and incorporated herein by reference).

10.32

Production License Agreement between the Company and BAE Systems Land & Armaments, LP, dated June 13, 2006 (included as Exhibit 10.1 to the Form 10-Q filed August 14, 2006, and incorporated herein by reference).

10.33

Logistic Support Agreement between the Company and BAE Systems Land & Armaments, LP, dated June 13, 2006 (included as Exhibit 10.2 to the Form 10-Q filed August 14, 2006, and incorporated herein by reference).

10.34	Contract between the Company and the British Ministry of Defense, dated August 11, 2006 (included as Exhibit 10.1 to the Form 8-K filed August 17, 2006, and incorporated herein by reference).

10.35

Memorandum of Agreement and Cooperation between the Mechem, a division of Denel (PTY), Ltd., and the Company, dated September 28, 2006 (included as Exhibit 10.1 to the Form 8-K filed September 28, 2006, and incorporated herein by reference).

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

FORCE PROTECTION, INC.

Date: November 14, 2006	By:	/s/ Gordon McGilton
Gordon McGilton
Chief Executive Officer

Date: November 14, 2006	By:	/s/ R. Scott Ervin
R. Scott Ervin
Acting Chief Financial Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures

Name	Title	Date

/s/ Frank Kavanaugh	Chairman, Board of Directors	November 14, 2006
Frank Kavanaugh

/s/ Gordon McGilton	Director, and Chief Executive Officer	November 14, 2006
Gordon McGilton

/s/ Jack Davis	Director	November 14, 2006
Jack Davis

/s/ Michael Moody	Director	November 14, 2006
Michael Moody