Form 10-K
period 2006-12-31
FORCE PROTECTION INC
filed 2007-03-16
CIK 1032863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006.

☐                                 TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM        TO

Commission File No. 001-33253

FORCE PROTECTION, INC.

(Exact name of issuer as specified in its charter)

Nevada	84-1383888
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9801 Highway 78, Building No. 1, Ladson, SC	29456
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (843) 740-7015

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, par value $0.001 per share.	NASDAQ Stock Market
(Title of class)	(Name of Each Exchange On Which Registered)

Securities registered under Section 12(g) of the Exchange Act:
None.

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

Large accelerated filer ☐         Accelerated filer ☒         Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 14, 2007 was $1,102,410,688 based on a total of 66,934,468 shares of our common stock held by non-affiliates on March 14, 2007 at the closing price of $16.47 per share.

We had 67,817,003 shares of common stock outstanding as of March 14, 2007.

Documents incorporated by reference: Part III incorporates information from certain portions of the registrant’s definitive proxy statement for the 2007 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

FORCE PROTECTION, INC. FORM 10-K

PART I

ITEM 1.                    BUSINESS.

Business Overview

We organized under the laws of the State of Colorado in November 1996. In June 2002, we acquired Technical Solutions Group, Inc., a development stage manufacturer of ballistic and blast protected vehicles based in Charleston, South Carolina. In August 2003, we changed our name to Force Protection, Inc. to better reflect our focus on blast and mine-protected vehicles.  Effective January 1, 2005, we reincorporated from Colorado to Nevada and changed the name of our wholly-owned subsidiary  to “Force Protection Industries, Inc.”

Our specialty vehicles are protected against landmines, hostile fire and Improvised Explosive Devices or IEDs, commonly referred to as roadside bombs. We believe our mine and ballistic protection technology is among the most advanced in the world.  Our facility, located 10 miles from the Charleston Air Force Base in Ladson, South Carolina, is on a 260-acre campus comprised of three manufacturing buildings with a combined floor area of approximately 452,240 square feet and an additional 90,000 square feet targeted for occupancy in mid 2007. At December 31, 2006, we employed 658 employees.

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

We believe the world market for mine-protected vehicles is growing rapidly. Landmines and IEDs are weapons of choice for terrorists and insurgent groups because they are highly effective yet have relatively low cost. The global war on terror, especially in Iraq and Afghanistan, has confirmed the sober reality that IEDs, roadside bombs, and land mines will continue to be a significant danger to troops. Vehicles that move troops or ordnance economically and provide significant protection against ballistic, incendiary, landmine hazards, and IEDs are useful in these situations. Missions include troop transport in and around unexploded ordnance or mine threat areas as well as route clearance and humanitarian de-mining which require entrance into known mine fields or areas of known terrorist activities.

These missions require operating in areas of known terrorist activities and have traditionally been accomplished using light weight wheeled utility vehicles, including for example the High Mobility Multi Wheeled Vehicle or Humvee. However, Humvees were not designed to sustain high powered explosive blasts and these un-armored utility vehicles are vulnerable to enemy fire and offer a prime target for attack. In response to the increasing number of casualties from IEDs and other explosive during Operation Enduring Freedom in Afghanistan and Operation Iraqi Freedom, the U.S. has sought to rapidly increase the armor and blast protection of many of its vehicle fleet, including the Humvee, by retrofitting heavy armor to the hulls of these normally lightly armored vehicles. The results have not been satisfactory due in part to the high costs of retrofitting armor into the body of the vehicles and the increased mechanical wear caused by the added weight.

Products

         We currently produce three blast-protected vehicles with different mission capabilities: (1) the Buffalo series, (2) the Cougar series and (3) the Cheetah series.

The Buffalo series

         The Buffalo can be configured for multiple missions and is specifically designed to be repaired in the field. Cutting-edge technology combined with the best American automotive components give this vehicle the maximum visibility, load carrying capacity, interior space and parts availability of any vehicle in its class. The Buffalo is our heaviest vehicle—weighing 22 tons—and is designed principally for route clearing activities. It integrates a blast resistant capsule with an American-made truck engine and drive train. The Buffalo is designed to deflect and dissipate the explosive blast away from the passenger compartment, thus protecting the occupants from harm.

         We believe that the geometric, V-hull design, along with the materials used, the components selected, our relationship with critical component suppliers and the overall manufacturing process make our vehicles a desirable solution for blast and ballistic protected vehicles.

         The U.S. Army tested the Buffalo at the Aberdeen Proving Grounds to determine its measure of “survivability”—i.e. the ability of the Buffalo’s blast capsule to effectively protect the occupants and the critical automotive components from the effects of explosive blasts. Following such tests, the U.S. Army has ordered and deployed approximately 77 Buffalos for service worldwide, and has announced its desire to use the Buffalo in the newly established “Route Clearance Companies” being developed as part of the IED Defeat Task Force. We believe that the Buffalo fills a niche in the U.S. Army’s route clearance systems.

The Cougar series

         The Cougar is a family of medium mine-protected vehicles which can be supplied in 4X4 or 6X6 layout. It can be configured as several different variants for a wide range of tasks as required by our customers. These tasks include troop transport (up to 12 in the 6X6), Explosive Ordinance Disposal or EOD (4 troops and a large EOD robot in the 4X4), command and control, artillery prime mover, recovery and ambulance duty. There are several variants including the Iraqi Light Armored Vehicle or, ILAV Cougar, being produced for the Iraqi National Army, and the Mastiff Cougar vehicle that is being produced for the British Ministry of Defense.

         Launched in 2004, the Cougar was designed to serve a broader market and mission range than the Buffalo. Its missions include urban patrol, route clearance support, utility transport and special unit activities. Like the Buffalo, the Cougar employs the geometric V-Hull design to deflect blast energy along with an armored steel capsule affording ballistic protection, and while lighter than the Buffalo, it offers a similar level of blast protection. The Cougar uses a standard American automotive drive train and control components which allow service and maintenance similar to that of a commercial truck, making servicing the Cougar less expensive and easier to maintain. We have produced approximately 304 Cougars through December 31, 2006, all of which have been deployed in active service.

The Cheetah series

         The Cheetah is our newest vehicle series. It is designed specifically for reconnaissance, forward command and control, urban operations, and combines state-of-the-art ballistic and blast protection with the mobility of a unique light-armored vehicle. The U.S. military is planning to start replacement of the Humvee fleet in the 2009-2011 timeframe under the Joint Light Tactical Vehicle, or JLTV, program with hopes of accelerating the program to early 2008. The Cheetah is being developed as a potential platform for this market. Its speed and road handling make it ideal for homeland security missions. Given the size of the potential market for replacing the Humvee fleet that we believe is in excess of 200,000 vehicles, it is a fair certainty that there will be strong competition from across the U.S. defense industrial base as well as from International companies for the JLTV program.

CUSTOMER ACTIVITY

Our primary customer is the U. S. Department of Defense where we service two principal services, the U. S. Army and the U. S. Marine Corps. In the twelve months ended December 31, 2006, approximately 59.2% of our revenues were derived directly or indirectly from the U.S. Army and approximately 14.3% from the U.S. Marine Corps. Additionally, 10.5% of our revenues were sales to foreign governments via the U.S. Department of Defense. We expect to continue to depend upon contracts with governmental agencies for a substantial portion of our revenue for the foreseeable future. In 2006, we also entered into contracts with the U.S. Department of Defense to provide vehicles for the Iraqi Army and the British Military of Defense through the Department of Defense’s Foreign Military Sales section. The vehicle design for the Iraqi Army is based on our Cougar design and is proprietary to Force Protection. We have field service representatives deployed to Iraq in support of this program.

The following chart illustrates our product deliveries in the last two calendar years and our backlog as of December 31, 2006:

Vehicle	2005	2006	Backlog
Buffalo	31	26	59
Cougar HEV	22	1	0
Cougar JERRV	18	173	8
Cougar MRAP		0	200
ILAV (Iraq)		55	102
Mastiff (British MOD)		30	55
Total	71	285	424

The U.S. Military has indicated that it is beginning to transition away from the Humvee towards armored vehicles that will offer greater protection to the men and women of our armed forces. As part of this transition, the U.S. Marine Corps is managing the Mine Resistant Ambush Protected, or  MRAP, Program for all branches of the U.S. Military and, as part of that program, is demanding vehicles that offer more effective protection for the servicemen and service women of the U.S. armed forces.  Under the MRAP Program,  we have submitted bids through Requests for Proposals, or RFPs, to the U.S. Marine Corps for three different categories of armored vehicles.  Category I vehicles need to transport no less than six personnel and will be used in urban operations.  The U.S. Marine Corps expects to purchase a minimum of 1,500 Category I vehicles with an option to buy an additional 7,500 vehicles.  Our 4x4 Cougar design and our Cheetah design both meet the requirements for vehicles in this Category.  The U.S. Marine Corps have also released an RFP to purchase 2,600 Category II vehicles with an option to buy as many as 13,000 vehicles. The Category II vehicles need to transport no less than ten personnel and will have multi-mission purposes including transport, explosive ordnance disposal and combat engineering.  We believe the U.S. Marine Corps will continue to favorably consider our 6x6 Cougar to meet their demands in this category. In Category III of the MRAP Program, the Marines have already sole sourced 44 vehicles to Force Protection as part of the agreement of November 9, 2006, with an option to buy an additional 36 vehicles. The Category III vehicles need to transport no less than twelve personnel and will support route clearance.

In addition, the U.S. Army is also in the process of improving its fleet of armored vehicles under the Ground Standoff Mine Detection System, or GSTAMIDS, Program.  Contracts under this existing and funded program are to be awarded for two types of vehicles, the Mine Protected Clearance Vehicle, or MPCV, and the Medium Mine Protected Vehicle, or MMPV. Our Buffalo vehicle meets the Army’s MPCV specifications and our Cougar JERRV meets the specifications for the MMPV. The Army has a requirement for approximately 180 MPCVs and over 600 MMPVs at a total estimated value of $1.4 billion.

COMPETITIVE POSITIONING

We are subject to significant competition from companies that market products that perform similar functions to our products. This competition could harm our ability to win business and increase the price pressure on our products. The firms we compete against include large, multinational vehicle, defense and aerospace firms such as BAE Land Systems, Textron, Armor Holdings, International Truck, OshKosh Truck, Australian Defense Industries and General Dynamics. Most of our competitors have considerably greater financial, marketing and technological resources than we do that may make it difficult to win new contracts and we may not be able to compete successfully. Certain competitors operate fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their products.

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

FORCE DYNAMICS LLC

On December 15, 2006, we entered into a joint venture agreement with General Dynamics Land Systems Inc., pursuant to which we agreed to work together to win and execute contracts for the MRAP Program, a U.S. joint services program to produce and provide lifecycle support to address the current threat of IEDs in the Middle East, as more fully described in solicitation number M67854-07-R-5000 issued by the Department of the Navy and the U. S. Marine Corps. Together with General Dynamics Land Systems, we formed a new Delaware limited liability company named Force Dynamics, LLC whose purpose will be to win contracts under the MRAP Program. Under the joint venture agreement, the MRAP Program is defined to include any and all solicitations and requests for proposals for MRAP production and Lifecycle Support and/or any follow on work that may be performed including any program name change, changed or future program requirements, product evolutions and technology insertions related to the MRAP vehicles whether for U.S. or international sales, or non-military/commercial sales. The scope of work to be undertaken by Force Dynamics is limited to the use of our Cougar 4x4 and 6x6 armored vehicles for the MRAP Category I and Category II requirements

Our intent, along with that of General Dynamics Land Systems, as declared in the joint venture agreement, is to combine respective strengths to market and promote our Cougar vehicles for the Category I and Category II requirements of the MRAP Program. We will make available to each other our respective resources so that together, we may undertake to develop, manufacture, produce and sustain any vehicle contracts awarded under the MRAP program, in accordance with the plan set forth in the joint venture agreement.  Both parties are expected to contribute resources equally to the venture, to share equally the costs and responsibilities associated with the performance of the Joint Venture and to share equally the resulting benefits.  To this end, we agreed to divide the joint venture work between us on a 50%/50% basis and to divide revenues from the joint venture on the basis of 50% for General Dynamics Land Systems and 50% for us.  Whenever practicable, Force Dynamics will act as the prime contractor for joint venture work, and we, along with General Dynamics Land Systems, shall act as the exclusive subcontractors; provided however that Force Dynamics, General Dynamics Land Systems and us intend to give effect to the production plan consistent with the undertaking of the Agreement.

As of March 12, 2007, we have received two contract awards under the MRAP program for vehicles that are to be manufactured by Force Dynamics.  On January 25, 2007, we received a four-vehicle letter contract from the U.S. Marine Corps for testing, production and sustainability for the MRAP vehicle program. Subsequently, on February 14, 2007, we received an additional contract award from the U.S. Marine Corps for 125 vehicles as part of the MRAP vehicle program. The contract award has a total value of approximately $67 million. Under the contract award, Force Dynamics will produce 65 vehicles for Category I and 60 vehicles for Category II of the MRAP program.

PRODUCTION

Our manufacturing process includes production and/or assembly of all critical components of our vehicles as follows:

•                    We utilize proprietary technology to design ballistic and blast protected vehicle capsules that we believe are capable of withstanding the explosive effect of landmines, IEDs and other blast threats encountered in wars, insurgency and urban conflicts.

•                    We integrate commercial American-made automotive drive-trains and other components onto the capsules to produce vehicles that have a high level of commonality with the existing U.S. military fleet and can be repaired and maintained by traditional truck mechanics.

•                  We have also secured sufficient tools and equipment, and have access to a local pool of labor, including many skilled welders and skilled automotive mechanics.

•                  We maintain a dedicated staff of engineers to provide in-house engineering support and utilize various manufacturing approaches to increase efficiency and product quality.

•                  We source steel and other raw materials from various key vendors in the United States and overseas, and secure our automotive components from a variety of U.S. suppliers including:

Caterpillar;

Mack Trucks, a member of the Volvo Group; and

Allison Transmission.

SALES AND MARKETING

Our employees, including senior management and the Vice President of Sales, conduct our primary sales and marketing efforts. Currently our primary sales staff resides in South Carolina and Connecticut, but we also have agreements in place for exclusive marketing agents in strategic foreign countries.

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

RESEARCH AND DEVELOPMENT

In 2006, 2005, and 2004 we spent $3,204,165, $1,657,918 and $1,230,290, respectively, on research and development. None of our research and development costs were funded by our customers.

RAW MATERIALS

We depend on suppliers and subcontractors for raw materials and components. These supply networks can experience price fluctuations and capacity constraints. Raw materials can experience cost growth, which would put pressure on pricing. We have not experienced, and do not foresee, significant difficulties in obtaining the materials, components or supplies necessary for our business operations.

INTELLECTUAL PROPERTY

We are party to two long term intellectual property agreements covering technology used in the production of our ballistic and blast protected vehicles. One agreement is with the CSIR Defencetek, a division of the Council for Scientific and Industrial Research, a statutory council established in accordance with the Laws of the Republic of South Africa. The other is with Mechem, a division of Denel Pty Ltd, a company established in accordance with the Laws of the Republic of South Africa. Under these agreements, we pay a per vehicle fee in exchange for the exclusive transfer to us of the South African technology used in certain of our products.

On September 28, 2006, we extended our period of exclusive cooperation and the payment of vehicle fees to Mechem for an additional five years through September 2011.  Pursuant to the terms of the agreement we will pay Mechem a fee of $1,500 for each Cougar vehicle, or variant thereof, that we deliver, and $5,000 for each Buffalo vehicle, or variant thereof, that we deliver.

PERSONNEL

As of December 31, 2006, we had a total of 658 employees, 612 in the U.S. and 46 located in various foreign countries in support of our vehicles and troops. Employees can be broken down into 396 hourly employees and 262 salaried employees. We are not a party to any collective bargaining agreement. We believe our relations with employees are good.

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

ITEM 1A.        RISK FACTORS

An investment in our common stock is subject to risks and uncertainties. Investors should consider the following factors, in addition to the other information contained or incorporated by reference in this Annual Report on Form 10-K, as well as our other filings with the SEC, before deciding to purchase our securities.

We depend on the U.S. government for a substantial amount of our sales. If we do not find acceptance of our products within the U.S. government, our business may fail.

We serve the defense market and our sales are highly concentrated within the U.S. government. The customer relationship with the U.S. government involves certain risks that are unique such as the ongoing development of high-technology products, price, availability and quality of materials and suppliers.

U.S. defense spending has historically been cyclical. Defense budgets have received their strongest support when perceived threats to national security raise the level of concern over the country’s safety. As these threats subside, spending on the military tends to decrease. Accordingly, while Department of Defense funding has grown rapidly over the past few years, there is no assurance that this trend will continue. Rising budget deficits, the cost of the Global War on Terrorism and increasing costs for domestic programs continue to put pressure on all areas of discretionary spending, which could ultimately impact the defense budget. Wartime support for defense spending could wane if the country’s troop deployments in support of operations in Iraq and Afghanistan are reduced. A decrease in U.S. government defense spending or changes in spending allocation could result in one or more of our programs being reduced, delayed or terminated. Reductions in our existing programs, unless offset by other programs and opportunities, could adversely affect our ability to sustain and grow our future sales and earnings.

U.S. government contracts generally are not fully funded at inception and are subject to termination. If the U.S. government does not order as many vehicles as we anticipate, our business will be adversely affected.

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

Our earning and margins depend on our ability to perform under our contracts and if we do not perform our margins may erode.

Our contracts require management to make various assumptions and projections about the outcome of future events over a period of several years. These projections can include future labor productivity and availability, the nature and complexity of the work to be performed, the cost and availability of materials, the impact of delayed performance, and the timing of product deliveries. If there is a significant change in one or more of these assumptions, circumstances or estimates, or if we are unable to control the costs incurred in performing under these contracts, the profitability of one or more of these contracts may be adversely affected.

If the pricing and availability of subcontractor performance and raw materials change, our profitability may be adversely affected.

We rely on subcontractors and other companies to provide raw materials, major components and subsystems for our products or to perform a portion of the services that we provide to our customers. Occasionally we rely on only one or two sources of supply, which, if disrupted, could have an adverse effect on our ability to meet our commitments to customers. We depend on these subcontractors and vendors to fulfill our contractual obligations in a timely and satisfactory manner in full compliance with customer requirements. If one or more of our subcontractors or suppliers are unable to satisfactorily provide on a timely basis the agreed-upon supplies or perform the agreed-upon services, our ability to perform our obligations as a prime contractor may be adversely affected.

Some of our product components are manufactured in other foreign countries and if any of those become unstable or government regulations change, our costs may increase or we may become unable to source certain parts.

Some of our product components are manufactured in and supplied from other foreign countries. If import tariffs or taxes increase for any reason, our cost of goods would increase. Our financial performance may be affected by changes in political, social and economic environment. The role of the central and local governments in the economy is significant. Policies toward economic liberalization, and laws and policies affecting foreign companies, foreign investment, currency exchange rates and other matters could change, resulting in greater restrictions on our ability to do business with suppliers based in other countries. The government could impose surcharges, increase tax rates, or revoke, terminate or suspend operating licenses without compensating us. Also, other countries, from time to time, experience instances of civil unrest and hostilities. Confrontations have occurred between the military, insurgent forces, and civilians. If for these or any other reason, we lose our ability to sub-contract or manufacture the components to our products, or the cost of doing business increases, our business, financial condition, and results of operations would be materially and adversely affected.

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

We must develop new technologies and maintain a qualified workforce in order to remain competitive.

Virtually all of the products we produce and sell are highly engineered and require sophisticated manufacturing and system integration techniques and capabilities. Government markets in which the company operates are characterized by rapidly changing technologies. The product and program needs of our government customers change and evolve regularly. Accordingly, our future performance in part depends on our ability to identify emerging technological trends, develop and manufacture competitive products, and bring those products to market quickly at cost-effective prices. In addition, because of the highly specialized nature of our business, we must be able to hire and retain the skilled and appropriately qualified personnel necessary to perform the services required by our customers. If we are unable to develop new products that meet customers’ changing needs or successfully attract and retain qualified personnel, future sales and earnings may be adversely affected.

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

Failure to maintain effective internal controls in accordance with section 404 of the Sarbanes-Oxley act could have an adverse effect on our business and stock price.

Section 404 of the Sarbanes-Oxley Act requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal controls over financial reporting in our annual report on Form 10-K. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal controls over financial reporting. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we cannot assure you that we will be able to conclude in the future that we have effective internal controls over financial reporting in accordance with Section 404. If we fail to maintain a system of effective internal controls, it could have an adverse effect on our business and stock price.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

There were no unresolved staff comments outstanding more than 180 days as of December 31, 2006.

ITEM 2.   PROPERTIES.

We currently lease space in three buildings located on a single campus in Ladson, South Carolina for our executive offices and manufacturing facilities, designated Building #1, Building #2 and Building #3.

We use a portion of Building #1 as our executive offices and warehouse.  The term of this office lease is  June 1, 2005 to July 14, 2008, with an option to renew for an additional five years. Annual rent is $119,880 plus utilities, taxes and maintenance. The base rent is subject to an annual escalation at the Consumer Price Index or CPI  rate with a minimum of  3%  and a maximum of  7% per year. We have approximately 7,190 square feet of office space and 9139 square feet of warehouse space pursuant to the Building #1 office lease. The remaining portion of Building #1 is under an industrial lease for additional administration offices, engineering and integrated logistics support or ILS. The term of this lease is January 15, 2006 to July 14, 2008 with no options. The total square footage is 169,767 and the current annual rental is $604,898 plus utilities, taxes and maintenance.

Building #2 has a lease term of  July 15, 2005 to July 14, 2008, with an option to renew for another five years. Annual rent is $439,500 for the first year plus utilities, taxes and maintenance. which will be adjusted by increases to the CPI rate with a minimum of 3% and a maximum of 7% per year.  This building is used principally for manufacturing  and warehousing of production and ILS “aftermarket” parts.

Building #3 has a lease term of three years starting July 15, 2004 with an option to renew for another five years. Annual rent is $258,000 for the first year plus utilities, taxes and maintenance, which will be adjusted by increase to the CPI rate with a minimum of 3% and a maximum of 7% per year. We have 80,096 square feet of space in Building #3 and 6,300 square feet in and adjacent paint and blast building. This building is used principally for manufacturing, manufacturing training  and research and development.

On March 9, 2007, we purchased a blast range of approximately 306 acres in Edgefield County, SC along with the purchase of selected assets and a three (3) year lease of an office building in Edgefield, SC. The intended purpose of this transaction is to continue our research and development activities and to provide for the continued use of the blast range as a Federal ATF and South Carolina State licensed and pre-qualified Department of Defense Explosive Test facility for Force Protection Industries, and selected Government/commercial clients

         We have begun excavation in the Ladson complex for a new 90,500 square feet facility warehouse that includes an  8,000 square feet carpentry shop and 8,500 square feet for offices.   This new warehouse is being designed to improve material handling efficiencies to support increased production volumes planned.  This new facility will allow the redeployment of the current warehousing in Building #2 into additional manufacturing space for planned volume increases.

         We are in the process of acquiring a new 60,000 square feet facility in Summerville, S.C. for the intended purpose of expanding research and development operations and to facilitate increased customer training requirements of products and applications.   We intend to move the existing research and development operations housed in Building #3  to this new facility. We also intend for the current research and development space in Building # 3 to be redeployed into additional manufacturing space.

         We have entered into a non-binding letter of intent  to lease 120,000 square feet of an existing 422,000 square feet manufacturing facility located on approximately 90 acres in Florence, SC.  The agreement also provides for a surviving Right of First Refusal to match the terms of any offers received for the 302,000 square feet balance of the facility.  We intend for this property to provide for additional manufacturing space for future planned products.

ITEM 3.                    LEGAL PROCEEDINGS.

We may be involved from time to time in ordinary litigation that will not have a material effect on our operations or finances.  We are not aware of any pending or threatened litigation against the company or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to security holders during the quarter ended December 31, 2006.

PART II

ITEM 5.                    MARKET FOR  REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET FOR OUR COMMON STOCK

Our common stock began trading on the OTC Bulletin Board on December 29, 1998 under the symbol “SJET.OB” and subsequently changed to “FRPT.OB”. We list our common stock on the NASDAQ Stock Market effective January 18, 2007 with the same ticker symbol. Bid and ask quotations for our common shares are routinely submitted by registered broker dealers who are members of the National Association of Securities Dealers on the NASD. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The following table shows, for the periods indicated, the high and low closing sales prices per share of our common stock.

	High	Low
	Restated for reverse split*
2005
First Quarter	$3.60	$1.75
Second Quarter	$2.30	$1.28
Third Quarter	$1.80	$1.28
Fourth Quarter	$1.39	$0.69

2006
First Quarter	$2.21	$0.72
Second Quarter	$6.40	$1.89
Third Quarter	$9.26	$5.44
Fourth Quarter	$17.80	$6.80

*                    Effective February 4, 2005, we affected a reverse split of our common stock in the ratio of 12 pre-split shares for every 1 post-split share (12:1).

SHAREHOLDERS

As of December 31, 2006, there were 283 shareholders of record of our common stock.

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

On January 21, 2005, we issued 15,800 shares of Series D 6% Convertible Preferred stock. The Series D Certificate of Designation provides for the payment of a dividend at the rate of 6% per annum for so long as the Series D shares are outstanding. Dividend payments are semi-annual due March 1 and September 1 and are payable in cash or shares of common stock. On March 1, 2006, we made a cash dividend payment of $377, 554 and on September 1, 2006, we made a cash dividend payment of $159, 386. All Series D 6% Convertible Preferred Stock converted to common shares by December 31, 2006 resulting in no further dividends being paid.

RECENT SALES OF UNREGISTERED SECURITIES

 The following are our issuances of unregistered securities for the quarter ending December 31, 2006.

On October 12, 2006, we issued 22,960 shares of our common stock  for compensation of our board of directors. The shares issued were valued at $184,056.

On December 20, 2006, we completed a private placement of 13,000,000 shares of our common stock to institutional investors at $11.75 per share, resulting in gross proceeds of $152,750,000.  The proceeds, net of commissions, were $146,640,261.

With respect to the sales of our common stock described above, we relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the shares. The shares were sold to accredited investors. The shares were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by us.

FIVE-YEAR FINANCIAL PERFORMANCE GRAPH: 2002-2006

Comparison of five-year cumulative return among FPI, S&P 500 and Dow Jones Industrial Average

The annual changes for the five-year period shown in the graph on this page are based on the assumption that $100 had been invested in FPI stock, the Standard & Poor’s 500 Stock Index and the Dow Jones Industrial Average on December 31, 2001, and that all quarterly dividends were reinvested at the average of the closing stock prices at the beginning and end of the quarter. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on December 31, 2006.

	2001	2002	2003	2004	2005	2006
FPI	$100	$171	$93	$391	$87	$2,140
S&P 500	100	78	100	111	117	135
DJIA	100	85	109	115	117	139

ITEM 6.                    SELECTED FINANCIAL DATA.

	2006	2005	2004	2003	2002
		Restated	Restated	Restated
Results of Operations
Net Sales	$196,017,446	$49,712,829	$10,272,757	$6,247,285	$2,606,634
Income (loss) from continuing operations	5,870,452	(13,458,599)	(11,953,803)	(5,155,690)	(5,373,377)
Extraordinary (loss)	—	—	—	(2,932,179)	—
Deferred tax benefit	12,326,491	—	—	—	—
Net Gain/(Loss)	18,196,943	(13,458,599)	(11,953,803)	(8,087,869)	(5,373,377)
Per Common Share
Earnings (Loss) from continuing operations
Basic	0.40	(0.40)	(0.62))	(0.99)	(1.58)
Assuming dilution	0.39	(0.40)	(0.62)	(0.99)	(1.05)
Common Stock Dividends	0.00	0.00	0.00	0.00	0.00
Financial Position at Year-End
Property plant and equipment, net	8,963,901	2,138,703	1,036,994	309,068	336,523
Total assets	274,391,312	39,776,535	13,627,196	1,620,114	2,615,451
Total debt	239,620	7,500,000	4,471,707	745,584	549,486
Shareholders’ Equity	217,854,807	1,459,600	2,558,483	(305,595))	803,450

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements, including, without limitation, statements concerning possible or assumed future results of operations and those preceded by, followed by or that include the words “believes,” “could,” “expects,” “intends,” “anticipates,” or similar expressions. Our actual results could differ materially from these anticipated in the forward-looking statements for many reasons including our ability to raise capital when necessary; availability of parts and raw materials for our products; continued customer acceptance of our products; on-going success of our research and development efforts and other risks described elsewhere in this report and in our other filings with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

ITEM 7.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

EXPLANATORY NOTE

We will be filing an amendment to our Annual Report on Form 10-K for the year ended December 31, 2005 to amend and restate financial statements and other information for the years 2005, 2004 and 2003.  The restatement adjusts our accounting for preferred stock and warrants issued to investors, accounting for stock-based compensation to employees and non-employees and accounting for rent expense on a straight-line basis. The financial information included in this 10-K referring to prior years ended December 31, 2005, 2004 and 2003 includes each accounting restatement. Given that we are still in the process of finalizing the restatement with the SEC, there is the potential the restated numbers may change pending  final resolution. We believe that the restatement did not have any material impact on our 2006 financial results.

The items identified by us relate to the valuation method used to account for certain equity issuances which did not properly include a full analysis of the embedded conversion feature associated with such issuances as required under EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, or which were otherwise incorrectly valued. As a result, a number of shares of our stock issued as compensation to certain executives and other third parties and recorded as general and administrative compensation expense appear to have been valued at less than fair value.

          We believe this issue is limited to a small number of equity issuances made during 2003, 2004 and 2005, with a total combined value of not more than an additional cumulative net loss of approximately $3.75 million for the years 2003 and 2004, and an approximate realized gain in the range of $2 to $4 million in 2005. We believe that the restatement will not materially impact our 2006 financial results. Our management and audit committee has discussed the subject matter giving rise to this conclusion with Jaspers + Hall, PC, its independent accounting firm for the fiscal year ended December 31, 2005. (Refer to Note 1 to the Consolidated Financial Statements of this 10-K for additional detail)

RESULTS OF OPERATIONS

Consolidated Statement of Operations

	2006	2005	Difference	% Change
		Restated
Revenues	$196,017,446	$49,712,829	$146,304,617	294.30%
Cost of Sales	158,994,626	46,428,615	112,566,011	242.45%
Gross Profit	37,022,820	3,284,214	33,738,606	1027.29%
Gross Profit.%	19%	7%
G&A Expense	27,183,093	16,310,336	10,872,757	66.66%
R&D Expense	3,204,165	1,657,918	1,546,247	93.26%
Total G&A	30,387,258	17,968,254	12,419,004	69.11%
Operating Profit (Loss)	6,635,562	(14,684,040)	21,319,602	145.19%
Other Income/(Expense)	963,390	102,941	860,449	835.87%
Interest Expense	(1,728,500)	(1,708,291)	(13,759)
Realized gain on derivative liability	—	2,830,791	(2,830,791)	100.00%
Pretax Income (Loss)	5,870,452	(13,458,599)	19,329,051	143.61%
Deferred tax benefit	12,326,491	—	12,326,491	n/a
Net Income (Loss)	18,196,943	(13,458,599)	31,655,542	235.21%

Revenue: Force Protections’ net sales grew 294%, over 2005 to $196.0 million. The increase was a result of strong demand for blast protected vehicles, increased ability to meet this demand and acceptance of our vehicles by  customers. Net sales increased 384% in 2005 over 2004, reaching $49.7 million. This sales growth came from increased volume of vehicle production and acceptance U.S. defense customer as well as increase spare parts revenue.

Cost of Sales: Cost of sales for the twelve months ended December 31, 2006 was $159.0 million, an increase of 242% percent over 2005 as a result of the increased demand and acceptance of our vehicles. Cost of sales increased 312 % to $ 46.4 million in 2005 from 2004 due to the increased activity of vehicle production and the corresponding increased direct and indirect labor and material costs associated with the companies manufacturing activities and the recording of a warranty provision. Cost of sales as a percentage of net sales was  81% in 2006, 93% in 2005 and 110% in 2004. This improvement in our gross profit is the result in part of increasing efficiency of our manufacturing operations.  As we continue to expand our production capacity, we expect to achieve increased cost efficiency from volume purchasing, improvements in our manufacturing process and all the allocation of indirect costs across a broader production base, resulting in a projected decrease in the cost of sales as a percentage of gross revenue.

General and Administrative Expenses: General and administrative expenses as a percentage of sales were 15.5% percent in 2006 compared with 36.1 % in 2005 and 105.6% in 2004. General and administrative was $30.4 million in 2006, $18.0 million in 2005 and $ 10.8 million in 2004. Even though we expect our General and Administrative expenses to increase as we continue to expand our production capabilities, it is expected to decrease as a percentage of Net Sales as we achieve greater efficiencies in our operations.

Net Income(Loss): Net income for 2006 was $18.2 million as compared to net losses of $13.5 million in 2005 and $12.0 million in 2004. The net gain is due to increasing efficiencies and our higher production volumes.

LIQUIDITY AND CAPITAL RESOURCES

Current Liquidity:   For the twelve month period ending December 31, 2006, we had a starting cash balance of $1.2 million and an ending cash balance of $156.3 million representing a net increase in our cash position for such period of $155.1 million. During this period we incurred negative cash flows from operations of $26.5 million due to the increases in accounts receivables and inventories from increased production and manufacturing activities as well as spending associated with our substantial infra-structure expansion to support our increased production capacity. To meet our cash needs during this period, we raised a net total of $189.2 million through various financing activities, including $185.8 million from the sale of  21,277,700 shares of our Common Stock.

Future Liquidity:   During the twelve month period ending December 31, 2006, we experienced negative cash flows from operations of $26.5 million and needed to rely on outside sources of working capital to meet our cash flow requirements. During the upcoming period ending December 31, 2007, we expect the infra-structure expenses we have incurred in connection with our production ramp-up may remain constant to provide for further production and manufacturing capabilities to ensure delivery of expected orders in conjunction, we expect to experience positive cash flow from operations as we increase the volume of vehicle production.

Uncertainties:   The amount of working capital that we will require depends on several factors, including without limitation, the extent and timing of sales of our products, future inventory costs, the timing and costs associated with the expansion of our manufacturing, development, engineering and customer support capabilities, the timing and cost of our product development and enhancement activities and our operating results. The realization of a major portion of the assets shown on our balance sheet is dependent upon the success of such future operations. During 2007, we expect to be able to generate cash flows from operations sufficient to satisfy our cash requirements, but if we are unable to do so, we may need to consider outside sources of financing.

BACKLOG

         On June 2, 2006, we announced that on May 31, 2006 the U.S. Army Tank-Automotive and Armaments Command or TACOM awarded BAE Systems Land & Armaments L.P. of York, PA  a delivery order in the amount of $180,503,000 as part of a $445,439,000 firm-fixed-price contract for the production and delivery of 378 Iraqi Light Armored Vehicles or ILAV to be delivered to the Iraqi National Army. We have an agreement with BAE pursuant to which we will license to BAE the use of our Cougar vehicle as the basis for the ILAV design, and will act as BAE’s principal subcontractor to provide the manpower and other resources needed to produce 50% of the vehicles in Ladson, South Carolina. Pursuant to the terms of the agreement, we will receive a license fee of $8,027 for each ILAV vehicle manufacture by BAE under the ILAV contract. We will also provide 100% of the after sales service and support required under the TACOM agreement. As of December 31, 2006, we have delivered 55 ILAV vehicles with a backlog of 102 to be produced and delivered in 2007

       On May 4, 2006, we announced that the U.S. Marine Corps awarded us a contract for 79 Cougar Joint EOD Rapid Response Vehicles or JERRV. As of December 31, 2006, we delivered 71 of these vehicles leaving a backlog of 8 JERRVs to be produced and delivered in 2007.

          On August 11, 2006, we announced that we had been awarded a contract by the British Ministry of Defense for more than 85 Cougar explosive ordnance disposal vehicles, also known as Mastiff Protected Patrol Vehicles or Mastiff PPV. The contract also includes associated spares, technical manuals, and field service support.  The contract, administered through the U.S. Marine Corps System Command  is subject to price definitization. As of December 31, 2006, we delivered 30 of the Mastiffs leaving a backlog of 55 vehicles.

          On November 10, 2006, we announced that we had signed a U.S. Marine Corps contract for approximately 200 Cougar Joint EOD Rapid Response vehicles, 80 Buffalo mine-protected clearance vehicles, parts and services. The contract, which will be administered by the Marine Corps Systems Command, is worth an estimated $214,124,450 subject to contract definitization. As of December 31, 2006, our backlog for this contract was 200 Cougar JERRVs and 59 Buffalo MPCVs.

The total vehicle backlog across all programs as of December 31, 2006 was 369 vehicles:

•                  Buffalo: 59 vehicles (15-US Army; 44-USMC)

•                  Cougar JERRV: 8 vehicles

•                  Cougar MRAP: 200 Cougars.

•                  ILAVs: 102 vehicles

•                  Mastiff (British MOD): 55 vehicles

Supplemental awards:

           On January 15, 2007, the U.S. Marine Corps awarded a firm fixed price contract for 15 Cougar Joint EOD Rapid Response Vehicles (JERRV).  The value of this contract is approximately $9.4 million.

          On January 26, 2007, the U.S. Marine Corps awarded us an Indefinite Delivery, Indefinite Quantity or IDIQ contract for the Mine Resistant Ambush Protected or MRAP program.  This contract allows the U.S. Marine Corps to place delivery orders for up to 4,100 MRAP vehicles per ordering year for 5 years for a total possible vehicle quantity of 20,500.  On January 26, 2007, the U.S. Marine Corps issued a delivery order for 4 MRAP vehicles to be used in survivability and mobility testing as part of the program.  On February 14, 2007, the Marine Corps issued a second delivery order for 125 MRAP production vehicles.  The total value of these delivery orders is $74,636,994.

           On February 20, 2007, the Mastiff contract was modified to add 22 additional Mastiffs increasing the total Mastiffs to be delivered to 108 vehicles.

TRENDS, RISKS AND UNCERTAINTIES

The results of our operations for the period ended December 31, 2006 reflect the costs associated with our  extraordinary growth, as we continue to evolve into a full scale manufacturing facility. At the same time we were working to complete the 2006 backlog, we also undertook the work necessary to increase our production capacity to meet the expected demand for our vehicles for potential follow-on orders. This included substantial vehicle and automotive engineering work, manufacturing engineering development, hiring and training workforce and the expansion of our manufacturing and administrative facilities. While the 2006 contracts reflects a broader, growing demand for our vehicles, we continue to face the challenge of expanding our manufacturing capacity to fully exploit this opportunity. During 2006 we have moved aggressively to meet this challenge by expanding our facilities, improving our operating systems and refining our manufacturing processes. These activities have required a significant commitment of short term resources, but we expect the long term benefits will be substantial.

We recognize there are risks associated with our on-going expansion activities. We continue to rely upon the U.S. Army and the U.S. Marine Corps for our sales, and if either customer elected not to issue further orders to us it would have a dramatic impact upon our financial performance. In addition, if we are delayed in meeting the delivery schedule under contracts, we may be obligated to pay liquidated damages for any delayed vehicle, and in the event of any substantial failure to perform, the customer could cancel the contract and/or claim additional damages. Payment of liquidated damages could negatively impact our future liquidity, and since we are incurring significant costs associated with our expansion program based on the expectation of future contract revenues, loss of contracts would have a dramatic impact on both our liquidity and our financial performance. We currently do not have any reason to expect that our customers will choose to stop buying our vehicles or that any significant contracts will be cancelled.

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

SUMMARY OF CRITICAL ACCOUNTING POLICIES

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

Leasehold improvements	2 to 5 years
Furniture and fixtures	3 years
Machinery and equipment	7 years
Tooling and molds	7 years
Vehicles	5 years

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

Revenue Recognition: Our revenue is derived principally from the sale of our vehicles and associated spare parts and training services. Revenue from product sales and spare part sales, net of an allowance for contractual adjustments, is recognized when the products or spare parts are delivered to and “formally” accepted by the customer. We define “formal acceptance” as taking place when a representative of the United States Government signs the United States Form DD250 entitled “Material Inspection and Receiving Report” which under the Federal Acquisition Regulations signifies contractual inspection and acceptance of the work performed by the contractor.  It also acts as the contractual invoice creating payment liability on the United States Government.  In accordance with standard industry practice, there is a representative from the United States Defense Contractor Manufacturing Agency, DCMA, acting as a contractual representative of the United States Government present at our facilities.  This DCMA representative inspects each vehicle as it is delivered by us and upon confirmation of the vehicle’s conformity with the contractual specifications the inspector signs the Form DD250 and formally accepts delivery of the vehicle. We only recognize revenues arising from its U.S. Government contracts upon execution of the Form DD250 by the DCMA inspector. Under some of our U.S. Government contracts, we receive performance based payments based on completion of specific milestones stipulated under the contract (for example, delivery of raw material to our Ladson facility). These payments are recorded as “deferred revenue” and carried on our balance sheet until the final delivery of the products and formal acceptance by the U.S. Government pursuant to the Form DD250. Upon acceptance of the products and the execution of the Form DD250, we recognize the full sale price of the product as revenue.

            Revenues from services provided are recorded in accordance with specific contractual terms.  Services have historically consisted of us providing on-site personnel on an as-needed basis in a timely manner, and have generally been provided in foreign locations.

            We negotiate contracts with our customers that may include revenue arrangements with multiple deliverables, as outlined by Emerging Issues Task Force No. 00-21 (EITF 00-21).  Our accounting policies are defined such that each deliverable under a contract is accounted for separately.  Historically, we have negotiated and signed contracts with our customers that outline the contract amount and specific terms and conditions associated with each deliverable.

Concentration: Our future operations and continued expansion are subject to a significant concentration risk.  For the year 2006 and 2005, our revenues from military units of the U.S. Government accounted for 84% and 96% of total revenues, respectively.  Our accounts receivable from military units of the U.S. Government for 2006 and 2005 amounted to 81% and 60%, of total accounts receivable, respectively

Accounts Receivable and “Definitization”: A majority of our contracts are with the United States Government and as such they are “public sector” contracts subject to the Federal Acquisition Regulations set out at Title 41 of the United States Code, and may result either from competitive bidding or may be awarded as “sole source” contracts “subject to definitization” as provided under FAR Section 252.217-7027. Following the award of a sole source contract, a central component of the definitization process is the negotiation and finalization of the contract price between the contractor and the United States contracting officer.  As part of this process, the parties make a mutual determination of the direct material and labor costs for the work based upon the bill of materials and other purchasing information and then the parties mutually agree upon “rates” for the indirect labor costs and the general and administrative costs and upon  a “fee” (or profit).  While the direct material costs and labor can be established through objective evidence, the “rates” and fee are more subjective and are based upon an analysis of multiple factors including historical performance data and projected operational factors.  The contractor has the right to submit proposed rates and fee, but these are subject to final review and approval by the contracting officer, who may insist on using alternate rates and fee.  As provided in section 252.217-7027(c):

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

Dividend Policy: We have never declared or paid a cash dividend on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination to pay cash dividends on our common stock will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, restrictions contained in our agreements and other factors which our board of directors deems relevant. Under the terms of the Certificate of Designation for our Series D Convertible Preferred stock, we are obligated to pay a 6% dividend in cash or shares of common stock on the outstanding shares of Series D stock.  Such dividend is due and payable on March 1 and September 1 each year. As of December 31, 2006, there are no outstanding Series D shares and we have no further obligation to make such dividend payments.

Off-Balance Sheet Arrangements: As of December 31, 2006, other than operating leases, the company had no off-balance sheet arrangements.  (Refer to Footnote 7 of the Financial Statements included in this 10-K)

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Force Protection, Inc.

We have audited the accompanying consolidated balance sheets of Force Protection, Inc. and subsidiary as of December 31, 2006, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Force Protection Inc., and subsidiary as of December 31, 2006, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Force Protection Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2007 expressed an unqualified opinion thereon.

/s/ Jaspers + Hall, PC

Denver, Colorado

March 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Force Protection, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Force Protection Inc. and subsidiary maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Force Protection Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Force Protection Inc. and subsidiary maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Force Protection Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Force Protection Inc. and subsidiary as of December 31, 2006, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 2, 2007, expressed an unqualified opinion thereon.

/s/ Jaspers + Hall, PC

Denver, Colorado

March 2, 2007

FORCE PROTECTION INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
		Restated	Restated
Net Sales	$196,017,446	$49,712,829	$10,272,757
Cost of sales	158,994,626	46,428,615	11,266,998
Gross Profit	37,022,820	3,284,214	(994,241)

General and administrative expense	27,183,093	16,310,336	9,614,052
R & D expense	3,204,165	1,657,918	1,230,290

Operating Profit (Loss)	6,635,562	(14,684,040)	(11,838,583)

Other income	963,390	102,941	569,760
Interest expense	(1,728,500)	(1,708,291)	(684,980)
Realized gain on derivative liability	—	2,830,791	—

Earnings (Loss) from Operations	5,870,452	(13,458,599
	(11,953,803)

Deferred Tax Benefit	12,326,491	—	—

Net Earnings (Loss)	$18,196,943	$(13,458,599)	$(11,953,803)

Basic earnings (loss) per common share before extraordinary item	$0.40	$(0.42)	$(0.62)

Diluted earnings (loss) per common share before extraordinary item	$0.39	$(0.42)	$(0.62)

Weighted-average shares used to compute:
Basic earnings (loss) per share	44,786,083	33,926,573	19,357,939
Diluted earnings(loss) per share	46,435,552	33,926,573	19,357,939

FORCE PROTECTION INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006, 2005 and 2004

	2006	2005	2004
		Restated	Restated
ASSETS
Current Assets:
Cash	$156,319,004	$1,217,509	$2,264,406
Accounts receivable, net of allowance for contractual adjustments of $6,068,087 for 2006, $1,018,051 for 2005, and $0 for 2004	36,011,568	3,666,358	1,053,973
Inventories	60,396,297	32,486,776	9,029,913
Other current assets	374,051	267,189	241,910
Current Portion of Deferred Taxes	9,562,500	—	—
Total current assets	262,663,420	37,637,832	12,590,202
Investment in Challenger Powerboats Inc, net of valuation allowance	—	—	—
Long Term Portion of Deferred Taxes	2,763,991	—	—
Property Plant and equipment, net	8,963,901	2,138,703	1,036,994
Total Assets	$274,391,312	$39,776,535	$13,627,196

LIABILITIES & SHAREHOLDERS’ EQUITY
LIABILITIES
Current Liabilities:
Accounts payable	$38,653,813	$14,688,855	$1,867,363
Other accrued liabilities	2,968,859	1,843,097	1,354,466
Contract liabilities	1,850,000	1,686,062	729,461
Loans payable	—	7,500,000	360,975
Line of Credit	—	—	4,000,000
Current portion of long term liabilities	71,685	—	—
Deferred revenue	12,824,211	12,598,921	2,645,716
Total Current Liabilities	56,368,568	38,316,935	10,957,981

Long-term debt:
Other long term liabilities	167,937	—	110,732
Total Liabilities	56,536,505	38,316,935	11,068,713

Commitment and Contingencies (See Note 7)

SHAREHOLDERS’ EQUITY
Preferred stock: $0.001 par value, authorized: 10,000,000 shares	—	—	—
Preferred stock series B, $0.001 par value, authorized: 25 shares issued and outstanding 0, 0, 19.5 shares; for the years 2006, 2005 and 2004 respectively;	—	—	—
Preferred stock series C, $0.001 par value, authorized: 150 shares, issued and outstanding 0,0,0 shares; for the years 2006, 2005 and 2004 respectively;	—	—	—
Preferred stock series D, $0.001	—
par value, authorized: 20,000 shares, issued and outstanding:
0,13,004, 0 shares; for the years 2006, 2005 and 2004 respectively;	—	13	—
Common stock, $0.001 par value, authorized: 300,000,000, issued and outstanding: 66,762, 566, 36,114,216, 19,357,938 shares; for the years 2006, 2005 and 2004	66,763	36,114	19,357
Warrants	—	5,780,953	2,843,874
Shares to be issued	31	—	—
Beneficial Conversion Feature	—	—	19,338,330
Additional Paid-in Capital	249,320,540	46,248,107	35,633,491
Accumulated deficit	(31,532,528)	(50,605,587)	(55,276,569)
Total Shareholders’ Equity	217,854,807	1,459,600	2,558,483
Total Liabilities and Shareholders’ Equity	$274,391,312	$39,776,535	$13,627,196

Force Protection Inc - Stockholders' Equity
December 31, 2005

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock			Shares to		Additional Paid - in	Accumulated
	Shares	Par $.001	Shares	Par $.001	Shares	Par $.001	Shares	Par $.001	Warrants	be issued	BCF	Capital	Deficit	Total
Balance, December 31, 2003	10.0	—	132.0	—	0.0	—	10,190,019	10,190	5,011,303		282,890	18,657,348	(24,267,326)	(305,595)
Issuance of common stock for cash	0.0		0.0		0.0		2,973,598	2,974				7,207,724		7,210,698
Issuance of common stock for services-Third Parties	0.0	—	0.0	—	0.0	—	41,667	42				79,958	—	80,000
Issuance of common stock for Compensation-Directors & Employees	0.0	—	0.0	—	0.0		616,680	617				2,136,182		2,136,799
Issuance of common stock for cash (Warrant net change))	0.0		0.0	—	0.0		2,604,832	2,605	(2,167,429)			6,082,075		3,917,251
Conversion of preferred stock to common stock	(1.0)		(80.0)	—	0.0		2,931,142	2,931				(2,931)	—	0
Conversion between preferred Series B and Series C	10.5		(105.0)	—	0.0		—	—				—	—	0
Change in Benficial Conversion Feature	0.0		0.0	—	0.0						19,055,440		(19,055,440)	(0)
Issuance of Preferred Stock for Cash	0.0		1.0	—	0.0		—	—			—	10,000	—	10,000
Issuance of preferred stock for compensation	0.0		38.0	—	0.0		—	—			—	1,323,135	—	1,323,135
Issuance of preferred stock for conversion of debt	0.0		20.0		0.0		—	—			—	200,000	—	200,000
Rescinded and Redemption of preferred stock	0.0		(6.0)		0.0		—	—	—		—	(60,000)	—	(60,000)
Net loss	—		—		—		—	—				—	(11,953,803)	(11,953,803)
Balance, December 31, 2004	19.5	—	0.0	—	0.0	—	19,357,938	19,357	2,843,874	—	19,338,330	35,633,491	(55,276,570)	2,558,483
Issuance of common stock for cash	—	—	—	—	—	—	185,321	185	—			513,806	—	513,991
Issuance of common stock for compensation	—	—	—	—	—	—	51,616	52	—			125,357	—	125,408
Issuance of common stock for settlement agreements	—	—	—	—	—	—	53,467	53	—			144,842	—	144,896
Issuance of common stock for interest	—	—	—	—	—	—	14,876	15	—			20,626	—	20,640
Issuance of Common Stock to round up post split shares	—	—	—	—	—		3,079	3	—			6,075	—	6,078
Issuance of common stock for cash—warrants	—	—	—	—	—	—	114,376	114	(122,903)			334,418	—	211,630
Warrant issued for Series D placement	—	—	—	—	—	—			200,071			(200,071)		0
Conversion of Series Series D preferred stock to common stock	—	—	—	—	(2,796)	(3)	1,331,429	1,331	—			(1,328)		0
Reclassification of Series D Warrants from Liability	—	—	—	—	—	—			5,173,409					5,173,409
Issuance of Common Stock as Series D dividend shares	—	—	—	—	—	—	281,697	282	—			429,937	(430,219)	(0)
Cash Dividends for Series D	—	—	—	—	—	—							(871,201)	(871,201)
Issuance of preferred stock for cash—Series D	0.0	—	0.0	—	15,800	16	—	—	—			7,301,749	—	7,301,765
Conversion of Series B preferred stock to common stock	(19.5)	—	0.0	—	0.0	—	14,803,750	14,804	—			(14,804)	—	0
Benficial Conversion Feature	0.0	—	0.0	—	0.0	—					(19,338,330)		19,338,330	0
Common Share Grants cancelled	0.0	—	0.0	—	0.0	—	(83,333)	(83)				(589,914)		(589,998)
Warrants—net (expired & issued) not including Series D	0.0	—	0.0	—	0.0	—			(2,313,499)			2,543,925		230,426
Stock based compensation													92,671	92,671
Net loss	—	—	—	—	—	—	—	—	—		—	—	(13,458,599)	(13,458,599)
Balance, December 31, 2005	0	0	0	0	13,004	13	36,114,216	36,114	(5,780,953)	0	0	46,248,107	(50,605,587)	1,459,600
Issuance of common stock for cash (PIPE's)	0.0	—	0.0	—	0.0	—	21,277,700	21,278				185,806,483	—	185,827,761
Issuance of common stock for stock options exercised							1,000	1		4		5,995		6,001
Issuance of common stock for compensation	0.0	—	0.0	—	0.0	—	313,644	315		27		877,148		877,490
Issuance of common stock for settlement agreements	0.0	—	0.0	—	0.0	—	30,000	30				187,470		187,500
Issuance of common stock for dividends on Series D	0.0	—	0.0	—	0.0	—	8,937	9				48,816	(48,825)	(0)
Issuance of Cash for dividends on Series D													(325,684)	(325,684)
Issuance of common stock for cash—warrants							2,824,440	2,824	(5,780,953)			16,152,701		10,374,572
Conversion of Series Series D preferred stock to common stock					(13,004)	(13)	6,192,628	6,193				(6,180)		—
Stock based compensation	—							—					1,250,625	1,250,625
Net earnings (loss)	0	0	0	0	0	0	0						18,196,943	18,196,943
Balance, December 31, 2006	0	$ —	0	$ —	0	$ 0	66,762,566	$ 66,763	$ —	$ 31	$ —	$ 249,320,540	$ (31,532,528)	217,854,807

FORCE PROTECTION INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

(In dollars)

	2006	2005	2004
		Restated	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings (loss) from continuing operations	$18,196,943	$(13,458,599)	$(11,953,803)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	769,454	386,152	207,271
Deferred Tax Benefit	(12,326,491)
Realized gain on derivative liability	—	(2,830,791)	—
Stock issued for services and compensation	676,278	(326,400)	3,749,932
Common stock issued for settlement	187,500	165,536	—
Stock based compensation	1,250,625	92,671	—
Issuance of common stock for interest	48,824

Change in assets and liabilities:
Decrease (increase) in accounts receivable	(32,345,210)	(2,612,385)	(909,041)
Decrease (increase) in inventories	(27,909,521)	(23,456,863)	(8,202,576)
Decrease (increase) in other current assets	(106,862)	(25,279)	(181,910)
Increase (decrease) in accounts payable	23,964,958	12,710,760	1,152,297
Increase (decrease) in other accrued liabilities	724,513	488,630	1,278,966
Increase (decrease) in contract liabilities	163,938	956,601	549,077
Deferred Revenue	225,290	9,953,205	2,436,541
Net cash used in operating activities	(26,479,761)	(17,956,762)	(11,873,246)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(7,596,005)	(1,511,337)	(935,197)
Proceeds from sale of assets	—	155,442	—
Net cash used in investing activities	(7,596,005)	(1,355,895)	(935,197)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Private Placement common stock	185,827,761	—	—
Proceeds from issuance of common stock		731,699	11,127,949
Proceeds from issuance of Series D preferred stock	—	15,305,965	—
Redemption of Preferred Stock	—	—	(60,000)
Conversion of Series D preferred stock	12,602,070	—	—
Preferred Stock Dividends paid	(435,220)	(778,530)	—
Issuance of common stock for cash-warrants	(1,279,199)
Proceeds from (Payments on) loans, net	(7,500,000)	7,139,025	(175,187)
Proceeds from (Payments on) Line of Credit, net	—	(4,000,000)	3,823,039
Proceeds from (Payments on) long term liabilities	—	—	78,271
Payments on Capitalized lease	(38,151)	(132,400)	—
Net cash provided by Financing Activities	189,177,261	18,265,759	14,794,072
Net increase (decrease) in cash	155,101,495	(1,046,897)	1,985,629

CASH—beginning of period	1,217,509	2,264,406	278,777
CASH—end of period	$156,319,004	$1,217,509	$2,264,406

Interest Paid	$1,722,119	$1,010,160	$454,512
Taxes Paid	—	—	—

The accompanying Notes are an integral part of these financial statements.

FORCE PROTECTION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These notes are an integral part of the Company’s financial statements set forth above.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Restated)

2005 and 2004 Restatement

Restatement of Accounting for Preferred Stock and Warrants Issued to Investors

Force Protection, Inc. (the “Company”) will be filing an amendment to its Annual Report on Form 10-K for the year ended December 31, 2005 to amend and restate financial statements and other information for the years 2005 and 2004.  The restatement adjusts the Company’s accounting for preferred stock and warrants issued to investors, accounting for stock-based compensation to employees and non-employees and accounting for rent expense on a straight-line basis. The financial information included in this 10-K referring to prior years ended December 31, 2005 and 2004 includes each accounting restatement.  Given that the company is still in the process of finalizing the restatement with the SEC, there is the potential the restated numbers may change pending  final resolution. The Company believes that the restatement did not have any material impact its 2006 financial results.

The items identified by the Company relate to the valuation method used to account for certain equity issuances which did not properly include a full analysis of the embedded conversion feature associated with such issuances as required under EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently adjustable Conversion Ratios, or which were otherwise incorrectly valued. As a result, a number of shares of the Company’s stock issued as compensation to certain executives and other third parties and recorded as general and administrative compensation expense appear to have been valued at less than fair value.

The Company has reviewed its accounting for Preferred Stock and Warrants Issued to Investors as follows:

•                    Series B and Series C Convertible Preferred Stock are recorded as equity at fair value using the Black Scholes Method at the time of issuance using a one year holding period.

•                    A Beneficial Conversion Feature treated as equity is created when the value received for each issuance is less than the fair value from the Black Scholes calculation.  Changes in conversion rates of Preferred Stock into Common Stock also can create a Beneficial Conversion Feature if the Preferred Stock can be converted into more common shares than at issuance or last amendment.

•                    Series D Mandatory Redeemable Convertible Preferred Stock is recorded at fair value equaling the net cash proceeds from issuance minus the fair value of Warrants issued in conjunction with the Series D Preferred Stock.  Dividends for Series D Preferred Stock were distributed either as Common Stock shares or in cash.

•                    The Warrants issued in conjunction with the Series D Preferred Stock were initially recorded at fair value as a liability as liquidating damages were paid as a result of a late SEC registration of the underlying Common Stock.  The Black-Scholes Method was used to determine the fair value at issuance using a three year holding period.  These Warrants are adjusted each reporting period to the new fair value using the Black Scholes Method until the registration was accepted by the SEC.  At that point, the fair value using the Black Scholes Method was reclassified into Equity.  A realized gain on derivative liability in the amount of $2,830,791 was recorded in 2005 as a result of the change in fair value from issuance to reclassification to equity for these Warrants.

•                    Other warrants are recorded at fair value using the Black Scholes Method.

Restatement of Accounting for Stock-Based Compensation for Services and Compensation.

The Company has reviewed its accounting for stock based compensation issued for services and compensation during 2005, 2004 and 2003 taking into account, were applicable, Financial Accounting Standards Board’s Statement of Financial Accounting Standard No. 123. Stock based compensation issued for services and compensation were valued at the market price at the time of issuance.  As a result of revaluation, a reduction in expense of $222,737 was recorded in 2005 and additional expense of $1,626,663 and $2,946,137 was recorded in 2004 and 2003.

The Company has reviewed the Financial Accounting Standards Board’s Statement of Financial Accounting Standard No. 123(Revised) (“SFAS 123(R)”) and has determined that the Company will adopt SFAS 123(R) as of July1, 2005 Stock option expense of $92,671 was recorded for 2005.

Restatement of Accounting for Operating Lease Commitments

The Company has reviewed the Financial Accounting Standards Board’s Statement of Financial Accounting Standard No. 13 and has determined that in 2005, 2004 and 2003 the Company’s accounting for rent expense was not recorded on a straight-line basis over the term of the Company’s operating lease commitments.  Several of the Company’s operating leases in effect during 2005, 2004 and 2003 included certain terms which provided for several months at the beginning of the lease term whereby rents were not due.  Additionally, rent escalation clauses were included within certain operating leases which previous to this filing had improperly deferred rent expense over the course of the leases.  The Company has calculated the necessary adjustments for 2005, 2004 and 2003 in order to restate its financial statements and record rent expense associated with operating lease commitments for 2005, 2004 and 2003.  Additional rent expense for 2005, 2004 and 2003 was recorded in the amount of $12,039, $79,985 and $44,588, respectively.

In light of the restatement, readers should not rely on previously filed financial statements and other financial information for the years and for each of the quarters in the years 2005, 2004 and 2003.

Effects of Restatement

Effects on Statements of Earnings

	2005	2004	2003

Increase/(decrease) in general and administrative expense	(276,278)	1,701,970	2,766,245

Increase/(decrease) in operating loss	(276,278)	1,701,970	2,766,245

Increase in unrealized gain	2,830,791	—	—

Increase/(decrease) in loss from continuing operations before tax	(3,107,069)	1,701,970	2,766,245

Increase/(decrease) in net loss	(3,107,069)	1,701,970	2,766,245

Effects on Balance Sheet

	2005	2004	2003

Increase in other accrued liability	244,645	124,575	44,589

Decrease in current liabilities	244,645	124,575	44,589

Increase in total liabilities	244,645	124,575	44,589

(Increase)/decrease in beneficial conversion feature	19,338,330	(19,338,330)	(282,890)

Increase in accumulated deficit	1,564,495	23,537,915	2,787,801

Increase/(decrease) in shareholders equity	(224,646)	(124,573)	(44,589)

Nature of the Business

Force Protection, Inc. and its subsidiaries (the “Company”) design, manufacture and market blast and ballistics armored vehicles for sale to military customers.

Principles of Consolidation

The consolidated financial statements include the accounts of Force Protection, Inc., and its two wholly-owned subsidiaries, Force Protection Industries, Inc. and Force Protection Technologies, Inc.  All inter-company balances and transactions are eliminated in consolidation.

General Statement

The Securities and Exchange Commission, or SEC, has issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” or FRR 60, suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statements.

The Company believes the following critical accounting policies and procedures, among others, affect its more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements:

•                    Revenue recognition;

•                    Inventory cost and Associated Reserves; and

•                    Allocation of direct and indirect cost of sales.

Revenue Recognition

The Company’s revenue is derived principally from the sale of its vehicles and associated spare parts and training services. Revenue from product sales and spare part sales, net of an allowance for contractual adjustments, is recognized when the products or spare parts are delivered to and “formally” accepted by the customer. The Company defines “formal acceptance” as taking place when a representative of the United States government signs the United States Form DD250 entitled “Material Inspection and Receiving Report” which under the Federal Acquisition Regulations signifies contractual inspection and acceptance of the work performed by the contractor.  It also acts as the contractual invoice creating payment liability on the United States Government.  In accordance with standard industry practice, there is a representative from the United States Defense Contractor Manufacturing Agency (“DCMA”) acting as a contractual representative of the United States Government present at the Company’s facilities.  This DCMA representative inspects each vehicle as it is delivered by the Company and upon confirmation of the vehicle’s conformity with the contractual specifications the inspector signs the Form DD250 and formally accepts delivery of the vehicle.  The Company only recognizes revenues arising from its U.S. Government contracts upon execution of the Form DD250 by the DCMA inspector. Under some of the Company’s U.S. Government contracts, it receives performance based payments based on completion of specific milestones stipulated under the contract (for example, delivery of raw material to the Company’s Ladson facility). These payments are recorded as “deferred revenue” and carried on the Company’s balance sheet until the final delivery of the products and formal acceptance by the U.S. Government pursuant to the Form DD250. Upon acceptance of the products and the execution of the Form DD250, the Company recognizes the full sale price of the product as revenue.

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

Allowance for Contractual Adjustments

The Company’s contracts with the U.S. Government are negotiated as a “sole source” or “open competition” bid process.  A sole source process is one in which the Company is the sole bidder for the contract.  An open competition could involve various bidders.  Once a bid is accepted, the U.S. Government expects work to commence immediately.  An open competition results in a final agreed-upon contract price which the U.S. Government has agreed to.  A sole source process results in an agreed-upon contract with the U.S. Government, subject to an adjustment process at a later date, termed the “definitization process.”  The definitization process commences upon delivery of a product, whereby the U.S. Government completes a detailed review of the Company’s costs involved in the manufacturing and delivery process.  The U.S. Government and the Company then work to determine an adequate and fair final contract price.  As a result of the potential adjustments related to the definitization process, the Company maintains an allowance for contractual adjustments account.  This account is reviewed on a monthly basis to determine adequate adjustments, if necessary.  The allowance is maintained and deemed adequate based on the analysis of historical data and calculation of pro-rata percentages of current contracts in place, which remain subject to the definitization process.

Historically, the Company has not encountered sales returns.  The Company does not anticipate sales returns in the future.

Research and Development

Research, development, and engineering costs are expensed as incurred, in accordance with SFAS No. 2, Accounting for Research and Development Costs. Research, development, and engineering expenses primarily include payroll and headcount related costs, contractor fees, infrastructure costs, and administrative expenses directly related to research and development support.

Cash Equivalents

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market. The cost is determined under the first-in-first-out  (FIFO) method valuation method.  An allowance for excess or obsolete inventory is maintained by the Company.  The Company determines an appropriate balance in this account based on historical data and specific identification of certain inventory items.

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

Leasehold Improvements	2-5 years
Furniture and fixtures	3 years
Machinery and equipment	7 years
Tooling and molds	7 years
Vehicles	5 years

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. The asset and liability method accounts for deferred income taxes by applying enacted statutory rates in effect for periods in which the difference between the book value and the tax bases of assets and liabilities are scheduled to reverse. The resulting deferred tax asset or liability is adjusted to reflect changes in tax laws or rates. The company records a valuation allowance for any deferred tax allowance that it believes will not be realized.

Stock-Based Compensation

The Company applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25,  Accounting for Stock Issued to Employees , and related Interpretations in accounting for those plans through June 30, 2005.

In December 2004, FASB issued Statement No. 123(R), Share-Based Payment, which establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of equity instruments. Effective on July 1, 2005, SFAS 123(R) the Company adopted SFAS 123(R), which requires the Company to recognize the grant-date fair value of stock options and equity based compensation issued to employees in the statement of operations. The statement also requires that such transactions be accounted for using the fair-value-based method, thereby eliminating use of the intrinsic method of accounting in APB No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued.

Earnings (Loss) per Common Share

The Company utilizes SFAS No. 128, “Earnings per Share” to calculate earnings/loss per share. Basic earnings/loss per share is computed by dividing the earnings/loss available to common stockholders (as the numerator) by the weighted-average number of common shares outstanding (as the denominator). Diluted earnings/loss per share is computed similar to basic earnings/loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional common shares were dilutive. Under SFAS No. 128, if the additional common shares are dilutive, they are not added to the denominator in the calculation. Where there is a loss, the inclusion of additional common shares is anti-dilutive (since the increased number of shares reduces the per share loss available to common stock holders).

Estimates

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

Reclassifications

Certain reclassifications to the Company’s income statement have been made in 2006, 2005, and 2004 in order for the 2006, 2005 and 2004 financial statements to conform to the presentation of these financial statements.  These reclassifications are the restatement of the Research and Development expenses from General and Administrative expenses.

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN No. 48 “Accounting for Uncertainty in Income Taxes  — an interpretation of FASB Statement No. 109. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  FIN No. 48 is effective for Force Protection in the first quarter of fiscal 2007.  The Company is currently assessing the impact that FIN No. 48 will have on the results of its operations, financial position, or cash flows.

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. The Company does not expect the provisions of this consensus to have a material impact on the financial position, results of operations or cash flows.

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

NOTE 2 — CONCENTRATIONS

The Company’s future operations and continued expansion is subject to a significant concentration risk.  During the years ended December 31, 2006, 2005 and 2004, the Company’s revenues from military units of the U.S. Government accounted for 84%, 90% and 97%  of total revenues, respectively.  The Company’s accounts receivable from military units of the U.S. Government at December 31, 2006, 2005 and 2004 amounted to 81%, 60% and 95% of total accounts receivable, respectively.

NOTE 3 — ACCOUNTS RECEIVABLES & “DEFINITIZATION”

The majority of the Company’s contracts are with the United States Government and as such they are “public sector” contracts subject to the Federal Acquisition Regulations set out at Title 41 of the United States Code or “FAR”, and may result either from competitive bidding or may be awarded as “sole source” contracts “subject to definitization” as provided under FAR Section 252.217-7027.

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

Finally, although both parties make an effort to definitize the contract as quickly as possible, the process is time consuming and can take months (or even years) to complete.  During the definitization process the contractor is required to perform the contract work and to make deliveries under the contract before the final contract price has been established.  For this reason, as part of the original letter award, the contractor provides a rough order of magnitude or “ROM”, price to be used for invoicing and accounting purposes pending definitization.

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

Below is a table detailing activity within the allowance for contractual adjustments account for the years ended December 31, 2006, 2005, and 2004 respectively.

	Year Ended	Year Ended	Year Ended
	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2004
Beginning balance	$1,018,051	$—	$—
Additions to allowance	6,317,077	1,018,051	—
Reduction to allowance	(1,267,041)	—	—
Ending balance	$6,068,087	$1,018,051	$—

The Company does not maintain an allowance for doubtful accounts.  The Company’s significant sales for the years ended December 31, 2006, 2005 and 2004 involved contracts signed with the U.S. Government. As of the date of this report all non-direct government year-end receivables have been collected. The Company does not believe an allowance for doubtful accounts is necessary due to the credit-worthiness of the U.S. Government.

Historically, the Company has not encountered sales returns.  The Company does not anticipate sales returns in the future.

NOTE 4 — INVESTMENT IN CHALLENGER POWERBOATS INC.

On June 1, 2003, and modified on September 15, 2003, the Company sold the asset associated with its boat business to Rockwell Power Systems, Inc., which subsequently merged with Xtreme Companies, Inc, now called Challenger Powerboats, Inc., a public company traded on the Over the Counter Bulletin Board. As consideration for the sale, the Company received 1/3 of Challenger Powerboats’ outstanding common stock, which was distributed directly to the Company’s common stock shareholders.  Additionally, the Company was to receive 500 shares of Challenger Powerboats Series A preferred stock.  The Company has been in communications with Challenger Powerboats but has yet to receive these shares.  The Company has elected to account for the investment in Challenger Powerboats’ Series A preferred stock under the cost method and has provided for a full valuation allowance against the fair market value of these shares as of December 31, 2006, 2005 and 2004, respectively.

	2006	2005	2004
Challenger Powerboats, Inc. Series A preferred stock	$—	$—	$—
Valuation Allowance	—	—	—
Net Investment in Challenger Powerboats, Inc	—	—	—

NOTE 5—INVENTORIES

Inventories  at December 31, 2006, 2005 and 2004 consisted of the following:

	2006	2005	2004
Raw materials and supplies	$45,131,126	$15,222,503	$5,268,798
Work in process	17,688,784	17,762,554	3,756,921
Finished Goods	—	—	4,194
Less: Allowance for surplus and obsolete	(2,423,613)	(498,281)	—
Inventories, net	$60,396,297	$32,486,776	$9,029,913

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment at December 31, 2006, 2005 and 2004 consisted of the following:

	2006	2005	2004
Furniture and fixtures	$1,022,984	$227,613	$252,608
Leasehold improvements	1,534,057	59,928	—
Machinery and equipment	6,534,550	2,024,436	983,955
Test Equipment	16,790	16,790	16,790
Manuals	104,797	104,798	104,798
Vehicles	143,464	56,464	10,110
Demo vehicles	1,095,925	425,845	192,530
Less depreciation and amortization	(1,488,666)	(777,171)	(523,797)
Net property and equipment	$8,963,901	$2,138,703	$1,036,994

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $769,454, $386,152 and $207,271 respectively.

NOTE 7—COMMITMENTS AND CONTINGENCIES

Other Accrued Liabilities

The Company’s other accrued liabilities include the following:

	2006	2005	2004
Compensation and benefits	$1,222,143	$1,341,101	$1,195,705
Vehicle Fee Payable	1,139,250	—	—
Liquidated damage settlement	607,466	—	—
Dividends on preferred stock	—	260,080	—
Common Stock shares to be issued	—	212,606	—
Other	—	29,310	158,761
Total	$2,968,859	$1,843,097	$1,354,466

Contract Liabilities

The Company’s sales contracts generally include a warranty such that the Company’s products are free from defects in design, material, and workmanship for a period of 1 year from the acceptance date.  The warranty does not apply to any damage or failure to perform caused by the misuse or abuse of the vehicle, combat damage, fair wear and tear items (brake shoes, track pads, wiper blades, etc.), or by the customer’s failure to perform proper maintenance or service on the supplies.

The Company routinely reviews its exposure for warranty costs and determines warranty and pricing reserves based on historical data and known events. Below is a table detailing the Company’s accruals for warranty-related costs as of December 31, 2006, 2005 and 2004:

	2006	2005	2004
General warranty	$1,850,000	$1,686,062	$228,130
Loss contingency	—	—	501,331
	$1,850,000	$1,686,062	$729,461

Vehicle Fees

The Company is party to a Memorandum of Understanding with Mechem, a division of Denel PTY, a South African company pursuant to which Mechem agreed for a period of five years to work exclusively with the Company and not to cede, dispose or transfer to any third party other than the Company any of its technology, IPR or other proprietary information relating to its armored vehicles systems including, but not limited to, designs, drawings, full technical specifications, test data, hardware and software designs and technologies, supplier’s list, know-how and all and every piece of information and data relevant to such systems. In exchange for such exclusivity the Company agreed to pay Mechem a “vehicle fee,” for every Buffalo, Cougar and Tempest the Company manufactures and sells. The Company is not obligated to pay a vehicle fee in respect of other vehicles it manufactures and sells. On September 13, 2006 the Company executed a new Memorandum of Agreement with Mechem, extending the period of exclusivity for an additional five years, and adding a provision that Mechem would upon request by the Company provide expertise and know-how on a “work for hire” basis to advise, assist and support the Company in its marketing activities. The Company also agreed to make a one time payment of $394,500 to Mechem, representing vehicle fees in respect of Cougar vehicles previously delivered and sold by the Company during 2005 and 2006. The agreement with Mechem expires in September 2011.

The Company is also party to an agreement with CSIR Defencetek (a division of the Council for Scientific and Industrial Research) a statutory council established in accordance with the Laws of the Republic of South Africa, pursuant to which the Company is obligated to pay the CSIR a similar vehicle fee. The agreement with the CSIR expires in March 2007.

The following table is a summary of the vehicle fees to be paid per vehicle:

	Mechem	CSIR
Buffalo	$5,000	$3,000
Cougar	$1,500	$1,500
Tempest	$3,000	$1,500
Cheetah	$0	$0

Table of Contractual Obligations

The following is a table outlining the Company’s actual and projected significant contractual obligations as of December 31, 2006:

	For the Years Ended
	2007	2008	2009	2010	2011	Total
Operating Lease Commitments	$1,624,286	$992,479	$56,609	—	—	$2,673,373
Capital Equipment Note Payments	$92,608	$92,608	$69,456	—	—	$254,672
Mechem—Vehicle Fees(1)	Variable	Variable	Variable	Variable	Variable	Variable
CSIR—Vehicle Fees(2)	Variable	Variable	—	—	—	Variable
Total	$1,716,894	$1,085,087	$126,065	—	—	$2,928,045

(1)          Refer to the Mechem vehicle fee agreement detailed above in Footnote 7, Commitments and Contingencies, “Vehicle Fees.”

(2)          Refer to the CSIR vehicle fee agreement detailed above in Footnote 7, Commitments and Contingencies, “Vehicle Fees.”

Contract Definitization

The Company contracts for the sale of its vehicles to the U.S. Government under fixed price sales contracts, subject to the provisions of the U.S. Federal Acquisition Regulations (“FAR”).  Under FAR 52.216-25, contract awards may be made subject to future “Contract Definitization” pursuant to which the contractor agrees to negotiate with the Government following commencement of the contract work to finalize detailed conditions of the contract, including pricing, scheduling and other applicable requirements.  As part of such negotiations, the contractor is subject to audit by the U.S. Defense Contract Audit Agency (“DCAA”) of its direct material and labor costs, manufacturing overhead and margin. Based on such audit and the negotiations with the Government, the final “definitized” contract price may be less than the amount originally established (see additional discussions within Footnote 1 and Footnote  3).

Legal Proceedings

During June, 2006, the Company confirmed that two former employees had filed claims under 31 U.S.C. §3730 alleging inter alia that the Company had failed to comply with the terms of the JERRV contract in respect to the allocation and use of the initial contract milestone payment for such “accelerated delivery costs.” On August 23, 2006, the Company agreed to settle with the United States Government and with these former employees all claims relating to or arising under the JERRV contract and the payment of such accelerated delivery costs for a total of $1,905,000 plus interest of $23,000. As of December 31, 2006 the Company has paid $1,297,534 under the terms of such settlement agreement and the Company has established a provision of $607,466 for the remaining liability .

The Company may be involved from time to time in ordinary litigation that will not have a material effect on our operations or finances. Other than the litigation described above, we are not aware of any pending or threatened litigation against the company or our officers and directors in their capacity as such that could have a material impact on our operations or finances

NOTE 8—DEFERRED REVENUE

The Company only recognizes revenue from the sales of its vehicles upon formal acceptance by its customers. However, the Company does receive performance based payments in accordance with agreed milestones under some of its government contracts. The Company records such performance based payments as deferred revenue and carries them on its balance sheet until formal acceptance by the customer. As of December 31, 2006, 2005 and 2004 the Company had $12, 824, 211, $12,598,921 and $2,645,716 respectively as deferred revenue resulting from its contracts with the U.S. Army and the U.S. Marines.

NOTE 9—DEBT

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

In October 2006 the Company acquired capital equipment valued at $234,875 using a note with implied interest of 11.25% from the supplier with a repayment based on usage of materials used with the equipment.  It is expected that based on usage estimates the note payments in 2007, 2008, and 2009 will be $92,608, $92,608 and $69,456 respectively.

NOTE 10—FACTORING OF ACCOUNTS RECEIVABLE

The Company entered into an agreement (the “Factoring Agreement”) with GC Financial Services, Inc. (the “Factor”) on June 29, 2005, pursuant to which the Company agreed to sell accounts receivables under our JERRV Contract (M67854-05-D-5091) in an amount not to exceed $63,000,000. Under the terms of such agreement, the Company received 98.1% of the value of receivables sold to the Factor within 24-48 hours of delivery of the invoice. During June 2006, the Company exceeded the agreed maximum value of receivable to be factored under the Factoring Agreement. On June 22, 2006, the Factoring Agreement was terminated and no further obligation remained between the Company and GC Financial Services, Inc.

The Company entered into an agreement (the “Factoring Agreement”) with GC Financial Services, Inc. (the “Factor”) on June 28, 2004, pursuant to which the Company agreed to sell accounts receivables under our  Buffalo contracts with the U.S. Army. Under the terms of such agreement, the Company receives approximately 98% of the value of receivables sold to the Factor within 24-48 hours of delivery of the invoice. The Factor was granted a security interest in the Company’s assets and retained the right of full recourse against the Company.  The Company terminated such agreement in January 2005.

The Company’s factoring transactions in 2006, 2005 and 2004 are summarized below:

	Year Ended	Year Ended	Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004

Sale of Receivables to Factor	$44,692,632	$17,170,086	$11,895,363
Payments to Factor	(45,482,504)	(16,380,214)	(11,294,319)
Balance at end of period	$—	$789,872	$601,044

Charges by Factor	$849,160	$311,443	$237,907

NOTE 11—STOCKHOLDERS’ EQUITY

The Company was originally incorporated on November 27, 1996 as a Colorado corporation and reincorporated as a Nevada corporation on January 1, 2005.  The Company has the authority to issue 310,000,000 shares, in aggregate, consisting of 300,000,000 shares of common stock and 10,000,000 shares of preferred stock, of which 1,600 have been designated “Series A,” 25 of which have been designated as “Series B,” 150 of which have been designated as “Series C” and 20,000 of which have been designated as “Series D.” At all times through December 31, 2004, the Company stock was all issued at “no par value.” By shareholder’s resolution effective January 1, 2005, all classes of stock were declared to have a par value of $0.001 per share.

The preferred stock has the following characteristics:

Dividends—Each holder of preferred stock shall be entitled to receive dividends in cash, stock or otherwise, if, when and as declared by the Company’s board of directors, with the exception of the preferred stock designated as Series A, which shall not be entitled to receive dividends. However, the Company will not declare or pay a dividend to common stockholders without first declaring and paying a dividend to the preferred shareholders. Each share of Series D Preferred Stock is specifically entitled to 6% cumulative dividends, payable semi-annually in cash or common stock.

Liquidation—In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company, the assets of the Company available for distribution to its stockholders shall be distributed as follows:

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

Conversion—Series A Preferred Stock shall convert into common stock at a rate of $4.00 per share, as adjusted accordingly. Each share of Series B Preferred Stock shall convert into 759,167 shares of common stock. Each share of Series C Preferred Stock shall convert into 75,917 shares of common stock. Each share of Series D Preferred Stock shall convert into common stock at $2.10 per share.

In connection with the private placement sale of the Company’s common stock on January 19, 2005, the Company and the holders of Series B and Series C Preferred Stock agreed to convert all shares of the Series B and Series C Preferred Stock outstanding to shares of the Company’s common stock. As a result, all shares of Series B and Series C Preferred Stock were converted into common effective January 19, 2005. The Series D Preferred Stock issued in connection with the January 19, 2005 private placement remained outstanding following the conversion of the Series B and Series C Preferred Stock. All outstanding shares of the Series D Preferred Stock were converted in full in 2006, and no shares of the Series D Preferred Stock remain outstanding as of December 31, 2006.

On January 18, 2005, the Company’s board of directors, acting pursuant to a resolution of the Company’s shareholders, approved a reverse split of the Company’s stock whereby each 12 shares of common stock outstanding on the date of record, February 4, 2005, would be exchanged for 1 new share of common stock. All references to common stock in the Company’s public filings refer to “post reverse split” shares.

The following disclosures reference accounting guidelines and certain accounting treatments which the Company has used throughout 2006, 2005 and 2004.  The Company considers the following terms and definition significant in ensuring the reader of these financial statements understands the accounting treatments applied by the Company:

•                    The Emerging Issues Task Force (“EITF”) provides accounting guidance and interpretations on emerging issues in business and accounting

•                    Statements on Financial Accounting Standards (“SFAS”) are a primary source of accounting guidance under which many of the Company’s accounting policies are based

•                    Beneficial conversion feature is a topic addressed in EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, EITF 00-19 Accounting  for Derivative Financial Instruments Indexed to, and Potentially Settled in , a Company’ s Own Stock and  EITF 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments, is an accounting term defined in EITF 98-5 that represents a situation in which a convertible security (debt or equity) is convertible into the Company’s common stock at a price which is at a discount to the market, at the time the convertible security is issued.

•                    The Black-Scholes option pricing model (Black-Scholes) is an analytical model used to value an option to purchase a security based on certain market fundamentals such as the volatility of a security, the market for effective interest rates over a period of time and constraints placed on the option to purchase the security such as time horizons or the expiration of the option to purchase the security.  The Company utilizes Black-

Scholes to value stock options issued to employees, preferred stock issued to employees and service providers, preferred stock purchased by investors and warrants issued to investors.

During the year ended December 31, 2006, the Company recorded the following transactions within its stockholders’ equity accounts:

COMMON STOCK TRANSACTIONS

•                    On July 24, 2006, the Company closed a private placement sale and issued 8,250,000 shares of common stock to investors for gross proceeds of $41,250,000. Net proceeds received after expenses were $39,187,500.

•                    On December 28, 2006, the Company closed a private placement sale and issued 13,027,700 shares of common stock to investors for gross proceeds of $152,000,000. Net proceeds received after expenses were $146,640,261.

The following issuances of the Company’s common stock during 2006 were valued by the Company using the Company’s closing bid price of its common stock as quoted on the OTC Bulletin Board market as of the date of the associated contract or the issuance date if no contract existed:

•                    Effective January 1, 2006, the Company’s board of directors granted the Company’s Chief Executive Officer 300,000 shares of the Company’s unregistered common stock valued at $216,000. The shares were fully vested upon issuance.

•                    On April 21, 2006, the board of directors adopted a resolution approving payment of annual compensation to each member of the Company’s board of directors. Each member is to receive annual cash compensation of $24,000. In addition, each member received a guarantee of an annual grant of 15,353 shares of the Company’s unregistered common stock. The shares of the Company’s unregistered common stock are required to be held until the individual’s service as a member of the Company’s board of directors is complete.   The Company awarded 96,149 and issued 69,360 shares of the Company’s common stock to the members of the Company’s board of directors in 2006. A total of 26,789 shares of the Company’s common stock were included in shares to be issued in the stockholders’ equity table as of December 31, 2006 relating to this award.  The value for the 96,149 shares of common stock awarded to the members of the board of directors was recorded as stock based compensation of $445,990.

•                    On June 2, 2006, the Company granted and issued 12,500 shares of its unregistered common stock to a member of the Company’s board of directors, valued at $40,500 as compensation due under a previous employment contract with the Company.  During 2006, the Company granted and issued 165,202 shares of its unregistered common stock valued at $399,688 under various employment agreements.  Included within these issuances were common stock issuances related to certain employee agreements which were modified during 2006.  A total of 233,418 shares of common stock were rescinded as a result of the modifications to employee agreements.  These transactions resulted in a reduction of the total stock-based compensation for 2006 of $224,688.

•                    On August 8, 2006, the Company agreed to issue 30,000 shares of common stock under a settlement agreement with Atlantis Partners, Inc. The shares issued were valued at $187,500.

•                    During 2006, employees exercised stock options to purchase 5,348 shares of the Company’s common stock valued at $6,001.  A total of 4,348 shares of the Company’s common stock were included in shares to be issued in the stockholders’ equity table as of December 31, 2006 related to employee exercised stock options.

•                    The Company adopted SFAS 123R as if July 1, 2005.  Total stock option expense for 2006, which is inclusive of stock grants in 2006 was $1,250,625.

PREFERRED STOCK TRANSACTIONS

Series D Mandatory Convertible Preferred Stock:

•                    During the year ended December 31, 2006, 13,004 shares of Series D Preferred Stock were voluntarily converted to 6,192,628 shares of common stock.  The fully accreted conversion value of these shares of common stock with a conversion price of $2.10 per share was $13,004,519.

•                    During the three month period ended June 30, 2006, 586 shares of common stock were issued in lieu of cash dividends for the holders of Series D Preferred Stock. The shares issued were valued at $2,377 which was 85% of the average of the lowest market value for 3 of the prior 10 trading days.

•                    During the three month period ended September 30, 2006, 8,351 shares of common stock were issued in lieu of cash dividends for the holders of Series D Preferred Stock. The shares issued were valued at $46,448 which was 85% of the average of the lowest market value for 3 of the prior 10 trading days.

WARRANT TRANSACTIONS

•                    During 2006, warrants associated with Series D Preferred Stock were exercised and the Company issued 2,633,333 shares of common stock for gross proceeds of $9,874,999.

•                    During 2006, various warrants were exercised and the Company issued 191,107 shares of common stock for gross proceeds of $499,573.

•                    As of December 31, 2006, all warrants were exercised or expired. No warrants remained outstanding as of December 31, 2006.

SHARES TO BE ISSUED

•                    During the three month period ended December 31, 2006, 26,789 shares of common stock were granted for compensation to the Company’s board of directors.  The shares were valued at $210,408 but were not issued as of December 31, 2006.

During the year ended December 31, 2005, the Company recorded the following transactions within its stockholders’ equity accounts:

COMMON STOCK TRANSACTIONS

In January 2005, the Company issued a total 188,400 shares of the Company’s common stock at an average price of $2.76 per share, generating $520,069 in net proceeds pursuant to the Investment Agreement between the Company and Dutchess Private Equities Fund, L.P., dated January 26, 2004.

The following issuances of the Company’s common stock during 2005 were valued by the Company using the Company’s closing bid price of its common stock as quoted on the OTC Bulletin Board market as of the date of the associated contract or the issuance date if no contract existed.

- 41,666 shares of the Company’s common stock valued at $112,498 were issued to a director, a member of the board of directors, for services rendered to the Company.  An expense of $112,498 was classified as compensation of directors and was recorded in 2005.

- 9,950 shares of the Company’s common stock valued at $12,910, to the Company’s former President, for services rendered to the Company.  An expense of $12,910 was classified as officer compensation and was recorded in 2005.

- The Company issued 53,467 shares of the Company’s common stock pursuant to the terms of the Company’s agreement with certain third parties and were valued at $144,896.  An expense of $144,896 was classified as settlement expense and was recorded in 2005.

- The Company issued 14,876 shares of the Company’s common stock pursuant to the terms of the Company’s agreement with GC Financial Services, Inc. were valued at $20,640.  An expense of $20,640 was classified as interest expense and was recorded in 2005.

- Michael Watts, the Company’s former Chief Executive Office, agreed to rescind 83,333 shares of common stock issued in 2004 valued at $589,998.

A total of 114,376 shares of common stock were issued by the Company for net proceeds of $211,630 in connection with the exercise of warrants issued through a PIPE offering completed on April 10, 2002.

The Company issued a warrant to purchase 65,833 shares of the Company’s common stock on January 19, 2005 to HPC Company.  The warrant was valued at $200,071 using Black Scholes.  The Company recorded a reduction of stockholders’ equity associated with services provided as a placement agent for the Company’s Series D Mandatory Redeemable Convertible Preferred Stock offering, which closed on January 19, 2005.

The Company issued warrants to purchase 150,000 shares of the Company’s common stock that can be exercised for $3.75 per share in a settlement agreement with H.C. Wainwright & Co.  The value as determined by Black Scholes was expensed as settlement expense in the amount of $158,072. The warrants were exercised in 2006.

The Company issued a warrant to purchase 41,667 shares of the Company’s common stock that can be exercised for $3.96 per share in a settlement agreement with Westor Online.  The value as determined by Black Scholes was expensed as settlement expense in the amount of $72,354. The warrants were exercised in 2006.

The Company issued 14,803,750 shares of unregistered common stock resulting for the mandatory conversion on February 8, 2005 of all the outstanding shares of the Company’s Series B Convertible Preferred Stock.  At the time of conversion, the conversion rate for the Series B Convertible Preferred Stock was 2% of fully diluted common stock.  The beneficial conversion feature related to the Series B Convertible Preferred Stock in the amount of $19,338,330 was relieved in full on February 8, 2005.

PREFERRED STOCK TRANSACTIONS

Series D Mandatory Convertible Preferred Stock:

•       On January 19, 2005, the Company issued 15,800 shares of the Company’s Series D Mandatory Redeemable Convertible Preferred Stock for net cash of $15,305,965.  The issuance of the Company’s Series D Mandatory Redeemable Preferred Stock was recorded at $7,301,765 which is the net value of the cash received of $15,305,965 less the fair value of the associated warrants of $8,004,200 which is covered in Footnote 13.

•       On May 23, 2005, 2,796 shares of the Series D Preferred Stock were voluntarily converted into 1,331,429 shares of Common Stock.  The accretion of the 15,800 shares of Series D Preferred Stock recorded up to that date was $847,019. The conversion value of these shares of common stock based on the conversion price of

$2.10 per share was $2,796,001.  The accreted value of the 2,796 Series D Preferred Stock was recorded at a value of $1,442,025.

•       The remaining Series D Preferred Stock was further accreted $1,095,248 from May 24, 2005 to year end.

•       The Series D Preferred Stock pays 6% Cumulative Dividends.  If cash is not available to pay these dividends, the Company may issue Common Stock at 85% of the average of the lowest market value for 3 of the prior 10 trading days.  On March 3, 2005, 57,186 shares of common stock valued at $100,076 were issued as payment of the semi-annual dividend due to the Company’s Series D Convertible Preferred stockholders. On September 1, 2005, 224,511 shares of common stock valued at $330,143 were issued as payment of the semi-annual dividend due to the Company’s Series D Convertible Preferred stockholders. In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates,” the Company records “beneficial conversion feature expense” when and if the Company issues debt or equity instruments which are convertible into shares of the Company’s common stock, at a conversion price which is favorable to the holder of the debt or equity instrument. Valuation of this favorable conversion feature is based on the circumstances of each debt or equity issuance but is generally based on the actual or estimated difference between the fair market value of the underlying common stock less the cost of acquiring the common stock.

During the year ended December 31, 2004, the Company recorded the following transactions within its stockholders’ equity accounts:

COMMON STOCK TRANSACTIONS

The Company closed on a private investment in public equity (“PIPE”) offering on March 23, 2004. The PIPE, sold to numerous accredited investors, consisted of the following:

Common stock issuances, 1,771,874 shares of common stock were issued for $4,252,482 in net proceeds

Issuance of “A” warrants, 1,771,874 warrants to purchase common stock were issued in 2004, with an original exercise price of $1.44 per warrant.  A total of 219,790 shares of common stock were issued by the Company for net proceeds of $316,498, in connection with the exercise of “A” warrants in 2004.  The remaining “A” warrants expired on December 31, 2004.

Issuance of “Green Shoe” warrants, 1,771,874 warrants to purchase common stock were issued in 2004, with an original exercise price of $2.40 per warrant. A total of 607,388 shares of common stock were issued by the Company for net proceeds of $1,457,738, in connection with the exercise of “Green Shoe” warrants in 2004.  The remaining  “Green Shoe” warrants expired on December 31, 2004.

In November and December 2004, the Company issued a total 1,201,724 common shares at an average price of $2.43 per share, generating $2,958,216 in net proceeds pursuant to the Dutchess Equity agreement.

The following issuances of the Company’s common stock during 2004 were valued by the Company using the Company’s closing bid price of its common stock as quoted on the OTC Bulletin Board market as of the date of the associated contract or the issuance date if no contract existed.

- 41,667 shares of the Company’s common stock valued at $80,000 were issued to a third party for services rendered to the Company.  An expense associated with this issuance of $80,000 was recorded in 2004.

- 70,834 shares of the Company’s common stock valued at $127,501 were issued to a member of the board of directors, for services rendered to the Company.  An expense of $127,501 was classified as compensation of directors and was recorded in 2004.

- 91,666 shares of the Company’s common stock valued at $176,000 were issued to a member of the board of directors, for services rendered to the Company.  An expense of $176,000 was classified as compensation of directors and was recorded in 2004.

- 208,334 shares of the Company’s common stock valued at $1,255,001 to the Company’s former Chief Executive Officer, for services rendered to the Company.  An expense of $1,255,001 was classified as officer compensation and was recorded in 2004.

- 124,999 shares of the Company’s common stock valued at $254,999 to the Company’s former Chief Financial Officer, for services rendered to the Company. An expense of $254,999 was classified as officer compensation and was recorded in 2004.

- 41,682 shares of the Company’s common stock valued at $145,052 to an employee, for services rendered to the Company.  An expense of $145,052 was classified as stock-based compensation and was recorded in 2004.

- 79,165 shares of the Company’s common stock valued at $178,246, to various employees for services rendered to the Company.  An expense of $178,246 was classified as stock-based compensation and was recorded in 2004.

A total of 1,777,654 shares of common stock were issued by the Company for net proceeds of $2,143,015 in connection with the exercise of warrants issued through a PIPE offering completed on April 10, 2002.

PREFERRED STOCK TRANSACTIONS

Series B and Series C Convertible Preferred Stock are in the form of shares, and have no conditional or unconditional mandatory redemption provisions obligating the Company in the future other than liquidation or company wind-up provisions. Under SFAS150-Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, the issuances of Series B and Series C Preferred stock have been classified as equity.  The conversion options are not considered derivative liabilities which must be valued at fair value under SFAS 133 or EITF 00-19.  The conversion options are indexed to the Company’s own stock and the host instrument is classified as equity thus meeting the paragraph 11a scope exception under SFAS No. 133 — Accounting for Derivative instruments and hedging activities. The Company determined that there is no intrinsic value of the conversion options for the Series B and Series C Preferred Stock under EITF 00-27.

The Company issued 20 shares of Series C Convertible Preferred Stock in exchange for existing debt in the amount of $200,000.  The Company used Black-Scholes and calculated a beneficial conversion feature value which was greater than the value of the debt converted in the amount of $396,111.

The Company issued 1 share of the Company’s Series C Convertible Preferred Stock for $10,000.  A beneficial conversion feature was calculated using Black-Scholes which was greater than the value of the proceeds in the amount of $23,344.

The Company had 5 Shares of Series C Convertible Preferred Stock voluntarily redeemed for $60,000.  A loss on redemption of $10,000 was recorded.  Additionally, the Company recorded a gain on debt extinguishment related to the recapture of beneficial conversion feature expensed in connection with the issuance of the preferred stock in 2002 of $7,272.

The following issuances of the Company’s preferred stock during 2004 were related to voluntary conversions of both Series B and Series C preferred stock into the Company’s common stock:

- 309,751 shares of the Company’s common stock were issued upon the conversion of 13 shares of Series C Convertible Preferred Stock. The conversion rate at the time of conversion was 0.2% of outstanding common stock.

- 1 share of the Company’s Series B Convertible Preferred Stock was voluntarily converted to 10 Series C Convertible Preferred Stock. The Company used Black Schole and calculated a beneficial conversion feature of $290,462, associated as a result of differences between conversion rates between the two preferred stock classes.

- 854,064 shares of the Company’s common stock were issued upon the voluntary conversion of 34 shares of Series C Convertible Preferred Stock. The conversion rate at the time of conversion was 0.2% of outstanding common stock.

- 1 share of the Company’s Series C Convertible Preferred Stock was voluntarily rescinded.  A gain was recognized in the amount of $83,577 as a result.  The gain was calculated using the Company’s closing bid price of its common stock as quoted on the OTC Bulletin Board market as of the date the shares were rescinded and the number of shares of common stock for which the preferred stock was convertible into.

- 167,050 shares of the Company’s common stock were issued upon the voluntary conversion of 4 shares of Series C Convertible Preferred Stock. The conversion rate at the time of conversion was 0.2% of outstanding common stock.

- 416,667 shares of the Company’s common stock were issued upon the voluntary conversion of 1 share of Series B Convertible Preferred Stock. The conversion rate at the time of conversion was 2% of fully diluted common stock.

-                    14,263 shares of the Company’s common stock were issued upon the voluntary conversion of 1 share of Series C Convertible Preferred Stock. The conversion rate at the time of conversion was 0.2% of outstanding common stock.

The conversion rate for Series C Convertible Preferred Stock changed to 0.2% of fully diluted stock on September 14, 2004. The Company used Black-Scholes to calculate the value of $19,338,330, which represents the beneficial conversion feature for this conversion rate increase for all outstanding Series C Preferred Stock Shares on September 14, 2004.

During October 2004, all outstanding shares of the Company’s Series C Preferred Convertible stock were either mandatory converted to Series B Convertible Preferred stock or into shares of common stock. The conversion rate was 10 shares of Series C Convertible Preferred stock for 1 share of Series B Convertible Preferred Stock or 0.2% of fully diluted common stock.  In total, 115 shares of Series C Convertible Preferred stock were redeemed for 11.5 shares of Series B Convertible Preferred.  1,169,347 shares of common stock were issued for the conversion of the remaining 28 Series C Convertible Preferred Stock.

The Company issued preferred stock shares for services provided as follows:

- 4 shares of the Company’s Series C Convertible Preferred Stock were issued to a member of the board of directors, for services rendered.  The Company used Black-Scholes to determine the value of the shares at $138,324.

- 20 shares of the Company’s Series C Convertible Preferred Stock were issued to the Company’s former Chief Executive Office, for services rendered.  The Company used Black-Scholes to determine the value of the shares at $696,701.

- 4 shares of the Company’s Series C Convertible Preferred Stock were issued to the Company’s former Chief Financial Officer, for services rendered.  The Company used Black-Scholes to determine the value of the shares at $139,717.

- 10 shares of the Company’s Series C Convertible Preferred Stock were issued to a member of the board of directors, for services rendered.  The Company used Black-Scholes to determine the value of the shares at $348,393.

Below is a table depicting the valuation attributes used in Black-Scholes calculations related to the Series C Preferred Stock issued in 2004:

Series C Preferred Stock Valuation Information for the Year Ended December 31, 2004

Valuation Assumptions
Stock price on grant date	$1.80-$4.08
Number of shares of common stock convertible to	2,198,276
Conversion price	$1.80-$4.08
Expected option term (in years)	1
Vesting term (in years)	N/A
Expected volatility	90.29%-177.06%
Risk-free interest rate	4.00%-4.29%
Expected forfeiture rate	0%
Estimated corporate tax rate	0%
Expected dividend yield	0%

Series C Preferred Stock Valuation Information for the Year Ended December 31, 2003

Valuation Assumptions
Stock price on grant date	$0.96-$1.44
Number of shares of common stock convertible to	1,448,757
Conversion price	$0.96-$1.44
Expected option term (in years)	1
Vesting term (in years)	N/A
Expected volatility	128.07%-236.46%
Risk-free interest rate	3.87%-4.53%
Expected forfeiture rate	0%
Estimated corporate tax rate	0%
Expected dividend yield	0%

NOTE 12 — STOCK OPTIONS AND STOCK GRANTS

Stock Options

The Company does not have a formal stock option plan. However, the Company has offered its employees stock options. During 2006 and 2005, the Company issued options to purchase 1,508,125 and 652,833 shares of its unregistered common stock, respectively, to certain employees

The Company adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)) as of July 1, 2005.  SFAS 123(R) provides for mandatory expensing of the estimated value of stock options granted to the Company’s employees over the period of time the stock options vest.  The Company measures the total cost of each stock option grant at the date of grant using the Black Schole option trading model.  We recognize the cost of each stock option on a straight line basis over the applicable vesting period.

All stock options issued in 2005 do not carry a designated expiration date and vest over a 1 year period.

Stock option expense recorded for 2006, 2005 and 2004 amounted to $701,124, $92,671 and $0, respectively.

The Company adopted SFAS 123(R) as of July 1, 2005.  Had the Company adopted SFAS 123(R) as of January 1, 2005, the pro forma impact on the 2005 net loss would have been an increase in the net loss reported by the Company of $39,128.

The following table summarizes stock options activity for the years ended December 31, 2006, 2005 and 2004:

Stock Option Activity

	Average per share
	Shares subject	Exercise		Market
	to option	price		price

Balance at December 31, 2003	—	—		(a)
Options granted	—	—		(a)
Options exercised	—	—		(a)
Options terminated	—	—		(a)
Balance at December 31, 2004	—	—		—
Options granted	652,833	$1.50		$1.50
Options exercised	—	—		(a)
Options terminated	(196,167)	$1.50		(a)
Balance at December 31, 2005	456,666	$1.50		$1.50
Options granted	1,508,125	$0.72-$7.4	8	$0.77-$7.4	8
Options exercised	(5,348)	$1.38-$1.5	0	(a)
Options terminated	—	—		(a)
Balance at December 31, 2006	1,959,443	$2.53		$17.98

(a) Not applicable

The following table summarizes the attributes used in the Company’s valuation of stock option grants during 2006, 2005 and 2004:

Option Valuation Information

	2006	2005	2004

Valuation Assumptions
Stock price on date of grant	$0.77-$7.48	$1.50
Expected option term (in years)	2	2	—
Expected duration from grant to expiration date (in years)	4 and 5	5
Option vesting term (in years)	(a)	1
Expected volatility	45.82%-70.31%	48.61%	—
Risk-free interest rate	4.40%-4.97%	3.42%	—
Expected forfeiture rate	5.00%	5.00%	—
Estimated corporate tax rate	40.00%	40.00%	—
Expected dividend yield	0.00%	0.00%	—

(a) Options issued in 2006 vest between 1 day and 14 months

(b) Not applicable

Stock Grants

The Company awarded stock grants to certain employees during 2006.  The stock grants consisted of 191,016 shares of the Company’s common stock valued at $1,047,501 subject to certain vesting provisions.  The stock grants vest on a schedule as shown below:

Stock grant vesting dates

January 1, 2007	50,000
May 4, 2007	20,513
Total for 2007	70,513

January 1, 2008	50,000
May 4, 2008	20,513
Total for 2008	70,513

January 1, 2009	50,000
Total for 2009	50,000

NOTE 13—SERIES D WARRANTS TO PURCHASE COMMON STOCK

Warrants to purchase 2,633,333 shares of common stock were issued to the purchasers of the Series D Preferred Stock and were valued at $8,004,200 and recorded initially as a Warrant Liability on January 19, 2005.  While EITF 00-19 outlines various instances for determining appropriate accounting treatment of the warrants, these warrants contained registration rights where significant cash liquidated damages could be required to be paid to the holder of the instrument if the issuer fails to register shares timely.  The potential penalty equal to 1.5% of the aggregate purchase price is considered substantial based on the financial condition and operating cash flows of the Company.  During 2005, approximately $237,000 was paid in liquidated damages related to the Company’s failure to register shares in a timely manner. The Warrant Liability was valued on January 19, 2005 using Black-Scholes with the following inputs:

•                  Number of Warrant shares — 2,633,333

•                  Stock price at issuance date — $3.12 per share

•                  Exercise price — $3.75 per share

•                  Term — 3 years

•                  Discount rate — 3.42%, representing the three* year Treasury at the date of issuance

•                  Volatility — 259%, based on the stock prices during three* years prior to issuance (*coincides with the term of the Warrants)

In accordance with EITF 00-19, the Warrants issued in conjunction with the Series D Preferred Stock were initially recorded at fair value as a liability as liquidating damages were paid as a result of a late SEC registration of the underlying Common Stock.  The Black Scholes Method was used to determine the fair value at issuance using a three year holding period.  These Warrants are adjusted each reporting period to the new fair value using the Black-Scholes Method until the registration was accepted by the SEC.  At that point, the fair value using the Black-Scholes Method was reclassified into Equity.  A realized gain on derivative liability in the amount of $2,830,791 was recorded in 2005 as a result of the change in fair value from issuance to reclassification to equity for these Warrants.

The Warrant Liability was valued for reclassification on May 11, 2005 using Black-Scholes with the following inputs:

1.               Number of Warrant shares — 2,633,333

2.               Stock price at reporting date — $2.08 per share

3.               Exercise price — $3.75 per share

4.               Term — 2.7 years

5.               Discount rate — 3.960%, representing the three year Treasury at the reporting date

6.               Volatility — 245%, based on the stock prices during three years prior to the reporting date

NOTE 14—ACQUISITION AND SALE OF ASSETS

In September 2004, the Directors of TSGI agreed to exchange all shares held by it of Technical Solutions Group Inc for the TSGI shares held by the Company, as a result of which the Company reacquired 100% of the shares of Technical Solutions Group as a wholly owned subsidiary

NOTE 15—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company’s Chief Executive Officer, Mr. McGilton, is a principle of APT Leadership, a consulting firm the Company hired to provide various business consulting services, training seminars and certain business software. APT Leadership billed the Company $606,817, $225,400 and $21,017 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

On April 20, 2006, the Company paid $1,000,000 against the principle balance of the Notes and extended the maturity date on the Notes and the Note with Fort Ashford for an additional 60 days, through June 20, 2006. The Company paid $55,000 to Longview and $50,000 to Fort Ashford in cash as compensation for this extension

On June 20, 2006, the Company paid off the principle balance and all applicable accrued interest under the Notes. Additionally, the Company extended the maturity date of the Ashford Note for an additional 30 days, through

July 20, 2006. The Company paid $50,000 to Fort Ashford in cash as compensation for the extension of the Ashford Note.

On August 9, 2006, the Company paid off the principle balance of the Ashford Note, and all applicable accrued interest under the Ashford note.

NOTE 16 — OTHER COMPREHENSIVE LOSS (Restated)

Other comprehensive earnings/(loss) consists of the following:

	2006	2005	2004
	Restated	Restated

Net Earnings (Loss)	$18,196,943	$(13,458,599)	$(11,953,803)
Other Comprehensive Earnings, net of tax
Comprehensive Earnings (Loss)	$18,196,943	$(13,458,599)	$(11,953,803)

NOTE 17 — TAXES

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 (“SFAS 109”). “Accounting for Income Taxes”, which requires the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

The Company’s net deferred tax asset as of December 31, 2006, 2005, and 2004 consisted of the following:

	12/31/2006	12/31/2005	12/31/2004
Deferred tax assets
Inventory reserves and inventory tax law (uniform capitalization) differences	$2,544,527	$894,392	$401,336
Allowance for uncollectible accounts	328,224	248,942	—
Difference in recognition of rent expense	52,254	52,254	47,649
Warranty and contract provisions	2,477,165	785,382	64,241
Difference in recognition of stock based compensation expense	285,232	35,447	—
Payroll accruals	57,906	364,761	345,859

Deferred tax assets	5,745,308	2,381,178	859,085

Deferred tax liability
Depreciation differences	(268,110)	(204,486)	(168,722)

Net deferred tax assets before net operating loss carryforwards	5,477,198	2,176,691	690,363

Net operating loss carryforwards - SC	371,924	1,080,527	493,963
Future benefit of offset of Alternative Minimum Tax	288,943
Net operating loss carryforwards - US	6,188,427	10,928,919	7,068,047

Net deferred tax assets	12,326,491	14,186,137	8,252,374

Less valuation allowance	—	(14,186,137)	(8,252,374)

Deferred tax benefit	$12,326,491	$—	$—

The Company has removed the valuation allowance for the deferred tax assets since it expects to realize future earning to be offset by future tax benefits. In 2005 and 2004 the company recorded a valuation allowance for all of its net deferred tax assets.  The Company’s valuation allowance decreased for the year ended December 31, 2006,  $14,186,137 and increased for the years ended December 31, 2005, and 2004 $5,933,763 and $3,713,302  respectively.

As of December 31, 2006, 2005 and 2004, the Company has available Federal operating loss carry-forwards of $18,611,810, $32,868,929, and $21,257,284, expiring through 2025 respectively and state operating loss carry-forwards of $7,438,470, $21,610,537, and $9,879,269, expiring through 2025, respectively.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	December 31, 2006	December 31, 2005	December 31, 2004
Tax expense (credit) at statutory rate-federal	(35.00)%	(35.00)%	(35.00)%
State tax expense net of federal tax	(3.25)%	(3.25)%	(3.25)%
Changes in valuation allowance	(209.98)%	(38.25))%	(38.25)%
Tax expense at actual rate	209.98%	0%	0%

NOTE 18 — EARNINGS/LOSS PER SHARE

The Company utilizes SFAS No. 128, “Earnings per Share” to calculate gain/loss per share. Basic earnings/loss per share is computed by dividing the earnings/loss available to common stockholders (as the numerator) by the weighted-average number of common shares outstanding (as the denominator). Diluted earnings/loss per share is computed similar to basic earning/loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional common shares were dilutive.

Basic Earning Per Share Computation	2006

Net Profit/(Loss)	$18,196,943

Preferred Dividends	(477,791)

Profit/(Loss) available to common shareholders	$17,719,152

Basic Earnings per common share	$0.40

Weighted-average shares used to compute:
Basic Profit/(loss) per share	44,786,083

Dilutive Earning Per Share Computation:	2006

Profit/(Loss) available to common shareholders	$17,719,152

Add back: Preferred Dividends	477,791

Profit/(Loss) available to shareholders	$18,196,943

Weighted-average number of Common shares outstanding	44,786,083
Dilutive effect of stock options	1,964,791
Dilutive effect of Stock Grants	191,026
Weighted-average shares used to compute:
Diluted Earnings /(loss) per share	46,941,900

Dilutive Earnings per common share	$0.39

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

	2005	2004

Convertible Preferred Stock Series B	—	10,493,939
Convertible Preferred Stock Series C	—	—
Convertible Preferred Stock Series D	6,192,381	—
Warrants	2,994,167	1,725,942
Options	456,666	—
Total	9,643,214	12,219,881

Basic Earning Per Share Computation	2005	2004
	Restated	Restated

Net Loss	$(13,458,599)	$(11,953,803)

Preferred Dividends	(822,180)	—

(Loss) available to common shareholders	$(14,280,779)	$(11,953,803)

Basic Loss per common share	$(0.42)	$(0.62)

Weighted-average shares used to compute:
Basic loss per share	33,926,573	19,357,939

Dilutive Earning Per Share Computation:	2005	2004

Net Loss	$(13,458,599)	$(11,953,803)

Preferred Dividends	(822,180)	—

Loss available to common shareholders	$(14,280,779)	$(11, 953,803)

Dilutive Loss per common share	$(0.42)	$(0.62)

Weighted-average shares used to compute:
Diluted loss per share	33,926,573	19,357,939

NOTE 19 — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

The following table summarizes information about accounts and reserves:

		Additions
	Balance at	Charged to			Balance at
	Beginning of	Costs and			End of
Description	Period	Expenses	Writeoffs	Other	Period

Revenue Based
Provisions
2006	$1,018,051	$6,317,077	$1,267,041	$—	$6,068,087
2005A	$—	$1,018,051	$—	$—	$1,018,051
2004	$—	$—	$—	$—	$—

Allowance for
Inventory Losses
2006	$498,281	$1,925,332	$—	$—	$2,423,613
2005	$—	$498,281	$—	$—	$498,281
2004	$—	$—	$—	$—	$—

Warranty
Reserve
2006	$1,686,062	$163,938	$—	$—	$1,850,000
2005B	$167,950	$1,824,444	$306,332	$—	$1,686,062
2004	$180,384	$167,084	$179,518	$—	$167,950

(A)         Consists of the Allowance for Contractual Adjustments, as presented on the Company’s balance sheet and explained in Footnote 1 to the financial statements.

(B)           Inclusive of the general warranty reserve as well as the Twin Disc Warranty Reserve of $1,306,018 recorded in 2005.

NOTE 20—SUMMARIZED QUARTERLY UNAUDITED FINANCIAL DATA

	2006
	Q1	Q2	Q3	Q4
Net Sales	$34,802,585	$56,074,537	$42,160,858	$62,979,466
Gross Profit	6,637,769	10,156,786	7,918,508	12,309,757
Operating Income	114,642	2,032,127	592,150	3,896,643
Net Earnings (Loss)	(665,633)	1,234,015	602,698	17,025,863
Basic Earnings (loss) per common share	$(0.02)	0.03	0.01	0.32
Diluted loss per common share	$(0.02)	0.03	0.01	0.32

	2005 Restated
	Q1	Q2	Q3	Q4
Net Sales	$5,853,423	$18,295,357	$9,303,526	$16,260,523
Gross Profit	(541,896)	4,036,672	(1,314,823)	1,104,261
Operating Loss	(3,048,253)	(7,431)	(5,321,045)	(6,307,311)
Net Earnings (Loss)	342,823	(981,450)	(5,666,483)	(7,154,489)
Basic Earnings (loss) per common share	(0.01)	(0.01)	(0.17)	(0.23)
Diluted Earnings (loss) per common share	(0.01)	(0.01)	(0.17)	(0.23)

NOTE 21—SUBSEQUENT EVENTS

On January 9, 2007, NASDAQ approved the Company’s application to list its common stock on the NASDAQ Stock Market.  The Company will retain its FRPT trading symbol and the listing was effective January 18, 2007.

On January 11, 2007, the Company received a letter contract from the United States Marine Corps for 15 of its Cougar Joint Explosive Ordnance Disposal Rapid Response Vehicles (JERRV).  The letter contract for the vehicles, spare parts and sustainment services has a total value of approximately $9,379,370.

On January 19, 2007, the Company’s Board of Directors appointed Michael S. Durski to the position of Chief Financial Officer.

On January 25, 2007, the Company received a four-vehicle letter contract from the U.S. Marine Corps for testing, production and sustainability for its Mine Resistant Ambush Protected (MRAP) vehicle program. The work under this contract will be performed by Force Dynamics, LLC, the Company’s joint venture with General Dynamics Land Systems, Inc.

On February 14, 2007, the Company received a contract award from the U.S. Marine Corps for 125 vehicles as part of the Mine Resistant Ambush Protected (MRAP) vehicle program. The work under the contract will be performed by Force Dynamics, LLC, the Company’s joint venture with General Dynamics Land Systems, Inc. The contract award has a total value of approximately $67 million. Under the contract award, Force Dynamics will produce 65 vehicles for Category I and 60 vehicles for Category II of the MRAP program. The vehicles are to be delivered within 120 days from the delivery of the contract and will be used by all branches of the U.S. armed forces.

On February 20, 2007, the Company’s Mastiff contract with the British Ministry of Defense was modified to add 22 additional Mastiff vehicles increasing the total to be delivered to 108.

On March 9, 2007, the Company received a delivery order from the U.S. Marine Corps for an additional 19 Buffalo mine-protected vehicles worth an estimated $16.2 million. Under a November 2006 contract award administered by the Marine Corps Systems Command, the Company expects to deliver the 19 Buffalo vehicles by December 2007.

On March 9, 2007, the Company purchased the Research and Developmental Testing Facility of NEWTEC Services Group, Inc., located near Edgefield, SC.  The facility will be used to expand the Company’s research and development activities and support the verification and quality control validation of the Company’s armored vehicles used to protect military personnel against explosive threats.

ITEM 9.                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

At a meeting of the Audit Committee held on November 10, 2006, the Audit Committee approved the engagement of Elliott Davis, LLC to serve as our independent registered accounting firm for the fiscal year ending December 31, 2007. In addition, the Audit Committee dismissed Jaspers + Hall, P.C. as our  independent registered accounting firm effective upon completion of the audit of our consolidated financial statements as of and for the fiscal year ending December 31, 2006.

During the years ended December 31, 2005 and 2004, and through November 16, 2006, we did not consult Elliott Davis, LLC regarding the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on our financial statements or any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) and the related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

The reports of Jaspers + Hall, P.C. on our consolidated financial statements for the years ended December 31, 2005 and 2004 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

During the years ended December 31, 2005 and 2004, and through November 16, 2006, there were no disagreements with Jaspers + Hall, P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Jaspers + Hall, P.C., would have caused Jaspers + Hall, P.C.  to make reference thereto in its reports on our consolidated financial statements for such years. During the years ended December 31, 2005 and 2004, and through November 16, 2006, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K) with respect to us.

We requested Jaspers + Hall, P.C. to furnish a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter is filed as Exhibit 16.1 to the Form 8-K filed on November 16, 2006.

ITEM 9A.           CONTROLS AND PROCEDURES

Management's Report on Internal Control Over Financial Reporting

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

      (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

      (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

      (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

      Based on this assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2006.

      Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Jaspers + Hall, PC, an independent registered public accounting firm, as stated in their report which is included in “Item 8. Financial Statements and Supplementary Data.”

ITEM 9B:          OTHER INFORMATION

None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required to be set forth herein will be included in our Proxy Statement, which is incorporated herein by reference

ITEM 11.            EXECUTIVE COMPENSATION.

The information required to be set forth herein will be included in our Proxy Statement, which is incorporated herein by reference.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required to be set forth herein will be included in our Proxy Statement, which is incorporated herein by reference.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,  AND DIRECTOR INDEPENDENCE.

The information required to be set forth herein will be included in our Proxy Statement, which is incorporated herein by reference

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

We paid Jaspers + Hall, P.C., an independent accounting firm, $40,000 for audit fees in 2005. In 2006, we paid $55,000 in audit fees.

AUDIT-RELATED FEES

None.

TAX FEES & ACCOUNTING SERVICES

We paid Bryan, Truesdale, Adkins & Williams, PA, an independent accounting firm  $97,703 for  services in 2006.

OTHER FEES

None.

PART IV

ITEM 15.             EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

10.20	Employment Agreement between the Company and Gordon McGilton, dated January 27, 2005 (included as Exhibit 10.22 to the Form 10-KSB/A filed April 22, 2005, and incorporated herein by reference).

10.21	Employment Agreement between the Company and Ted McQuinn, dated February 4, 2005 (included as Exhibit 10.23 to the Form 10-KSB/A filed April 22, 2005, and incorporated herein by reference).

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

10.24

Order for Supplies or Services and Delivery Order between the Company and U.S. Department of Defense, dated September 23, 2005 (included as Exhibit 10.1 to the Form 8-K filed September 27, 2005, and incorporated herein by reference).

10.25	Purchase and Sale Agreement the Company and GC Financial Services, Inc., dated September 29, 2005 (included as Exhibit 10.1 to the Form 8-K filed July 8, 2005, and incorporated herein by reference).

10.26	Security Agreement the Company and GC Financial Services, Inc., dated September 29, 2005 (included as Exhibit 10.2 to the Form 8-K filed July 8, 2005, and incorporated herein by reference).

10.27	Purchase Order between the Company and Ricardo Engineering, dated September 29, 2005 (included as Exhibit 10.1 to the Form 8-K filed July 19, 2005, and incorporated herein by reference).

10.28

Solicitation/Contract/Order for Commercial Items and Delivery Order between the Company and the United States Marine Corps, dated September 7, 2005 (included as Exhibit 10.1 to the Form 8-K filed September 9, 2005, and incorporated herein by reference).

10.29	Engineering Services Agreement between the Company and TecStar, dated August 22, 2005 (included as Exhibit 10.31 to the Form 10-QSB filed November 11, 2005, and incorporated herein by reference).

10.30	Contract between the Company and the United States Army (included as Exhibit 10.36 to the Form 10-K filed April 13, 2006, and incorporated herein by reference).

10.31	Form of Common Stock Purchase Agreement dated July 24, 2006 (included as exhibit 10.1 to the Form 8K filed on July 25, 2006, and incorporated herein by reference).

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

10.36

Memorandum of Understanding between the Company and General Dynamics Land Systems, Inc., dated November 9, 2006 (included as Exhibit 10.1 to the Form 8-K filed November 17, 2006, and incorporated herein by reference).

10.37

Memorandum of Understanding between the Company and Stewart & Stevenson Tactical Vehicle Systems LP d/b/a Tactical Vehicle Systems, a Division of Armor Holdings, Inc., dated November 10, 2006 (included as Exhibit 10.1 to the Form 8-K filed November 20, 2006, and incorporated herein by reference).

10.38	Form of Securities Purchase Agreement, dated December 20, 2006 (included as Exhibit 10.1 to the Form 8-K filed December 21, 2006, and incorporated herein by reference).

10.39	Certificate of the Company’s Corporate Secretary, dated January 10, 2007 (included as Exhibit 10.2 to the Form S-8 filed January 12, 2007, and incorporated herein by reference).

10.40	Common Stock Purchase Option issued by the Company to Gordon McGilton, dated January 10, 2006 (included as Exhibit 10.2 to the Form S-8 filed January 12, 2007, and incorporated herein by reference).

10.41	Common Stock Purchase Warrant issued by the Company to Gordon McGilton, dated October 31, 2006 (included as Exhibit 10.3 to the Form S-8 filed January 12, 2007, and incorporated herein by reference).

10.42	Letter contract issued to the Company by the U.S. Marine Corps, dated January 11, 2007 (included as Exhibit 10.1 to the Form 8-K filed January 18, 2007, and incorporated herein by reference).

10.43	Employment Offer Letter between the Company and Michael S. Durski, dated January 19, 2007 (included as Exhibit 10.1 to the Form 8-K filed January 25, 2007, and incorporated herein by reference).

10.44	Letter Contract issued to the Company by the United States Marine Corps, dated January 25, 2007 (included as Exhibit 10.1 to the Form 8-K filed February 5, 2007, and incorporated herein by reference).

10.45

Letter Contract issued to the Company by the United States Marine Corps dated February 14, 2007 (included as Exhibit 10.1 to the Form 8-K filed February 20, 2007, and incorporated herein by reference).

10.46	Letter Contract issued to the Company by the U. S. Marine Corps dated March 9, 2007 (included as Exhibit 10.1 to the Form 8-K filed March 15, 2007, and incorporated herein by reference).

10.47

Purchase and Sale Agreement between the Company and NEWTEC Services Group, Inc. dated March 9, 2007 (include as Exhibit 10.2 to the Form 8-K filed March 15, 2007, and incorporated herein by reference).

23.1	Consent of Jaspers + Hall, PC

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORCE PROTECTION, INC.
Date: March 16, 2007
	By:	/s/ GORDON MCGILTON
Gordon McGilton
Chief Executive Officer

Date: March 16, 2007
	By:	/s/ MICHAEL DURSKI
Michael Durski
Chief Financial Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures

Name	Title	Date

/s/ Frank Kavanaugh	Chairman, Board of Directors	March 16, 2007
Frank Kavanaugh

/s/ Gordon McGilton	Director, and Chief Executive	March 16, 2007
Gordon McGilton	Officer

/s/ Michael Moody	Director	March 16, 2007
Michael Moody

/s/ Roger Thompson, Jr.	Director	March 16, 2007
Roger Thompson, Jr.

/s/ Jack Davis	Director	March 16, 2007
Jack Davis