Form 10-Q
period 2007-03-31
FORCE PROTECTION INC
filed 2007-05-15
CIK 1032863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

COMMISSION FILE NUMBER: 001-33253

FORCE PROTECTION, INC.

Nevada	84-1383888
(State of Incorporation)	(I.R.S. EIN)

9801 Highway 78, Building No. 1

Ladson, South Carolina

29456

Registrant’s telephone number: (843) 740-7015

Securities registered pursuant to Section 12(b) of the Act: Common Stock par value $0.001 per share

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934  during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒                                 No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer  (See definition of “accelerated filer and large accelerated filer “ in Rule 12b-2 of the Exchange Act.):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non- Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☐                No     ☒

As of March 31, 2007, the registrant had 68,010,335 shares of common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1  - CONSOLIDATED FINANCIAL STATEMENTS

FORCE PROTECTION, INC. AND SUBSIDIARIES

REPORT ON REVIEW BY INDEPENDENT REGISTERED ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheet and statements of operation and cash flows of Force Protection, Inc. as of March 31, 2007 and for the three-month period then ended.  These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

/s/Elliott Davis, LLC
Columbia, South Carolina
May 14, 2007

FORCE PROTECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended

(unaudited)

	March 31,
	2007	2006
Net sales	$100,158,766	$34,802,585
Cost of sales	78,403,575	28,164,816
Gross profit	21,755,191	6,637,769

General and administrative expense	14,378,611	5,859,537
Research and development	4,841,819	663,590
Operating profit	2,534,761	114,642

Other income	1,788,093	27,049
Interest expense	(9,613)	(807,324)
Net earnings (loss) before taxes	4,313,241	(665,633)

Tax Expense	1,800,000	—
Net earnings (loss) after taxes	$2,513,241	$(665,633)

Series D preferred stock dividend	—	(159,864)
Accretion of Series D preferred stock to redemption value	—	(441,815)
Net earnings (loss) available to common shareholders	$2,513,241	$(1,267,312)

Earnings (loss) per common share
Basic	$0.04	$(0.03)
Diluted	$0.04	$(0.03)

The accompanying Notes are an integral part of these financial statements.

FORCE PROTECTION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$113,441,469	$156,319,004
Accounts receivable, net of allowance for contractual obligations of $6,833,446 and $6,068,087 for 2007 and 2006	43,790,815	36,011,568
Inventories	97,922,981	60,396,297
Other current assets	2,573,700	374,051
Current portion of deferred taxes	7,762,500	9,562,500
Total current assets	265,491,465	262,663,420
Long-term portion of deferred taxes	2,763,991	2,763,991
Property and equipment, net	23,387,568	8,963,901
Intangible assets	1,962,500	—
Total assets	$293,605,524	$274,391,312

LIABILITIES & SHAREHOLDERS’ EQUITY LIABILITIES
Current liabilities:
Accounts payable	54,811,260	38,653,813
Other accrued liabilities	9,283,943	2,968,859
Contract liabilities	1,850,000	1,850,000
Current portion of long-term liabilities	204,385	71,685
Deferred revenue	5,173,035	12,824,211
Total current liabilities	71,322,623	56,368,568

Long-term debt:
Other long term liabilities	463,110	167,937
Total liabilities	71,785,733	56,536,505

Commitment and Contingencies (See Note 12)

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, authorized 10,000,000 shares	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 68,010,335 and 66,762,566 shares issued and outstanding, respectively	68,010	66,763
Shares to be issued	—	31
Additional paid-in capital	252,494,362	251,043,835
Accumulated deficit	(30,742,581)	(33,255,822)
Total shareholders’ equity	221,819,791	217,854,807

Total liabilities and shareholders’ equity	$293,605,524	$274,391,312

The accompanying Notes are an integral part of these financial statements.

FORCE PROTECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended

(unaudited)

(in dollars)

	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss) after taxes	$2,513,241	$(665,633)
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	761,629	183,558
Deferred tax expense	1,800,000	—
Stock-based compensation	440,243	316,000

Decrease (increase) in allowance for contractual liabilities	765,359	445,604
Decrease (increase) in inventory reserve	(298,830)	(150,000)
Increase (decrease) in contract liabilities	—	(400,639)
Change in assets and liabilities:
Decrease (increase) in accounts receivable	(8,544,606)	2,171,249
Decrease (increase) in inventories	(37,227,854)	(950,332)
Decrease (increase) in other current assets	(2,199,649)	(103,948)
Increase (decrease) in accounts payable	16,157,447	4,862,535
Increase (decrease) in other accrued liabilities	6,315,084	354,955
Deferred revenue	(7,651,176)	1,135,393
Net cash (used in) provided by operating activities	(27,169,112)	7,198,742

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment - intangibles	(1,550,000)	—
Purchases of property and equipment	(15,147,796)	(641,960)
Net cash used in investing activities	(16,697,796)	(641,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from options	1,011,500	—
Preferred stock dividends paid	—	(377,553)
Proceeds from loans, net	—	(1,250,000)
Increase in contract liabilities - non-compete agreement	—	—
Payments on capitalized lease	(22,127)	—
Net cash provided by (used in) financing activities	989,373	(1,627,553)
Net (decrease) increase in cash	(42,877,535)	4,929,229
Cash—beginning of period	156,319,004	1,217,509
Cash—end of period	$113,441,469	$6,146,738

Supplemental disclosure:
Cash paid for interest	9,613	285,806
Cash paid for taxes	625,000	—
Dividends and accretion on Series D convertible preferred stock	—	441,815

NONCASH INVESTING AND FINANCING ACTIVITY:
Note payable issued as consideration for non-compete agreement	450,000	—

The accompanying Notes are an integral part of these financial statements.

FORCE PROTECTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These Notes are an integral part of the Company’s financial statements set forth above.

NOTE 1—BASIS OF PRESENTATION

The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated financials statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K for Force Protection, Inc. and Subsidiaries filed for the year ended December 31, 2006.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

General Statement

The SEC has issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statements.

The Company believes the following critical accounting policies and procedures, among others, affect its more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements:

Revenue Recognition

The Company’s revenue is derived principally from the sale of its vehicles and associated spare parts and training services. Revenue from product sales and spare part sales, net of an allowance for contractual adjustments, is recognized when the products or spare parts are delivered to and “formally” accepted by the customer. The Company defines “formal acceptance” as taking place when a representative of the United States government signs the United States Form DD250 entitled “Material Inspection and Receiving Report” which under the Federal Acquisition Regulations signifies contractual inspection and acceptance of the work performed by the contractor.  It also acts as the contractual invoice creating payment liability on the United States Government.  In accordance with standard industry practice, there is a representative from the United States Defense Contract Management Agency (“DCMA”) acting as a contractual representative of the United States Government present at the Company’s facilities.  This DCMA representative inspects each vehicle as it is delivered by the Company and upon confirmation of the vehicle’s conformity with the contractual specifications the inspector signs the Form DD250 and formally accepts delivery of the vehicle.  The Company only recognizes revenues arising from its U.S. Government contracts upon execution of the Form DD250 by the DCMA inspector. Under some of the Company’s U.S. Government contracts, it receives performance-based payments based on completion of specific milestones stipulated under the contract (for example, delivery of raw material to the Company’s Ladson facility). These payments are recorded as “deferred revenue” and carried on the Company’s balance sheet until the final delivery of the products and formal acceptance by the U.S. Government pursuant to the Form DD250. Upon acceptance of the products and the execution of the Form DD250, the Company recognizes the full sale price of the product as revenue.

Revenues from services provided are recorded in accordance with specific contractual terms.  Services have historically consisted of the Company providing on-site personnel on an as-needed basis in a timely manner, and have generally been provided in foreign locations.

The Company negotiates contracts with its customers which may include revenue arrangements with multiple deliverables, as outlined by Emerging Issues Task Force No. 00-21 (“EITF 00-21”).  The Company’s accounting policies are defined such that each deliverable under a contract is accounted for separately.  Historically, the Company has negotiated and signed contracts with its customers which outline the contract amount and specific terms and conditions associated with each deliverable.

Allowance for Contractual Adjustments

The Company’s contracts with the U.S. Government are negotiated as a “sole source” or “open competition” bid process.  A sole source process is one in which the Company is the sole bidder for the contract.  An open competition could involve various bidders.  Once a bid is accepted, the U.S. Government expects work to commence immediately.  An open competition results in a final agreed-upon contract price which the U.S. Government has agreed to.  A sole source process results in an agreed-upon contract with the U.S. Government, subject to an adjustment process at a later date, termed the “definitization process”. The definitization process commences upon delivery of a product, whereby the U.S. Government completes a detailed review of the Company’s costs involved in the manufacturing and delivery process.  The U.S. Government and the Company then work to determine an adequate and fair final contract price.  As a result of the potential adjustments related to the definitization process, the Company maintains an allowance for contractual adjustments account.  This account is reviewed on a monthly basis to determine adequate adjustments, if necessary.  The allowance is maintained and deemed adequate based on the analysis of historical data and calculation of pro-rata percentages of current contracts in place, which remain subject to the definitization process.

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

Inventories

Inventories are stated at the lower of cost or market. The cost is determined under the first-in-first-out (“FIFO”) valuation method.  An allowance for obsolescence and shrinkage is maintained by the Company.  The Company determines an appropriate balance in this account based on historical data and specific identification of certain inventory items.

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

Leasehold improvements	2-5 years
Furniture and fixtures	3 years
Machinery and equipment	7 years
Tooling and molds	7 years
Vehicles	5 years
Buildings	29 years

Construction in progress projects are not depreciated until placed into service.

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

Goodwill and Other Intangible Assets

The Company has no goodwill. Intangibles include licenses, a non-compete agreement, customer list and purchase expertise. Such intangible assets are amortized on a straight line basis over their useful life from 3 to 7 years.

Foreign Currency Transaction

Assets and liabilities in foreign currencies are translated at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at the exchange rate prevailing at the transaction date, and the resulting gains and losses are reflected in the statements of operations. Gains and losses arising from translation of a subsidiary’s foreign currency financial statements are shown as a component of shareholders’ equity (deficit) as accumulated comprehensive income (loss).

Joint Venture

On December 15, 2006, the Company entered into a Joint Venture Agreement (the “Agreement”) with General Dynamics Land Systems Inc. (“GDLS”), pursuant to which the Company agreed to work together with GDLS to win and execute a contract for the Mine Resistant Ambush Protected (“MRAP”) Vehicle Program. Under the Agreement, the MRAP Program is defined to include any and all solicitations and requests for proposals for MRAP production and Lifecycle Support and/or any follow on work that may be performed. The scope of work to be undertaken by the Joint Venture is limited to the use of the Company’s Cougar 4x4 and 6x6 armored vehicles for the MRAP Category I and Category II requirements. The Joint Venture board is made up of three designees from Venture Force Protection, Inc. (“FPI”) and three designees from GLDS. The Joint Venture board will have authority to execute documents in accordance with the terms of the Agreement. Decisions of the Joint Venture board shall be made by majority vote. The Company agreed to operate the Joint Venture on the principle of equitable division of burden and benefit with GDLS. This means that parties are expected to contribute resources equally to the venture. The Company agreed to divide the Joint Venture revenues between the Company and GDLS on a 50%/50% basis. Wherever practicable, Force Dynamics will act as the prime contractor for Joint Venture work, and the Company, along with GDLS, shall act as the exclusive subcontractors. For the three months ended March 31, 2007 the Joint Venture had no activity.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. The asset and liability method accounts for deferred income taxes by applying enacted statutory rates in effect for periods in which the difference between the book value and the tax basis of assets and liabilities are scheduled to reverse. The resulting deferred tax asset or liability is adjusted to reflect changes in tax laws or rates. The Company records a valuation allowance for any deferred tax allowance that it believes will not be realized.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123(R), Share-Based Payment, which establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of equity instruments. Effective July 1, 2005, the Company adopted SFAS 123(R), which requires the Company to recognize the grant-date fair value of stock options and equity based compensation issued to employees in the statement of operations. The statement also requires that such transactions be accounted for using the fair-value-based method, thereby eliminating use of the intrinsic method of accounting in APB No. 25, Accounting for Stock Issued to Employees,  which was permitted under Statement 123, as originally issued.

Earnings (Loss) per Common Share

The Company utilizes SFAS No. 128, “Earnings per Share” to calculate earnings/loss per share. Basic earnings/loss per share is computed by dividing the earnings/loss available to common shareholders (as the numerator) by the weighted-average number of common shares outstanding (as the denominator). Diluted earnings/loss per share is computed similar to basic earnings/loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional common shares were dilutive. Under SFAS No. 128, if the additional common shares are dilutive, they are not added to the denominator in the calculation. Where there is a loss, the inclusion of additional common shares is anti-dilutive (since the increased number of shares reduces the per share loss available to common shareholders). Earnings/loss available to common shareholders is derived from net income adjusted for preferred stock dividends and accretion on preferred stock.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN No. 48 established a single model to address accounting for uncertain tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN No. 48 is effective for the Company in the first quarter of fiscal 2007.  The adoption of FIN No. 48 did not have a material effect on its financial position, results of operations or cash flows.

In December 2006, the FASB issued a Staff Position (“FSP”) on EITF 00-19-2, “Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”).”  This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”.  If the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under the registration payment arrangements is included in the allocation of proceeds from the related financing transaction (or recorded subsequent to the inception of a prior financing transaction) using the measurement guidance in SFAS No. 5.  This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance of the FSP.  For prior arrangements, the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those years.  The Company adopted the FSP effective January 1, 2007.  See Note 12, Commitments and Contingencies.

NOTE 3 — CONCENTRATIONS

The Company’s future operations and continued expansion is subject to a significant concentration risk.  During the three months ended March 31, 2007 and March 31, 2006, the Company’s revenues from military units of the U.S. Government accounted for 95%  and  93% of total revenues, respectively.  The Company’s accounts receivable from military units of the U.S. Government as of March 31, 2007 and December 31, 2006 amounted to 95% and 81%, respectively, of total accounts receivable.

NOTE 4 — STOCK BASED COMPENSATION PLANS

The Company does not have a formal stock option plan. However, the Company has issued stock options to its employees.

Compensation cost related to stock options recognized in operating results (included in selling, general, and administrative expenses) under SFAS 123R was $440,243 and $0 for the three months ended March 31, 2007 and 2006, respectively.  During the three months ended March 31, 2006, compensation cost related to common stock shares issued was $316, 000.

The following table summarizes the attributes used by the Company to determine compensation cost for stock options consistent with requirements of SFAS 123R. No stock options were granted during the three months ended March 31, 2007.

	For the three months ended March 31,
Valuation assumptions	2007	2006
Stock price on date of grant	—	$0.77-$7.48
Expected option term (in years)	—	2
Expected duration from grant to expiration date (in years)	—	4 and 5
Option vesting term (in years)	—	5
Expected volatility	—	45.82%-70.31%
Risk-free interest rate	—	4.40%-4.97%
Expected forfeiture rate	—	5%
Estimated corporate tax rate	—	38.50%
Expected dividend yield	—	0%

The following table summarizes information about stock option activity for the three months ended March 31, 2007.

		Weighted	Weighted
		average per	average
		share	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
Options	options	price	term	value
Outstanding December 31,2006	1,959,443	$2.53	2.6	$29,293,673
Options granted	—
Options exercised	(1,198,681)	$0.84
Outstanding March 31, 2007	760,762	$5.42	2.1	$10,148,565

Exercisable at March 31, 2007	385,762	$3.44	2	$5,909,874

The following table summarizes information about non-vested stock grants activity for the three months ended March 31, 2007.

		Weighted average per
Non-vested shares	Number of shares	share grant price
Outstanding December 31,2006	191,026	$5.48
Shares granted	—	$—
Shares vested	(50,000)	$6.45
Outstanding March 31, 2007	141,026	$5.14

NOTE 5 — TAXES

The FASB has issued Statement of Financial Accounting Standards Number 109 (“SFAS 109”) “Accounting for Income Taxes”,

which requires the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

The Company’s net deferred tax asset consists of the following as of March 31, 2007 and December 31, 2006, respectively:

	March 31, 2007	December 31, 2006
Net deferred tax asset
Provisions and allowances	$4,420,966	$5,745,308
Depreciation tax loss difference	(122,206)	(268,110)
Net operating loss carry forwards	6,227,731	6,849,293
	10,526,491	12,326,491
Valuation allowance	—	—
Deferred tax benefit	$10,526,491	$12,326,491

Current portion of deferred taxes	$7,762,500	$9,562,500
Long-term portion of deferred taxes	2,763,991	2,763,991
Total deferred taxes	$10,526,491	$12,326,491

As of March 31, 2007 the Company has available federal operating loss carry-forwards of $18,611,810, expiring through 2025 and state operating loss carry-forwards of $7,438,470, expiring through 2025.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	March 31, 2007	March 31, 2006
Tax expense (credit) at statutory rate-federal	35.00%	35.00%
Other permanent differences	3.45%	—%
State tax expense net of federal tax	3.25%	3.25%
Changes in valuation allowance	—%	(38.25)%
Tax expense at actual rate	41.7%	—%

NOTE 6 — EARNINGS/LOSS PER SHARE

The Company utilizes SFAS No. 128, “Earnings per Share” to calculate earnings/loss per share. Basic earnings/loss per share is computed by dividing the earnings/loss available to common shareholders (as the numerator) by the weighted-average number of common shares outstanding (as the denominator). Diluted earnings/loss per share is computed similar to basic earnings/loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional common shares were dilutive.

For the three months ending March 31, 2006, the Company had experienced a loss, and thus the following common stock equivalents have been excluded from the calculation of dilutive loss per share:

2006
Convertible Preferred Stock Series D	4,037,143
Warrants	3,057,500
Options	1,456,666
Total	8,551,309

Earnings Per Share Computation

	For the three months ended March 31,
	2007	2006
Basic earning per share computation
Net earnings (loss) available to common shareholders	$2,513,241	$(1,267,312)

Weighted- average shares used to compute:
Basic earnings per share	67,636,052	37,451,698
Dilutive effect of stock options	227,674	—
Dilutive effect of stock grants	141,026	—
Dilutive weighted earnings per share	68,004,752	37,451,698

Earnings (loss) per share of common stock:
Basic	$0.04	$(0.03)

Earnings (loss) per share of common stock:
Assuming dilution	$0.04	$(0.03)

NOTE 7 — ACCOUNTS RECEIVABLES & “DEFINITIZATION”

The majority of the Company’s contracts are with the United States Government and as such they are “public sector” contracts subject to the Federal Acquisition Regulations set out at Title 41 of the United States Code (“FAR”), and may result either from competitive bidding or may be awarded as “sole source” contracts “subject to definitization” as provided under FAR Section 252.217-7027.

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

Finally, although both parties make an effort to definitize the contract as quickly as possible, the process is time consuming and can take months or even years to complete.  During the definitization process the contractor is required to perform the contract work and to make deliveries under the contract before the final contract price has been established.  For this reason, as part of the original letter award, the contractor provides a rough order of magnitude (“ROM”) price to be used for invoicing and accounting purposes pending definitization.

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

Below is a table detailing activity within the allowance for contractual adjustments account for the three months ended March 31, 2007 and March 31, 2006 respectively.

	For the three months ended March 31,
	2007	2006
Balance December 31	$6,068,087	$1,018,051
Additions to allowance	2,814,664	869,520
Reduction to allowance	(2,049,305)	(423,916)
Balance March 31	$6,833,446	$1,463,655

The Company does not maintain an allowance for doubtful accounts.  The Company’s significant sales for the quarter ended March 31, 2007 and March 31, 2006 involved contracts signed with the U.S. Government. As of the date of this report, all non-direct government year-end receivables have been collected. The Company does not believe an allowance for doubtful accounts is necessary due to the credit-worthiness of the U.S. Government.

Historically, the Company has not encountered sales returns.  The Company does not anticipate sales returns in the future.

NOTE 8—INVENTORIES

Inventories at March 31, 2007 and December 31, 2006 consisted of the following:

	March 31, 2007	December 31, 2006
Raw materials and supplies	$53,926,897	$45,131,126
Work in process	46,120,867	17,688,784
Less: allowance for obsolescence and shrinkage	(2,124,783)	(2,423,613)
Net inventories	$97,922,981	$60,396,297

NOTE 9 —ASSETS PURCHASED

On March 9, 2007, the Company purchased the Research and Developmental Testing Facility of NEWTEC Services Group, Inc., located near Edgefield, SC for $5,500,000.  The Company intends to use the facility to expand the Company’s research and development activities and support the verification and quality control validation of the Company’s armored vehicles used to protect military personnel against explosive threats. The acquisition consisted of land - $2,100,000, furniture and fixtures - $800,000, procedure manuals -$600,000 and intangible assets - $2,000,000.  These assets were reported in accordance with SFAS141.

On March 22, 2007, the Company purchased real and personal property located in Summerville, SC for $4,100,000. The Company intends to use the facility as a product development and logistic services training center. The acquisition consisted of land - $1,320,000, building -  $2,502,000 and furniture and fixtures - $278,000.

NOTE 10—PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Furniture and fixtures	$3,244,203	$1,022,984
Leasehold improvements	4,076,822	1,534,057
Machinery and equipment	7,595,109	6,534,550
Test equipment	27,179	16,790
Manuals	704,798	104,797
Vehicles	393,819	143,464
Demo vehicles	1,095,925	1,095,925
Buildings	2,502,000	—
Construction in progress	2,540,508	—
Land	3,420,000	—
Less depreciation and amortization	(2,212,795)	(1,488,666)

Net property and equipment	$23,387,568	$8,963,901

Depreciation expense for the three months ended March 31, 2007 and March 31, 2006 was $ 724,129 and $183,558 respectively.

NOTE 11 — ACQUIRED INTANGIBLE ASSETS

As a result of the acquisition of the Research and Development Testing Facility (explained in Note 9), the following is a summary of the intangible assets acquired:

	Gross carrying amount	Accumulated amortization	March 31, 2007 net book value
Subject to amortization:
License	$800,000	$—	$800,000

Non-compete agreement	600,000	37,500	562,500
Customer base	200,000	—	200,000

Special expertise	400,000	—	400,000
Total	$2,000,000	$37,500	$1,962,500

Amortization expense for the three months ended March 31, 2007 was $37,500. Estimated aggregate amortization expenses for each of the next three years is $466,667, $466,667, and $429,167.

NOTE 12—COMMITMENTS AND CONTINGENCIES

Other Accrued Liabilities

The Company’s other accrued liabilities include the following:

	March 31, 2007	December 31, 2006
Compensation and benefits	$3,365,315	$1,222,143
Vehicle fee payable	1,042,848	1,139,250
Settlement	—	607,466
Liquidated damages	$4,875,780	—
	$9,283,943	$2,968,859

The March 31, 2007 compensation and benefits includes $1,005,922 for taxes withheld relating to options exercised which was paid in April.

Liquidated Damages

On December 20, 2006, the Company completed a private placement of 13,000,000 shares of its common stock to institutional investors at $11.75 per share, resulting in gross proceeds of $152,750,000.  The proceeds, net of commissions, were $146,640,000.

Per the Securities Purchase Agreement, the Company agreed to file a registration statement to register all 13,000,000 shares of common stock for resale and distribution under the 1933 Act within 30 calendar days (January 19, 2007) and cause the registration statement to be declared effective not later than 120 calendar days (April 19, 2007). If the Registration Statement is not declared effective on or before the Effective Date by the SEC, then the Company shall deliver to each Purchaser, as Liquidated Damages , an amount equal to one and one third percent (1 1/3%) for each thirty (30) days (or such lesser pro-rata amount for any period of less than thirty (30) days) of the total purchase price of the Securities purchased and still held by such Purchaser pursuant to the Agreement on the first day of each thirty (30) day or shorter period for which Liquidated Damages are calculable. As of the date of the filing of this 10-Q, the registration statement is not effective. The Company believes that the best estimate of when the registration statement will become effective is  June 30, 2007. In accordance with FSP EITF 00-19-2 — Accounting for Registration Payment Arrangements, the Company has recorded a contingent liability for liquidated damages of $4,875,780.

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

The Company routinely reviews its exposure for warranty costs and determines warranty and pricing reserves based on historical data and known events. Below is a table detailing the Company’s accruals for warranty-related costs as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006

Non recurring warranty	$1,500,000	$1,500,000
General warranty	350,000	350,000
	$1,850,000	$1,850,000

Gain Share Program

On March 1, 2007, the Board of Directors approved a quarterly gain share program. The program will distribute 10% of each quarter’s net earnings to employees.

Construction in Progress

During the first quarter 2007, the Company entered into a contract to build a 90,000 square foot warehouse facility in Ladson, SC. As of March 31, 2007, the Company has expended $1,795,520 in progress payments (accounted for as construction in progress) against the total contract of $4,474,000. The construction is scheduled to be completed by August 31, 2007.  The remaining construction in progress is associated with the ongoing development and implementation of various business operating systems software.

Legal Proceedings

During June, 2006, the Company confirmed that two former employees had filed claims under 31 U.S.C. §3730 alleging inter alia  that the Company had failed to comply with the terms of the JERRV contract in respect to the allocation and use of the initial contract milestone payment for such “accelerated delivery costs.” On August 23, 2006, the Company agreed to settle with the United States Government and with these former employees all claims relating to or arising under the JERRV contract and the payment of such accelerated delivery costs for a total of $1,905,000 plus interest of $23,000. As of December 31, 2006, the Company has paid $1,297,534 under the terms of such settlement agreement and the Company has established a provision of $607,466 for the remaining liability. The final payment on this settlement was paid February 7, 2007.

The Company may be involved from time to time in ordinary litigation that will not have a material effect on its operations or finances. Other than the litigation described above, the Company is not aware of any pending or threatened litigation against the Company or its officers and directors in their capacity as such that could have a material impact on the Company’s operations or finances.

NOTE 13—LONG-TERM LIABILITIES

In October 2006, the Company acquired capital equipment valued at $234,875 using a note with implied interest of 11.25% from the supplier with a repayment based on usage of materials used with the equipment.  It is expected that based on usage estimates the note payments in 2007, 2008, and 2009 will be $92,608, $92,608 and $69,456, respectively.

As part of the purchased of NEWTEC Services Group, Inc, a non-compete arrangement was agreed upon where the President of NEWTEC Services Group Inc., would not operate a competitive business during the period of employment with the Company and for two years thereafter.  As part of the non-compete provision, $450,000 was withheld payable in three equal installments of $150,000 on January 1 of 2008, 2009, and 2010.

NOTE 14—SHAREHOLDERS’ EQUITY

During the three months ended March 31, 2007, the Company recorded the following transactions within its shareholders’ equity accounts:

Common Stock Transactions

•                  27,700 shares were cancelled relating to the December 2006 PIPE (Private Investment in Public Equity) offering.

•                  50,000 shares of common stock granted in June 2006 to an employee vested and were issued on January 1, 2007.  The valuation of these shares was recorded in 2006 under SFAS123R.

•                  26,789 shares of common stock were issued to members of the Board of Directors as 2006 compensation. These shares were classified as shares to be issued as of December 31, 2006.

•                  Employees exercised stock options to purchase 1,198,681 shares of the Company’s common stock valued at $1,011,500.  The valuation of these shares was recorded in 2006 under SFAS123R.

NOTE 15 — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

The following table summarizes information about accounts and reserves for the three months ending March 31,:

	Balance at	Additions
	beginning of	charged to cost		Balance at end
Description	period	and expenses	Write-offs	of period

Revenue based provisions
2007	$6,068,087	$2,814,664	$2,049,305	$6,833,446
2006	$1,018,051	$869,520	$423,916	$1,463,655

Allowance for inventory losses
2007	$2,423,613		$298,830	$2,124,783
2006	$498,281	$150,000		$648,281

Warranty reserve
2007	$1,850,000			$1,850,000
2006	$1,686,062	$459,775	$1,306,018	$839,819

NOTE 16—SUBSEQUENT EVENTS

On April 18, 2007 the U. S. Marine Corps announced a $6.9 million contract awarded to Force Dynamics to provide sustainment Integrated Logistics Support (ILS) for the U.S. Marine Corp’s Mine Resistant Ambush Protected (“MRAP”) vehicle program. On April 24, 2007, the U. S. Marine Corps released a delivery order for 300 Category I Cougar 4X4 and 700 Category II Cougar 6X6 vehicles for the U.S. Marine Corps’ MRAP program with a value of approximately $490 million.

On May 3, 2007, the Company received an $8.867 million contract to produce Buffalo and Cougar mine-protected vehicles of the Canadian Expeditionary Force Command. Marine Corps Systems Command will administer the contract under a foreign military sales agreement.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Concerning Forward-Looking Statements

This Report contains forward-looking statements, including, without limitation, statements concerning possible or assumed future results of operations and those preceded by, followed by or that include the words “believes,” “could,” “expects,” “intends,” “anticipates,” or similar expressions. Our actual results could differ materially from these anticipated in the forward-looking statements for many reasons including our ability to raise capital when necessary; availability of parts and raw materials for our products; continued customer acceptance of our products; on-going success of our research and development efforts and other risks described in our Form 10-K and other reports filed with the Securities and Exchange Commission elsewhere in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

Application of Critical Accounting Policies

Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations is based on the Company’s unaudited Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to long-term contracts and programs, claims for unanticipated contract costs, goodwill and other intangible assets, income taxes, worker’s compensation, warranty obligations and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes in the Company’s critical accounting policies during the first quarter of 2007.

Dividend Policy: We have never declared or paid a cash dividend on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination to pay cash dividends on our common stock will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, restrictions contained in our agreements and other factors which our board of directors deems relevant. Under the terms of the Certificate of Designation for our Series D Convertible Preferred stock, we are obligated to pay a 6% dividend in cash or shares of common stock on the outstanding shares of Series D stock. As of March 31, 2007, there are no outstanding Series D shares and we have no obligation to make such dividend payments.

Off-Balance Sheet Arrangements: As of March 31, 2006, other than operating leases, the Company had no off-balance sheet arrangements.  (Refer to Note 12 of the Financial Statements included in this 10-Q)

Joint Venture Agreement:  On December 15, 2006, we entered into a Joint Venture Agreement with General Dynamics Land Systems Inc. (“GDLS”), pursuant to which we agreed to work together with GDLS to win and execute a contract for the Mine Resistant Ambush Protected Vehicle Program, or MRAP Program. Under the Agreement, the MRAP Program is defined to include any and all solicitations and requests for proposals for MRAP production and Lifecycle Support and/or any follow on work that may be performed. The scope of work to be undertaken by the Joint Venture is limited to the use of our Cougar 4x4 and 6x6 armored vehicles for the MRAP Category I and Category II requirements. The Joint Venture board is made up of three designees from Venture FPI and three designees from GLDS. The Joint Venture board will have authority to execute documents in accordance with the terms of the Agreement. Decisions of the Joint Venture board shall be made by majority vote. We agreed to operate the Joint Venture on the principle of equitable division of burden and benefit with GDLS. This means that parties are expected to contribute resources equally to the venture. We agreed to divide the Joint Venture revenues between us on a 50%/50% basis. Wherever practicable, Force Dynamics will act as the prime contractor for Joint Venture work, and we, along with GDLS, shall act as the exclusive subcontractors.

Financial Condition and Results of Operations

 Overview: We generated net earnings of $2,513,241 for the three month period ended March 31, 2007. Sales for this period from all sources generated gross revenue of $100,158,766, against which we incurred total cost of goods of $78,403,575 generating a gross profit of $21,755,191, or 21.7%. We incurred Selling, General and Administrative expenses of $14,378,611 which includes a $4,875,780 charge for liquidated damages for late effective registration of stock, plus Research and Development expenses in the amount of $4,841,819 resulting in an operating profit of $2,534,761. During this three month period, we delivered a total of 195 vehicles consisting of 13 Buffalo and 182 Cougars – all variants.

Results of Operations – First Quarter 2007 Compared with First Quarter 2006

The following table sets forth our unaudited consolidated statements of operations for the three month period ended March 31 for the years 2007 and 2006. The discussion and analysis that follows should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

Consolidated Statement of Operations
(unaudited)

	For the three months ended March 31,
	2007	2006	Difference	% Change
Revenues	$100,158,766	$34,802,585	$65,356,181	187.8
Cost of sales	78,403,575	28,164,816	50,238,759	178.4

Gross profit	21,755,191	6,637,769	15,117,422	227.7

S,G&A expense	14,378,611	5,859,537	8,519,074	145.4
R&D expense	4,841,819	663,590	4,178,229	629.6
Total S,G&A	19,220,430	6,523,127	12,697,303	194.7

Operating profit	2,534,761	114,642	2,420,119	2111.0

Interest expense	(9,613)	(807,324)	(797,711)	98.8
Other Income	1,788,093	27,049	1,761,044	6510.6

Net earnings/(loss) before tax	4,313,241	(665,633)	4,978,870	-748.0

Tax expense	1,800,000	—	(1,800,000)	N/A

Net earnings/(loss) after tax	$2,513,241	$(665,633)	$3,168,874	477.6

	For the three months ended March 31,
Net Sales	2007	2006
Net sales	$100,158,766	$34,802,585
% change compared with prior period	188%	—%

The increase in net sales in the first quarter of 2007 compared with the first quarter of 2006 is attributable to volume changes in the following:

Buffalo vehicles	22%
Cougar vehicles (all variants)	86%
Spares/Logistics	80%

	For the three months ended March 31,
Cost of Products and Services Sold	2007	2006
Cost of products and services sold	$78,403,575	$28,164,816
Gross Margin%	21.7%	19.1%

Gross margin increased in the first quarter of 2007 compared with the first quarter of 2006 by 2.6 percentage points due to reduced material cost, improved labor efficiencies and increased leverage of fixed cost.

	For the three months ended March 31,
Selling, General and Administrative Expenses	2007	2006
Selling, general and administrative expenses	$14,378,611	$5,859,537
Percent of sales	14.4%	16.8%

Selling, general and administrative expenses as a percentage of sales decreased in the first quarter of 2007 compared with the first quarter of 2006 by 2.4 percentage points due primarily to increased leverage of administrative cost to support the business partially offset by the establishment of a liquidated damages charge of $4,875,780 (3.8 percentage points) resulting from the delayed registration of the December Private Investment of Public Equity  (see Footnote 12 of the unaudited consolidated financial statements of this 10-Q).

	For the three months ended March 31,
Research and Development Expenses	2007	2006
Research and development expenses	$4,841,819	$663,590
% change compared with prior period	629.6%

Research and development expenses increased in the first quarter of 2007 compared with the first quarter of 2006 due primarily to increased expenditures incurred to develop the Cheetah product line.

	For the three months ended March 31,
Interest Expense	2007	2006
Interest and other financial charges	$(9,613)	$(807,324)
% change compared with prior period	(98.8)%

Interest charges decreased in the first quarter of 2007 compared with the first quarter of 2006 due to pay-off of the short term Longview Capital loan (August 2006) and the termination of the accounts receivable factoring agreement with G.C. Financial (June 2006).

	For the three months ended March 31,
Other Income	2007	2006
Other income	$1,788,093	$27,049
% change compared with prior period	661.1%

Other income increased in the first quarter of 2007 compared with the first quarter of 2006 due to interest income earned on investing the funds received from the December 2006 Private Investment of Public Equity.

	For the three months ended March 31,
Tax Expense	2007	2006
Tax expense	$1,800,000	$—
Effective tax rate	41.7%	—%

The effective tax rate increased in the first quarter of 2007 compared with the first quarter of 2006 by 41.7 points due principally to the requirement to pay taxes resulting from us generating a profit.

	Three months ended March 31,
Net Income	2007	2006
Net income	$2,513,241	$(665,633)
Earnings (loss) per share of common stock — assuming
dilution	$0.04	$(0.03)

The increase of $0.07 earnings per share in the first quarter of 2007 compared with the first quarter of 2006 results from  increased earnings  due to volume increases, improved gross margin percentages, higher interest income and lower interest expense partially offset by increased selling, general and administrative and research and development cost.

Backlog: On January 15, 2007, the U.S. Marine Corps awarded a firm fixed price contract for 15 Cougar Joint EOD Rapid Response Vehicles, or JERRV.  The value of this contract is approximately $9.4 million.

On January 26, 2007, the U.S. Marine Corps awarded us an Indefinite Delivery, Indefinite Quantity, or IDIQ, contract for the MRAP program.  This contract allows the U.S. Marine Corps to place delivery orders for up to 4,100 MRAP vehicles per ordering year for 5 years for a total possible vehicle quantity of 20,500.  On January 26, 2007, the U.S. Marine Corps issued a delivery order for 4 MRAP vehicles to be used in survivability and mobility testing as part of the program.  On February 14, 2007, the Marine Corps issued a second delivery order for 125 MRAP production vehicles.  The total value of these delivery orders is $74,636,994.

On February 14, 2007, Force Dynamics - a joint venture between Force Protection, Inc. and General Dynamics Land Systems, a business unit of General Dynamics Corporation announced it has received a $67.4 million contract award from the U.S. Marine Corps to produce 125 vehicles for its MRAP program.

On March 9, 2007, the U.S. Marine Corps issued a delivery order for an additional 19 Buffalo mine-protected vehicles worth an estimated $16.2 million.  On March 14, 2007, the Mastiff contract was modified to add 22 additional Mastiffs increasing the total Mastiffs to be delivered to 108 vehicles.

Subsequent to the quarter ended March 31, 2007,  on April 18, 2007, the U. S. Marine Corps announced a $6.9 million contract awarded to Force Dynamics to provide sustainment Integrated Logistics Support  for the U.S. Marine Corp’s MRAP program. On April 24, 2007, the U. S. Marine Corps released a delivery order for 300 Category I Cougar 4X4 and 700 Category II Cougar 6X6 vehicles for the U.S. Marine Corps’ MRAP program with a value of approximately $490 million. On May 3, 2007, we received an $8.867 million contract to produce Buffalo and Cougar mine-protected vehicles of the Canadian Expeditionary Force Command. Marine Corps Systems Command will administer the contract under a foreign military sales agreement.

Future Results: During the remainder of calendar year 2007, we expect to have incurred the majority of our presently anticipated infra-structure expansion costs and to achieve a substantially increased level of vehicle production capacity, resulting in increased revenues and profitability for such upcoming period. Set out below is a table showing actual deliveries of our vehicles during 2006 and the first quarter of 2007.

Vehicle Deliveries and Backlog

						Funded Backlog
	Q1-2006	Q2-2006	Q3-2006	Q4-2006	Q1 2007	(1) March 31, 2007
Buffalo	3	5	3	15	13	61
Cougar (all variants)	45	59	55	100	182	287
Total	48	64	58	115	195	348

(1) Excludes 17 vehicles (Buffalos, Cougars) that are on contract but not funded as of March 31, 2007. In addition, it does not include the post March 31, 2007 awards under the recently awarded MRAP program or those vehicles for the Canadian Expeditionary Force command or future MRAP orders.

Trends, Risks And Uncertainties

The results of our operations for the first quarter ended March 31, 2007 reflect the costs associated with our  continued growth, as we expand our manufacturing facility and capabilities to meet the expected demand for our vehicles for potential future and follow-on orders. This included substantial vehicle and automotive engineering work, manufacturing engineering development, hiring and training workforce and the expansion of our manufacturing and administrative facilities. We continue to face the challenges of expanding our manufacturing capacity to fully exploit all opportunities. These activities have required a significant commitment of short term resources, but we expect the long term benefits will be substantial.

We recognize there are risks associated with our on-going expansion activities. We continue to rely upon the U.S. Army and the U.S. Marine Corps for our sales, and if either customer elected not to issue further orders to us, it would have a dramatic impact upon our financial performance. In addition, if we are delayed in meeting the delivery schedule under contracts, we may be obligated to pay liquidated damages for any delayed vehicle, and in the event of any substantial failure to perform, the customer could cancel the contract and/or claim additional damages. Payment of liquidated damages could negatively impact our future liquidity, and since we are incurring significant costs associated with our expansion program based on the expectation of future contract revenues, loss of contracts would have a dramatic impact on both our liquidity and our financial performance. We currently do not have any reason to expect that our customers will choose to stop buying our vehicles or that any significant contracts will be cancelled.

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

Liquidity And Capital Resources

Cash Flow Summary:  Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the three months ended March 31, 2007 and 2006, are summarized as follows:

	For the three months ended March 31,
	2007	2006
Cash provided by (used for):
Operating activities	$(27,169,112)	$7,198,742
Investing activities	(16,697,796)	(641,960)
Financing activities	989,373	(1,627,553)

Net increase (decrease) in cash and cash equivalents	$(42,877,535)	$4,929,229

Cash provided by operating activities decreased by $34,367,854 during the first three months of 2007 compared with the first three months of 2006 primarily due to increased inventory as a result of higher sales, increased receivables as a result of higher sales, the termination of the factoring agreement with G.C. Financial and delays in receipt of performance based payments, partially offset by increased earnings and higher accounts payables.

Cash used for investing activities increased by $16,055,836 during the first three months of 2007 compared with the first three months of 2006 due primarily to the purchase of a research and test facility ($5,500,000), a facility to expand development and logistics training activities ($4,100,000), warehousing facilities, manufacturing equipment and infrastructure to support existing and future planned growth of the business.

Cash provided by financing activities increased by $2,616,926 during the first quarter of 2007 compared with the first quarter of 2006 primarily due to an increase in proceeds from exercised options of $1,011,500, and a reduction in the payment of debt of $1,250,000.

Uncertainties: The amount of working capital that we will require depends on several factors, including without limitation, the extent and timing of sales of our products, future inventory costs, the timing and costs associated with the expansion of our manufacturing, development, engineering and customer support capabilities, the timing and cost of our product development and enhancement activities and our operating results. The realization of a major portion of the assets shown on our balance sheet is dependent upon the success of such future operations.  We expect to be able to generate cash flows from operations sufficient to satisfy our cash requirements for the remainder of 2007, but if we are unable to do so, we may need to seek alternative sources of cash.

Inflation and Material Cost:  We do not believe that inflation has had or is likely to have any significant impact on our revenues, and we currently are not facing any material shortages of material or parts. We currently have enough steel on hand or on order to manufacture our existing contracts, and we continue to purchase steel anticipating future requirements. If the price of steel increases significantly, the cost of our products could increase, and we may not be able to pass on this cost under our current contracts. As a result, if the cost of our raw materials increases, our profitability on such current contracts, if any, could decrease.

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

Interest Rates

We have a Money Market account where excess cash is invested at LIBOR minus 40 bps.

Our current financing of debt is at a fixed rate, we are not currently directly at risk of interest rate fluctuations. As our financing needs change in the future, interest rate risk may become a more significant issue for us.

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

Changes in Internal Controls over Financial Reporting

As of the beginning of 2007, we have an Audit Committee comprised of three outside board members. They, along with management interviewed and engaged an outside audit firm more appropriate for the size and growth of our Company. During the first quarter of 2007, our Interim Chief Financial Officer was replaced with a permanent Chief financial Officer along with the finalization of a more robust accounting ERP system which is expected to be integrated during the second quarter of the current fiscal year. These actions have had and are expected to have a continued positive material affect over our financial reporting.

Code of Ethics

We have adopted a Code of Ethics that applies to all executive officers and other employees. Our Code of Ethics is available for review on our website at www.forceprotection.net.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

There have been no material changes with respect to this item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 1A — RISK FACTORS

There have been no material changes with respect to this item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We do not have a formal stock compensation plan, however we have issued stock to employees and non-employees from time to time as compensation for services rendered.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders during the quarter ended March 31, 2007.

ITEM 5 — OTHER INFORMATION

Note regarding our auditors

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

10.2

Series C Convertible Preferred Stock Purchase Agreement between the Company and eFunds Capital Partners, LLC, dated December 27, 2001 (included as exhibit 10.2 to the Form 8-K filed on January 7, 2002, and incorporated herein by reference).

10.3	Industrial Lease between the Company and Aerospace/Defense, Inc., dated September 2, 2003 (included as Exhibit 10.12 to the Form 10-QSB filed August 13, 2004, and incorporated herein by reference).

10.4

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

10.6	Royalty Agreement between the Company and J.J. van Eck, dated April 1, 2004 (included as exhibit 10.13 to the Form 10-QSB filed August 13, 2004, and incorporated herein by reference).

10.7	Contract between the Company and the U.S. Marines, dated April 21, 2004 (included as exhibit 10.14 to the 10-QSB filed August 13, 2004, and incorporated herein by reference).

10.8	Term Sheet between the Company and GC Financial Services, Inc., dated September 16, 2004 (included as exhibit 10.14 to the 10-QSB filed November 15, 2004, and incorporated herein by reference).

10.9

Letter re: Industrial Lease Agreement between the Company and Aerospace/Defense, Inc., dated July 13, 2004 (included as Exhibit 10.11 to the Form 10-QSB filed August 13, 2004, and incorporated herein by reference).

10.10	Letter Contract awarded to the Company by the Department of the Army dated November 18, 2004 (as described in the 8-K filed November 24, 2004, and incorporated herein by reference).

10.11	Employment Agreement between the Company and Gordon McGilton, dated January 27, 2005 (included as Exhibit 10.22 to the Form 10-KSB/A filed April 22, 2005, and incorporated herein by reference).

10.12	Employment Agreement between the Company and Ted McQuinn, dated February 4, 2005 (included as Exhibit 10.23 to the Form 10-KSB/A filed April 22, 2005, and incorporated herein by reference).

10.13

Order for Supplies or Services between the Company and U.S. Department of Defense, dated May 13, 2005 (included as Exhibit 10.1 to the Form 8-K filed May 18, 2005, and incorporated herein by reference).

10.14

Order for Supplies or Services between the Company and U.S. Department of Defense, dated May 18, 2005 (included as Exhibit 10.1 to the Form 8-K filed May 23, 2005, and incorporated herein by reference).

10.15

Order for Supplies or Services and Delivery Order between the Company and U.S. Department of Defense, dated September 23, 2005 (included as Exhibit 10.1 to the Form 8-K filed September 27, 2005, and incorporated herein by reference).

10.16	Purchase and Sale Agreement the Company and GC Financial Services, Inc., dated September 29, 2005 (included as Exhibit 10.1 to the Form 8-K filed July 8, 2005, and incorporated herein by reference).

10.17	Security Agreement the Company and GC Financial Services, Inc., dated September 29, 2005 (included as Exhibit 10.2 to the Form 8-K filed July 8, 2005, and incorporated herein by reference).

10.18	Purchase Order between the Company and Ricardo Engineering, dated September 29, 2005 (included as Exhibit 10.1 to the Form 8-K filed July 19, 2005, and incorporated herein by reference).

10.19

Solicitation/Contract/Order for Commercial Items and Delivery Order between the Company and the United States Marine Corps, dated September 7, 2005 (included as Exhibit 10.1 to the Form 8-K filed September 9, 2005, and incorporated herein by reference).

10.20	Engineering Services Agreement between the Company and TecStar, dated August 22, 2005 (included as Exhibit 10.31 to the Form 10-QSB filed November 11, 2005, and incorporated herein by reference).

10.21	Contract between the Company and the United States Army (included as Exhibit 10.36 to the Form 10-K filed April 13, 2006, and incorporated herein by reference).

10.22	Form of Common Stock Purchase Agreement, dated July 24, 2006 (included as exhibit 10.1 to the Form 8K filed on July 25, 2006, and incorporated herein by reference).

10.23

Production License Agreement between the Company and BAE Systems Land & Armaments, LP, dated June 13, 2006 (included as Exhibit 10.1 to the Form 10-Q filed August 14, 2006, and incorporated herein by reference).

10.24

Logistic Support Agreement between the Company and BAE Systems Land & Armaments, LP, dated June 13, 2006 (included as Exhibit 10.2 to the Form 10-Q filed August 14, 2006, and incorporated herein by reference).

10.25	Contract between the Company and the British Ministry of Defense, dated August 11, 2006 (included as Exhibit 10.1 to the Form 8-K filed August 17, 2006, and incorporated herein by reference).

10.26

Memorandum of Agreement and Cooperation between the Mechem, a division of Denel (PTY), Ltd., and the Company, dated September 28, 2006 (included as Exhibit 10.1 to the Form 8-K filed September 28, 2006, and incorporated herein by reference).

10.27

Memorandum of Understanding between the Company and General Dynamics Land Systems, Inc., dated November 9, 2006 (included as Exhibit 10.1 to the Form 8-K filed November 17, 2006, and incorporated herein by reference).

10.28

Memorandum of Understanding between the Company and Stewart & Stevenson Tactical Vehicle Systems LP d/b/a Tactical Vehicle Systems, a Division of Armor Holdings, Inc., dated November 10, 2006 (included as Exhibit 10.1 to the Form 8-K filed November 20, 2006, and incorporated herein by reference).

10.29	Form of Securities Purchase Agreement, dated December 20, 2006 (included as Exhibit 10.1 to the Form 8-K filed December 21, 2006, and incorporated herein by reference).

10.30	Certificate of the Company’s Corporate Secretary, dated January 10, 2007 (included as Exhibit 10.2 to the Form S-8 filed January 12, 2007, and incorporated herein by reference).

10.31	Common Stock Purchase Option issued by the Company to Gordon McGilton, dated January 10, 2006 (included as Exhibit 10.2 to the Form S-8 filed January 12, 2007, and incorporated herein by reference).

10.32	Common Stock Purchase Warrant issued by the Company to Gordon McGilton, dated October 31, 2006 (included as Exhibit 10.3 to the Form S-8 filed January 12, 2007, and incorporated herein by reference).

10.33	Letter contract issued to the Company by the U.S. Marine Corps, dated January 11, 2007 (included as Exhibit 10.1 to the Form 8-K filed January 18, 2007, and incorporated herein by reference).

10.34	Employment Offer Letter between the Company and Michael S. Durski, dated January 19, 2007 (included as Exhibit 10.1 to the Form 8-K filed January 25, 2007, and incorporated herein by reference).

10.35	Letter Contract issued to the Company by the United States Marine Corps, dated January 25, 2007 (included as Exhibit 10.1 to the Form 8-K filed February 5, 2007, and incorporated herein by reference).

10.36

Letter Contract issued to the Company by the United States Marine Corps dated February 14, 2007 (included as Exhibit 10.1 to the Form 8-K filed February 20, 2007, and incorporated herein by reference).

10.37	Letter Contract issued to the Company by the U. S. Marine Corps dated March 9, 2007 (included as Exhibit 10.1 to the Form 8-K filed March 15, 2007, and incorporated herein by reference).

10.38

Purchase and Sale Agreement between the Company and NEWTEC Services Group, Inc. dated March 9, 2007 (included as Exhibit 10.2 to the Form 8-K filed March 15, 2007, and incorporated herein by reference).

10.39

Asset Purchase Agreement between Force Protection Technologies, Inc. and Lati USA, Inc. dated March 22, 2007 (included as Exhibit 10.1 to the Form 8-K filed March 28, 2007, and incorporated herein by reference).

10.40

Assignment and Assumption Agreement between Force Protection Technologies, Inc. and Lati USA, Inc. dated March 22, 2007 (included as Exhibit 10.2 to the Form 8-K filed March 28, 2007, and incorporated herein by reference).

10.41

Post Closing Memorandum between Force Protection Technologies, Inc. and Lati USA, Inc. dated March 22, 2007 (included as Exhibit 10.3 to the Form 8-K filed March 28, 2007, and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORCE PROTECTION, INC.

Date: May 15, 2007
	By:	/s/ Gordon McGilton
Gordon McGilton
Chief Executive Officer

Date: May 15, 2007	By:	/s/ Michael Durski
Michael Durski
Chief Financial Officer
Principal Accounting Officer