Form 10-K/A
period 2006-12-31
FORCE PROTECTION INC
filed 2007-06-11
CIK 1032863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Mark One)

☒                              ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐                                 TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 001-33253

FORCE PROTECTION, INC.

(Exact name of issuer as specified in its charter)

Nevada	84-1383888
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9801 Highway 78, Building No. 1, Ladson, SC	29456
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (843) 740-7015

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, par value $0.001 per share.	NASDAQ Stock Market
(Title of class)	(Name of Each Exchange On Which Registered)

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

ITEM 1.                BUSINESS

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

The Cheetah series

The Cheetah is our newest vehicle series. It is designed specifically for reconnaissance, forward command and control, urban operations, and combines state-of-the-art ballistic and blast protection with the mobility of a unique light-armored vehicle. The U.S. military is planning to start replacement of the Humvee fleet in the 2009-2011 timeframe under the Joint Light Tactical Vehicle, or JLTV, program with hopes of accelerating the program to early 2008. The Cheetah is being developed as a potential platform for this market. Its speed and road handling make it ideal for homeland security missions. Given the size of the potential market for replacing the Humvee fleet that we believe to be in excess of 200,000 vehicles, it is a fair certainty that there will be strong competition from across the U.S. defense industrial base as well as from international companies for the JLTV program.

CUSTOMER ACTIVITY

Our primary customer is the U.S. Department of Defense where we service two principal services, the U.S. Army and the U.S. Marine Corps. In the twelve months ended December 31, 2006, approximately 59.2% of our revenues were derived directly or indirectly from the U.S. Army and approximately 14.3% from the U.S. Marine Corps. Additionally, 10.5% of our revenues were sales to foreign governments via the U.S. Department of Defense. We expect to continue to depend upon contracts with governmental agencies for a substantial portion of our revenue for the foreseeable future. In 2006, we also entered into contracts with the U.S. Department of Defense to provide vehicles for the Iraqi Army and the British Military of Defense through the Department of Defense’s Foreign Military Sales section. The vehicle design for the Iraqi Army is based on our Cougar design and is proprietary to Force Protection. We have field service representatives deployed to Iraq in support of this program.

The following chart illustrates our product deliveries in the last two calendar years and our backlog as of December 31, 2006:

Vehicle	2005	2006	Backlog
Buffalo	31	26	59
Cougar HEV	22	1	0
Cougar JERRV	18	173	8
Cougar MRAP	0	0	200
ILAV (Iraq)	0	55	102
Mastiff (British MOD)	0	30	55
Total	71	285	424

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

We believe our products are superior to other vehicles currently in use by the U.S. military for mine and blast protection. Existing military vehicles include Humvees and other non-armored utility support vehicles, or heavy-weight troop transport and offensive armor such as the Bradley Fighting Vehicle the (“Bradley”) or the M1A1 Abrams Tank (the “Abrams”). The un-armored utility vehicles offer a prime target for attack and efforts to “up-armor” these vehicles have not been totally successful due to the high costs associated with retrofitting armor onto the body of the vehicle and the increased mechanical wear caused by the weight of the armor. Conventional armored vehicles such as the Bradley and the Abrams offer protection from ballistic and blast threats, but are expensive, require substantial resources to maintain, are large and difficult to maneuver in crowded urban environments and are not well-suited to peace keeping missions due to their intimidating offensive weapon systems.

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

FORCE DYNAMICS LLC

On December 15, 2006, we entered into a joint venture agreement with General Dynamics Land Systems Inc., pursuant to which we agreed to work together to win and execute contracts for the MRAP Program, a U.S. joint services program to produce and provide lifecycle support to address the current threat of IEDs in the Middle East, as more fully described in solicitation number M67854-07-R-5000 issued by the Department of the Navy and the U.S. Marine Corps. Together with General Dynamics Land Systems, we formed a new Delaware limited liability company named Force Dynamics, LLC whose purpose will be to win contracts under the MRAP Program. Under the joint venture agreement, the MRAP Program is defined to include any and all solicitations and requests for proposals for MRAP production and Lifecycle Support and/or any follow up work that may be performed including any program name change, changed or future program requirements, product evolutions and technology insertions related to the MRAP vehicles whether for U.S. or international sales, or non-military/commercial sales. The scope of work to be undertaken by Force Dynamics is limited to the use of our Cougar 4x4 and 6x6 armored vehicles for the MRAP Category I and Category II requirements.

Our intent, along with that of General Dynamics Land Systems, as declared in the joint venture agreement, is to combine respective strengths to market and promote our Cougar vehicles for the Category I and Category II requirements of the MRAP Program. We will make available to each other our respective resources so that together, we may undertake to develop, manufacture, produce and sustain any vehicle contracts awarded under the MRAP program, in accordance with the plan set forth in the joint venture agreement. Both parties are expected to contribute resources equally to the venture, to share equally the costs and responsibilities associated with the performance of the joint venture and to share equally the resulting benefits. To this end, we agreed to divide the joint venture work between us on a 50%/50% basis and to divide revenues from the joint venture on the basis of 50% for General Dynamics Land Systems and 50% for us. Whenever practicable, Force Dynamics will act as the prime contractor for joint venture work, and we, along with General Dynamics Land Systems, shall act as the exclusive subcontractors; provided however that Force Dynamics, General Dynamics Land Systems and we intend to give effect to the production plan consistent with the undertaking of the Agreement.

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

PRODUCTION

Our manufacturing process includes production and/or assembly of all critical components of our vehicles as follows:

•       We utilize proprietary technology to design ballistic and blast protected vehicle capsules that we believe are capable of withstanding the explosive effects of landmines, IEDs and other blast threats encountered in wars, insurgency and urban conflicts.

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

ENVIRONMENTAL MATTERS

We are subject to federal, state, local and foreign laws and regulations regarding protection of the environment, including air, water, and soil. Our manufacturing business involves the use, handling, storage, and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials, such as batteries, solvents, lubricants, degreasing agents, gasoline and resin. We must comply with certain requirements for the use, management, handling, and disposal of these materials. We do not, however, maintain insurance for pollutant cleanup and removal. If we are found responsible for any hazardous contamination, any fines or penalties we may be required to pay or any clean up we are required to perform, could be very costly. Even if we are charged, and later found not responsible, for such contamination or clean up the cost of defending the charges could be high. If either of the foregoing occurs, our business, results from operations and financial condition could be materially adversely affected. We do not believe we have any material environmental liabilities or that compliance with environmental laws, ordinances, and regulations will, individually or in the aggregate, have a material adverse effect on our business, financial condition, or results of operations.

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

While we believe that we maintain all requisite licenses and permits and are in compliance with all applicable federal, state, local and foreign regulations, there can be no assurance that we will be able to maintain all requisite licenses and permits. The failure to satisfy those and other regulatory requirements could have a materially adverse effect on our business, financial condition, and results of operations.

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

Some government contracts are also subject to termination or renegotiation at the convenience of the government, which could result in a large decline in revenue in any given quarter. Although government contracts have provisions providing for the reimbursement of costs associated with termination, the termination of a material contract at a time when our funded backlog does not permit redeployment of staff could result in a reduction in the number of employees. In addition, the timing of payments from government contracts is also subject to significant fluctuation and potential delay, depending on the government agency involved. Any such delay could result in a temporary shortage in working capital.

We must comply with environmental regulations or we may have to pay expensive penalties or clean up costs.

We are subject to federal, state, local and foreign laws, and regulations regarding protection of the environment, including air, water, and soil. Our manufacturing business involves the use, handling, storage, and contracting for recycling or disposal of, hazardous or toxic substances or wastes, including environmentally sensitive materials, such as batteries, solvents, lubricants, degreasing agents, gasoline and resin. We must comply with certain requirements for the use, management, handling, and disposal of these materials. We do not maintain insurance for pollutant cleanup and removal. If we are found responsible for any hazardous contamination, we may have to pay expensive fines or penalties or perform costly clean-up. Even if we are charged, and later found not responsible, for such contamination or clean up, the cost of defending the charges could be high. If we do not comply with government regulations, we may be unable to ship our products or have to pay expensive fines or penalties. We are subject to regulation by county, state and federal governments, governmental agencies, and regulatory authorities from several different countries. If we fail to obtain regulatory approvals or suffer delays in obtaining regulatory approvals, we may not be able to market our products and services, and generate product and service revenues. Further, we may not be able to obtain necessary regulatory approvals. Although we do not anticipate problems satisfying any of the regulations involved, we cannot foresee the possibility of new regulations, which could adversely affect our business. Further our products are subject to export limitations and we may be prevented from shipping our products to certain nations or buyers.

Our earnings and margins depend on our ability to perform under our contracts and if we do not perform our margins may erode.

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

Building #3 has a lease term of three years starting July 15, 2004 with an option to renew for another five years. Annual rent is $258,000 for the first year plus utilities, taxes and maintenance, which will be adjusted by increases to the CPI rate with a minimum of 3% and a maximum of 7% per year. We have 80,096 square feet of space in Building #3 and 6,300 square feet in and adjacent paint and blast building. This building is used principally for manufacturing, manufacturing training and research and development.

On March 9, 2007, we purchased a blast range of approximately 306 acres in Edgefield County, South Carolina along with the purchase of selected assets and a three (3) year lease of an office building in Edgefield, South Carolina. The intended purpose of this transaction is to continue our research and development activities and to provide for the continued use of the blast range as a Federal ATF and South Carolina State licensed and pre-qualified Department of Defense Explosive Test facility for Force Protection Industries, and selected government/commercial clients

We have begun excavation in the Ladson complex for a new 90,500 square feet facility warehouse that includes an 8,000 square feet carpentry shop and 8,500 square feet for offices. This new warehouse is being designed to improve material handling efficiencies to support increased production volumes planned. This new facility will allow the redeployment of the current warehousing in Building #2 into additional manufacturing space for planned volume increases.

We are in the process of acquiring a new 60,000 square feet facility in Summerville, South Carolina. for the intended purpose of expanding research and development operations and to facilitate increased customer training requirements of products and applications. We intend to move the existing research and development operations housed in Building #3 to this new facility. We also intend for the current research and development space in Building # 3 to be redeployed into additional manufacturing space.

We have entered into a non-binding letter of intent to lease 120,000 square feet of an existing 422,000 square feet manufacturing facility located on approximately 90 acres in Florence, South Carolina. The agreement also provides for a surviving Right of First Refusal to match the terms of any offers received for the 302,000 square feet balance of the facility. We intend for this property to provide for additional manufacturing space for future planned products.

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

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET FOR OUR COMMON STOCK

Our common stock began trading on the OTC Bulletin Board on December 29, 1998 under the symbol “SJET.OB” and subsequently changed to “FRPT.OB.” We list our common stock on the NASDAQ Stock Market effective January 18, 2007 with the same ticker symbol. Bid and ask quotations for our common shares are routinely submitted by registered broker dealers who are members of the National Association of Securities Dealers on the NASD. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The following table shows, for the periods indicated, the high and low closing sales prices per share of our common stock.

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

	2001	2002	2003	2004	2005	2006
FPI	$100	$171	$93	$391	$87	$2,140
S&P 500	100	78	100	111	117	135
DJIA	100	85	109	115	117	139

ITEM 6.                SELECTED FINANCIAL DATA.

	2006	2005	2004	2003	2002
		Restated	Restated	Restated
Results of Operations
Net Sales	$196,017,446	$49,712,829	$10,272,757	$6,247,285	$2,606,634
Income (loss) from continuing operations	5,870,452	(14,404,622)	(11,953,803)	(5,155,690)	(5,373,377)
Loss from discontinued operations	—	—	—	(2,932,179)	—
Deferred tax benefit	12,326,491	—	—	—	—
Net Gain/(Loss)	18,196,943	(14,404,622)	(11,953,803)	(8,087,869)	(5,373,377)
Per Common Share
Earnings (Loss) from continuing operations
Basic	0.37	(0.51)	(0.62)	(0.63)	(1.58)
Assuming dilution	0.36	(0.51)	(0.62)	(0.63)	(1.58)
Common Stock Dividends	0.00	0.00	0.00	0.00	0.00
Financial Position at Year-End
Property plant and equipment, net	8,963,901	2,138,703	1,036,994	309,068	336,523
Total assets	274,391,312	39,776,535	13,627,196	1,620,114	2,615,451
Total debt	239,622	7,500,000	4,471,707	745,584	549,486
Shareholders’ Equity	217,854,807	(6,496,761)	2,558,483	(305,595)	803,450

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

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

EXPLANATORY NOTE

We will be filing an amendment to our Annual Report on Form 10-K for the year ended December 31, 2005 to amend and restate financial statements and other information for the years 2005, 2004 and 2003. The restatement adjusts our accounting for preferred stock and warrants issued to investors, accounting for stock-based compensation to employees and non-employees and accounting for rent expense on a straight-line basis. The financial information included in this 10-K referring to prior years ended December 31, 2005, 2004 and 2003 includes each accounting restatement. Given that we are still in the process of finalizing the restatement with the SEC, there is the potential that the restated numbers may change pending final resolution. We believe that the restatement did not have any material impact on our 2006 financial results.

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

RESULTS OF OPERATIONS

Consolidated Statement of Operations

	2006	2005	Change	% Change
		Restated
Revenues	$196,017,446	$49,712,829	$146,304,617	294.30%
Cost of Sales	158,994,626	46,428,615	112,566,011	242.45%
Gross Profit	37,022,820	3,284,214	33,738,606	1027.29%
G&A Expense	27,183,093	17,256,359	9,926,734	57.53%
R&D Expense	3,204,165	1,657,918	1,546,247	93.26%
Total G&A	30,387,258	18,914,277	11,472,981	60.66%
Operating Profit (Loss)	6,635,562	(15,630,063)	22,265,625	142.45%
Other Income/(Expense)	963,390	102,941	860,449	835.87%
Interest Expense	(1,728,500)	(1,708,291)	(20,209)	1.18%
Realized gain on derivative liability	—	2,830,791	(2,830,791)	-100.00%
Pretax Income (Loss)	5,870,452	(14,404,622)	20,275,074	140.75%
Deferred tax benefit	12,326,491	—	12,326,491	100%
Net Income (Loss)	18,196,943	(14,404,622)	32,601,565	226.33%

Revenue:   Our net sales grew 294%, over 2005 to $196.0 million. The increase was a result of strong demand for blast protected vehicles, increased ability to meet this demand and acceptance of our vehicles by customers as well as increased spare parts revenue.

Cost of Sales:   Cost of sales for the twelve months ended December 31, 2006 was $159.0 million, an increase of 242% percent over 2005 as a result of the increased demand and acceptance of our vehicles. Cost of sales as a percentage of net sales was 81% in 2006 as compared to 93% in 2005. This improvement in our gross profit is the result in part of increasing efficiency of our manufacturing operations. As we continue to expand our production capacity, we expect to achieve increased cost efficiency from volume purchasing, improvements in our manufacturing process and all the allocation of indirect costs across a broader production base, resulting in a projected decrease in the cost of sales as a percentage of gross revenue.

General and Administrative Expenses:   General and administrative expenses as a percentage of sales were 15.5% percent in 2006 compared with 38.0% in 2005. General and administrative expense was $30.4 million in 2006 and $18.9 million in 2005. Although we expect our General and Administrative expenses to increase as we continue to expand our production capabilities, it is expected to continue to decrease as a percentage of Net Sales as we achieve even greater efficiencies in our operations.

Deferred Tax Benefit:   The valuation allowance for deferred tax assets of $12.3 million was removed in 2006, as we expect to realize future earnings sufficient to fully utilize these accumulated tax benefits. This change resulted in a net increase in 2006 earnings of $12.3 million.

Net Income (Loss):   Net income for 2006 was $18.2 million as compared to net losses of $14.4 million in 2005. The net increase in profitability is primarily due to our higher production volumes, increasing cost efficiencies, and the reversal of the previously recorded valuation allowance for deferred tax assets.,

LIQUIDITY AND CAPITAL RESOURCES

Current Liquidity:   For the twelve month period ending December 31, 2006, we had a starting cash balance of $1.2 million and an ending cash balance of $156.3 million representing a net increase in our cash position for such period of $155.1 million. During this period we incurred negative cash flows from operations of $25.9 million due to the increases in accounts receivables and inventories from increased production and manufacturing activities as well as spending associated with our substantial infra-structure expansion to support our increased production capacity. To meet our cash needs during this period, we raised a net total of $188.6 million through various financing activities, including $185.8 million from the sale of 21,277,700 shares of our Common Stock.

Future Liquidity:   During the twelve month period ending December 31, 2006, we experienced negative cash flows from operations of $25.9 million and needed to rely on outside sources of working capital to meet our cash flow requirements. During the upcoming period ending December 31, 2007, we expect the infra-structure expenses we have incurred in connection with our production ramp-up may remain constant to provide for further production and manufacturing capabilities and to ensure delivery of expected orders in conjunction, we expect to experience positive cash flow from operations as we increase the volume of vehicle production.

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

BACKLOG

On June 2, 2006, we announced that on May 31, 2006 the U.S. Army Tank-Automotive and Armaments Command or TACOM awarded BAE Systems Land & Armaments L.P. of York, PA a delivery order in the amount of $180,503,000 as part of a $445,439,000 firm-fixed-price contract for the production and delivery of 378 Iraqi Light Armored Vehicles, or ILAV to be delivered to the Iraqi National Army. We have an agreement with BAE pursuant to which we will license to BAE the use of our Cougar vehicle as the basis for the ILAV design, and will act as BAE’s principal subcontractor to provide the manpower and other resources needed to produce 50% of the vehicles in Ladson, South Carolina. Pursuant to the terms of the agreement, we will receive a license fee of $8,027 for each ILAV vehicle manufactured by BAE under the ILAV contract. We will also provide 100% of the after sales service and support required under the TACOM agreement. As of December 31, 2006, we have delivered 55 ILAV vehicles with a backlog of 102 to be produced and delivered in 2007

On May 4, 2006, we announced that the U.S. Marine Corps awarded us a contract for 79 Cougar Joint EOD Rapid Response Vehicles, or JERRV. As of December 31, 2006, we delivered 71 of these vehicles leaving a backlog of 8 JERRVs to be produced and delivered in 2007.

On August 11, 2006, we announced that we had been awarded a contract by the British Ministry of Defense for more than 85 Cougar explosive ordnance disposal vehicles, also known as Mastiff Protected Patrol Vehicles or Mastiff PPV. The contract also includes associated spares, technical manuals, and field service support. The contract, administered through the U.S. Marine Corps System Command, is subject to price definitization. As of December 31, 2006, we delivered 30 of the Mastiffs leaving a backlog of 55 vehicles.

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

The total vehicle backlog across all programs as of December 31, 2006 was 369 vehicles:

•       Buffalo: 59 vehicles (15-US Army; 44-USMC)

•       Cougar JERRV: 8 vehicles

•       Cougar MRAP: 200 vehicles

•       ILAVs: 102 vehicles

•       Mastiff (British MOD): 55 vehicles

Supplemental awards:

On January 15, 2007, the U.S. Marine Corps awarded a firm fixed price contract for 15 Cougar JERRVs. The value of this contract is approximately $9.4 million.

On January 26, 2007, the U.S. Marine Corps awarded us an Indefinite Delivery, Indefinite Quantity or IDIQ contract for the MRAP vehicle program. This contract allows the U.S. Marine Corps to place delivery orders for up to 4,100 MRAP vehicles per ordering year for 5 years for a total possible vehicle quantity of 20,500. On January 26, 2007, the U.S. Marine Corps issued a delivery order for 4 MRAP vehicles to be used in survivability and mobility testing as part of the program. On February 14, 2007, the

Marine Corps issued a second delivery order for 125 MRAP production vehicles. The total value of these delivery orders is $74,636,994.

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

In the past, we have encountered some difficulties in securing the necessary components for our vehicles, for example armor steel, truck chassis, axle sets and ballistic glass. To mitigate this risk, we have identified multiple vendors for certain components to ensure we have alternate sources of supply if necessary. Additionally, we have implemented a program of advance purchasing and stockpiling of critical materials. For example, we currently have pre-purchased steel and truck parts to ensure availability of material needed for current and potential future orders. While we do not currently expect the potential non-availability of parts or raw materials to materially affect our operations, there is a possibility that delays or increased costs could negatively impact our financial performance if circumstances change. Apart from the foregoing, the main uncertainty about our future operations is whether we will continue to receive additional orders for our vehicles. It is impossible to predict with certainty whether such future orders will be placed by existing or new customers. If we do not receive future orders, it is unlikely that our business will continue. However, we believe our vehicles provide proven blast and ballistic protection, and that for so long as there is a risk of bodily harm to service personnel from explosive blasts, there will be a market for our products. A number of recent market surveys and requests for information issued by the U.S. military, for armored vehicles with characteristics substantially similar to ours, support this view.

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

Revenue Recognition:   Our revenue is derived principally from the sale of our vehicles and associated spare parts and training services. Revenue from product sales and spare part sales, net of an allowance for contractual adjustments, is recognized when the products or spare parts are delivered to and “formally” accepted by the customer. We define “formal acceptance” as taking place when a representative of the United States Government signs the United States Form DD250 entitled “Material Inspection and Receiving Report” which under the Federal Acquisition Regulations signifies contractual inspection and acceptance of the work performed by the contractor. It also acts as the contractual invoice creating payment liability on the United States Government. In accordance with standard industry practice, there is a representative from the United States Defense Contractor Manufacturing Agency, (“DCMA”), acting as a contractual representative of the United States Government present at our facilities. This DCMA representative inspects each vehicle as it is delivered by us and upon confirmation of the vehicle’s conformity with the contractual specifications the inspector signs the Form DD250 and formally accepts delivery of the vehicle. We only recognize revenues arising from its U.S. Government contracts upon execution of the Form DD250 by the DCMA inspector. Under some of our U.S. Government contracts, we receive performance based payments based on completion of specific milestones stipulated under the contract (for example, delivery of raw material to our Ladson facility). These payments are recorded as “deferred revenue” and carried on our balance sheet until the final delivery of the products and formal acceptance by the U.S. Government pursuant to the Form DD250. Upon acceptance of the products and the execution of the Form DD250, we recognize the full sale price of the product as revenue.

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

Concentration:   Our future operations and continued expansion are subject to a significant concentration risk. For the year 2006 and 2005, our revenues from military units of the U.S. Government accounted for 84% and 90% of total revenues, respectively. Our accounts receivable from military units of the U.S. Government for 2006 and 2005 amounted to 81% and 60%, of total accounts receivable, respectively.

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

Off-Balance Sheet Arrangements:   As of December 31, 2006, other than operating leases, the company had no off-balance sheet arrangements. (Refer to Footnote 7 of the Financial Statements included in this 10-K)

2005 Compared to 2004

Please refer to the Explanatory Note at the beginning of Item 7, Management’s Discussion and Analysis regarding restatement of financial results for these periods.

Revenue:   Our net sales grew 384% in 2005 over 2004, reaching $49.7 million. This sales growth came from increased volume of vehicle production and acceptance U.S. defense customer as well as increase spare parts revenue.

Cost of Sales:   Cost of sales increased 312% to $46.4 million in 2005 from 2004 due to the increased activity of vehicle production and the corresponding increased direct and indirect labor and material costs associated with manufacturing activities, as well as the recording of a warranty provision. Cost of sales as a percentage of net sales was 93% in 2005 and 110% in 2004. This improvement in our gross profit is the result in part of increasing efficiency of our manufacturing operations.

General and Administrative Expenses:   General and administrative expenses as a percentage of sales were 38 % in 2005 and 106% in 2004. General and administrative expense was $18.9 million in 2005 and $10.8 million in 2004. It is anticipated that General and Administrative expenses will increase as we continue to expand our production capabilities, but should decrease as a percentage of Net Sales as we achieve greater efficiencies.

Net Income (Loss):   Net loss was $14.4 million in 2005 and $12.0 million in 2004. The increased net loss was primarily a result of intensive infrastructure development in 2005, as well as an anticipated decline in vehicle production and delivery during the third and fourth quarters of 2005. This decline was due to the completion of contract backlog and the commencement of production under the JERRV contract. Additionally, there was a nonrecurring expense reserve of $2.0 million relative to the cost of configuration system upgrades.

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

As discussed in Note 1 to the financial statements, certain errors resulting in adjustments to the Company’s accounting for preferred stock and warrants issued to investors, accounting for stock-based compensation to employees and non-employees and accounting for rent expense on a straight-line basis as of December 31, 2006, 2005 and 2004, were discovered by management of the Company during the current year. Accordingly, the 2006, 2005 and 2004 financial statements have been restated to correct these errors.

/s/ JASPERS + HALL, PC
Denver, Colorado

March 2, 2007 (except as to the restatement discussed in Note 1 to the consolidated financial statements as to which the date is as of June 5, 2007)

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

/s/ JASPERS + HALL, PC
Denver, Colorado
March 2, 2007

FORCE PROTECTION INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
		Restated	Restated
Net Sales	$196,017,446	$49,712,829	$10,272,757
Cost of sales	158,994,626	46,428,615	11,266,998
Gross Profit	37,022,820	3,284,214	(994,241)
General and administrative expense	27,183,093	17,256,359	9,614,052
R & D expense	3,204,165	1,657,918	1,230,290
Operating Profit (Loss)	6,635,562	(15,630,063)	(11,838,583)
Other income	963,390	102,941	569,760
Interest expense	(1,728,500)	(1,708,291)	(684,980)
Realized gain on derivative liability	—	2,830,791	—
Earnings (Loss) from Operations	5,870,452	(14,404,622)	(11,953,803)
Deferred Tax Benefit	12,326,491	—	—
Net Earnings (Loss)	$18,196,943	$(14,404,622)	$(11,953,803)
Net earnings (loss)	$18,196,943	$(14,404,622)	$(11,953,803)
Accretion of Series D 6% convertible preferred stock	(1,297,134)	(2,041,697)	—
Preferred Dividends	(325,685)	(778,530)	—
Net Earnings/(Loss) available to common shareholders	$16,574,124	$(17,224,849)	$(11,953,803)
Basic earnings (loss) per common share	$0.37	$(0.51)	$(0.62)
Diluted earnings (loss) per common share	$0.36	$(0.51)	$(0.62)
Weighted-average shares used to compute:
Basic earnings (loss) per share	44,786,083	33,926,573	19,357,939
Diluted earnings (loss) per share	50,428,466	33,926,573	19,357,939

The accompanying Notes are an integral part of these financial statements.

FORCE PROTECTION INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006, 2005 and 2004

	2006	2005	2004
		Restated	Restated
ASSETS
Current Assets:
Cash	$156,319,004	$1,217,509	$2,264,406
Accounts receivable, net of allowance for contractual adjustments of $6,068,087 for 2006, $1,018,051 for 2005, and $0 for 2004	36,011,568	3,666,358	1,053,973
Inventories	60,396,297	32,486,776	9,029,913
Other current assets	374,051	267,189	241,910
Current Portion of Deferred Taxes	9,562,500	—	—
Total current assets	262,663,420	37,637,832	12,590,202
Investment in Challenger Powerboats Inc, net of valuation allowance	—	—	—
Long Term Portion of Deferred Taxes	2,763,991	—	—
Property Plant and equipment, net	8,963,901	2,138,703	1,036,994
Total Assets	$274,391,312	$39,776,535	$13,627,196
LIABILITIES & SHAREHOLDERS’ EQUITY
LIABILITIES
Current Liabilities:
Accounts payable	$38,653,813	$14,688,855	$1,867,363
Other accrued liabilities	2,968,859	1,898,020	1,354,466
Contract liabilities	1,850,000	1,686,062	729,461
Loans payable	—	7,500,000	360,975
Line of Credit	—	—	4,000,000
Current portion of long term liabilities	71,685	—	—
Deferred revenue	12,824,211	12,598,921	2,645,716
Total Current Liabilities	56,368,568	38,371,858	10,957,981
Long-term debt:
Other long term liabilities	167,937	—	110,732
Total Liabilities	56,536,505	38,371,858	11,068,713
Commitment and Contingencies (See Note 7)
Preferred stock series D, $0.001 par value, authorized: 20,000 shares, issued and outstanding: 0,13,004, 0 shares; for the years 2006, 2005 and 2004 respectively;	—	7,901,438	—
SHAREHOLDERS’ EQUITY
Preferred stock: $0.001 par value, authorized: 10,000,000 shares	—	—	—
Preferred stock series B, $0.001 par value, authorized: 25 shares issued and outstanding 0, 0, 19.5 shares; for the years 2006, 2005 and 2004 respectively;	—	—	—
Preferred stock series C, $0.001 par value, authorized: 150 shares, issued and outstanding 0,0,0 shares; for the years 2006, 2005 and 2004 respectively;	—	—	—
Common stock, $0.001 par value, authorized: 300,000,000, issued and outstanding: 66,762, 566, 36,114,216, 19,357,938 shares; for the years 2006, 2005 and 2004	66,763	36,114	19,357
Warrants	—	5,780,952	2,843,874
Shares to be issued	31	—	—
Beneficial Conversion Feature	—	—	19,338,330
Additional Paid-in Capital	249,694,850	38,714,893	35,633,491
Accumulated deficit	(31,906,837)	(51,028,720)	(55,276,569)
Total Shareholders’ Equity	217,854,807	(6,496,761)	2,558,483
Total Liabilities and Shareholders’ Equity	$274,391,312	$39,776,535	$13,627,196

The accompanying Notes are an integral part of these financial statements.

FORCE PROTECTION INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2005 and 2004

Series B		Series C						Shares to	Additional
Preferred Stock		Preferred Stock		Common Stock				be Issued	Paid-in	Accumulated
Shares	Par $.001	Shares	Par $.001	Shares	Par $.001	Warrants	BCF	0	Capital	Deficit	Total

Balance, December 31, 2003	10	$0	132	$0	10,190,021	$10,190	$4,862,765	$282,890	$0	$18,805,887	$(24,267,327)	$(305,595)
Issuance of common stock for cash	0	0	0	0	2,982,717	2,983				7,200,234	0	7,203,217
Issuance of common stock for services—Third Parties	0	0	0	0	163,501	163				496,793	0	496,956
Issuance of common stock for Compensation—Directors & Employees	0		0		616,682	617				1,431,187		1,431,804
Issuance of common stock for cash (Warrant net change)	0		0		2,757,618	2,758	(2,259,965)			6,352,054		4,094,847
Cancellation of Common shares					(304,167)	(304)				304		0
Issuance of common shares for Debt					20,421	20				124,956		124,976
Conversion of preferred stock to common stock	(1)		(80)		2,931,145	2,931				(2,931)	0	0
Conversion between preferred Series B and Series C	11		(105)		0	0				0	0	0
Change in Benficial Conversion Feature	0		0					18,819,416			(18,819,416)	0
Issuance of Preferred Stock for Cash	0		1		0	0				10,000	0	10,000
Issuance of preferred stock for compensation	0		38		0	0				1,316,081	0	1,316,081
Issuance of preferred stock for conversion of debt	0		20		0	0				200,000	0	200,000
Rescinded and Redemption of preferred stock	0		(6)		0	0	0			(60,000)	0	(60,000)
Net loss	0		0		0	0					(11,953,803)	(11,953,803)
Balance, December 31, 2004	20	$0	0	$0	19,357,938	$19,358	$2,602,800	$19,102,306	$0	$35,874,565	$(55,040,546)	$2,558,483
Issuance of common stock for cash	0	0	0	0	185,321	185	0			513,806	0	513,991
Issuance of common stock for compensation	0	0	0	0	51,616	52				125,357	0	125,409
Issuance of common stock for settlement agreements	0	0	0	0	53,467	53				144,842	0	144,895
Issuance of common stock for interest	0	0	0	0	14,876	15				20,626	0	20,641
Issuance of Common Stock as Series D dividend shares	0	0	0	0	281,697	282				418,148	(418,430)	0
Issuance of Common Stock to round up post split shares	0	0	0	0	3,079	3				6,075	0	6,078
Issuance of common stock for cash-warrants	0	0	0	0	114,376	114	(122,903)			334,418	0	211,629
Warrant issued for Series D placement	0	0	0	0			200,071			(200,071)		0
Conversion of Series Series D preferred stock to common stock	0	0	0	0	1,331,429	1,331				1,440,694		1,442,025
Accretion of Series D Preferred Stock	0	0	0	0						(2,041,697)		(2,041,697)
Reclassification of Series D Warrants from Liability	0	0	0	0			5,173,409					5,173,409
Dividends for Series D-cash	0	0	0	0							(100,020)	(100,020)
Dividends for Series D-accrued											(260,080)	(260,080)
Conversion of Series B preferred stock to common stock	(20)	0	0	0	14,803,750	14,804	0			(14,804)	0	0
Benficial Conversion Feature	0	0	0	0				(19,102,306)			19,102,306	0

Common Share Grants cancelled	0	0	0	0	(83,333)	(83)		(209,916)		(209,999)
Stock Based Compensation (FAS 123R)									92,671	92,671
Warrants-net (expired & issued) not including Series D	0	0	0	0			(2,072,425)	2,302,850		230,425
Net loss	0	0	0	0	0	0		0	(14,404,621)	(14,404,621)
Balance, December 31, 2005	0	$0	0	$0	36,114,216	$36,114	$5,780,952	$0	$0	$38,714,893	$(51,028,720)	$(6,496,761)
Issuance of common stock for cash (PIPE’s)	0		0		21,250,000	21,250	0	0	0	185,806,511	0	185,827,761
Issuance of common stock for stock options exercised					1,000	1	0	0	4	5,996	0	6,001
Issuance of common stock for compensation	0		0		313,644	314	0	0	27	883,248	0	883,589
Issuance of common stock for settlement agreements	0		0		30,000	30	0	0	0	187,470	0	187,500
Issuance of common stock for dividends on Series D	0		0		8,937	9	0	0	0	48,816	(48,825)	0
Issuance of Cash for dividends on Series D					0	0	0	0	0	0	(276,860)	(276,860)
Accretion of Series D Preferred Stock	0	0	0	0						(1,297,134)		(1,297,134)
Issuance of common stock for cash—warrants					2,852,140	2,852	(5,780,952)	0	0	16,152,672	0	10,374,572
Conversion of Series D preferred stock to common stock					6,192,628	6,193	0	0	0	9,192,378	0	9,198,571
Stock based compensation (FAS 123R)					0	0	0	0	0	0	1,250,625	1,250,625
Net earnings (loss)	0	0	0	0	0	0	0	0	0	0	18,196,943	18,196,943
Balance, December 31, 2006	0	$0	0	$0	66,762,565	$66,763	$0	$0	$31	$249,694,850	$(31,906,837)	$217,854,807

The accompanying Notes are an integral part of these financial statements.

FORCE PROTECTION INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004
(In dollars)

	2006	2005	2004
		Restated	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings (loss) from continuing operations	$18,196,943	$(14,404,622)	$(11,953,803)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	769,454	386,152	207,271
Deferred Tax Benefit	(12,326,491)	—	—
Realized gain on derivative liability	—	(2,830,791)	—
Stock issued for services and compensation	883,589	(84,590)	3,244,841
Common stock issued for settlement	187,500	144,895	—
Common stock issued for interest	—	20,641	—
Stock based compensation	1,250,625	—	—
Change in assets and liabilities:
Decrease (increase) in accounts receivable	(32,345,210)	(2,612,385)	(909,041)
Decrease (increase) in inventories	(27,909,521)	(23,456,863)	(8,202,576)
Decrease (increase) in other current assets	(106,862)	(25,279)	(181,910)
Increase (decrease) in accounts payable	23,964,958	12,821,492	1,152,297
Increase (decrease) in other accrued liabilities	1,125,762	543,554	1,603,942
Increase (decrease) in contract liabilities	163,938	956,601	549,077
Deferred Revenue	225,290	9,953,205	2,436,541
Net cash used in operating activities	(25,920,025)	(18,587,990)	(12,053,361)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(7,536,693)	(1,511,337)	(935,197)
Proceeds from sale of assets	—	155,442	—
Net cash used in investing activities	(7,536,693)	(1,355,895)	(935,197)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Private Placement common stock	185,827,761	—	—
Proceeds from issuance of common stock	—	513,991	11,298,064
Proceeds from issuance of Series D preferred stock	—	15,305,965	—
Redemption of Preferred Stock	—	—	(50,000)
Preferred Stock Dividends paid	(276,860)	(100,020)	—
Issuance of common stock for cash-warrants	10,374,572	211,629	—
Issuance of common stock for stock options exercised	6,001	—	—
Proceeds from (Payments on) loans, net	(7,500,000)	7,139,025	(175,187)
Proceeds from (Payments on) Line of Credit, net	—	(4,000,000)	3,823,039
Proceeds from (Payments on) long term liabilities	239,622	(110,732)	78,271
Payments on Capitalized lease	(112,883)	(62,870)	—
Net cash provided by Financing Activities	188,558,213	18,896,988	14,974,187
Net increase (decrease) in cash	155,101,495	(1,046,897)	1,985,629
CASH—beginning of period	1,217,509	2,264,406	278,777
CASH—end of period	$156,319,004	$1,217,509	$2,264,406
Interest Paid	$1,722,119	$1,010,160	$454,512
Taxes Paid	—	—	—

The accompanying Notes are an integral part of these financial statements.

FORCE PROTECTION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These notes are an integral part of the Company’s financial statements set forth above.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Restated)

2006 Amendment

The financial information included in this 10-K referring to the year ended December 31, 2006 has been amended to include the effect of the updated restatement to the financial statements for the year ended 2005 (see Note 1, 2005 and 2004 Restatement), and the effect on the basic earning per shares (EPS) of accretion on preferred stock and the calculation of weighted average common shares used to compute diluted earnings per share.

Earnings Per Share

The Company has reviewed the Financial Accounting Standards Board’s Statement of Financial Accounting Standard No. 128—Earnings Per Share (EPS) and determined that income available to common shareholders did not include the accretion related to preferred stock and the weighted average number of common shares outstanding used to calculate diluted earnings per share did not give effect to common shares issued upon conversion for the entire year.

Effects of Amendment

Effects on Consolidated Balance Sheet

2006
Increase in Additional Paid-in-capital	374,309
Increase in Accumulative deficit	374,309

Effects on Earnings Per Share

2006
Decrease in Basic earnings per common share	$(0.03)
Decrease in Diluted earnings per common share	$(0.03)

2005 and 2004 Restatement

Restatement of Accounting for Preferred Stock and Warrants Issued to Investors

Force Protection, Inc. (the “Company”) will be filing an amendment to its Annual Report on Form 10-K for the year ended December 31, 2005 to amend and restate financial statements and other information for the years 2005 and 2004. The restatement adjusts the Company’s accounting for preferred stock and warrants issued to investors, accounting for stock-based compensation to employees and non-employees and accounting for rent expense on a straight-line basis. The financial information included in this 10-K referring to prior years ended December 31, 2005 and 2004 includes each accounting restatement. Given that the company is still in the process of finalizing the restatement with the SEC, there is the potential that the restated numbers may change pending final resolution. The Company believes that the restatement did not have any material impact on its 2006 financial results.

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

The Company has reviewed its accounting for preferred stock and warrants issued to investors as follows:

•       Series B and Series C Convertible Preferred Stock are recorded as equity at fair value using the Black-Scholes Method at the time of issuance using a one year holding period assumption.

•       A Beneficial Conversion Feature (BCF) treated as equity is created when the value received for each issuance is less than the fair value from the Black-Scholes calculation. Changes in conversion rates of Preferred Stock into Common Stock also can create a Beneficial Conversion Feature if the Preferred Stock can be converted into more common shares than at issuance or last amendment.

•       Series D 6% Convertible Preferred Stock is recorded at fair value equaling the net cash proceeds from issuance minus the fair value of warrants issued in conjunction with the Series D 6% Convertible Preferred Stock. The Series D Preferred Stock falls outside the scope of SFAS No. 150 but the guidance in Rule 5-02.28 of Regulation S-X, Accounting Series Release No. 268 (ASR 268) and EITF Topic D-98: “Classification and Measurement of Redeemable Securities” are applicable. As such, the Company has recorded the Series D Preferred Stock as mezzanine equity on the accompanying balance sheet. Dividends for Series D 6% Convertible Preferred Stock were distributed either as Common Stock shares or in cash.

•       The warrants issued in conjunction with the Series D 6% Convertible Preferred Stock were initially recorded at fair value as a liability as liquidating damages were paid as a result of a late SEC registration of the underlying Common Stock. The Black-Scholes Method was used to determine the fair value at issuance using a three year holding period. These warrants are adjusted each reporting period to the new fair value using the Black-Scholes Method until the registration was accepted by the SEC. At that point, the fair value using the Black-Scholes Method was reclassified into Equity. A realized gain on derivative liability in the amount of $2,830,791 was recorded in 2005 as a result of the change in fair value from issuance to reclassification to equity for these warrants.

•       Other warrants are recorded at fair value using the Black-Scholes Method.

Restatement of Accounting for Stock-Based Compensation for Services and Compensation.

The Company has reviewed its accounting for stock based compensation issued for services and compensation during 2005, 2004 and 2003 taking into account, where applicable, Financial Accounting Standards Board’s Statement of Financial Accounting Standard No. 123. Stock based compensation issued for services and compensation were valued at the market price at the time of issuance. As a result of revaluation, a reduction in expense of $565,035 was recorded in 2005 and additional expense of $1,621,985 and $2,946,137 was recorded in 2004 and 2003.

The Company has reviewed the Financial Accounting Standards Board’s Statement of Financial Accounting Standard No. 123(Revised) (“SFAS 123(R)”) and has determined that the Company will adopt SFAS 123(R) as of July 1, 2005. Stock option expense of $92,671 was recorded for 2005.

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

Effects of Restatement

Effects on Statements of Earnings

	2005	2004
Increase in cost of sales	2,012,989	—
Increase in general and administrative expense	669,745	1,701,970
Increase in operating loss	2,682,734	1,701,970
Increase in unrealized gain	2,830,791	—
(Decrease) in non recurring warranty expense	(2,012,089)	—
Increase/(decrease) in loss from continuing operations before tax	(2,161,046)	1,701,970
Increase/(decrease) in net (loss)	(2,161,046)	1,701,970

Effects on Balance Sheet

	2005	2004
(Decrease) in accounts receivable	(367,233)	—
(Decrease) in total assets	(367,233)	—
Increase in other accrued liability	279,569	124,575
(Decrease) in contract liabilities	(367,233)	—
Increase in total liabilities	(87,654)	124,575
Increase in mezzanine equity—Series D preferred stock	7,901,438	—
Increase in Warrants	5,779,452	2,601,300
Increase/(decrease) in beneficial conversion feature	(19,102,306)	19,102,306
Increase/(decrease) in accumulated deficit	1,815,639	23,078,723
Increase/(decrease) in shareholders equity	(8,181,007)	(124,573)

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

Inventories

Inventories are stated at the lower of cost or market. The cost is determined under the first-in-first-out (FIFO) valuation method. An allowance for excess or obsolete inventory is maintained by the Company. The Company determines an appropriate balance in this account based on historical data and specific identification of certain inventory items.

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

Stock-Based Compensation

The Company applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for those plans through June 30, 2005.

In December 2004, FASB issued Statement No. 123(R), Share-Based Payment, which establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of equity instruments. Effective on July 1, 2005, the Company adopted SFAS 123(R), which requires the Company to recognize the grant-date fair value of stock options and equity based compensation issued to employees in the statement of operations. The statement also requires that such transactions be accounted for using the fair-value-based method, thereby eliminating use of the intrinsic method of accounting in APB No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN No. 48 is effective for Force Protection in the first quarter of fiscal 2007. The Company is currently assessing the impact that FIN No. 48 will have on the results of its operations, financial position, or cash flows.

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

NOTE 2—CONCENTRATIONS

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

NOTE 3—ACCOUNTS RECEIVABLES & “DEFINITIZATION”

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

NOTE 4—INVESTMENT IN CHALLENGER POWERBOATS INC.

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

NOTE 7—COMMITMENTS AND CONTINGENCIES

Other Accrued Liabilities

The Company’s other accrued liabilities include the following:

	2006	2005	2004
Compensation and benefits	$1,222,143	$1,396,024	$1,195,705
Vehicle Fee Payable	1,139,250	—	—
Liquidated damage settlement	607,466	—	—
Dividends on preferred stock	—	260,080	—
Common Stock shares to be issued	—	212,606	—
Other	—	29,310	158,761
Total	$2,968,859	$1,898,020	$1,354,466

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

Vehicle Fees

The Company is party to a Memorandum of Understanding with Mechem, a division of Denel PTY, a South African company pursuant to which Mechem agreed for a period of five years to work exclusively with the Company and not to cede, dispose or transfer to any third party other than the Company any of its technology, IPR or other proprietary information relating to its armored vehicles systems including, but not limited to, designs, drawings, full technical specifications, test data, hardware and software designs and technologies, supplier’s list, know-how and all and every piece of information and data relevant to such systems. In exchange for such exclusivity the Company agreed to pay Mechem a “vehicle fee” for every Buffalo, Cougar and Tempest the Company manufactures and sells. The Company is not obligated to pay a vehicle fee in respect of other vehicles it manufactures and sells. On September 13, 2006 the Company executed a new Memorandum of Agreement with Mechem, extending the period of exclusivity for an additional five years, and adding a provision that Mechem would upon request by the Company provide expertise and know-how on a “work for hire” basis to advise, assist and support the Company in its marketing activities. The Company also agreed to make a one time payment of $394,500 to Mechem, representing vehicle fees in respect of Cougar vehicles previously delivered and sold by the Company during 2005 and 2006. The agreement with Mechem expires in September 2011.

The Company is also party to an agreement with CSIR Defencetek (a division of the Council for Scientific and Industrial Research) a statutory council established in accordance with the Laws of the Republic of South Africa, pursuant to which the Company is obligated to pay the CSIR a similar vehicle fee. The agreement with the CSIR expires in March 2007.

The following table is a summary of the vehicle fees to be paid per vehicle:

	Mechem	CSIR
Buffalo	$5,000	$3,000
Cougar	$1,500	$1,500
Tempest	$3,000	$1,500
Cheetah	$0	$0

Table of Contractual Obligations

The following is a table outlining the Company’s actual and projected significant contractual obligations as of December 31, 2006:

	For the Years Ended
	2007	2008	2009	2010	2011	Total
Operating Lease Commitments	$1,624,286	$992,479	$56,609	—	—	$2,673,374
Capital Equipment Note Payments	$92,608	$92,608	$69,456	—	—	$254,672
Mechem—Vehicle Fees(1)	Variable	Variable	Variable	Variable	Variable	Variable
CSIR—Vehicle Fees(2)	Variable	Variable	—	—	—	Variable
Total	$1,716,894	$1,085,087	$126,065	—	—	$2,928,046

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

NOTE 8—DEFERRED REVENUE

The Company only recognizes revenue from the sales of its vehicles upon formal acceptance by its customers. However, the Company does receive performance based payments in accordance with agreed milestones under some of its government contracts. The Company records such performance based payments as deferred revenue and carries them on its balance sheet until formal acceptance by the customer. As of December 31, 2006, 2005 and 2004 the Company had $12,824,211, $12,598,921 and $2,645,716, respectively as deferred revenue resulting from its contracts with the U.S. Army and the U.S. Marines.

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

On April 20, 2006, the Company paid $1,000,000 against the principle balance of the Notes and extended the maturity date on the Notes and the Ashford Note for an additional 60 days, through June 20, 2006. The Company paid $55,000 to Longview and $50,000 to Fort Ashford in cash as compensation for this extension.

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

NOTE 10—FACTORING OF ACCOUNTS RECEIVABLE

The Company entered into an agreement with GC Financial Services, Inc. on June 29, 2005, pursuant to which the Company agreed to sell accounts receivables under our JERRV Contract (M67854-05-D-5091) in an amount not to exceed $63,000,000. Under the terms of such agreement, the Company received 98.1% of the value of receivables sold to the Factor within 24-48 hours of delivery of the invoice. During June 2006, the Company exceeded the agreed maximum value of receivable to be factored under the Factoring Agreement. On June 22, 2006, the Factoring Agreement was terminated and no further obligation remained between the Company and GC Financial Services, Inc.

The Company entered into an agreement with GC Financial Services, Inc. on June 28, 2004, pursuant to which the Company agreed to sell accounts receivables under our Buffalo contracts with the U.S. Army. Under the terms of such agreement, the Company receives approximately 98% of the value of receivables sold to the Factor within 24-48 hours of delivery of the invoice. The Factor was granted a security interest in the Company’s assets and retained the right of full recourse against the Company. The Company terminated such agreement in January 2005.

The Company’s factoring transactions in 2006, 2005 and 2004 are summarized below:

	Year Ended	Year Ended	Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004
Sale of Receivables to Factor	$44,692,632	$17,170,086	$11,895,363
Payments to Factor	(45,482,504)	(16,380,214)	(11,294,319)
Balance at end of period	$—	$789,872	$601,044
Charges by Factor	$849,160	$311,443	$237,907

NOTE 11—STOCKHOLDERS’ EQUITY

The Company was originally incorporated on November 27, 1996 as a Colorado corporation. The Company incorporated Force Protection, Inc, a Nevada corporation on December 13, 2004 and effected a merger with Force Protection, Inc., a Colorado corporation, on January 1, 2005. The Colorado Corporation was dissolved upon the merger. The Company has continued its operations as the Nevada Corporation from January 1, 2005 forward. The Company has the authority to issue 310,000,000 shares, in aggregate, consisting of 300,000,000 shares of common stock and 10,000,000 shares of preferred stock, of which 1,600 have been designated “Series A,” 25 of which have been designated as “Series B,” 150 of which have been designated as “Series C” and 20,000 of which have been designated as “Series D.” At all times through December 31, 2004, the Company’s stock was all issued at “no par value.” By shareholder’s resolution effective January 1, 2005, all classes of stock were declared to have a par value of $0.001 per share. For further information regarding Series D 6% Convertible Preferred Stock, please refer to the separate footnote disclosure in Note 12.

The preferred stock has the following characteristics:

Dividends—Each holder of preferred stock shall be entitled to receive dividends in cash, stock or otherwise, if, when and as declared by the Company’s board of directors, with the exception of the preferred stock designated as Series A, which shall not be entitled to receive dividends. However, the Company will not declare or pay a dividend to common stockholders without first declaring and paying a dividend to the preferred shareholders. Each share of Series D Preferred Stock is specifically entitled to 6% cumulative dividends, payable semi-annually in cash or common stock. See Note 12 for further details regarding Series D 6% Convertible Preferred Stock.

Liquidation—In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company, the assets of the Company available for distribution to its stockholders shall be distributed as follows:

(a)           Series A Preferred Stock shall rank senior to Series B Preferred Stock, Series C Preferred Stock, Series D 6% Convertible Preferred Stock and common stock;

(b)          Series B Preferred Stock shall rank junior to Series A Preferred Stock, senior to Series C Preferred Stock, Series D 6% Convertible Preferred Stock and common stock;

(c)           Series C Preferred Stock shall rank junior to Series A Preferred Stock, Series B Preferred Stock and senior to Series D 6% Convertible Preferred Stock and common stock;

(d)          Series D 6% Convertible Preferred stock shall rank junior to Series A Preferred Stock Series B Preferred Stock, Series C Preferred Stock and senior to common stock; and

(e)           Common stock shall rank junior to Series A, B, C and D 6% Convertible Preferred Stock.

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

Conversion—Series A Preferred Stock shall convert into common stock at a rate of $4.00 per share, as adjusted accordingly. Each share of Series B Preferred Stock shall convert into 759,167 shares of common stock. Each share of Series C Preferred Stock shall convert into 75,917 shares of common stock. Each share of Series D 6% Convertible Preferred Stock shall convert into common stock at $2.10 per share.

In connection with the private placement sale of the Company’s common stock on January 19, 2005, the Company and the holders of Series B and Series C Preferred Stock agreed to convert all shares of the Series B and Series C Preferred Stock outstanding to shares of the Company’s common stock. As a result, all shares of Series B and Series C Preferred Stock were converted into common effective January 19, 2005. The Series D 6% Convertible Preferred Stock issued in connection with the January 19, 2005 private placement remained outstanding following the conversion of the Series B and Series C Preferred Stock. All outstanding shares of the Series D 6% Convertible Preferred Stock were converted in full in 2006, and no shares of the Series D 6% Convertible Preferred Stock remain outstanding as of September 30, 2006. Series D 6% Convertible Preferred Stock has been classified as Mezzanine Equity by the Company. Please refer to Note 12 for further details regarding Series D 6% Convertible Preferred Stock.

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

The following disclosures reference accounting guidelines and certain accounting treatments which the Company has used throughout 2006, 2005 and 2004. The Company considers the following terms and definition significant in ensuring the reader of these financial statements understands the accounting treatments applied by the Company:

•       The Emerging Issues Task Force (“EITF”) provides accounting guidance and interpretations on emerging issues in business and accounting.

•       Statements on Financial Accounting Standards (“SFAS”) are a primary source of accounting guidance under which many of the Company’s accounting policies are based.

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

•       The Black-Scholes option pricing model (Black-Scholes) is an analytical model used to value an option to purchase a security based on certain market fundamentals such as the volatility of a security, the market for effective interest rates over a period of time and constraints placed on the option to purchase the security such as time horizons or the expiration of the option to purchase the security. The Company utilizes Black-Scholes to value stock options issued to employees, preferred stock issued to employees and service providers, preferred stock purchased by investors and warrants issued to investors.

During the year ended December 31, 2006, the Company recorded the following transactions within its stockholders’ equity accounts:

COMMON STOCK TRANSACTIONS

•       On July 24, 2006, the Company closed a private placement sale and issued 8,250,000 shares of common stock to investors for gross proceeds of $41,250,000. Net proceeds received after expenses were $39,187,500.

•       On December 20, 2006, the Company closed a private placement sale and issued 13,000,000 shares of common stock to investors for gross proceeds of $152,750,000. Net proceeds received after expenses were $146,640,261.

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

•       On June 2, 2006, the Company granted and issued 12,500 shares of its unregistered common stock to a member of the Company’s board of directors, valued at $40,500 as compensation due under a previous employment contract with the Company. During 2006, the Company granted and issued 165,202 shares of its unregistered common stock valued at $405,786 under various employment agreements. Included within these issuances were common stock issuances related to certain employee agreements which were modified during 2006. A total of 233,418 shares of common stock were rescinded as a result of the modifications to employee agreements. These transactions resulted in a reduction of the total stock-based compensation for 2006 of $224,688.

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

PREFERRED STOCK TRANSACTIONS

Series D 6% Convertible Preferred Stock:

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

•       During 2006, various warrants were exercised and the Company issued 218,807 shares of common stock for gross proceeds of $499,573.

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

•       41,666 shares of the Company’s common stock valued at $112,499 were issued to a director, a member of the board of directors, for services rendered to the Company. An expense of $112,499 was classified as compensation of directors and was recorded in 2005.

•       9,950 shares of the Company’s common stock valued at $12,910, to the Company’s former President, for services rendered to the Company. An expense of $12,910 was classified as officer compensation and was recorded in 2005.

•       The Company issued 53,467 shares of the Company’s common stock pursuant to the terms of the Company’s agreement with certain third parties and were valued at $144,895. An expense of $144,895 was classified as settlement expense and was recorded in 2005.

•       The Company issued 14,876 shares of the Company’s common stock pursuant to the terms of the Company’s agreement with GC Financial Services, Inc. which were valued at $20,641. An expense of $20,641 was classified as interest expense and was recorded in 2005.

•       The Company’s former Chief Executive Office, agreed to rescind 83,333 shares of common stock issued in 2004 valued at $209,999.

A total of 114,376 shares of common stock were issued by the Company for net proceeds of $211,629 in connection with the exercise of warrants issued through a PIPE offering completed on April 10, 2002.

The Company issued a warrant to purchase 65,833 shares of the Company’s common stock on January 19, 2005 to HPC Company. The warrant was valued at $200,071 using Black-Scholes. The Company recorded a reduction of stockholders’ equity associated with services provided as a placement agent for the Company’s Series D 6% Convertible Preferred Stock offering, which closed on January 19, 2005. The inputs for this warrant in Black-Scholes are consistent with the inputs for the warrants issued with the Series D 6% Convertible Preferred Stock.

The Company issued warrants to purchase 75,000 shares of the Company’s common stock that can be exercised for $3.75 per share in a settlement agreement with H.C. Wainwright & Co. The value as determined by Black-Scholes was expensed as settlement expense in the amount of $158,071. The Company also issued a warrant to purchase 41,667 shares of the Company’s common stock that can be exercised for $3.96 per share in a settlement agreement with Westor Online. The value as determined by Black-Scholes was expensed as settlement expense in the amount of $72,354. The warrants were exercised in 2006. Below is a table depicting the valuation attributes used in Black-Scholes calculations related to these warrants issued in 2005:

Warrant Valuation Information

Valuation Assumptions	—
Stock price on grant date	$2.05-$3.00
Number of shares of common stock convertible to	116,667
Conversion price	$3.75-$3.96
Expected option term (in years)	1
Vesting term (in years)	N/A
Expected volatility	177.06%
Risk-free interest rate	4.26%
Expected forfeiture rate	0%
Estimated corporate tax rate	0%
Expected dividend yield	0%

Outstanding warrants to purchase 2,143,085 common stock shares expired or were cancelled during 2005. The warrant valuation of $2,302,850 was added to Additional Paid in Capital accordingly in 2005.

The Company issued 14,803,750 shares of unregistered common stock resulting for the mandatory conversion on February 8, 2005 of all the outstanding shares of the Company’s Series B Convertible Preferred Stock. At the time of conversion, the conversion rate for the Series B Convertible Preferred Stock was 2% of fully diluted common stock. The beneficial conversion feature related to the Series B Convertible Preferred Stock in the amount of $19,102,306 was relieved in full on February 8, 2005.

PREFERRED STOCK TRANSACTIONS

Series D 6% Convertible Preferred Stock:

•       On January 19, 2005, the Company issued 15,800 shares of the Company’s Series D 6% Convertible Preferred Stock for net cash of $15,305,966. The issuance of the Company’s Series D 6% Convertible Preferred Stock was recorded at $7,301,766 which is the net value of the cash received of $15,305,966 less the fair value of the associated warrants of $8,004,200. The Company classified the Series D 6% Convertible Preferred Stock as Mezzanine Equity. Refer to Note 12 for further information regarding Series D 6% Convertible Stock.

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

During the year ended December 31, 2004, the Company recorded the following transactions within its stockholders’ equity accounts:

COMMON STOCK TRANSACTIONS

The Company closed on a private investment in public equity (“PIPE”) offering on March 23, 2004. The PIPE, sold to numerous accredited investors, consisted of the following:

•       Common stock issuances, 1,771,874 shares of common stock were issued for $4,245,000 in net proceeds.

•       Issuance of “A” warrants, 1,771,874 warrants to purchase common stock were issued in 2004, with an original exercise price of $1.44 per warrant. A total of 219,792 shares of common stock were issued by the Company for net proceeds of $316,497, in connection with the exercise of “A” warrants in 2004. The remaining “A” warrants expired on December 31, 2004.

•       Issuance of “Green Shoe” warrants, 1,771,874 warrants to purchase common stock were issued in 2004, with an original exercise price of $2.40 per warrant. A total of 674,058 shares of common stock were issued by the Company for net proceeds of $1,677,713, in connection with the exercise of “Green Shoe” warrants in 2004. The remaining ”Green Shoe” warrants expired on December 31, 2004.

In November and December 2004, the Company issued a total 1,210,843 common shares generating $2,958,217 in net proceeds pursuant to the Dutchess Equity agreement.

A total of 1,863,768 shares of common stock were issued by the Company for net proceeds of $2,100,637 in connection with the exercise of warrants issued through a private investment in public equity (“PIPE”) offering dated April 10, 2002 for Regulation D Section 506 Private Placement Memorandum issued in 2003 to numerous accredited investors.

The following issuances of the Company’s common stock during 2004 were valued by the Company using the Company’s closing bid price of its common stock as quoted on the OTC Bulletin Board market as of the date of the associated contract or the issuance date if no contract existed.

•       163,501 shares of the Company’s common stock valued at $496,956 were issued to a third party for services rendered to the Company. An expense associated with this issuance of $496,956 was recorded in 2004.

•       70,833 shares of the Company’s common stock valued at $127,500 were issued to a member of the board of directors, for services rendered to the Company. An expense of $127,500 was classified as compensation of directors and was recorded in 2004.

•       91,667 shares of the Company’s common stock valued at $231,000 were issued to a member of the board of directors, for services rendered to the Company. An expense of $231,000 was classified as compensation of directors and was recorded in 2004.

•       208,333 shares of the Company’s common stock valued at $495,000 to the Company’s former Chief Executive Officer, for services rendered to the Company. An expense of $495,000 was classified as officer compensation and was recorded in 2004.

•       125,000 shares of the Company’s common stock valued at $255,000 to the Company’s former Chief Financial Officer, for services rendered to the Company. An expense of $255,000 was classified as officer compensation and was recorded in 2004.

•       41,682 shares of the Company’s common stock valued at $145,054 to an employee, for services rendered to the Company. An expense of $145,054 was classified as stock-based compensation and was recorded in 2004.

•       79,167 shares of the Company’s common stock valued at $178,250, to various employees for services rendered to the Company. An expense of $178,250 was classified as stock-based compensation and was recorded in 2004.

304,167 shares of common stock issued in error in December 2003 were cancelled in the first week of January 2004.

The Company issued 20,421 shares of common stock to third parties upon the conversion of existing debts in the amount of $124,976.

PREFERRED STOCK TRANSACTIONS

For information regarding Series D 6% Convertible Preferred Stock, please refer to the separate footnote disclosure in Note 12.

Series B and Series C Convertible Preferred Stock are in the form of shares, and have no conditional or unconditional mandatory redemption provisions obligating the Company in the future other than liquidation or company wind-up provisions. Under SFAS 150—Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, the issuances of Series B and Series C Preferred stock have been classified as equity. The conversion options are not considered derivative liabilities which must be valued at fair value under SFAS 133 or EITF 00-19. The conversion options are indexed to the Company’s own stock and the host instrument is classified as equity thus meeting the paragraph 11a scope exception under SFAS No. 133—Accounting for Derivative instruments and hedging activities. The Company determined that there is no intrinsic value of the conversion options for the Series B and Series C Preferred Stock under EITF 00-27.

In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates,” the Company records “beneficial conversion feature expense” when and if the Company issues debt or equity instruments which are convertible into shares of the Company’s common stock, at a conversion price which is favorable to the holder of the debt or equity instrument. Valuation of this favorable conversion feature is based on the circumstances of each debt or equity issuance but is generally based on the actual or estimated difference between the fair market value of the underlying common stock less the cost of acquiring the common stock or a beneficial increase in conversion rates of preferred shares into common stock.

The Company issued preferred stock shares for services provided as follows:

•       4 shares of the Company’s Series C Convertible Preferred Stock were issued to a member of the board of directors, for services rendered. The Company used Black-Scholes to determine the value of the shares as $137,583.

•       20 shares of the Company’s Series C Convertible Preferred Stock were issued to the Company’s former Chief Executive Office, for services rendered. The Company used Black-Scholes to determine the value of the shares as $692,996.

•       4 shares of the Company’s Series C Convertible Preferred Stock were issued to the Company’s former Chief Financial Officer, for services rendered. The Company used Black-Scholes to determine the value of the shares as $138,976.

•       10 shares of the Company’s Series C Convertible Preferred Stock were issued to a member of the board of directors, for services rendered. The Company used Black-Scholes to determine the value of the shares as $346,526.

The Company issued 20 shares of Series C Convertible Preferred Stock in exchange for existing debt in the amount of $200,000. The Company used Black-Scholes and calculated the value of shares at issuance. A beneficial conversion feature was generated as the value of the issuance using Black-Scholes was greater than the value of the debt converted in the amount of $385,530.

The Company issued 1 share of the Company’s Series C Convertible Preferred Stock for proceeds of $10,000. The value of this issuance was calculated using Black-Scholes and was greater than the value of the proceeds in the amount of $22,612. The Company recorded a Beneficial Conversion Feature for this difference.

Below is a table depicting the valuation attributes used in Black-Scholes calculations related to the Series C Preferred Stock issued in 2004:

Series C Preferred Stock Valuation Information for the Year Ended December 31, 2004

Valuation Assumptions	—
Stock price on grant date	$1.80-$4.08
Number of shares of common stock convertible to	2,198,276
Conversion price	$1.80-$4.08
Expected option term (in years)	1
Vesting term (in years)	N/A
Expected volatility	90.29%-177.06%
Risk-free interest rate	4.00%-4.29%
Expected forfeiture rate	0%
Estimated corporate tax rate	0%
Expected dividend yield	0%

The following transactions of the Company’s preferred stock during 2004 were recorded:

•       The Company had 5 Shares of Series C Convertible Preferred Stock voluntarily redeemed for $60,000. A loss on redemption of $10,000 was recorded. Additionally, the Company recorded a gain on debt extinguishment related to the recapture of beneficial conversion feature expensed in connection with the issuance of the preferred stock in 2002 of $7,272.

•       1,330,865 shares of the Company’s common stock were issued upon the voluntary conversion of 51 shares of Series C Convertible Preferred Stock. The conversion rate at the time of conversion was 0.2% of outstanding common stock. The Company recorded a gain on debt extinguishment related to the recapture of beneficial conversion feature expensed in connection with the issuance of the preferred stock in the amount of $243,690.

•       1 share of the Company’s Series C Convertible Preferred Stock was voluntarily rescinded. A gain was recognized in the amount of $83,577 as a result. The gain was calculated using the Company’s closing bid price of its common stock as quoted on the OTC Bulletin Board market as of the date the shares were rescinded and the number of shares of common stock for which the preferred stock was convertible into. Additionally, the Company recorded a gain on debt extinguishment related to the recapture of beneficial conversion feature expensed in connection with the issuance of the preferred stock in the amount of $3,234.

•       1 share of the Company’s Series B Convertible Preferred Stock was voluntarily converted to 10 Series C Convertible Preferred Stock. The Company used Black Scholes and calculated a beneficial conversion feature of $269,044, associated as a result of differences between conversion rates between the two preferred stock classes.

•       416,667 shares of the Company’s common stock were issued upon the conversion of 1 share of Series B Convertible Preferred Stock. The conversion rate at the time of conversion was 2% of fully diluted common stock. The Company recorded a gain on debt extinguishment related to the recapture of beneficial conversion feature expensed in connection with the issuance of the preferred stock in of $16,324.

The conversion rate for Series C Convertible Preferred Stock changed to 0.2% of fully diluted stock on September 14, 2004. At that time, there were 144 Series C Preferred Stock shares outstanding. The Company used Black-Scholes to calculate the value of this change as $18,558,870, which represents the beneficial conversion feature for this conversion rate increase for all outstanding Series C Preferred Stock Shares on September 14, 2004. After which, 14,263 shares of the Company’s common stock were issued upon the voluntary conversion of 1 share of Series C Convertible Preferred Stock. During October 2004, all outstanding shares of the Company’s Series C Preferred Convertible stock were either mandatory converted to Series B Convertible Preferred stock or into shares of common stock. The conversion rate was 10 shares of Series C Convertible Preferred stock for 1 share of Series B Convertible Preferred Stock or 0.2% of fully diluted common stock. In total, 115 shares of Series C Convertible Preferred stock were redeemed for 11.5 shares of Series B Convertible Preferred Stock. 1,169,350 shares of common stock were issued for the conversion of the remaining 28 Series C Convertible Preferred Stock. These transactions resulted in the Company recorded recording a gain on debt extinguishment related to the recapture of beneficial conversion feature expensed in connection with the issuance of the preferred stock in the amount of $146,120.

NOTE 12—Series D 6% Convertible Preferred Stock

On January 19, 2005, the Company issued 15,800 shares of Series D 6% Convertible Preferred Stock (“Series D Preferred) at $1,000 per share pursuant to a purchase agreement (the “Purchase Agreement”) for gross proceeds of $15,800,000. Issuance costs of $494,035 034 were incurred and treated as a discount toreduction of the carrying value which netted to $15,305,965966. The Series D Preferred may convert at any time, at the holder’s discretion, into shares of Common Stock. The conversion price is $2.10 per share. Each share of the Series D Preferred converts into the number of shares of Common Stock equal to $1,000 divided by the conversion price which is approximately 467.19 shares. Additionally, the Company pays 6% dividends on the Series D Preferred in cash or Common Stock. The Series D Preferred Stock, if not converted to Common Stock, is redeemable for $1,000 per Series D Preferred share on January 19, 2008.

In the same private placement, the Company issued Warrants to purchase 2,633,333 shares of Common Stock at an exercise price of $3.75 per share. The Warrants expire on January 19, 2008. These warrants are further disclosed below.

The Series D Preferred falls outside the scope of SFAS No. 150 but the guidance in Rule 5-02.28 of Regulation S-X, Accounting Series Release No. 268 (ASR 268) and EITF Topic D-98: “Classification and Measurement of Redeemable Securities” are applicable. As such, the Company has recorded the Series D Preferred as mezzanine equity on the accompanying balance sheet.

The difference between the initial recorded amount and redemption value, the discount, is accreted to retained earnings or, in the absence of retained earnings, additional paid-in capital, over the period from the date of issuance to the earliest redemption date of the security using the interest method thus reducing net income attributable to common shareholders. The accretion from the initial value to the redemption amount has been determined using T-Value based on the following inputs:

1.                 Rate—8.00% (reasonable rate of interest)

2.                 Number of payment periods—36 (three years)

The following table summarizes the transactions of the Series D Preferred:

Series D 6% Convertible Preferred stock at issuance	$15,800,000
Less:
Issuance costs	494,035034
Fair value of warrants at issuance (see “Warrants”)	8,004,200
Subtotal Carrying Value at issuance	$7,301,765766
Plus:
Cumulative accretion of discount to redemption value first quarter 2005	420,695
Cumulative accretion of discount to redemption value second quarter 2005	593,609
Cumulative accretion of discount to redemption value third quarter 2005	508,577
Cumulative accretion of discount to redemption value fourth quarter 2005	518,816
Less:
Carrying Value of 2,796 Series D Preferred converted into Common Stock second quarter 2005	1,442,025
Carrying Value at December 31, 2005	$7,901,437438
Plus:
Cumulative accretion of discount to redemption value first quarter 2006	484,750
Cumulative accretion of discount to redemption value second quarter 2006	448,815
Cumulative accretion of discount to redemption value third quarter 2006	363,569
Less:
Carrying Value of 4,526 Series D Preferred converted into Common Stock first quarter 2006	2,872,466
Carrying Value of 4,8773,601 Series D Preferred converted into Common Stock second quarter 2006	2,456,119
Carrying Value of 3,6014,877 Series D Preferred converted into Common Stock third quarter 2006	3,869,986987
Carrying Value at December 31, 2006	$—

The Series B Preferred has the following rights, preferences and privileges:

Registration Rights

The Company and the holders of Series D Preferred entered into a “Registration Rights Agreement” on January 19, 2005. Among other things, the Company was obligated to file a registration statement on Form S-3 within 75 days of the agreement and use its commercially reasonable efforts to cause such registration statement to become effective. The Securities & Exchange Commission accepted the Registration Statement on Form S-3 on May 11, 2005, pursuant to which the shares of Common Stock issuable upon conversion of the Series D Preferred, as well as the shares of Common Stock issuable upon the exercise of warrants, were registered for resale. The agreement provides for any liquidated damages by the Company to the Series D Preferred holders if the Company is unable to complete the registration, not filing in timely manner or maintain such effectiveness.

Voting Rights

Each holder of shares of Series D Preferred shall have no voting rights so long as the Company shall not, without the affirmative vote of the holders of Series D Preferred then outstanding, alter or change the powers, preferences or rights of the holders of Series D Preferred, authorize or create any class of stock ranking as to dividends, redemption, or distribution of assets upon liquidation senior to Series D Preferred, amend corporate documents so as to affect adversely any rights of holders or increase the authorized number of shares of Preferred Stock.

Dividends

Cumulative Dividends are payable to all holders of Series D Preferred on March 1 and September 1 beginning with the first such date after the original issue date and on any conversion date. Dividends can be paid in cash unless certain criteria are met (mainly no cash available fro for payment) which allows the Company to issue shares of Common stock equivalent to the amount due at 85% of the average stock price of the preceding 10 trading days to the dividend payment date. Series D Preferred dividends are recorded as a reduction (increase) to retained earnings (accumulated deficit) and net income (loss) available to common shareholders. Dividends, whether declared or not, are payable at a rate of six percent (6%) of the Stated Value per annum.

In the event dividends are paid on any shares of other Preferred Sstock or cCommon sStock, the Company shall pay any amounts due to Series D Preferred holders before such dividend can be paid.

Dividend Transactions (per equity table)	Amount
Dividend Payment March 1, 2005 57,186 common shares issued	$100,075
Dividend Payment September 1, 2005 224,511 common shares issued	318,355
Cash payment	100,020
Total Dividend for September 1, 2005	418,375
Dividend Accrued as of December 31, 2005	260,080
Dividend Payment March 1, 2006 586 common shares issued	$2,377
Cash payment	117,464
Total Dividend for March 1, 2006	119,841
Dividend Payment September 1, 2006 8,351 common shares issued	46,448
Cash payment	159,396
Total Dividend for September 1, 2006	205,844

Conversion

The Series D Preferred may convert at any time, at the holder’s discretion, into shares of Common Stock. The conversion price is $2.10 per share. Each share of the Series D Preferred converts into the number of shares of Common Stock equal to $1,000 divided by the conversion price which is approximately 467.19 shares. The Company shall not effect any conversion of the Series D Preferred and the Holder shall not have the right to convert any portion of Series D Preferred to the extent that after giving effect to such conversion, the Holder (including it’s affiliates) would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such conversion. The Company must reserve and keep available out of its authorized and unissued shares of common stock for the purpose of issuance upon conversion of the Series D Preferred and payments of dividends on the Series D Preferred. The Company may force a conversion of Series D Preferred if the market value of the common stock for 20 consecutive trading days exceeds 180% of the conversion price effective at that time.

Redemptions

On the third anniversary of the original issue date, the corporation shall redeem all remaining outstanding Series D Preferred which are not yet converted into common stock at a price equal to the Stated Value. Each holder of Series D Preferred to be so redeemed may, in lieu of redemption, convert such holder’s shares of Series D Preferred Stock in whole or in part into shares of Common Stock.

The Company may be obligated to redeem the outstanding shares of Series D Preferred immediately prior to a change of control, failure to file the registration statement on or prior to 210 days after the original issue date, lapsing of the Registration Statement for more than 60 calendar days in aggregate or failure to have available the sufficient number of authorized and unreserved shares of common stock to issue upon conversion of a holder.

Warrants

The Warrants represent a liability under EITF 00-19 in that the registration rights agreement contains a liquidated damages clause requiring the Company to pay cash to the holder of the instrument if the Company fails to obtain an effective registration statement timely, an event that is out of the Company’s control. (Note: On April 11, 2005, the Company paid $237,000 in liquidated damages for not filing its registration statement timely). The Warrants would not be classified as equity until the effective registration statement was obtained. As such, in accordance with EITF 00-19, the Warrant Liability is measure at its fair value at the reporting date, with the change in its fair value from issuance date reporting in the statement of operations. The fair value of the warrants has been determined using the Black-Scholes model using the following inputs:

1.                 Number of Warrant shares—2,633,333

2.                 Stock price at issuance date—$3.12 per share

3.                 Exercise price—$3.75 per share

4.                 Term—3 years

5.                 Discount rate—3.42%, representing the three* year Treasury at the date of issuance

6.                 Volatility—259%, based on the stock prices during three* years prior to issuance

These inputs yield a fair value of $8,004,200.

(*coincides with the term of the Warrants)

The warrants are measured at fair value both initially and in subsequent periods until the registration statement has been accepted by the Security and Exchange Commission. Subsequent changes in the fair value of the warrants until that time are recognized in current earnings under “other income (expense)” in the consolidated statements of operations. The decrease in fair value for the three month period ended March 31, 2005 is $3,431,206. The fair value of the warrants at March 31, 2005 has been determined using the Black-Scholes model using the following inputs:

1.                 Number of Warrant shares—2,633,333

2.                 Stock price at reporting date—$1.84 per share

3.                 Exercise price—$3.75 per share

4.                 Term—2.75 years

5.                 Discount rate—3.96%, representing the three year Treasury at the reporting date

6.                 Volatility—245%, based on the stock prices during three years prior to the reporting date

These inputs yield a fair value of $4,572,984 at March 31, 2005.

On May 11, 2005, the Company filed received Form 424B3 from the SEC confirming the registration of 17,008,655 common shares. As a result, the warrant liability is reclassified to equity on this date. The fair value of the warrants has been determined using the Black-Scholes model using the following inputs:

7.                 Number of Warrant shares—2,633,333

8.                 Stock price at reporting date—$2.08 per share

9.                 Exercise price—$3.75 per share

10.          Term—2.70 years

11.          Discount rate—3.96%, representing the three year Treasury at the reporting date

12.          Volatility—245%, based on the stock prices during three years prior to the reporting date

These inputs yield a fair value of $5,173,409. The Unrealized Gain on Financial Instrument and Warrant Liability were reduced by $600,425 accordingly.

NOTE 13—STOCK OPTIONS AND STOCK GRANTS

Stock Options

The Company does not have a formal stock option plan. However, the Company has offered its employees stock options. During 2006 and 2005, the Company issued options to purchase 1,508,125 and 652,833 shares of its unregistered common stock, respectively, to certain employees.

The Company adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)) as of July 1, 2005. SFAS 123(R) provides for mandatory expensing of the estimated value of stock options granted to the Company’s employees over the period of time the stock options vest. The Company measures the total cost of each stock option grant at the date of grant using the Black Scholes option trading model. We recognize the cost of each stock option on a straight line basis over the applicable vesting period.

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

The following table summarizes stock options activity for the years ended December 31, 2006, 2005 and 2004:

Stock Option Activity

	Average per share
	Shares subject	Exercise	Market
	to option	price	price
Balance at December 31, 2003	—	—		(a)
Options granted	—	—		(a)
Options exercised	—	—		(a)
Options terminated	—	—		(a)
Balance at December 31, 2004	—	—	—
Options granted	652,833	$1.50	$1.50
Options exercised	—	—		(a)
Options terminated	(196,167)	$1.50		(a)
Balance at December 31, 2005	456,666	$1.50	$1.50
Options granted	1,508,125	$0.72-$7.48	$0.77-$7.48
Options exercised	(5,348)	$1.38-$1.50		(a)
Options terminated	—	—		(a)
Balance at December 31, 2006	1,959,443	$2.53	$17.98

(a)           Not applicable

The following table summarizes the attributes used in the Company’s valuation of stock option grants during 2006, 2005 and 2004:

Option Valuation Information

	2006	2005	2004
Valuation Assumptions
Stock price on date of grant	$0.77-$7.48	$1.50
Expected option term (in years)	2	2	—
Expected duration from grant to expiration date (in years)	4 and 5	5
Option vesting term (in years)	(a)	1
Expected volatility	45.82%-70.31%	48.61%	—
Risk-free interest rate	4.40%-4.97%	3.42%	—
Expected forfeiture rate	5.00%	5.00%	—
Estimated corporate tax rate	40.00%	40.00%	—
Expected dividend yield	0.00%	0.00%	—

(a)           Options issued in 2006 vest between 1 day and 14 months

(b)          Not applicable

Stock Grants

The Company awarded stock grants to certain employees during 2006. The stock grants consisted of 191,016 shares of the Company’s common stock valued at $1,047,501, subject to certain vesting provisions. The stock grants vest on a schedule as shown below:

Stock grant vesting dates
January 1, 2007	50,000
May 4, 2007	20,513
Total for 2007	70,513
January 1, 2008	50,000
May 4, 2008	20,513
Total for 2008	70,513
January 1, 2009	50,000
Total for 2009	50,000

NOTE 14—ACQUISITION AND SALE OF ASSETS

In September 2004, the Directors of TSGI agreed to exchange all shares held by it of Technical Solutions Group Inc for the TSGI shares held by the Company, as a result of which the Company reacquired 100% of the shares of Technical Solutions Group as a wholly owned subsidiary.

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

On February 18, 2006, the Company entered into a Modification and Assignment Agreement with Longview pursuant to which the Company paid $1,250,000 against the principle balance of the Notes and extended the maturity date of the Notes for an additional 60 days. In addition, the Company consented to the assignment of $2,500,000 of the Notes to Fort Ashford Funds LLC (“Fort Ashford”). Frank Kavanaugh, a director of the Company, is the principal owner of Fort Ashford and a substantial shareholder of the Company’s common stock. Mr. Kavanaugh’s relationship to Fort Ashford Funds LLC was fully disclosed to the Company and Mr. Kavanaugh did not participate in the negotiations or decision process with respect to the Modification and Assignment Agreement. The Company paid $87,510 to Longview and $50,000 to Fort Ashford in cash as compensation for the extension of the maturity dates of the Notes.

On April 20, 2006, the Company paid $1,000,000 against the principle balance of the Notes and extended the maturity date on the Notes and the Note with Fort Ashford for an additional 60 days, through June 20, 2006. The Company paid $55,000 to Longview and $50,000 to Fort Ashford in cash as compensation for this extension.

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

NOTE 16—OTHER COMPREHENSIVE LOSS (Restated)

Other comprehensive earnings/(loss) consists of the following:

	2006	2005	2004
		Restated	Restated
Net Earnings (Loss)	$18,196,943	$(13,458,599)	$(11,953,803)
Other Comprehensive Earnings, net of tax
Comprehensive Earnings (Loss)	$18,196,943	$(13,458,599)	$(11,953,803)

NOTE 17—TAXES

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

The Company’s net deferred tax asset as of December 31, 2006, 2005, and 2004 consisted of the following:

	12/31/2006	12/31/2005	12/31/2004
Deferred tax assets
Inventory reserves and inventory tax law (uniform capitalization) differences	$2,544,527	$894,392	$401,336
Allowance for uncollectible accounts	328,224	248,942	—
Difference in recognition of rent expense	52,254	52,254	47,649
Warranty and contract provisions	2,477,165	785,382	64,241
Difference in recognition of stock based compensation expense	285,232	35,447	—
Payroll accruals	57,906	364,761	345,859
Deferred tax assets	5,745,308	2,381,178	859,085
Deferred tax liability
Depreciation differences	(268,110)	(204,486)	(168,722)
Net deferred tax assets before net operating loss carryforwards	5,477,198	2,176,692	690,363
Net operating loss carryforwards—SC	371,923	1,080,527	493,963
Future benefit of offset of Alternative Minimum Tax	288,943
Net operating loss carryforwards—US	6,188,427	10,928,919	7,068,047
Net deferred tax assets	12,326,491	14,186,138	8,252,373
Less valuation allowance	—	(14,186,138)	(8,252,373)
Deferred tax benefit	$12,326,491	$—	$—

The Company has removed the valuation allowance for the deferred tax assets since it expects to realize future earnings to be offset by future tax benefits. In 2005 and 2004 the company recorded a valuation allowance for all of its net deferred tax assets. The Company’s valuation allowance decreased for the year ended December 31, 2006, $14,186,138 and increased for the years ended December 31, 2005, and 2004 $5,933,765 and $3,713,302, respectively.

As of December 31, 2006, 2005 and 2004, the Company has available Federal operating loss carry-forwards of $18,611,810, $32,868,929, and $21,257,284, expiring through 2025, respectively, and state operating loss carry-forwards of $7,438,470, $21,610,537, and $9,879,269, expiring through 2025, respectively.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	December 31, 2006	December 31, 2005	December 31, 2004
Tax expense (credit) at statutory rate-federal	(35.00)%	(35.00)%	(35.00)%
State tax expense net of federal tax	(3.25)%	(3.25)%	(3.25)%
Changes in valuation allowance	(209.98)%	(38.25)%	(38.25)%
Tax expense at actual rate	209.98%	0%	0%

NOTE 18—EARNINGS/LOSS PER SHARE

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

Basic Earning Per Share Computation	2006
Net Earnings	$18,196,943
Accretion of Series D 6% convertible preferred stock	(1,297,134)
Preferred dividends	(325,685)
Net earnings available to common shareholders	$16,574,124
Basic Earnings per common share	$0.37
Weighted-average shares used to compute:
Basic Profit/(loss) per share	44,786,083

Diluted Earning Per Share Computation:	2006
Earnings available to common shareholders	$16,574,124
Add Back:
Accretion of Series D 6% convertible preferred stock	1,297,134
Preferred Dividends	325,685
Profit/(Loss) available to common shareholders plus assumed conversions	$18,196,943
Weighted-average number of common shares outstanding	44,786,083
Dilutive effect of:
Series D preferred stock	2,369,259
Warrants	1,631,822
Stock options	1,543,458
Stock grants	97,844
Weighted-average shares used to compute:
Diluted Earnings/(loss) per share	50,428,466
Diluted Earnings per common share	$0.36

Under SFAS No. 128, where there is a loss, the inclusion of additional common shares is anti-dilutive (since the increased number of shares reduces the per share loss available to common stock holders), and if the additional common shares are anti-dilutive, they are not added to the denominator in the calculation. For periods where the additional common shares are anti-dilutive, the following common stock equivalents have been excluded from the calculation of diluted loss per share:

	2005	2004
Convertible Preferred Stock Series B	—	10,493,939
Convertible Preferred Stock Series C	—	—
Convertible Preferred Stock Series D	6,288,428	—
Warrants	2,104,863	1,725,942
Options	323,420	—
Total	8,716,711	12,219,881

Basic Earning Per Share Computation	2005	2004
	Restated	Restated
Net Loss	$(14,404,622)	$(11,953,803)
Accretion of Series D 6% convertible preferred stock	(2,041,697)	—
Preferred Dividends	(778,530)	—
(Loss) available to common shareholders	$(17,224,849)	$(11,953,803)
Basic Loss per common share	$(0.51)	$(0.62)
Weighted-average shares used to compute:
Basic loss per share	33,926,573	19,357,939

Diluted Earning Per Share Computation:	2005	2004
(Loss) available to common shareholders	$(17,224,849)	$(11,953,803)
Diluted Loss per common share	$(0.51)	$(0.62)
Weighted-average shares used to compute:
Diluted loss per share	33,926,573	19,357,939

NOTE 19—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

The following table summarizes information about accounts and reserves:

		Additions
	Balance at	Charged to			Balance at
	Beginning of	Costs and			End of
Description	Period	Expenses	Writeoffs	Other	Period
Revenue Based Provisions
2006	$1,018,051	$6,317,077	$1,267,041	$—	$6,068,087
2005(A)	$—	$1,018,051	$—	$—	$1,018,051
2004	$—	$—	$—	$—	$—
Allowance for Inventory Losses
2006	$498,281	$1,925,332	$—	$—	$2,423,613
2005	$—	$498,281	$—	$—	$498,281
2004	$—	$—	$—	$—	$—
Warranty Reserve
2006	$1,686,062	$163,938	$—	$—	$1,850,000
2005(B)	$729,461	$1,764,264	$807,663	$—	$1,686,062
2004	$180,384	$728,595	$179,518	$—	$729,461

(A)       Consists of the Allowance for Contractual Adjustments, as presented on the Company’s balance sheet and explained in Footnote 7 to the financial statements.

(B)        Inclusive of the general warranty reserve as well as the Twin Disc Warranty Reserve of $1,306,018 recorded in 2005.

NOTE 20—SUMMARIZED QUARTERLY UNAUDITED FINANCIAL DATA

	2006
	Q1	Q2	Q3	Q4
Net Sales	$34,802,585	$56,074,537	$42,160,858	$62,979,466
Gross Profit	6,637,769	10,156,786	7,918,508	12,309,757
Operating Income	114,642	2,032,127	592,150	3,896,643
Net Earnings (Loss)	(665,633)	1,234,015	602,698	17,025,863
Basic Earnings (loss) per common share	$(0.02)	0.03	0.01	0.32
Diluted loss per common share	$(0.02)	0.03	0.01	0.32

	2005 Restated
	Q1	Q2	Q3	Q4
Net Sales	$5,853,423	$18,295,357	$9,303,526	$16,260,523
Gross Profit	(541,896)	4,036,672	(1,314,823)	1,104,261
Operating Loss	(3,244,637)	(7,910)	(5,663,855)	(6,713,661)
Net Earnings (Loss)	146,439	(981,929)	(6,009,293)	(7,559, 839)
Basic Earnings (loss) per common share	(0.03)	(0.01)	(0.21)	(0.27)
Diluted Earnings (loss) per common share	(0.03)	(0.01)	(0.21)	(0.27)

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

ITEM 9A.        CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on this assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Jaspers + Hall, PC, an independent registered public accounting firm, as stated in their report which is included in “Item 8. Financial Statements and Supplementary Data.”

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

10.3	Letter Agreement between the Company and Ashford Capital, LLC, dated April 15, 2003 (included as Exhibit 4.9 to the Form 10-QSB filed November 18, 2003, and incorporated herein by reference).
10.4	Industrial Lease between the Company and Aerospace/Defense, Inc., dated September 2, 2003 (included as Exhibit 10.12 to the Form 10-QSB filed August 13, 2004, and incorporated herein by reference).
10.5

Modification of Business Asset Sale, License Agreement & Assignment of Rights between the Company and Rockwell Power Systems, Inc., dated September 15, 2003 (included as Exhibit 2.3 to the Form 10-QSB filed November 18, 2003, and incorporated herein by reference).

10.6	Non-Employee Directors and Consultants Retainer Stock Plan, dated March 31, 2003 (included as Exhibit 4 to the Form S-8 filed November 7, 2003, and incorporated herein by reference).
10.7

Investment Agreement between the Company and Dutchess Private Equities Fund, L.P., dated January 26, 2004 (included as Exhibit 10.8 to the SB-2 filed January 27, 2004, and incorporated herein by reference).

10.8

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

10.10

Form of Subscription Agreement between the Company and Gamma Opportunity Capital Partners, LP, Longview Fund, LP, Alpha Capital Aktiengesellschaft, Domino International Ltd, Magellan International Ltd, and Mountain Ridge Capital LLC, dated March 23, 2004 (included as Exhibit 4 to the Form 8-K filed on March 26, 2004, and incorporated herein by reference).

10.11	Royalty Agreement between the Company and J.J. van Eck, dated April 1, 2004 (included as Exhibit 10.13 to the Form 10-QSB filed August 13, 2004, and incorporated herein by reference).
10.12	Contract between the Company and the U.S. Marines, dated April 21, 2004 (included as Exhibit 10.14 to the 10-QSB filed August 13, 2004, and incorporated herein by reference).
10.13	Term Sheet between the Company and GC Financial Services, Inc., dated September 16, 2004 (included as Exhibit 10.14 to the 10-QSB filed November 15, 2004, and incorporated herein by reference).
10.14	Employment Agreement between the Company and Thomas Thebes (included as Exhibit 10.10 to the Form 10-QSB filed August 13, 2004, and incorporated herein by reference).
10.15

Letter re: Industrial Lease Agreement between the Company and Aerospace/Defense, Inc., dated July 13, 2004 (included as Exhibit 10.11 to the Form 10-QSB filed August 13, 2004, and incorporated herein by reference).

10.16	Employment Agreement between the Company and Frank Kavanaugh, dated November 15, 2004 (included as Exhibit 10.15 to the 10-QSB filed November 15, 2004, and incorporated herein by reference).
10.17	Letter Contract awarded to the Company by the Department of the Army dated November 18, 2004 (as described in the 8-K filed November 24, 2004, and incorporated herein by reference).
10.18

Promissory Note between the Company and Dutchess Private Equity Fund, II, LP dated December 3, 2004 (included as Exhibit 10.1 to the Form 8-K filed December 8, 2004, and incorporated herein by reference).

10.19	Employment Agreement between the Company and Gordon McGilton, dated January 27, 2005 (included as Exhibit 10.22 to the Form 10-KSB/A filed April 22, 2005, and incorporated herein by reference).
10.20	Employment Agreement between the Company and Ted McQuinn, dated February 4, 2005 (included as Exhibit 10.23 to the Form 10-KSB/A filed April 22, 2005, and incorporated herein by reference).
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

10.24	Purchase and Sale Agreement the Company and GC Financial Services, Inc., dated September 29, 2005 (included as Exhibit 10.1 to the Form 8-K filed July 8, 2005, and incorporated herein by reference).
10.25	Security Agreement the Company and GC Financial Services, Inc., dated September 29, 2005 (included as Exhibit 10.2 to the Form 8-K filed July 8, 2005, and incorporated herein by reference).
10.26	Purchase Order between the Company and Ricardo Engineering, dated September 29, 2005 (included as Exhibit 10.1 to the Form 8-K filed July 19, 2005, and incorporated herein by reference).
10.27

Solicitation/Contract/Order for Commercial Items and Delivery Order between the Company and the United States Marine Corps, dated September 7, 2005 (included as Exhibit 10.1 to the Form 8-K filed September 9, 2005, and incorporated herein by reference).

10.28	Engineering Services Agreement between the Company and TecStar, dated August 22, 2005 (included as Exhibit 10.31 to the Form 10-QSB filed November 11, 2005, and incorporated herein by reference).
10.29	Contract between the Company and the United States Army (included as Exhibit 10.36 to the Form 10-K filed April 13, 2006, and incorporated herein by reference).
10.30	Form of Common Stock Purchase Agreement dated July 24, 2006 (included as Exhibit 10.1 to the Form 8K filed on July 25, 2006, and incorporated herein by reference).
10.31

Production License Agreement between the Company and BAE Systems Land & Armaments, LP, dated June 13, 2006 (included as Exhibit 10.1 to the Form 10-Q filed August 14, 2006, and incorporated herein by reference).

10.32

Logistic Support Agreement between the Company and BAE Systems Land & Armaments, LP, dated June 13, 2006 (included as Exhibit 10.2 to the Form 10-Q filed August 14, 2006, and incorporated herein by reference).

10.33	Contract between the Company and the British Ministry of Defense, dated August 11, 2006 (included as Exhibit 10.1 to the Form 8-K filed August 17, 2006, and incorporated herein by reference).
10.34

Memorandum of Agreement and Cooperation between the Mechem, a division of Denel (PTY), Ltd., and the Company, dated September 28, 2006 (included as Exhibit 10.1 to the Form 8-K filed September 28, 2006, and incorporated herein by reference).

10.35

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

10.37	Form of Securities Purchase Agreement, dated December 20, 2006 (included as Exhibit 10.1 to the Form 8-K filed December 21, 2006, and incorporated herein by reference).
10.38	Certificate of the Company’s Corporate Secretary, dated January 10, 2007 (included as Exhibit 10.2 to the Form S-8 filed January 12, 2007, and incorporated herein by reference).

10.39	Common Stock Purchase Option issued by the Company to Gordon McGilton, dated January 10, 2006 (included as Exhibit 10.2 to the Form S-8 filed January 12, 2007, and incorporated herein by reference).
10.40	Common Stock Purchase Warrant issued by the Company to Gordon McGilton, dated October 31, 2006 (included as Exhibit 10.3 to the Form S-8 filed January 12, 2007, and incorporated herein by reference).
10.41	Letter contract issued to the Company by the U.S. Marine Corps, dated January 11, 2007 (included as Exhibit 10.1 to the Form 8-K filed January 18, 2007, and incorporated herein by reference).
10.42	Employment Offer Letter between the Company and Michael S. Durski, dated January 19, 2007 (included as Exhibit 10.1 to the Form 8-K filed January 25, 2007, and incorporated herein by reference).
10.43	Letter Contract issued to the Company by the United States Marine Corps, dated January 25, 2007 (included as Exhibit 10.1 to the Form 8-K filed February 5, 2007, and incorporated herein by reference).
10.44

Letter Contract issued to the Company by the United States Marine Corps dated February 14, 2007 (included as Exhibit 10.1 to the Form 8-K filed February 20, 2007, and incorporated herein by reference).

10.45	Letter Contract issued to the Company by the U. S. Marine Corps dated March 9, 2007 (included as Exhibit 10.1 to the Form 8-K filed March 15, 2007, and incorporated herein by reference).
10.46

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

FORCE PROTECTION, INC.
Date: June 11, 2007	By:	/s/ GORDON MCGILTON
Gordon McGilton
Chief Executive Officer
Date: June 11, 2007	By:	/s/ MICHAEL DURSKI
Michael Durski
Chief Financial Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures

Name	Title	Date
/s/ FRANK KAVANAUGH	Chairman, Board of Directors	June 11, 2007
Frank Kavanaugh
/s/ GORDON MCGILTON	Director, and Chief Executive	June 11, 2007
Gordon McGilton	Officer
/s/ MICHAEL MOODY	Director	June 11, 2007
Michael Moody
/s/ ROGER THOMPSON, JR.	Director	June 11, 2007
Roger Thompson, Jr.
/s/ JACK DAVIS	Director	June 11, 2007
Jack Davis