Form 10-K/A
period 2005-12-31
FORCE PROTECTION INC
filed 2007-06-27
CIK 1032863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

FORCE PROTECTION, INC. FORM 10-K/A

EXPLANATORY NOTE

OVERVIEW

We are filing this amendment to our Annual Report on Form 10-K for the year ended December 31, 2005 to amend and restate financial statements and other information for the years 2005, 2004 and 2003.  The restatement adjusts our accounting for preferred stock and warrants issued to investors, accounting for stock-based compensation to employees and non-employees and accounting for rent expense on a straight-line basis.  Following is a general summary of each accounting restatement followed by a summary of the cumulative change in our net loss for the years ended December 31, 2005, 2004 and 2003.

RESTATEMENT OF ACCOUNTING FOR PREFERRED STOCK AND WARRANTS ISSUED TO INVESTORS

We have reviewed our accounting for Preferred Stock and Warrants Issued to Investors taking into account, where applicable, Financial Accounting Standards Board Statements No. 150 (SFAS 150), and No. 133 (SFAS 133), EITF 98-5, EITF 00-19, EITF 00-27, EITF Topic No. D-98 and Accounting Series Release No. 268 (ASR 268):

•   Series B and Series C Convertible Preferred Stock are recorded as equity at fair value using the Black-Scholes Method at the time of issuance using a one year holding period.

•   A Beneficial Conversion Feature (BCF) treated as equity is created when the value received for each issuance is less than the fair value from the Black-Scholes calculation.  Changes in conversion rates of Preferred Stock into Common Stock also can create a Beneficial Conversion Feature if the Preferred Stock can be converted into more common shares than at issuance or last amendment.

•   The Series D Preferred Stock falls outside the scope of SFAS No. 150 but the guidance in Rule 5-02.28 of Regulation S-X, Accounting Release No. 268 and EITF Topic D-98: Classification and Measurement of Redeemable Securities are applicable. As such, we have recorded the Series D Preferred as mezzanine equity on the accompanying balance sheet.

•         Series D 6% Convertible Preferred Stock is recorded at fair value equaling the net cash proceeds from issuance minus the fair value of Warrants issued in conjunction with the Series D 6% Convertible Preferred Stock.  Dividends for Series D 6% Convertible Preferred Stock were distributed either in common stock shares or cash.

•         The Warrants issued in conjunction with the Series D 6% Convertible Preferred Stock were initially recorded at fair value as a liability, as liquidating damages were paid due to a late SEC registration of the underlying Common Stock.  The Black-Scholes Method was used to determine the fair value at issuance using a three year holding period.  These Warrants were adjusted each reporting period to the new fair value using the Black-Scholes Method until the registration statement was declared effective by the SEC.  At that point, the fair value using the Black-Scholes Method was reclassified into Equity.  A realized gain on derivative liability in the amount of $2,830,791 was recorded in 2005 as a result of the change in fair value from issuance to reclassification to equity for these Warrants.

•         Other warrants are recorded at fair value using the Black-Scholes Method.

RESTATEMENT OF ACCOUNTING FOR STOCK-BASED COMPENSATION

We have reviewed our accounting for stock based compensation issued for services and compensation during 2005, 2004 and 2003 taking into account, where applicable, Financial Accounting Standards Board’s Statement of Financial Accounting Standard No. (SFAS) 123. Stock based compensation issued for services and compensation were valued at the market price at the time of issuance.  As a result of valuation, we recorded additional expense of $565,055, $1,627,985 and $2,721,657 in 2005, 2004 and 2003, respectively.

We have reviewed the Financial Accounting Standards Board’s Statement of Financial Accounting Standard No.123 (Revised) and we adopted SFAS 123(R) as of July 1, 2005.  We recorded stock option expense of $92,671 for 2005.

RESTATEMENT OF ACCOUNTING FOR OPERATING LEASE COMMITMENTS

We have reviewed the Financial Accounting Standards Board’s Statement of Financial Accounting Standard No. 13 and has determined that in 2005, 2004 and 2003 our accounting for rent expense was not recorded on a straight-line basis over the term of our operating lease commitments.  Several of our operating leases in effect during 2005, 2004 and 2003 included certain terms that provided for several months at the beginning of the lease term whereby rents were not due.  Additionally, we identified certain rent escalation clauses included within certain operating leases that, previous to this filing, had deferred rent expense improperly over the course of the leases.  We calculated the necessary adjustments for 2005, 2004 and 2003 in order to restate our financial statements and record rent expense associated with operating lease commitments for 2005, 2004 and 2003.  We recorded additional rent expense for 2005, 2004 and 2003 in the amount of $12,039, $79,985 and $44,588, respectively.

RESTATEMENT OF EARNINGS PER SHARE

We have reviewed the Financial Accounting Standards Board’s Statement of Financial Accounting Standard No. 128—Earnings Per Share (EPS) and determined that income available to common shareholders did not include the accretion related to preferred stock and the weighted average number of common shares outstanding used to calculate diluted earnings per share did not give effect to common shares issued upon conversion for the entire year. The impact to 2005 EPS was a decrease of $0.06 per share.

AMENDMENT TO FORM 10-K

The following sections of this Form 10-K/A have been revised to reflect restatement: Part 1: Item 1, Business; Part II: Item 6, Selected Financial Data; Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 8, Financial Statements; and Item 9A, Controls and Procedures. Except to the extent relating to the restatement of our financial statements and other financial information described above, the financial statements and other disclosures in this Form 10-K/A do not reflect events that occurred after the Form 10-K was initially filed on April 13, 2006.

In light of the restatement, readers should not rely on previously filed financial statements and other financial information for the years and for each of the quarters in the years 2005, 2004 and 2003.

EFFECTS OF RESTATEMENT

Effects on Income Statement	2005	2004	2003

Increase in cost of sales	2,012,989	—	—

Decrease in gross profit	(2,012,989)	—	—

Increase in general and administrative expense	669,745	1,707,970	2,766,245

Increase in operating loss	669,745	1,707,970	2,766,245

Decrease in non recurring warranty expense	(2,012,989)	—	—

Increase in realized gain	2,830,791	—	—

Increase (decrease) in loss from continuing operations before tax	(2,161,046)	1,707,970	2,766,245

Increase/(decrease) in net loss	(2,161,046)	1,707,970	2,766,245

Increase (decrease) in earning per share
basic	(0.02)	(0.09)	(0.34)
diluted	(0.02)	(0.09)	(0.34)

Effects on Balance Sheet	2005	2004	2003

Decrease in accounts receivables	(367,223)	—	—

Decrease in total assets	(367,223)	—	—

Increase in other accrued liability	279,569	124,575	44,589

Decrease in contract liabilities	(367,223)	—	—

Increase (decrease) in total liabilities	(87,654)	124,575	44,589

Increase in mezzanine equity—Series D preferred stock	7,901,438	—	—

Decrease in Series D preferred stock	(12,597,390)	—	—

Increase in warrants	5,780,952	2,602,800	4,862,765

Increase in beneficial conversion feature	—	19,102,306	282,890

Decrease in accumulated deficit	(1,722,968)	(23,078,732)	(2,563,321)

Decrease in shareholders equity	(8,181,007)	(124,573)	(44,589)

Increase/(decrease) in total liabilities and shareholders equity	(367,223)	—	—

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

In June 2002, we acquired the shares of Technical Solutions Group, Inc., a development stage manufacturer of ballistic and blast protected vehicles based in Charleston, South Carolina. Technical Solutions Group was originally formed in 1997 as a  Nevada corporation to supply specialty vehicles to military and law enforcement agencies worldwide. The vehicles are used to transport personnel in hostile areas that may include landmines, and to locate and remove landmines.

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

The following chart illustrates our product deliveries in the last two calendar years and our current backlog:

Vehicle	2004	2005	Backlog
Buffalo	9	31	41
Cougar HEV	5	22	1
Cougar JERRV	0	18	104
Total	14	71	146

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

RESEARCH AND DEVELOPMENT

In 2005, 2004, and 2003 we spent $1,657,918, $1,230,290 and $102,439, respectively, on research and development.

INTELLECTUAL PROPERTY

We are party to two long term intellectual property agreements covering technology used in the production of our ballistic and blast protected vehicles. One agreement is with the CSIR Defencetek, a division of the Council for Scientific and Industrial Research, a statutory council established in accordance with the Laws of the Republic of South Africa. The other is with Mechem, a division of Denel Pty Ltd, a company established in accordance with the Laws of the Republic of South Africa. We pay a specific “vehicle fee” upon the sale of certain vehicles utilizing the technology and specific intellectual property covered under these particular agreements.

PERSONNEL

As of December 31, 2005, we had 327 employees in the U.S. and 2 consultants, 1 located in South Africa and 1 located in Israel. Employees can be broken down into 198 hourly employees and 129 salaried employees. We are not a party to any collective bargaining agreement. We believe our relations with employees are good.

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

We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price. We experienced net losses of $8,087,869 for the year ended December 31, 2003, $11,953,803 for the year ended December 31, 2004, and $14,404,622 for the year ended December 31, 2005. We have generated significant net losses in recent periods, and experienced negative cash flows from operations in the amount of $3,403,504 for the year ended December 31, 2003, $12,053,361 for 2004, and $18,495,319 for 2005. In recent years, some of the losses were incurred as a result of investments in new product development, inefficiencies while we built up our operations and marketing costs. While we have increased our investments, most notably in inventory, we anticipate that we will continue to generate net losses and we may not be able to achieve or sustain profitability on a quarterly or annual basis in the future. In addition, because large portions of our expenses are fixed, we generally are unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, we may continue to experience net losses, which will make it difficult to fund our operations and achieve our business plan, and could cause the market price of our common stock to decline.

We have a limited operating history and may never achieve or sustain profitable operations.

We are an early stage production company. We acquired our subsidiary, Force Protection Industries Inc. (formerly Technical Solutions Group, Inc.) in July 2002 and have only recently begun generating significant revenues. We generated revenues from our current products of $6,247,285 for the year ended December 31, 2003, $10,272,757 for 2004, and $49,712,829 for 2005. The sale of our mine protected vehicles and associated spare parts accounted for 100% of the sales, 100% of the cost of goods sold and 100% of the loss in 2004 and 2005. The loss for 2003 included a loss of $2,932,179 from discontinued operations. Our ability to successfully commercialize our products will depend on, among other things, successful completion of our ongoing development activities, geo-political events, ability to cost effectively manufacture and distribute our products, and the relative cost to the customer of our system as compared to alternative competitive products. Because we focus on emerging markets, market reaction can be difficult to predict. Many of our planned products incorporate technologies or approaches that have not yet achieved broad market acceptance. In addition, we have a limited history of competing in the intensely competitive defense industry. Our technology may not be successfully commercialized or marketed. As a result, we may never achieve or sustain profitable operations.

Our independent accountants have issued a Going Concern Opinion and, if we do not generate enough cash from operations to sustain our business, we may have to liquidate assets or curtail our operations.

The accompanying financial statements have been prepared assuming we will continue as a going concern. During the year ended December 31, 2003, we incurred a net loss of $8,087,869, during the year ended December 31, 2004 we incurred a net loss of $11,953,803 and during the year ended December 31, 2005 we incurred a net loss of $14,404,622. Conditions exist which raise substantial doubt about our ability to continue unless we are able to generate sufficient cash flows to meet our obligations and sustain our operations. The financial statements do not include any adjustment that might result from the outcome of this uncertainty, except that an allowance has been recorded for 100% of deferred tax assets.

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

Our government business depends on a limited number of customers, and if any of these customers terminate or reduce their contracts, or if we cannot obtain additional government contracts in the future, our revenues will decline and our results of operations will decrease. Because most of our consolidated revenues were derived directly or indirectly from government contractors, this risk can significantly affect our business, results of operations and financial condition. For the twelve months ended December 31, 2005, 100% of our revenues were derived directly or indirectly from two governmental agencies, the U.S. Army and the U.S. Marine Corps.

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

As of December 31, 2005, our Directors and Executive Officers in the aggregate, beneficially owned shares equal to 17.6% of our outstanding common stock. These shareholders, if acting together, would be able to exert substantial influence over all matters requiring shareholder approval, including amendments to our Articles of Incorporation, fundamental corporate transactions such as mergers, acquisitions, the sale of the company, and other matters involving the direction of our business and affairs. As a result, although other shareholders may vote their shares, they may have only limited influence on our business and management.

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

ITEM 3.                   LEGAL PROCEEDINGS

On May 12, 2005, Atlantis Partners, Inc. filed a complaint against us in the Circuit Court for the 15th Judicial Circuit, Palm Beach County Florida for alleged breach of terms related to a finder’s fee agreement dated March 28, 2003. The complaint alleged damages of at least $400,000 in fees, plus costs and interest.

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

	High	Low	High	Low
	Prior to Reverse Split		Restated for Reverse Split
2004
First Quarter	$0.71	$0.07	$8.52	$0.84
Second Quarter	$0.43	$0.13	$5.16	$1.56
Third Quarter	$0.25	$0.13	$3.00	$1.56
Fourth Quarter	$0.40	$0.14	$4.80	$1.68
2005
First Quarter			$3.60	$1.75
Second Quarter			$2.30	$1.28
Third Quarter			$1.80	$1.28
Fourth Quarter			$1.39	$0.69

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

On January 19, 2005 we issued 15,800 shares of Series D 6% convertible preferred stock. The Series D Certificate of Designation provides for the payment of a dividend at the rate of 6% simple interest per annum for so long as the Series D shares are outstanding. Dividend payments are semi-annual due March 1 and September 1 and are payable in cash or shares of common stock. On March 3, 2005 we issued 57,186 shares of common stock valued at $100,075 as a dividend payment to the holders of the Series D 6% Convertible Preferred Stock. On September 1, 2005 we paid $318,355 and issued  224,511 shares of common stock valued at $330,143 as a dividend payment to the holders of the Series D stock.

RECENT SALES OF UNREGISTERED SECURITIES

We did not sell unregistered (restricted) securities during the three months ended December 31, 2005.

ITEM 6.                   SELECTED FINANCIAL DATA

	2005	2004	2003
	Restated	Restated	Restated	2002	2001
Results of Operations
Net Sales	$49,712,829	$10,272,757	$6,247,285	$2,606,634	$1,199,047
Loss from continuing operations	(14,404,622)	(11,953,803)	(5,155,690)	(5,373,377)	(1,437,818)
Net Loss	(14,404,622)	(11,953,803)	(8,087,869)	(5,373,377)	(1,437,818)

Per Common Share
Loss from continuing operations
Basic	(0.51)	(0.62)	(0.63)	(1.58)	(0.08)
Assuming dilution	(0.51)	(0.62)	(0.63)	(1.58)	(0.08)
Common Stock Dividends	0.00	0.00	0.00	0.00	0.00

Financial Position at Year-End
Property plant and equipment, net	2,138,703	1,036,994	309,068	336,523	1,221,313
Total assets	39,776,535	13,627,196	1,620,114	2,615,451	2,113,779
Total debt	7,500,000	4,360,975	713,123	549,486	—
Shareholders’ Equity	(6,496,761)	2,558,483	(305,595)	803,450	1,174,915

ITEM 7.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

2005, 2004 AND 2003 RESTATEMENT

As discussed in the explanatory note to this Form 10-K/A and in Note 1 to our financial statements included herein, we are restating our financial statements and other financial information for the years ended 2005, 2004 and 2003, and financial information for each of the quarters in those years.  The restatement adjusts our accounting for preferred stock and warrants issued to investors, accounting for stock-based compensation to employees and non-employees and accounting for rent expense on a straight-line basis.

The following tables set forth the effects of the error in accounting for the valuation of preferred stock and warrants issued to investors, accounting for stock-based compensation to employees and accounting for rent expense on a straight-line basis.

	(Increase)/Decrease in Net Loss
	2005	2004	2003
Total adjustment	$2,161,046	$(1,707,970)	$(2,766,245)
Previously reported net loss	$(16,565,668)	$(10,245,833)	$(5,321,624)
Percent variation from previously reported net loss	13.0%	-16.7%	-52.0%

	(Increase)/Decrease in net loss
	2005
Quarter	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
Total adjustment	$(46,309)	$(61,272)	$(777,977)	$3,046,604
Previously reported net loss	$(7,108,180)	$(5,605,211)	$130,633	$(3,982,910)
Percent variation from previously reported net loss	0.7%	1.1%	-595.5%	-76.5%

	(Increase)/Decrease in net loss
	2004
Quarter	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
Total adjustment	$(375,754)	$(649,028)	$34,159	$(717,347)
Previously reported net loss	$(3,854,612)	$(3,236,792)	$(1,957,990)	$(1,196,439)
Percent variation from previously reported net loss	9.7%	20.1%	-1.7%	60.0%

	(Increase)/Decrease in net loss
	2003
Quarter	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
Total adjustment	$(720,718)	$(254,946)	$(420,309)	$(1,370,272)
Previously reported net loss	$(1,748,243)	$183,246	$(1,972,958)	$(1,783,669)
Percent variation from previously reported net loss	41.2%	-139.1%	21.3%	76.8%

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

Revenue Recognition:  The Company’s revenue is derived principally from the sale of its vehicles and associated spare parts and training services. Revenue from product sales and spare part sales, net of an allowance for contractual adjustments, is recognized when the products or spare parts are delivered to and “formally” accepted by the customer. The Company defines “formal acceptance” as taking place when a representative of the United States government signs the United States Form DD250 entitled “Material Inspection and Receiving Report” which under the Federal Acquisition Regulations signifies contractual inspection and acceptance of the work performed by the contractor.  It also acts as the contractual invoice creating payment liability on the United States Government.  In accordance with standard industry practice, there is a representative from the United States Defense Contractor Manufacturing Agency (“DCMA”) acting as a contractual representative of the United States Government present at the Company’s facilities.  This DCMA representative inspects each vehicle as it is delivered by the Company and upon confirmation of the vehicle’s conformity with the contractual specifications the inspector signs the Form DD250 and formally accepts delivery of the vehicle.  The Company only recognizes revenues arising from its U.S. Government contracts upon execution of the Form DD250 by the DCMA inspector. Under some of the Company’s U.S. Government contracts, it receives performance based payments based on completion of specific milestones stipulated under the contract (for example, delivery of raw material to our Ladson facility). These payments are recorded as “deferred revenue” and carried on the Company’s balance sheet as until the final delivery of the products and formal acceptance by the U.S. Government pursuant to the Form DD250. Upon acceptance of the products and the execution of the Form DD250, the Company recognizes the full sale price of the product as revenue.

Revenues from services provided are recorded in accordance with specific contractual terms.  Services have historically consisted of the Company providing on-site personnel on an as-needed basis in a timely manner, and have generally been provided in foreign locations.

The Company negotiates contracts with its customers which may include revenue arrangements with multiple deliverables, as outlined by Emerging Issues Task Force No. 00-21 (EITF 00-21).  The Company’s accounting policies are defined such that each deliverable under a contract is accounted for separately.  Historically, the Company has negotiated and signed contracts with its customers which outline the contract amount and specific terms and conditions associated with each deliverable. Allowance for contractual adjustments is recorded as a reduction to revenue.

Stock-Based Compensation:  In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123(R)),  Share-Based Payment , which replaced SFAS No. 123,  Accounting for Stock-Based Compensation , and superseded Accounting Principles Board Opinion No. 25,  Accounting for Stock Issued to Employees. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS No. 123(R), we must determine the appropriate fair value method to be used for valuing share-based payments, the amortization method of compensation cost and the transition method to be used at the date of adoption.  In April 2005, the Securities Exchange Commission (SEC) amended Rule 401(a) of Regulation S-X to delay the effective date for compliance with SFAS No. 123(R). Based on the amended rule, we are required to adopt SFAS No. 123(R) as of July 1, 2005. We have evaluated the requirements of SFAS No. 123(R) and will adopt SFAS No. 123(R) on July 1, 2005.

Principles of Consolidation:  The consolidated financial statements include the accounts of Force Protection, Inc., and our two wholly owned subsidiaries, Force Protection Industries, Inc. (formerly Technical Solutions Group, Inc.) and TSG International, Inc. for the years ended December 31, 2005, 2004 and 2003, respectively. All inter-company balances and transactions are eliminated in consolidation.

Cash Equivalents:  For purposes of reporting cash flows, we consider all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Inventories:  Inventories are stated at the lower of cost or market. The cost is determined under the first-in, first-out, or FIFO, base valuation method. The Company maintains an allowance for obsolete or excess inventory. The Company determines an appropriate balance in this account based on historical data and specific identification of certain inventory items.

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

Gain/Loss per Share:  We utilize SFAS No. 128, “Earnings per Share.” Basic gain/loss per share is computed by dividing  gain/loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted gain/loss per share is computed similar to basic gain/loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Since we have had a loss from continued operations for the periods ending December 31, 2003, 2004 and 2005, in accordance with SFAS No 128 we treat our earnings per share on a “fully diluted basis” as equal to the earnings per share for our outstanding common stock (the reasoning provided under SFAS No 128 for such treatm-ent is that the inclusion of additional potential common shares is anti-dilutive).

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

Dividend Policy:   We have never declared or paid a cash dividend on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination to pay cash dividends on our common stock will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, restrictions contained in our agreements and other factors which our board of directors deems relevant. Under the terms of the Certificate of Designation for our Series D 6% Convertible Preferred stock, we are obligated to pay a 6% dividend in cash or shares of common stock on the outstanding shares of Series D stock.

RESTATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:   The twelve month period ending December 31, 2005 has been a period of extraordinary growth for us, as we increased our production capacity by more than 407% from the same period ending December 31, 2004 and increased our sales 384%. During this period we completed our vehicle production backlog from 2004 and secured a major new contract for the production of the new Cougar “Joint EOD Rapid Response” vehicles (“JERRV”) under Contract M67854-05-D-5091 for the United States Marine Corps. During the twelve month period ending December 31, 2005 we also announced a new order received from the U.S. Marine Corps for the purchase of four Buffalo vehicles (with associated spares, service and training) for a total contract price of $3,852,026. We delivered all four of these Buffalo vehicles under such contract during 2005. Sales for this period from all sources generated gross revenue of $49,712,829, against which we incurred total cost of goods of $46,828,615 generating a gross profit of $3,284,214. We incurred general and administrative expenses, including research and development, in the total amount of $18,914,277 resulting in an operating loss of $14,404,622. In 2005 we delivered a total of 71 vehicles (31 Buffalos, 22 Cougar HEV and 18 Cougar JERRV), and made substantial progress in our infrastructure build-up toward our current targeted steady production capacity of twenty Cougars per month and 4 Buffalos per month.

The following table sets forth our consolidated statements of operations for the twelve month period  ended December 31, 2005 and 2004, respectively. The discussion and analysis that follows should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

Consolidated Statement of Operations

	2005	2004	$ Change	% Change
	Restated	Restated	Restated	Restated
Revenues	49,712,829	10,272,757	39,440,072	383.93%
Cost of Sales	46,428,615	11,266,998	35,161,617	312.08%
Gross Profit	3,284,214	(994,241)	4,278,455	430.32%
G.P.%	7%	-10%

G&A Expense	17,256,359	9,614,052	7,642,307	79.49%
R&D Expense	1,657,918	1,230,290	427,628	34.76%
Total G&A	18,914,277	10,844,342	8,069,935
Operating Loss	(15,630,063)	(11,838,583)	(3,791,480)	32.03%

Interest Expense	(1,708,291)	(684,980)	(1,023,311)	149.39%
Other Income/(Expense)	102,941	569,760	(466,819)	-81.93%
Realized gain on derivative liability	2,830,791	—	2,830,791
Total	1,225,441	(115,220)	1,340,661	-1163.57%

Net Loss	(14,404,622)	(11,953,803)	(2,450,819)	20.50%

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

Cost of Sales:   Cost of sales for the twelve month period ended December 31, 2005 was $46,428,615, representing an increase of $35,161,617 compared to the same period in 2004. The increase during this period was due to the increased level of vehicle production, and the corresponding increased cost of direct and indirect labor and material associated with our manufacturing activities. The cost of sales for the twelve month period ended December 31, 2005 was 93% of gross revenues for such twelve month period representing an 7% gross profit for this period, compared with cost of sales of 110% of gross revenues for the same period in 2004, representing a 10% negative gross profit for 2004. This improvement in our gross profit is the result in part of increasing efficiency of our manufacturing operations. As we continue to expand our production capacity, we expect to achieve increased cost efficiency from volume purchasing, improvements in our manufacturing processes and the allocation of indirect costs across a broader production base, resulting in a projected decrease in the cost of sales as a percentage of gross revenue.

General and Administrative Expenses:   General and Administrative expenses for the twelve month period ended December 31, 2005 were $18,914,277 representing an increase of $8,069,935 compared to the same period in 2004. This increase included $427,628 in research and development expense, $551,322 attributable to relocation and recruiting costs for new employees, $4,703,460 for salaries and employee benefits, $1,107,972 for commission and settlement related expenses, $256,994 for employee training and $922,559 for consulting services. We expect our General and Administrative expenses to increase over time as we continue to expand our production capacity to meet increasing sales demand, however we expect the percentage of our General and Administrative expenses in relation to gross revenues to decrease as we achieve greater efficiencies in our operations. Thus for example, during the twelve month period ending December 31, 2005 our General and Administrative expense was 38% of our gross revenue as compared with 106% for the same period in 2004.

Net Loss:   Net Loss for the twelve month period ended December 31, 2005 was $14,404,622 representing an increased loss of $2,450,819 as compared to the net loss of $11,953,803 incurred during the same period in 2004. This increase reflects the costs associated with the intensive infra-structure development program we carried out during 2005, coupled with an expected temporary decline in vehicle production and delivery levels during the third and fourth quarters following the completion of our contract backlog and the commencement of our production under the JERRV contract. This increased loss also includes the non-recurring expense reserve of $2,012,989 for the cost of configuration upgrades to certain Cougar HEV vehicles discussed above. During this twelve month period, we incurred substantial expenses associated with our infrastructure expansion but have not been in a position to fully realize revenue from our increased capacity. As such, we do not believe that the financial results for this twelve month period are fully representative of our projected future results.

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

Future Results:   During the upcoming calendar year 2006 we expect to have incurred the majority of our presently anticipated infrastructure expansion costs and to achieve a substantially increased level of vehicle production capacity, resulting in increased revenues and profitability for such upcoming period. Set out below is a table showing actual and projected deliveries of our vehicles during 2004 and 2005.

Vehicle Deliveries 2004 & 2005

	Actual
	2004	Q1-2005	Q2-2005	Q3-2005	Q4-2005
Buffalo	9	2	22	3	4
Cougar HEV	5	8	2	8	4
Cougar JERRV	0	0	0	2	16
Total	14	10	24	13	24

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

LIQUIDITY AND CAPITAL RESOURCES

Current Liquidity:   For the twelve month period ending December 31, 2005, we had a starting cash balance of $2,264,406 and an ending cash balance of $1,217,509 representing a net decrease in our cash position for such period of $1,046,897. During this period we incurred negative cash flows from operations of $18,495,319 due to the increased spending associated with our substantial infra-structure expansion needed to support our increased production capacity. As part of this expansion, we also invested $1,511,337 in software, machinery and equipment. To meet our cash needs during this period, we raised a net total of $18,896,988 through various financing activities, including $15,305,965 from the sale of 15,800 shares of our Series D Convertible Preferred Stock, $513,991 from the sale of our common stock and $7,500,000 from the sale of a secured Note pursuant to a Subscription Agreement dated November 18, 2005 with Longview Fund, LP and Longview Equity Fund, LP. During this period we paid $4,000,000 to settle the principal amount outstanding under our July 2004 Bridge Facility with GC Financial Services, and incurred commissions and other fees associated with the foregoing financing transactions.

Future Liquidity:   During the twelve month period ending December 31, 2005 we experienced negative cash flows from operations of $18,495,319 and needed to rely on outside sources of working capital to meet our cash flow requirements. Our ability to factor our U.S. Government receivables under the Purchase and Sale Agreement with GC Financial Services, Inc. allowed us to receive payment within 24-48 hours of vehicle deliveries and reduced the impact of the government contract payment cycle on our short term liquidity however we needed to regularly manage our accounts payable to maintain liquidity during 2005. During the upcoming period ending December 31, 2006 we expect the infra-structure expenses we have incurred in connection with our production ramp-up will begin to level off or decline and that we will begin to experience positive cash flow from operations as we increase the volume of vehicle production. As our expenses level out and our revenues increase, we expect to achieve positive cash flow from operations during the first half of 2006. Nonetheless, given our limited available cash, we may need to consider outside sources of financing to support our continued development and growth.

Contract Liabilities: Our sales contracts generally include a warranty such that our products are free from defects in design, material, and workmanship for a period of 1 year from the acceptance date.  The warranty does not apply to any damage or failure to perform caused by the misuse or abuse of the vehicle, combat damage, fair wear and tear items (brake shoes, track pads, wiper blades, etc.), or by the customer’s failure to perform proper maintenance or service on the supplies.

We routinely review our exposure for warranty costs and determines warranty and pricing reserves based on historical data and known events.  Below is a table detailing our accruals for warranty-related costs as of December 31, 2005 and 2004:

Accruals for contract liabilities include the following:

	2005	2004	2003
General warranty	$1,686,062	$167,950	$180,384
Loss contingency	—	501,331	—
Other	—	60,180	—
	$1,686,062	$729,461	$180,384

Vehicle Fees: We are party to a Memorandum of Understanding with Mechem, a division of Denel PTY, a South African company pursuant to which Mechem agreed for a period of five years to work exclusively with us and not to cede, dispose or transfer to any third party other than us any of our technology, IPR or other proprietary information relating to our armored vehicles systems including, but not limited to, designs, drawings, full technical specifications, test data, hardware and software designs and technologies, supplier’s list, know-how and all and every piece of information and data relevant to such systems. In exchange for such exclusivity, we agreed to pay Mechem a “vehicle fee,” for every Buffalo and Tempest we manufacture and sell. We are not obligated to pay a vehicle fee in respect of other vehicles we manufacture and sell. On September 13, 2006, we executed a new Memorandum of Agreement with Mechem, extending the period of exclusivity for an additional five years, and adding a provisions that Mechem would upon request by us provide expertise and know-how on a “work for hire” basis to advise, assist and support us in our marketing activities. We also agreed to make a one time payment of $394,500 to Mechem, representing vehicle fees in respect of Cougar vehicles previously delivered and sold by us during 2005 and 2006. The agreement with Mechem expires in September 2011.

We are also party to an agreement with CSIR Defencetek (a division of the Council for Scientific and Industrial Research) a statutory council established in accordance with the Laws of the Republic of South Africa, pursuant to which we are obligated to pay the CSIR a similar vehicle fee. The agreement with the CSIR expires in March 2007.

The following table is a summary of the vehicle fees to be paid per vehicle:

	Mechem	CSIR
Buffalo	$5,000	$3,000
Cougar	$1,500	$0
Tempest	$3,000	$1,500
Cheetah	$0	$0

Table of Contractual Obligations:

The following is a table outlining our actual and projected significant contractual obligations as of December 31, 2005:.

	For the Years Ended
	2006	2007	2008	2009	2010	Total
Operating Lease Commitments	$777,092	$831,426	$492,844	$18,305	$—	$2,119,667
Notes Payable – Longview, principal	$7,500,000	$—	$—	$—	$—	$7,500,000
Notes Payable – Longview, interest	$843,288	$—	$—	$—	$—	$843,288
Raw Material Purchase Commitments	$8,289,132	$—	$—	$—	$—	$8,289,132
Mechem - Vehicle Fees (1)	Variable	Variable	Variable	Variable	Variable
CSIR – Vehicle Fees (2)	Variable	Variable	$—	$—	$—
Total	$17,409,512	$831,426	$492,844	$18,305	$—	$18,752,087

(1)          Refer to the Mechem vehicle fee agreement detailed above in Footnote 8, Commitments and Contingencies, “Vehicle Fees.”

(2)          Refer to the CSIR vehicle fee agreement detailed above in Footnote 8, Commitments and Contingencies, “Vehicle Fees.”

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

On October 18, 2005 our Chief Financial Officer resigned. The resignation of our Chief Financial Officer has not had a material negative impact upon on our operations.  On November 15, 2005, R. Scott Ervin, a member of the Company’s board of directors, accepted the position of Interim Chief Financial Officer.  The Company is in the process of identifying candidates to become the Company’s next Chief Financial Officer.

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

As discussed in Note 1 to the financial statements, certain errors resulting in adjustments to the Company’s accounting for preferred stock and warrants issued to investors, accounting for stock-based compensation to employees and non-employees and accounting for rent expense on a straight-line basis as of December 31, 2005 and 2004, were discovered by management of the Company during the current year. Accordingly, the 2005 and 2004 financial statements have been restated to correct these errors.

As discussed above, the financial statements of Force Protection Inc., and subsidiary as of December 31, 2003, and for the year then ended were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been restated. We audited the adjustments described in Note 1 that were applied to restate the 2003 financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2003 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2003 financial statements taken as a whole.

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

/s/ Jaspers + Hall, PC
Denver, Colorado
March 17, 2006 (except as to the restatement discussed in Note 1 to the consolidated financial statements as to which the date is as of April 16, 2007)

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders of Force Protection, Inc. and subsidiary

We  have  audited  the  accompanying  consolidated  balance  sheets  of  Force Protection, Inc., and subsidiary (formerly known as Sonic Jet Performance, Inc.) as  of  December  31,  2003 and 2002, and the related consolidated statements of operations,  stockholders’  equity  (deficit)  and  cash flow for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Michael Johnson & Co., LLC
Michael Johnson & Co., LLC
Denver, Colorado
March 2, 2004

FORCE PROTECTION, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005, 2004 and 2003

	2005	2004	2003
	Restated	Restated	Restated
ASSETS
Current Assets:
Cash	$1,217,509	$2,264,406	$278,777
Accounts receivable, net of allowance for contractual adjustments of $1,018,051 for 2005, $0 for 2004 and 2003	3,666,358	1,053,973	144,932
Inventories	32,486,776	9,029,913	827,337
Other current assets	267,189	241,910	60,000
Total current assets	37,637,832	12,590,202	1,311,046
Investment in Xtreme Companies, Inc., net of valuation allowance	—	—	—
Property and equipment, net	2,138,703	1,036,994	309,068
Total Assets	$39,776,535	$13,627,196	$1,620,114

LIABILITIES & SHAREHOLDERS’ EQUITY
LIABILITIES
Current Liabilities:
Accounts payable	$14,688,855	$1,867,363	$715,066
Other accrued liabilities	1,898,020	1,354,466	75,500
Contract liabilities	1,686,062	729,461	180,384
Loans payable	7,500,000	360,975	536,162
Line of Credit	—	4,000,000	176,961
Deferred revenue	12,598,921	2,645,716	209,175
Total Current Liabilities	38,371,858	10,957,981	1,893,248

Long-term debt:
Other long term liabilities	—	110,732	32,461
Total Liabilities	38,371,858	11,068,713	1,925,709

Preferred stock series D, $0.001 par value, authorized: 20,000 shares, issued and outstanding: 2005, 13,004 shares; 2004, 0 shares; 2003, 0 shares	7,901,438	—	—

SHAREHOLDERS’ EQUITY
Preferred stock: $0.001 par value, authorized: 10,000,000 shares
Preferred stock Series A, $0.001 par value, authorized: 1,600 shares issued and outstanding: 2005, 0 shares; 2004, 0 shares; 2003, 0 shares
Preferred stock series B, $0.001 par value, authorized: 25 shares, issued and outstanding: 2005, 0 shares;2004, 19.5 shares; 2003, 10 shares	—	—	—
Preferred stock series C, $0.001 par value, authorized: 150 shares, issued and outstanding: 2005, 0 shares; 2004, 0 shares; 2003, 130 shares	—	—	—
Common stock, $0.001 par value $0.001, authorized: 300,000,000, issued and outstanding: 2005, 36,144,216 shares; 2004, 19,357,938 shares; 2003, 10,190,021 shares	36,114	19,358	10,190
Warrants	5,780,952	2,602,800	4,862,765
Beneficial Conversion Feature	0	19,102,306	282,890
Additional Paid-in Capital	38,714,893	35,874,565	18,805,887
Accumulated deficit	(51,028,720)	(55,040,546)	(24,267,327)
Total Shareholders’ Equity	(6,496,761)	2,558,483	(305,595)
Total Liabilities and Shareholders’ Equity	$39,776,535	$13,627,196	$1,620,114

The accompanying Notes are an integral part of these financial statements.

FORCE PROTECTION, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENT
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	Restated	Restated	Restated
Net sales	$49,712,829	$10,272,757	$6,247,285

Cost of sales	46,428,615	11,266,998	4,442,418
Gross profit	3,284,214	(994,241)	1,804,867

General and administrative expense	18,914,277	10,844,342	4,861,584

Operating loss	(15,630,063)	(11,838,583)	(3,056,717)

Other income	102,941	569,760	41,668
Interest expense	(1,708,291)	(684,980)	(222,894)
Realized gain on derivative liability	2,830,791	—	—
Impairment losses – goodwill	—	—	(1,917,747)
Loss from continuing operations before taxes	(14,404,622)	(11,953,803)	(5,155,690)

Loss from discontinued operations	—	—	(2,932,179)

Net loss	$(14,404,622)	$(11,953,803)	$(8,087,869)

Net loss	$(14,404,622)	$(11,953,803)	$(8,087,869)
Accretion of Series D 6% convertible preferred stock	(2,041,697)	—	—
Preferred stock dividends	(778,530)	—	—

Net loss available to common shareholders	$(17,224,849)	$(11,953,803)	$(8,087,869)

Basic loss per common share before discontinued operations	$(0.51)	$(0.62)	$(0.63)
Basic loss per common share from discontinued operations	—	—	(0.36)

Basic loss per common share	$(0.51)	$(0.62)	$(0.99)

Diluted loss per common share before discontinued operations	$(0.51)	$(0.62)	$(0.63)
Diluted loss per common share from discontinued operations	—	—	(0.36)

Diluted loss per common share	$(0.51)	$(0.62)	$(0.99)

Weighted-average shares used to compute:
Basic loss per share	33,926,573	19,357,939	8,185,153
Diluted loss per share	33,926,573	19,357,939	8,185,153

The accompanying Notes are an integral part of these financial statements.

FORCE PROTECTION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2005, 2004 and 2003

	Series B Preferred Stock		Series C Preferred Stock		Common Stock
	Shares	Par $.001	Shares	Par $.001	Shares	Par $.001	Warrants	BCF	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2002	10	$—	32	$—	5,963,202	$5,963	$2,210,577	$199,598	$14,483,478	$(16,096,166)	$803,450

Issuance of common stock for cash					2,429,272	2,429	2,652,188		312,083	—	2,966,700

Issuance of common stock for conversion of debt					264,804	265	—		377,185	—	377,450

Issuance of common stock for services					738,791	740			1,232,169		1,232,909

Issuance of common stock for settlement					139,441	139	—		133,724	—	133,863

Issuance of common stock for compensation					166,065	166			272,856		273,022

Issuance of common stock for director compensation					75,000	75			130,425		130,500

Issuance of common stock for financing placement					109,279	109			(109)		—

Revaluation of TSG acquisition					—	—			720,000		720,000

Issuance of preferred stock for cash	—	—	14	—					140,000		140,000

Issuance of preferred stock for conversion of debt	—	—	28	—	—	—	—		280,000	—	280,000

Issuance of preferred stock for interest	—	—	1	—	—	—	—		9,064	—	9,064

Issuance of preferred stock for services	—	—	50	—	—	—	—		661,720	—	661,720

Issuance of preferred stock for compensation	—	—	12	—					103,596		103,596

Redemption of preferred stock	—	—	(5)	—	—	—	—		(50,000)	—	(50,000)

Change in Beneficial Conversion Feature								83,292		(83,292)	—

Common shares to be cancelled					304,167	304			(304)		—

Net loss					—	—				(8,087,869)	(8,087,869)

Balance, December 31, 2003	10	$—	132	$—	10,190,021	$10,190	$4,862,765	$282,890	$18,805,887	$(24,267,327)	$(305,595)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock
	Shares	Par $.001	Shares	Par $.001	Shares	Par $.001	Warrants	BCF	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2003	10	$—	132	$—	10,190,021	$10,190	$4,862,765	$282,890	$18,805,887	$(24,267,327)	$(305,595)

Issuance of common stock for cash					2,982,717	2,983			7,200,234	—	7,203,217

Issuance of common stock for third party services					163,501	163			496,793	—	496,956

Issuance of common stock for compensation - directors & employees					616,682	617			1,431,187		1,431,804

Issuance of common stock for cash (Warrant net change)					2,757,618	2,758	(2,259,965)		6,352,054		4,094,847

Cancellation of common shares					(304,167)	(304)			304		—

Issuance of common shares for debt					20,421	20			124,956		124,976

Conversion of preferred stock to common stock	(1)		(80)		2,931,145	2,931			(2,931)	—	—

Conversion between preferred Series B and Series C	11		(105)		—	—			—	—	—

Change in Beneficial Conversion Feature	—		—					18,819,416		(18,819,416)	—

Issuance of preferred stock for cash	—		1	—	—	—			10,000	—	10,000

Issuance of preferred stock for compensation	—		38		—	—			1,316,081	—	1,316,081

Issuance of preferred stock for conversion of debt	—		20		—	—			200,000	—	200,000

Rescission and redemption of preferred stock	—		(6)		—	—	—		(60,000)	—	(60,000)

Net loss	—		—		—	—				(11,953,803)	(11,953,803)

Balance, December 31, 2004	20	$—	—	$—	19,357,938	$19,358	$2,602,800	$19,102,306	$35,874,565	$(55,040,546)	$2,558,483

	Series B Preferred Stock		Series C Preferred Stock		Common Stock
	Shares	Par $.001	Shares	Par $.001	Shares	Par $.001	Warrants	BCF	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2004	20	$—	—	$—	19,357,938	$19,358	$2,602,800	$19,102,306	$35,874,565	$(55,040,546)	$2,558,483
Issuance of common stock for cash					185,321	185	—		513,806	—	513,991
Issuance of common stock for compensation					51,616	52			125,357	—	125,409
Issuance of common stock for settlement agreements					53,467	53			144,842	—	144,895
Issuance of common stock for interest					14,876	15			20,626	—	20,641
Issuance of common stock for Series D dividends					281,697	282			418,148	(418,430)	—
Issuance of common stock to round up post split shares					3,079	3			6,075	—	6,078
Issuance of common stock for cash-warrants					114,376	114	(122,903)		334,418	—	211,629
Warrant issued for Series D placement	—	—	—	—			200,071		(200,071)		—
Conversion of Series D preferred stock to common stock	—	—	—	—	1,331,429	1,331			1,440,694		1,442,025
Accretion of Series D preferred stock	—	—	—	—					(2,041,697)		(2,041,697)
Reclassification of Series D warrants from liability	—	—	—	—			5,173,409				5,173,409
Cash dividends for Series D	—	—	—	—						(100,020)	(100,020)
Dividends for Series D—accrued										(260,080)	(260,080)
Conversion of Series B preferred stock to common stock	(20)	—	—	—	14,803,750	14,804	—		(14,804)	—	—
Change in Beneficial Conversion Feature	—	—	—	—				(19,102,306)		19,102,306	—
Common share grants cancelled	—	—	—	—	(83,333)	(83)			(209,916)		(209,999)
Stock based compensation (SFAS 123)										92,671	92,671
Warrants-net (expired & issued) not including Series D	—	—	—	—			(2,072,425)		2,302,850		230,425
Net loss	—	—	—	—	—	—			—	(14,404,621)	(14,404,621)
Balance, December 31, 2005	—	$—	—	$—	36,114,216	$36,114	$5,780,952	$—	$38,714,893	$(51,028,720)	$(6,496,761)

FORCE PROTECTION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
	Restated	Restated	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(14,404,622)	(11,953,803)	(8,087,869)
Loss from discontinued operations	—	—	2,932,179
Loss from continuing operations	(14,404,622)	(11,953,803)	(5,155,690)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	386,152	207,271	104,334
Realized gain on derivative liability	(2,830,791)	—	—
Impairment loss – goodwill	—	—	1,634,873
Stock issued for services and compensation	(84,590)	3,244,841	1,636,931
Stock issued for settlement	144,895	—	133,863
Stock based compensation	92,671	—	—
Stock issued for interest	20,641	—	—
Change in assets and liabilities:
Decrease (increase) in accounts receivable	(2,612,385)	(909,041)	21,310
Decrease (increase) in inventories	(23,456,863)	(8,202,576)	(640,874)
Decrease (increase) in other current assets	(25,279)	(181,910)	86,874
Increase (decrease) in accounts payable	12,821,492	1,152,297	(197,168)
Increase (decrease) in other accrued liabilities	543,554	1,603,942	(47,367)
Increase (decrease) in contract liabilities	956,601	549,077	(244,563)
Deferred Revenue	9,953,205	2,436,541	209,175
Net cash used in operating activities	(18,495,319)	(12,053,361)	(2,458,802)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,511,337)	(935,197)	(76,878)
Proceeds from sale of assets	62,721	—	—
Net cash used in investing activities	(1,448,566)	(935,197)	(76,878)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt—	—	—	—
Issuance of common stock, net	513,991	11,298,064	2,186,350
Issuance of Series D preferred stock, net	15,305,965	—	—
Issuance of Series C preferred stock, net	—	—	140,000
Redemption of preferred stock	—	(50,000)	(50,000)
Preferred Stock Dividends paid	(100,020)	—	—
Issuance of common stock for cash - warrants	211,629	—	—
Proceeds from (Payments on) loans, net	7,139,025	(175,187)	479,355
Proceeds from (Payments on) Line of Credit, net	(4,000,000)	3,823,039	(50,453)
Proceeds from (Payments on) long term liabilities	(110,732)	78,271	(35,271)
Payments on Capitalized lease	(62,870)	—	—
Net cash provided by Financing Activities	18,896,988	14,974,187	2,669,981
Net increase (decrease) in cash	(1,046,897)	1,985,629	134,301

CASH—beginning of period	$2,264,406	$278,777	$144,476
CASH—end of period	$1,217,509	$2,264,406	$278,777

Supplemental cashflow information
Interest Paid	$1,010,160	$454,512	$38,726
Taxes Paid	—	—	—

The accompanying Notes are an integral part of these financial statements.

FORCE PROTECTION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These notes are an integral part of the Company’s financial statements set forth above.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED)

2005, 2004 AND 2003 RESTATEMENT

As discussed in the explanatory note to this Form 10-K/A and in Note 1 to the Company’s financial statements included herein, the Company is restating its financial statements and other financial information for the years ended 2005, 2004 and 2003, and financial information for each of the quarters in the years 2005, 2004 and 2003.  The restatement adjusts the Company’s accounting for preferred stock and warrants issued to investors, accounting for stock-based compensation to employees and non-employees and accounting for rent expense on a straight-line basis.

The following tables set forth the effects of the error in accounting for the valuation of preferred stock and warrants issued to investors, accounting for stock-based compensation to employees and accounting for rent expense on a straight-line basis.

	(Increase)/Decrease in net loss
	2005	2004	2003

Total adjustment	$2,161,046	$(1,707,970)	$(2,766,245)

Previously reported net loss	$(16,565,668)	$(10,245,833)	$(5,321,624)

Percent variation from previously reported net loss	13.0%	-16.7%	-52.0%

	(Increase)/decrease in net loss
	2005
Quarter	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.

Total adjustment	$(46,309)	$(61,272)	$(777,977)	$3,046,604
Previously reported net income (loss)	$(7,108,180)	$(5,605,211)	$130,633	$(3,982,910)
Percent variation from previously reported net loss	0.7%	1.1%	-595.5%	-76.5%

	(Increase)/decrease in net loss
	2004
Quarter	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.

Total adjustment	$(375,754)	$(649,028)	$34,159	$(717,347)
Previously reported net loss	$(3,854,612)	$(3,236,792)	$(1,957,990)	$(1,196,439)
Percent variation from previously reported net loss	9.7%	20.1%	-1.7%	60.0%

	(Increase)/decrease in net loss
	2003
Quarter	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.

Total adjustment	$(720,718)	$(254,946)	$(420,309)	$(1,370,272)
Previously reported net loss	$(1,748,243)	$183,246	$(1,972,958)	$(1,783,669)
Percent variation from previously reported net loss	41.2%	-139.1%	21.3%	76.8%

Nature of the Business

Force Protection, Inc. and subsidiaries (the “Company”) designs, manufactures and markets blast and ballastics armored vehicles for sale to military customers.

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

•       Valuation of derivative instruments

•       Valuation of preferred stock and common stock issuances in lieu of cash compensation

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

The Company negotiates contracts with its customers which may include revenue arrangements with multiple deliverables, as outlined by Emerging Issues Task Force No. 00-21 (EITF 00-21).  The Company’s accounting policies are defined such that each deliverable under a contract is accounted for separately.  Historically, the Company has negotiated and signed contracts with its customers which outline the contract amount and specific terms and conditions associated with each deliverable. Allowance for contractual adjustments is recorded as a reduction to revenue.

Allowance for Contractual Adjustments

The Company’s contracts with the U.S. Government are negotiated as a “sole source” or “open competition” bid process.  A sole source process is one in which the Company is the sole bidder for the contract.  An open competition could involve various bidders.  Once a bid is accepted, the U.S. Government expects work to commence immediately.  An open competition results in a final agreed-upon contract price which the U.S. Government has agreed to.  A sole source process results in an agreed-upon contract with the U.S. Government, subject to an adjustment process at a later date, termed the “definitization process.”  The definitization process commences upon delivery of a product, whereby the U.S. Government completes a detailed review of the Company’s costs involved in the manufacturing and delivery process.  The U.S. Government and the Company then work to determine an adequate and fair final contract price.  As a result of the potential adjustments related to the definization process, the Company maintains an allowance for contractual adjustments account.  This account is reviewed on a monthly basis to determine adequate adjustments, if necessary.  The allowance is maintained and deemed adequate based on the analysis of historical data and calculation of pro-rata percentages of current contracts in place, which remain subject to the definitization process.

The Company does not maintain an allowance for doubtful accounts.  The Company’s significant sales for 2005, 2004, and 2003 involved contracts signed with the U.S. Government.  The Company does not believe an allowance for doubtful accounts is necessary due to the credit-worthiness of the U.S. Government.

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

In December 2004, FASB issued Statement No. 123(R), Share-Based Payment, which establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of equity instruments. Effective on July 1, 2005,  the Company adopted SFAS 123(R), which requires the Company to recognize the grant-date fair value of stock options and equity based compensation issued to employees in the statement of operations. The statement also requires that such transactions be accounted for using the fair-value-based method, thereby eliminating use of the intrinsic method of accounting in APB No. 25, Accounting for Stock Issued to Employees, which was permitted under SFAS 123, as originally issued.

Loss per Share

The Company utilizes SFAS No. 128, “Earnings per Share” to calculate gain/loss per share. Basic gain/loss per share is computed by dividing the gain/loss available to common stockholders (as the numerator) by the weighted-average number of common shares outstanding (as the denominator). Diluted gain/loss per share is computed similar to basic gain/loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional common shares were dilutive. Under SFAS No. 128, if the additional common shares are dilutive, they are not added to the denominator in the calculation. Where there is a loss, the inclusion of additional common shares is anti-dilutive (since the increased number of shares reduces the per share loss available to common stock holders). For all periods, the Company has experienced a net loss, and thus common stock equivalents have been excluded from the calculation of diluted loss per share.

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

Reclassifications

Certain reclassifications to the Company’s balance sheet and income statement have been made in 2005, in order for the 2004 and 2003 financial statements to conform to the presentation of these financial statements.  These reclassifications did not impact the Company’s net loss for the years ended December 31, 2005, 2004 and 2003, respectively.

Recent Accounting Pronouncements

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

NOTE 2—GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had cumulative recurring losses of $50,668,620 as of December 31, 2005 and negative cash flows from operations during the year ending December 31, 2005 of $18,495,319. The ability of the Company to operate as a going concern depends upon its ability to obtain outside sources of working capital and/or generate positive cash flow from operations. Management is aware of these requirements and is undertaking specific measures to address these liquidity concerns. Specifically, to increase revenues the Company has focused on increasing its production capacity to maximize revenues from vehicles sales and has continued to expand its integrated logistics support function to meet the increased demand for spare parts and other support services. The efforts by the Company in these regards have been dramatic, as the Company has been able to increase its average monthly vehicle production from four vehicles per month to the current average of 15 vehicles per month, resulting in an annual production increase of 407% from 2004. The Company is also undertaking to increase its gross profitability by reducing the direct costs to manufacture its products, by focusing on continual improvement of manufacturing processes and reducing rework and waste resulting from internal inefficiencies. At the same time, the Company is working to reduce the percentage of its G&A expenses with respect to revenues through workforce balancing and cost planning initiatives. The Company anticipates that these efforts will lead to positive cash flows and profitability during 2006. Finally, to provide additional liquidity, the Company continues to explore various asset-based debt financing options, including long term loans, revolving lines of credit and accounts receivable factoring arrangements. Notwithstanding the foregoing, there can be no assurance that the Company will be successful in obtaining such financing, that it will have sufficient funds to execute its business plan or that it will generate positive operating results. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 3 — CONCENTRATIONS

The Company’s future operations and continued expansion is subject to a significant concentration risk.  During the years ended December 31, 2005, 2004 and 2003, the Company’s revenues from military units of the U.S. Government accounted for 100% of total revenues, respectively.  The Company’s accounts receivable from military units of the U.S. Government at December 31, 2005, 2004 and 2003 amounted to 100% of total accounts receivable, respectively.  However, the Company currently has a significant backlog and has signed contracts to provide additional products of significant value to the U.S. Government and its first international customer, the British Ministry of Defense.

NOTE 4 — ACCOUNTS RECEIVABLES  “DEFINITIZATION”

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

Below is a table detailing activity within the allowance for contractual adjustments account for the years ended December 31, 2005, 2004, and 2003 respectively.

	Year Ended	Year Ended	Year Ended
	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2003
Beginning balance	$—	$—	$—
Additions to allowance	1,018,051	—	—
Reduction to allowance	—	—	—
Ending balance	$1,018,051	$—	$—

The Company does not maintain an allowance for doubtful accounts.  The Company’s significant sales for the years ended December 31, 2005, 2004 and 2003 involved contracts signed with the U.S. Government.  The Company does not believe an allowance for doubtful accounts is necessary due to the credit-worthiness of the U.S. Government.

Historically, the Company has not encountered sales returns.  The Company does not anticipate sales returns in the future.

NOTE 5 — INVESTMENT IN XTREME COMPANIES, INC.

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

	2005	2004	2003
Challenger Powerboat Inc. Series A preferred stock	$—	$—	$—
Valuation Allowance	(—)	(—)	(—)
Net Investment in Challenger Powerboat Inc.	$—	$—	$—

NOTE 6—INVENTORIES

Property, Plant and Equipment at December 31, 2005, 2004 and 2003 consisted of the following:

	2005	2004	2003
Raw materials and supplies	$15,222,503	$5,268,798	$—
Work in process	17,762,554	3,756,921	827,337
Finished Goods	—	4,194	—
Less: Allowance for surplus and obsolete	(498,281)	—	—
Inventories, net	$32,486,776	$9,029,913	$827,337

NOTE 7—PROPERTY AND EQUIPMENT

Property, Plant and Equipment at December 31, 2005 ,2004 and 2003 consisted of the following:

	2005	2004	2003
Furniture and fixtures	$227,613	$252,608	$61,479
Leasehold improvements	59,928	—	—
Machinery and equipment	2,024,436	983,955	307,490
Test Equipment	16,790	16,790	—
Manuals	104,798	104,798	64,095
Vehicles	56,464	10,110	—
Demo vehicles	425,845	192,530	192,530
Less depreciation and amortization	(777,171)	(523,797)	(316,526)
Net property and equipment	$2,138,703	$1,036,994	$309,068

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $386,152, $207,271 and $104,334 respectively.

NOTE 8—COMMITMENTS AND CONTINGENCIES

Other Accrued Liabilities

The Company’s other accrued liabilities include the following:

	2005	2004	2003
Compensation and benefits	$1,396,024	$1,195,705	$30,911
Dividends on preferred stock	260,080	—	—
Rents liability	12,039	124,575	44,589
Shares committed to be issued	212,606	—	—
Other	17,271	34,186	—
	$1,898,020	$1,354,466	$75,500

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

The Company routinely reviews its exposure for warranty costs and determines warranty and pricing reserves based on historical data and known events.  Below is a table detailing the Company’s accruals for warranty-related costs as of December 31, 2005 and 2004:

Accruals for contract liabilities include the following:

	2005	2004	2003

General warranty	$1,686,062	167,950	180,384
Loss contingency	—	501,331	—
Other	—	60,180	—
	$1,686,062	$729,461	$180,384

Vehicle Fees

The Company is party to a Memorandum of Understanding with Mechem, a division of Denel PTY, a South African company pursuant to which Mechem agreed for a period of five years to work exclusively with the Company and not to cede, dispose or transfer to any third party other than the Company any of its technology, IPR or other proprietary information relating to its armored vehicles systems including, but not limited to, designs, drawings, full technical specifications, test data, hardware and software designs and technologies, supplier’s list, know-how and all and every piece of information and data relevant to such systems. In exchange for such exclusivity the Company agreed to pay Mechem a “vehicle fee,” for every Buffalo and Tempest the Company manufactures and sells. The Company is not obligated to pay a vehicle fee in respect of other vehicles it manufactures and sells.

The Company is also party to an agreement with CSIR Defencetek (a division of the Council for Scientific and Industrial Research) a statutory council established in accordance with the Laws of the Republic of South Africa, pursuant to which the Company is obligated to pay the CSIR a similar vehicle fee. The agreement with the CSIR expires in March 2007.

The following table is a summary of the vehicle fees to be paid per vehicle:

	Mechem	CSIR
Buffalo	$5,000	$3,000
Cougar	$3,000	$1,500

Table of Contractual Obligations

The following is a table outlining the Company’s actual and projected significant contractual obligations as of December 31, 2005:

	For the Years Ended
	2006	2007	2008	2009	2010	Total
Operating Lease Commitments	$777,092	$831,426	$492,844	$18,305	$—	$2,119,667
Notes Payable – Longview, principal	$7,500,000	$—	$—	$—	$—	$7,500,000
Notes Payable – Longview, interest	$843,288	$—	$—	$—	$—	$843,288
Raw Material Purchase Commitments	$8,289,132	$—	$—	$—	$—	$8,289,132
Mechem - Vehicle Fees (1)	Variable	Variable	Variable	Variable	Variable
CSIR – Vehicle Fees (2)	Variable	Variable	$—	$—	$—

Total	$17,409,512	$831,426	$492,844	$18,305	$—	$18,752,087

(1) Refer to the Mechem vehicle fee agreement detailed above in Footnote 8, Commitments and Contingencies, “Vehicle Fees.”

(2) Refer to the CSIR vehicle fee agreement detailed above in Footnote 8, Commitments and Contingencies, “Vehicle Fees.”

On April 23, 2004 the Company was awarded a contract to deliver 14 Cougar Hardened Engineer Vehicles (“HEV”) to the U.S. Marine Corps under contract M6785404-D-5099. As of December 31, 2004 we had delivered only 5 of the Cougar HEV vehicles. On March 8, 2005 the U.S. Marine Corps exercised its contractual option to purchase an additional 14 HEV vehicles, for a total of twenty-eight vehicles to be delivered by the Company. As of December 31, 2005, we had delivered a total of twenty seven HEV vehicles, leaving a backlog for 2006 of one HEV vehicle to be delivered under this contract. The Cougar HEV was a new product when the original contract was signed in 2004 and the Company did not have experience with the cost of performance for such vehicle. During 2005, as the Company continued to perform on the HEV contract, the Company experienced certain costs overruns resulting from design changes, material rework and other production inefficiencies inherent in the development of a new product. As of December 31, 2005, based on such operating experience and having completed 96.4% of the vehicles required under the contract the Company made a determination that it would experience a net loss on the HEV contract in the approximate amount of $501,331 as a result of such inefficiencies. This amount was based upon actual costs incurred for the manufacture of the previous vehicles and an estimation of the costs associated with the manufacture of the then existing backlog.

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

On February 4, 2005, the Company entered into an agreement with Mr. Ted McQuinn to act as President of its subsidiary Force Protection Industries, Inc. Under the terms of such agreement, Mr. McQuinn is to receive compensation of $180,000 per year, plus an annual grant (for a period of three years) of unregistered common stock valued at $100,000 and a one time grant of unregistered common stock valued at $12,910.

On November 15, 2004, the Company entered into an employment agreement with Mr. R. Scott Ervin to act as its General Counsel. Under the terms of such agreement, Mr. Ervin is to receive compensation of $118,000 per year, plus relocation expenses of $15,000, plus a grant of unregistered common stock valued at $75,001. Effective January 1, 2005, the annual compensation under such agreement was increased to $140,000. On January 27, 2005, Mr. Ervin was appointed by the Board to act as Interim Chief Executive Officer during the Company’s search for a Chief Executive Officer. Upon the appointment of the new Company Chief Executive Officer on April 18, 2005, Mr. Ervin ceased to serve as the Interim Chief Executive Officer but continues to serve as General Counsel and a member of the board of directors. Mr. Ervin received no compensation for his services as a director during 2005. On November 14, 2005, the Board appointed Mr. Ervin to serve as the Acting Chief Financial Officer following the resignation of the former CFO.

On November 8, 2004, the Company entered into an employment agreement with Director Mr. Gale Aguilar to act as the Interim Chief Executive Officer. Under the terms of such agreement, Mr. Aguilar is to receive compensation of $180,000 per year, plus a grant of 15,099 shares of unregistered common stock vesting on November 18, 2004 valued at $72,650.  Mr. Aguilar’s employment agreement was terminated effective January 27, 2005. Mr. Aguilar received no compensation for his services as a director during 2005.

On March 31, 2003, the Company entered into an employment agreement with Mr. Frank Kavanaugh to act as its Vice President of Business Development. Under the terms of such agreement, Mr. Kavanaugh is to receive compensation of $180,000 per year. In addition, on December 31, 2004, Mr. Kavanaugh received a one time grant of 10 Series C shares and 41,667 common shares valued at $460,890.  On May 14, 2005, Mr. Kavanaugh resigned from his employment with the Company, but continues to serve on the board of directors as Chairman. In connection with Mr. Kavanaugh’s resignation, the Company agreed to pay for 24 months of health coverage valued at $24,178. Mr. Kavanaugh received no compensation for his services as a director during 2005.

Contract Definitization

The Company contracts for the sale of its vehicles to the U.S. Government under fixed price sales contracts, subject to the provisions of the U.S. Federal Acquisition Regulations (“FAR”).  Under FAR 52.216-25, contract awards may be made subject to future “Contract Definitization” pursuant to which the contractor agrees to negotiate with the Government following commencement of the contract work to finalize detailed conditions of the contract, including pricing, scheduling and other applicable requirements.  As part of such negotiations, the contractor is subject to audit by the U.S. Defense Contract Audit Agency (“DCAA”) of its direct material and labor costs, manufacturing overhead and margin. Based on such audit and the negotiations with the Government, the final “definitized” contract price may be less than the amount originally established (see additional discussions within Footnote 1 and Footnote 4).

Legal Proceedings

On May 12, 2005, Atlantis Partners, Inc. filed a complaint against the Company in the Circuit Court for the 15th Judicial Circuit, Palm Beach County Florida for alleged breach of terms related to a finder’s fee agreement dated March 28, 2003. The complaint alleges damages of at least $400,000 in fees, plus costs and interest.

NOTE 9—DEFERRED REVENUE

The Company only recognizes revenue from the sales of its vehicles upon formal acceptance by its customers. However, the Company does receive performance based payments in accordance with agreed milestones under some of its government contracts. The Company records such performance based payments as deferred revenue and carries them on its balance sheet until formal acceptance by the customer. As of December 31, 2005, 2004 and 2003 the Company had $12,598,921, $2,645,716 and $209,175 respectively as deferred revenue resulting from its contracts with the U.S. Army and the U.S. Marines.

NOTE 10—DEBT

On November 18, 2005, the Company entered into a Subscription Agreement with Longview Fund, LP and Longview Equity Fund, LP (the “Subscribers”) pursuant to which the Company issued to the Subscribers secured promissory notes (the “Notes”) having a total face value of $7,500,000. The Notes mature on February 18, 2006, and pay simple interest payable at the annual rate of 24%  if not paid in full at that time. In connection with such purchase, the Company executed a Security Agreement pursuant to which the Subscribers were granted a security interest in certain of the Company’s property. As of December 31, 2005, the Company had $7,500,000 in short-term debt, representing the face value of these Notes. On February 18, 2006 the Company entered into an extension agreement with the holders of the Notes pursuant to which the Company paid $1,250,000 of the principal amount of the Notes and extended the maturity date of the balance for an additional 60 days.

In June 2005 the Company entered into an agreement with GC Financial Services, Inc. for a Bridge Facility and associated Demand Note with a stated principal amount of $5,000,000. The Company can draw on such Facility up to the face value of the Note and is obligated to pay interest on any amounts outstanding under such Facility at an annualized interest rate of 48%.  Additionally, the Company entered into a Security Agreement covering its accounts, inventory, equipment, general intangibles, and certain other assets as collateral to secure payment of the Demand Note. This Bridge Facility and associated Demand Note was paid off in full on November 18, 2005 from a portion of the proceeds of the Notes issued to Longview Fund and Longview Equity Fund.

As of December 31, 2004, the Company had a Bridge Facility and associated Demand Note with a stated principle amount of $4,000,000 This debt represented the balance outstanding under the GC Financial Bridge Facility, which carried an annualized interest rate of 48%. The full amount of such outstanding balance was paid off on January 19, 2005.

NOTE 11 — FACTORING OF ACCOUNTS RECEIVABLE

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

There were no factoring agreements in place during 2003.

The Company’s factoring transactions in 2005 and 2004 are summarized below:

	Year Ended	Year Ended
	December 31, 2005	December 31, 2004
Sale of receivables to Factor	$17,170,086	$11,895,363
Payments to Factor	$(16,380,214)	$(11,294,319)
Balance at end of period	$789,872	$601,044-
Charges by Factor	$311,443	$237,907

NOTE 12 — STOCKHOLDERS’ EQUITY

The Company was originally incorporated on November 27, 1996 as a Colorado corporation. The Company incorporated Force Protection, Inc, a Nevada corporation on December 13, 2004 and effected a merger with Force Protection, Inc., a Colorado corporation, on January 1, 2005. The Colorado Corporation was dissolved upon the merger. The Company has continued its operations as the Nevada Corporation from January 1, 2005 forward. The Company has the authority to issue is 310,000,000 shares, in aggregate, consisting of 300,000,000 shares of common stock and 10,000,000 shares of preferred stock, of which 1,600 have been designated “Series A,” 25 of which have been designated as “Series B,” 150 of which have been designated as “Series C” and 20,000 of which have been designated as “Series D.” At all times through December 31, 2004, the Company stock was all issued at “no par value.” By shareholder’s resolution effective January 1, 2005, all classes of stock were declared to have a par value of $0.001 per share.  For further information regarding Series D 6% Convertible Preferred Stock, please refer to the separate footnote disclosure in Note 13.

The preferred stock has the following characteristics:

Dividends — Each holder of preferred stock shall be entitled to receive dividends in cash, stock or otherwise, if, when and as declared by the Company’s board of directors, with the exception of the preferred stock designated as Series A, which shall not be entitled to receive dividends. However, the Company will not declare or pay a dividend to common stockholders without first declaring and paying a dividend to the preferred shareholders. Each share of Series D Preferred Stock is specifically entitled to 6% cumulative dividends, payable semi-annually in cash or common stock. See Note 13 for further details regarding Series D 6% Convertible Preferred Stock.

Liquidation — In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company, the assets of the Company available for distribution to its stockholders shall be distributed as follows:

(a)          Series A Preferred Stock shall rank senior to Series B Preferred Stock, Series C Preferred Stock, Series D 6% Convertible Preferred Stock and common stock;

(b)         Series B Preferred Stock shall rank junior to Series A Preferred Stock, senior to Series C Preferred Stock, Series D 6% Convertible Preferred Stock and common stock

(c)          Series C Preferred Stock shall rank junior to Series A Preferred Stock, Series B Preferred Stock and senior to Series D 6% Convertible Preferred Stock and common stock;

(d)         Series D 6% Convertible Preferred stock shall rank junior to Series A Preferred Stock Series B Preferred Stock, Series C Preferred Stock and senior to common stock; and

(e)          Common stock shall rank junior to Series A, B, C and D 6% Convertible Preferred Stock

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

In connection with the private placement sale of the Company’s common stock on January 19, 2005, the Company and the holders of Series B and Series C Preferred Stock agreed to convert all shares of the Series B and Series C Preferred Stock outstanding to shares of the Company’s common stock. As a result, all shares of Series B and Series C Preferred Stock were converted into common effective January 19, 2005. The Series D 6% Convertible Preferred Stock issued in connection with the January 19, 2005 private placement remained outstanding following the conversion of the Series B and Series C Preferred Stock. All outstanding shares of the Series D 6% Convertible Preferred Stock were converted in full in 2006, and no shares of the Series D 6% Convertible Preferred Stock remain outstanding as of September 30, 2006.  Series D 6% Convertible Preferred Stock has been classified as Mezzanine Equity by the Company.  Please refer to Note 13 for further details regarding Series D 6% Convertible Preferred Stock.

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

The following disclosures reference accounting guidelines and certain accounting treatments which the Company has used throughout 2005, 2004 and 2003.  The Company considers the following terms and definition significant in ensuring the reader of these financial statements understands the accounting treatments applied by the Company:

•         The Emerging Issues Task Force (“EITF”) provides accounting guidance and interpretations on emerging issues in business and accounting

•         Statements on Financial Accounting Standards (“SFAS”) are a primary source of accounting guidance under which many of the Company’s accounting policies are based

•         Beneficial conversion feature is a topic addressed in EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’ s Own Stock and EITF 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments, is an accounting term defined in EITF 98-5 that represents a situation in which a convertible security (debt or equity) is convertible into the Company’s common stock at a price which is at a discount to the market, at the time the convertible security is issued.

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

PREFERRED STOCK TRANSACTIONS

Series D 6% Convertible Preferred Stock:

On January 19, 2005, the Company issued 15,800 shares of the Company’s Series D 6% Convertible Preferred Stock for net cash of $15,305,965.  The issuance of the Company’s Series D 6% Convertible Preferred Stock was recorded at $7,301,766 which is the net value of the cash received of $15,305,965 less the fair value of the associated warrants of $8,004,200.  The Company classified the Series D 6% Convertible Preferred Stock as Mezzanine Equity.  Refer to Note 13 for further information regarding Series D 6% Convertible Stock.

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

•         304,167 shares of common stock issued in error in December 2003 were cancelled in the first week of January 2004.

•         The Company issued 20,421 shares of common stock to third parties upon the conversion of existing debts in the amount of $124,976.

PREFERRED STOCK TRANSACTIONS

For information regarding Series D 6% Convertible Preferred Stock, please refer to the separate footnote disclosure in Note 13.

Series B and Series C Convertible Preferred Stock are in the form of shares, and have no conditional or unconditional mandatory redemption provisions obligating the Company in the future other than liquidation or company wind-up provisions. Under SFAS150- Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, the issuances of Series B and Series C Preferred stock have been classified as equity.  The conversion options are not considered derivative liabilities which must be valued at fair value under SFAS 133 or EITF 00-19.  The conversion options are indexed to the Company’s own stock and the host instrument is classified as equity thus meeting the paragraph 11a scope exception under SFAS No. 133 — Accounting for Derivative instruments and hedging activities. The Company determined that there is no intrinsic value of the conversion options for the Series B and Series C Preferred Stock under EITF 00-27.

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

Below is a table depicting the valuation attributes used in Black-Scholes calculations related to the Series C Preferred Stock issued in 2004:

Series C Preferred Stock Valuation Information for the Year Ended December 31, 2004

Valuation Assumptions	—
Stock price on grant date	$1.80-$4.08
Number of shares of common stock convertible to	2,198,276
Conversion price	$1.80-$4.08
Expected option term (in years)	1
Vesting term (in years)	N/A
Expected volatility	90.29%-177.06%
Risk-free interest rate	4.00%-4.296%
Expected forfeiture rate	0%
Estimated corporate tax rate	0%
Expected dividend yield	0%

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

•         1,330,865 shares of the Company’s common stock were issued upon the voluntary conversion of 51 shares of Series C Convertible Preferred Stock. The conversion rate at the time of conversion was 0.2% of outstanding common stock. The Company recorded a gain on debt extinguishment related to the recapture of beneficial conversion feature expensed in connection with the issuance of the preferred stock in the amount of $389,810.

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

The conversion rate for Series C Convertible Preferred Stock changed to 0.2% of fully diluted stock on September 14, 2004. At that time, there were 144 Series C Preferred Stock shares outstanding. The Company used Black-Scholes to calculate the value of this change as $18,558,870, which represents the beneficial conversion feature for this conversion rate increase for all outstanding Series C Preferred Stock Shares on September 14, 2004.  After which, 14,263 shares of the Company’s common stock were issued upon the voluntary conversion of 1 share of Series C Convertible Preferred Stock.  During October 2004, all outstanding shares of the Company’s Series C Preferred Convertible stock were either mandatory converted to Series B Convertible Preferred stock or into shares of common stock. The conversion rate was 10 shares of Series C Convertible Preferred stock for 1 share of Series B Convertible Preferred Stock or 0.2% of fully diluted common stock.  In total, 115 shares of Series C Convertible Preferred stock were redeemed for 11.5 shares of Series B Convertible Preferred Stock.  1,169,350 shares of common stock were issued for the conversion of the remaining 28 Series C Convertible Preferred Stock. These transactions resulted in the Company recorded a gain on debt extinguishment related to the recapture of beneficial conversion feature expensed in connection with the issuance of the preferred stock in the amount of $146,120.

During the year ended December 31, 2003, the Company recorded the following transactions within its stockholders’ deficit accounts:

COMMON STOCK TRANSACTIONS

A private investment in public equity (“PIPE”) offering dated April 10, 2002 for Regulation D Section 506 Private Placement Memorandum issued in 2003 to numerous accredited investors, consisted of the following:

•         Common stock issuances, 2,429,272 shares of common stock were issued for $2,966,700 in net proceeds.

•         Issuance of warrants, each common share included 2,429,272 warrant units valued at $2,610,372, to purchase common stock were issued in 2003. Each common stock unit consisted of (a) fifty shares of common stock of the Company, (b) one warrant to purchase twenty-five shares of common stock of the Company at an exercise price of $2.40 per share, and (c) one warrant to purchase twenty-five shares of common stock, at an exercise price of $3.60 per share which has been reduced to $0.12 per share by the Company’s board of directors on July 15, 2002. No warrants were exercised in 2003.  The Company used Black-Scholes to calculate the value of the warrants.  The valuation attributes used in the Black-Scholes calculation are as follows:

Valuation Assumptions
Stock price on grant date	$1.80
Number of warrants	2,429,272
Exercise price	$1.20-$2.40
Expected option term (in years)	1
Vesting term (in years)	N/A
Expected volatility	128.07%
Risk-free interest rate	3.87%
Expected forfeiture rate	0%
Estimated corporate tax rate	40%
Expected dividend yield	0%

The Company issued a warrant to purchase 83,333 shares of the Company’s common stock to the Company’s former Chief Financial Officer.  The warrant has an exercise price of $1.44 per share of common stock.  The warrant was valued at $41,816 using Black-Scholes and was expensed in full in 2003 as officer compensation expense.  The valuation attributes used in the Black-Scholes calculation are as follows:

Warrant Valuation Information for the Year Ended December 31, 2003

Valuation Assumptions	—
Stock price on grant date	$2.16
Number of warrants	83,333
Exercise price	$1.44
Expected option term (in years)	1
Vesting term (in years)	N/A
Expected volatility	128.07%
Risk-free interest rate	3.87%
Expected forfeiture rate	0%
Estimated corporate tax rate	40%
Expected dividend yield	0%

The Company issued 264,804 shares of restricted common stock to third parties upon the conversion of existing debts in the amount of $377,450.

The Company issued common stock shares for services provided as follows:

•         738,791 shares of the Company’s common stock to consultants for services rendered to the Company. The Company valued the services rendered at $1,232,909, using the Company’s closing bid price of its common stock as quoted on the OTC Bulletin Board market on at the date of issuance.  The consultants were not hired under specific contracts and compensation was determined on a case by case basis by management at the time the services were rendered.

•         166,065 shares of the Company’s common stock were issued to employees and were valued at $273,022 using the Company’s closing bid price of its common stock as quoted on the OTC Bulletin Board market on at the date of issuance.  The stock-based compensation to employees was determined on a case by case basis by management at various times during the year.

•         75,000 shares of the Company’s common stock were issued to the board of directors and were valued at $130,500 using the Company’s closing bid price of its common stock as quoted on the OTC Bulletin Board market on at the date of issuance.  The stock-based compensation to the board of directors was determined on a case by case basis by the board of directors at various times during the year.

The Company issued 139,441 shares of the Company’s common stock pursuant to the terms of the Company’s agreement with Atlantis Aggressive Growth Co. and was valued at $133,863 using the Company’s closing bid price of its common stock as quoted on the OTC Bulletin Board market on the date of the settlement December 8, 2003.

The Company issued 109,279 shares of the Company’s common stock to third parties for services rendered in connection with the aforementioned private placements.  No value was recorded in accordance with this issuance as the issuance was deemed a financing cost associated with the Company’s efforts to raise capital.  Therefore, any value allocated to the share issuance would be an offsetting accounting entry to both increase and decrease stockholders’ equity in the same value.

The Company increased the TSG acquisition price by $720,000 as a result of the final resolution with all parties concerned.  The original transaction in 2002 was recorded at a value of $1,200,000 with various matters pending.

PREFERRED STOCK TRANSACTIONS

The Company’s Series B and Series C Convertible Preferred Stock are in the form of shares, and have no conditional or unconditional mandatory redemption provisions obligating the Company in the future other than liquidation or company wind-up provisions. The Company has reviewed SFAS150-Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and has classified the issuances of Series B and Series C Preferred stock as equity instruments.  The conversion options are not considered derivative liabilities which must be valued at fair value under SFAS 133 or EITF 00-19.  The conversion options are indexed to the Company’s own stock and the host instrument is classified as equity thus meeting the paragraph 11a scope exception under SFAS No. 133 – Accounting for Derivative Instruments and Hedging Activities. The Company also determined that there is no intrinsic value of the conversion options for the Series B and Series C Preferred Stock under EITF 00-27.

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

The Company issued 14 shares of the Company’s Series C Convertible Preferred Stock for cash proceeds of $140,000.  No beneficial conversion feature existed upon the issuance of these shares as the Company used Black-Scholes and calculated the value of the shares issued to be less than the value of the cash proceeds of $140,000.

The Company issued 28 shares of Series C Convertible Preferred Stock in exchange for existing debt in the amount of $280,000.  A beneficial conversion feature existed as of the date of issuance.  The Company used Black-Scholes and calculated the value of the issuance was greater than the value of the debt converted.  Accordingly, the Company recorded a beneficial conversion feature in the amount of $90,564.

The Company issued 1 share of Series C Convertible Preferred Stock to a member of the board of directors in lieu of interest payments on an outstanding $50,000 loan.  The Company valued the issuance of the share at $9,064 using Black-Scholes and recorded interest expense on the loan for $9,064 during 2003.

The Company issued 50 shares of the Company’s Series C Convertible Preferred Stock to the Company’s former Chief Executive Office as compensation for consummating the TSG acquisition.  The Company used Black-Scholes and calculated a value of the share issuance at $661,720.

The Company issued 12 shares of the Company’s Series C Convertible Preferred Stock to employees for services rendered.  The Company valued the share issuance at $103,596, using Black-Scholes and recorded compensation expense associated with these issuances of $103,596 during 2003.

The Company recorded a loss on redemption of preferred stock of $10,000 associated with the voluntary redemption of 5 Shares of the Company’s Series C Convertible Preferred Stock (original payment for preferred was $50,000).  Additionally, the Company recorded a gain on debt extinguishment related to the recapture of beneficial conversion feature expensed in connection with the issuance of the preferred stock in 2002 of $7,272.

Below is a table depicting the valuation attributes used in Black-Scholes calculations related to the Series C Preferred Stock issued in 2003:

Series C Preferred Stock Valuation Information for the Year Ended December 31, 2003

Valuation Assumptions	—
Stock price on grant date	$0.96-$1.44
Number of shares of common stock convertible to	1,448,757
Conversion price	$0.96-$1.44
Expected option term (in years)	1
Vesting term (in years)	N/A
Expected volatility	128.07%-236.46%
Risk-free interest rate	3.87%-4.53%
Expected forfeiture rate	0%
Estimated corporate tax rate	0%
Expected dividend yield	0%

304,167 shares of common stock issued in error in December 2003 were cancelled in the first week of January 2004.

NOTE 13 – SERIES D 6% CONVERTIBLE PREFERRED STOCK

On January 19, 2005, the Company issued 15,800 shares of Series D 6% Convertible Preferred Stock (“Series D Preferred) at $1,000 per share pursuant to a purchase agreement (the “Purchase Agreement”) for gross proceeds of $15,800,000. Issuance costs of $494,034 were incurred and treated as a discount to the carrying value which netted to $15,305,966.  The Series D Preferred may convert at any time, at the holder’s discretion, into shares of Common Stock.  The conversion price is $2.10 per share.  Each share of the Series D Preferred converts into the number of shares of Common Stock equal to $1,000 divided by the conversion price which is approximately 467.19 shares.  Additionally, the Company pays 6% dividends on the Series D Preferred in cash or Common Stock.  The Series D Preferred Stock, if not converted to Common Stock, is redeemable for $1,000 per Series D Preferred share on January 19, 2008.

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

The difference between the initial recorded amount and redemption value is accreted to retained earnings or, in the absence of retained earnings, additional paid-in capital, over the period from the date of issuance to the earliest redemption date of the security using the interest method thus reducing net income attributable to common shareholders.  The accretion from the initial value to the redemption amount has been determined using T-Value based on the following inputs:

1.               Rate – 8.00% (reasonable rate of interest)

2.               Number of payment periods – 36 (three years)

The following table summarizes the transactions of the Series D Preferred:

Series D 6% Convertible Preferred stock at issuance		$15,800,000
Less:	Issuance costs	494,034
	Fair value of warrants at issuance (see “Warrants”)	8,004,200
Subtotal Carrying Value at issuance		$7,301,766
Plus:	Cumulative accretion of discount to redemption value first quarter 2005	420,695
	Cumulative accretion of discount to redemption value second quarter 2005	593,609
	Cumulative accretion of discount to redemption value third quarter 2005	508,577
	Cumulative accretion of discount to redemption value fourth quarter 2005	518,816
Carrying Value of 2,796 Series D Preferred converted into Common Stock second quarter 2005		$1,442,025
Carrying Value at December 31, 2005		$7,901,438

The Series B Preferred has the following rights, preferences and privileges:

Registration Rights

The Company and the holders of Series D Preferred entered into a “Registration Rights Agreement” on January 19, 2005. Among other things, the Company was obligated to file a registration statement on Form SB-2 within 75 days of the agreement and use its commercially reasonable efforts to cause such registration statement to become effective. The Securities & Exchange Commission declared the Registration Statement effective on May 11, 2005, pursuant to which the shares of Common Stock issuable upon conversion of the Series D Preferred, as well as the shares of Common Stock issuable upon the exercise of warrants, were registered for resale. The agreement provides for any liquidated damages by the Company to the Series D Preferred holders if the Company is unable to complete the registration, not filing in timely manner or maintain such effectiveness.

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

Dividends

Cumulative Dividends are payable to all holders of Series D Preferred on March 1 and September 1 beginning with the first such date after the original issue date and on any conversion date.  Dividends can be paid in cash unless certain criteria are met (mainly no cash available fro payment) which allows the Company to issue shares of Common stock equivalent to the amount due at 85% of the average stock price of the preceding 10 trading days to the dividend payment date.  Series D Preferred dividends are recorded as a reduction (increase) to retained earnings (accumulated deficit) and net income (loss) available to common shareholders. Dividends, whether declared or not, are payable at a rate of six percent (6%) of the Stated Value per annum.

In the event dividends are paid on any shares of other Preferred stock or Common Stock, the Company shall pay any amounts due to Series D Preferred holders before such dividend can be paid.

Dividend Transactions (per equity table)	Amount
Dividend Payment March 1, 2005
57,186 common shares issued	$100,075
Dividend Payment September 1, 2005
224,511 common shares issued	318,355
Cash payment	100,020
Total Dividend for September 1, 2005	418,375
Dividend Accrued as of December 31, 2005	$260,080

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

1.               Number of Warrant shares – 2,633,333

2.               Stock price at issuance date – $3.12 per share

3.               Exercise price – $3.75 per share

4.               Term – 3 years

5.               Discount rate – 3.42%, representing the three year Treasury at the date of issuance

6.               Volatility – 259%, based on the stock prices during three years prior to issuance

These inputs yield a fair value of $8,004,200.

The warrants are measured at fair value both initially and in subsequent periods until the registration statement has been accepted by the Security and Exchange Commission. Subsequent changes in the fair value of the warrants until that time are recognized in current earnings under “other income (expense)” in the consolidated statements of operations. The decrease in fair value for the three month period ended March 31, 2005 is $3,431,206. The fair value of the warrants at March 31, 2005 has been determined using the Black-Scholes model using the following inputs:

1.               Number of Warrant shares – 2,633,333

2.               Stock price at reporting date – $1.84 per share

3.               Exercise price – $3.75 per share

4.               Term – 2.75 years

5.               Discount rate – 3.96%, representing the three year Treasury at the reporting date

6.               Volatility – 245%, based on the stock prices during three years prior to the reporting date

These inputs yield a fair value of $4,572,984 at March 31, 2005.

On May 11, 2005, the Company received Form 424B3 from the SEC confirming the registration of 17,008,655 common shares.  As a result, the warrant liability is reclassified to equity on this date. The fair value of the warrants has been determined using the Black-Scholes model using the following inputs:

1.               Number of Warrant shares – 2,633,333

2.               Stock price at reporting date – $2.08 per share

3.               Exercise price – $3.75 per share

4.               Term – 2.70 years

5.               Discount rate – 3.96%, representing the three year Treasury at the reporting date

6.               Volatility – 245%, based on the stock prices during three years prior to the reporting date

These inputs yield a fair value of $5,173,409.  The Unrealized Gain on Financial Instrument and Warrant Liability were reduced by $600,425 accordingly.

NOTE 14 — STOCK OPTIONS

The Company does not have a formal stock option plan. However, the Company has offered its employees stock options. During 2005, the Company issued options to purchase  652,833 shares of its unregistered common stock to certain of its employees at an exercise price of $1.50 per share. All such options vested in full effective April 15, 2006.

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

All stock options issued in 2005 do not carry a designated expiration date and vest over a one year period. Stock option expense recorded for 2005, 2004 and 2003 amounted to $92,671, $0 and $0, respectively. The following table summarizes stock options activity for the year ended December 31, 2005:

Stock Option Activity

	Average per share
	Shares subject	Exercise	Market
	to options	price	price
Balance at December 31, 2004	—	$—	$—
Options granted	652,833	1.50	1.50
Options exercised	—	—	N/A
Options terminated	(196,167)	1.50	N/A
Balance at December 31, 2005	456,666	$1.50	$1.50

The following table summarizes the attributes used in the Company’s valuation of stock option grants during 2005:

Option Valuation Information

	2005	2004	2003
Fair value per option (a)	—	—	—
Valuation Assumptions	—	—	—
Expected option term (in years)	2	—	—
Expected duration from grant to expiration date (in years)	5
Option vesting term (in years)	1
Expected volatility	48.61%	—	—
Risk-free interest rate	3.42%	—	—
Expected forfeiture rate	5.00%	—	—
Estimated corporate tax rate	40.00%	—	—
Expected dividend yield	0.00%	—	—

(a) Estimated using Black Scholes option pricing model

(b) Not applicable

NOTE 15—ACQUISITION AND SALE OF ASSETS

On October 15, 2003 an officer of the Company exchanged an interest in TSG International for 50 shares of the Company’s Series C preferred stock. In September 2004, the Directors of TSGI agreed to exchange all shares held by it of Technical Solutions Group Inc for the TSGI shares held by the Company, as a result of which the Company reacquired 100% of the shares of Technical Solutions Group as a wholly owned subsidiary.

Under an agreement dated July 1, 2003, modified on September 15, 2003, the Company sold its right, title and interest in and to the tangible and intangible assets of its Fire & Rescue Boat Division to Rockwell Power Systems Inc. (“RPSI”), which subsequently merged with Xtreme Companies, Inc. As part of the consideration for such sale, RPSI caused to be delivered to the Company 1/3 of Xtreme’s authorized common stock, which was then distributed to the Company’s shareholders of record as at December 5, 2003. In addition, the Company was to receive 500 shares of Xtreme’s Series A Preferred stock. The Company has contacted Xtreme Companies regarding the Series A preferred stock  but has not yet received the Series A preferred stock.

NOTE 16—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company’s Chief Executive Officer, Mr. McGilton, is a principle of APT Leadership, a consulting firm the Company hired to provide various business consulting services, training seminars and certain business software. APT Leadership billed the Company  $225,400, $0 and $0 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 17 — OTHER COMPREHENSIVE LOSS (RESTATED)

Other comprehensive loss consists of the following:

	2005	2004	2003
	Restated	Restated	Restated
Net Loss	$(14,404,622)	$(11,953,803)	$(8,087,869)
Other Comprehensive Income, net of tax
Comprehensive Income (Loss)	$(14,404,622)	$(11,953,803)	$(8,087,869)

NOTE 18 — TAXES

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards Number 109 (“SFAS 109”). “Accounting for Income Taxes”, which required a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

The Company’s net deferred tax asset as of December 31, 2005, 2004, and 2003 consisted  of the following:

	December 31, 2005	December 31, 2004	December 31, 2003
Deferred tax assets:
Provisions and allowances	$2,381,178	$859,085	$111,350
Depreciation difference	(204,486)	(168,722)	(29,595)
Net operating loss carryforwards	12,009,446	7,562,010	5,498,351
	14,186,138	8,252,373	5,580,106
Valuation allowance	(14,186,138)	(8,252,373)	(5,580,106)
Net Deferred Tax asset	$—	$—	$—

The Company has provided a full valuation allowance for deferred tax assets since these future benefits may not be realized. If the Company achieves future profitability, these deferred tax assets could be available to offset future income taxes. The Company’s valuation allowance was increased $5,933,765 and $2,672,267 for the years ended December 31, 2005, and 2004 respectively.

As of December 31, 2005, 2004 and 2003,  the Company has available Federal operating loss carry-forwards of $32,868,929, $21,257,284 and $13,096,137, expiring through 2025 and state operating loss carry-forwards of $21,610,537, $9,879,269 and $2,057,029, expiring through 2025, respectively.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	December 31, 2005	December 31, 2004	December 31, 2003
Tax expense (credit) at statutory rate-federal	(35.00)%	(35.00)%	(35.00)%
State tax expense net of federal tax	(3.25)%	(3.25)%	(3.25)%
Changes in valuation allowance	38.25%	38.25)%	38.25%
Tax expense at actual rate	0%	0%	0%

NOTE 19 – EARNINGS (LOSS) PER SHARE

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

	2005 Restated	2004 Restated	2003 Restated
Common stock equivalents excluded from calculation
Convertible Preferred Stock Series B	—	10,493,939	3,553,270
Convertible Preferred Stock Series C	—	—	4,619,251
Convertible Preferred Stock Series D	6,288,428	—	—
Warrants	2,104,863	1,725,942	1,141,667
Options	323,420	—	—
Total	8,716,711	12,219,881	9,314,188

Basic & diluted loss per share computations (Restated):
Net loss	$(14,404,622)	$(11,953,803)	$(8,087,869)
Accretion of Series D 6% convertible preferred stock	(2,041,697)	—	—
Preferred stock dividends	(778,530)	—	—
Loss available to common shareholders	$(17,224,849)	$(11,953,803)	$(8,087,869)
Weighted average shares used to compute:
Basic and diluted loss per common share	33,926,573	19,357,939	8,185,153
Basic loss per common share before discontinued operations	$(0.51)	$(0.62)	$(0.63)
Basic loss per common share from discontinued operations	—	—	(0.36)
Basic loss per common share	$(0.51)	$(0.62)	$(0.99)

NOTE 20 – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

The following table summarizes information about valuation and qualifying accounts and reserves recorded for 2005, 2004 and 2003.

Description	Year	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Writeoffs	Other	Balance at End of Period
Revenue Based Provisions (A)	2005	$—	$1,018,051	$—	$—	$1,018,051
Allowance for Inventory Losses	2005	$—	$498,281	$—	$—	$498,281
Warranty Reserve (B)	2005	$729,461	$1,764,264	$807,663	$—	$1,686,062
	2004	180,384	728,595	179,518	—	729,461
	2003	—	180,384	—	—	180,384

(A)      Consists of the Allowance for Contractual Adjustments, as presented on the Company’s balance sheet and explained in Footnote 1 to the financial statements.

(B)        Inclusive of the general warranty reserve as well as the Twin Disc Warranty Reserve of $1,306,018 recorded in 2005.

NOTE 21—DISCONTINUED OPERATIONS

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

NOTE 22—RESTRUCTURING EXPENSES—NET

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

NOTE 23—GOODWILL

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

NOTE 24—SUMMARIZED QUARTERLY UNAUDITED FINANCIAL DATA (RESTATED)

	2005
	Q1	Q2	Q3	Q4
Net Sales	$5,853,423	$18,295,357	$9,303,526	$16,260,523
Gross Profit/(Loss)	(541,896)	4,036,672	(1,314,823)	1,104,261
Operating Loss	(3,528,382)	(473,325)	(5,321,045)	(6,307,311)
Net Loss	$(936,306)	$(647,344)	$(5,666,483)	$(7,154,489)
Basic loss per common share	$(0.05)	$(0.04)	$(0.19)	$(0.23)
Diluted loss per common share	$(0.05)	$(0.04)	$(0.19)	$(0.23)

	2004
	Q1	Q2	Q3	Q4
Net Sales	$1,642,853	$15,578	$93,727	$8,520,599
Gross Profit/ (Loss)	410,816	(280,949)	(663,732)	(460,376)
Operating Loss	(1,910,483)	(1,920,175)	(3,719,662)	(4,288,263)
Net Loss	$(1,913,786)	$(1,923,831)	$(3,885,820)	$(4,230,366)
Basic loss per common share	$(0.16)	$(0.14)	$(0.28)	$(0.04)
Diluted loss per common share	$(0.16)	$(0.14)	$(0.28)	$(0.04)

NOTE 25—SUBSEQUENT EVENTS

On January 10, 2006, the Company issued a stock option to the Company’s Chief Executive Officer to purchase 1,000,000 shares of its unregistered common stock at a fixed exercise price of $0.72 per share. These options vest in full on January 1, 2007 nad were valued on the grant date at $246,580.

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

PART III

ITEM 10.            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

					Long Term Compensation
		Annual Compensation				Awards
				Other	Restricted	Securities	All
				Annual	Stock	Underlying	Other
Name and Principal Position	Year	Salary($)	Bonus($)	Comp.($)	Awards ($)	Options	Comp.
Gordon McGilton(1)	2004	n/a
Chief Executive Officer	2005	$289,327	$60,000				$20,000
Mike Aldrich	2003	$96,000
Vice President Sales	2004	$113,758
	2005	$118,560	$234,761
Ted McQuinn(2)	2004	n/a
President FPII	2005	$159,919			$20,000		$30,000
R. Scott Ervin(3)	2003	n/a
General Counsel& Acting CFO	2004	$56,800			$108,000		$15,000
	2005	$139,842
Mark Edwards(4)	2004	$67,308					$10,000
Sr. VP Vehicle Systems	2005	$144,070				82,666
Michael Watts(5)	2003	$180,500			$240,000
Former Chief Executive	2004	$207,962			$360,000		$30,000
Officer	2005			$150,000			$4,621
Gale Aguilar(6)	2003	n/a
Former Interim Chief	2004	n/a			$40,000
Executive Officer	2005	$45,000			$122,000

The value shown for issuances of restricted (unregistered) common shares is 100% of the market price as of the effective date of the grant by the Board of Directors (or the vesting date if different). LTIP Payout column has been omtted as no transactions were reportable thereunder.

(1)          Mr. McGilton received $20,000 as additional “in kind” compensation during 2005 in the form of a jet boat.

(2)          Mr. McQuinn was granted 9,950 shares of our unregistered common stock as compensation during 2005. During 2005 Mr. McQuinn received $30,000 cash as a relocation benefit

(3)          Mr. Ervin was granted 41,667 shares of our unregistered common stock and 4 shares of our Series C stock as compensation during 2004 During 2004 Mr. Ervin received $15,000 cash as a relocation benefit

(4)          Mr. Edwards was granted an option to purchase 83,334 shares of our unregistered common stock as compensation during 2005 During 2004 Mr. Edwards received a $10,000 cash as a relocation benefit

(5)          Mr. Watts served as a consultant to the Company for 12 months following his resignation as CEO in October 2004. During 2003 Mr. Watts was granted 166,667 shares of our unregistered common stock as compensation. During 2004 Mr. Watts was granted 83,333 shares of our unregistered common stock and 20 shares of our Series C stock as compensation. During 2005 Mr. Wat received consulting fees of $150,000 and $4,621 in health insurance benefits.

(6)          Mr. Aguilar resigned as our Interim Chief Executive Officer on January 27, 2005. During 2004 Mr. Aguilar was granted 20,833 shares of our unregistered common stock as compensation. During 2005 Mr. Aguilar was granted 20,833 shares of our unregistered common stock and 1 share of our Series C stock as compensation

AGREEMENTS WITH KEY PERSONS

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

On February 4, 2005, the Company entered into an agreement with Mr. Ted McQuinn to act as President of its subsidiary Force Protection Industries, Inc. Under the terms of such agreement, Mr. McQuinn is to receive compensation of $180,000 per year, plus an annual grant (for a period of three years) of unregistered common stock valued at $100,000 and a one time grant of unregistered common stock valued at $12,910.

On November 15, 2004, the Company entered into an employment agreement with Mr. R. Scott Ervin to act as its General Counsel. Under the terms of such agreement, Mr. Ervin is to receive compensation of $118,000 per year, plus relocation expenses of $15,000, plus a grant of unregistered common stock valued at $75,001. Effective January 1, 2005, the annual compensation under such agreement was increased to $140,000. On January 27, 2005, Mr. Ervin was appointed by the Board to act as Interim Chief Executive Officer during the Company’s search for a Chief Executive Officer. Upon the appointment of the new Company Chief Executive Officer on April 18, 2005, Mr. Ervin ceased to serve as the Interim Chief Executive Officer but continues to serve as General Counsel and a member of the board of directors. Mr. Ervin received no compensation for his services as a director during 2005. On November 14, 2005, the Board appointed Mr. Ervin to serve as the Acting Chief Financial Officer following the resignation of the former CFO.

On November 8, 2004, the Company entered into an employment agreement with Mr. Gale Aguilar to act as the Interim Chief Executive Officer. Under the terms of such agreement, Mr. Aguilar is to receive compensation of $180,000 per year, plus a grant of 15,099 shares of unregistered common stock vesting on November 18, 2004 valued at $72,650.  Mr. Aguilar’s employment agreement was terminated effective January 27, 2005. Mr. Aguilar received no compensation for his services as a director during 2005.

On March 31, 2003, the Company entered into an employment agreement with Mr. Frank Kavanaugh to act as its Vice President of Business Development. Under the terms of such agreement, Mr. Kavanaugh is to receive compensation of $180,000 per year. In addition, on December 31, 2004, Mr. Kavanaugh received a one time grant of 10 Series C shares and 41,667 common shares valued at $460,890.  On May 14, 2005, Mr. Kavanaugh resigned from his employment with the Company, but continues to serve on the board of directors as Chairman. In connection with Mr. Kavanaugh’s resignation, the Company agreed to pay for 24 months of health coverage valued at $24,178. Mr. Kavanaugh received no compensation for his services as a director during 2005.

DIRECTOR COMPENSATION

During 2004 and 2005 we reimbursed Directors for travel expenses associated with their work for the company, but did not pay Directors any compensation. During 2003, we compensated directors in the form of grants of unregistered common stock. Scott Ervin was awarded 20,833 shares of common stock valued at $20,000 during 2003 for services as an independent director.

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

	Number of Shares	Percentage
Name of Beneficial Owner	Beneficially Owned	Ownership(1)
Gordon McGilton(2)	1,383,333	2.9%
R. Scott Ervin	505,835	1.1%
Frank Kavanaugh(3)	6,448,727	13.7%
Gale Aguilar(4)	117,583	0.2%
Raymond Pollard	500	*
All Officer and Directors as a Group	8,455,978	17.9%

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

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our Chief Executive Officer, Mr. McGilton, is a principle of APT Leadership, a consulting firm we hired to provide various business consulting services, training seminars and certain business software. For the years 2005 and 2004, APT Leadership billed us $225,400  and $21,017, respectively, for such services, training and software, of which $21,017 remains unpaid as of December 31, 2005.

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

10.35	Letter Contract between the Company and the United States Army dated February 3, 2006 (included as Exhibit 10.1 to the Form 8-K filed February 9, 2006, and incorporated herein by reference).

10.36	Contract between the Company and the United States Army (included as Exhibit 10.36 to the Form 10-K filed on April 20, 2006).

23.1	Consent of Jaspers + Hall, PC.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Force Protection, Inc.
Date: June 27, 2007
	By:	GORDON MCGILTON
Gordon McGilton
Chief Executive Officer

Date: June 27, 2007
	By:	MICHAEL S. DURSKI
Michael S. Durski
Chief Financial Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures

Name	Title	Date

/s/ GORDON MCGILTON	Director and Chief Executive	June 27, 2007
Gordon McGilton	Officer

/s/ MICHAEL MOODY	Director	June 27, 2007
Michael Moody

/s/ JACK DAVIS	Director	June 27, 2007
Jack Davis

/s/ ROGER THOMPSON, JR.	Director	June 27, 2007
Roger Thompson, Jr.