Form 10-K/A
period 2006-12-31
FORCE PROTECTION INC
filed 2007-07-12
CIK 1032863

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

	2001	2002	2003	2004	2005	2006
FPI	$100	$171	$93	$391	$87	$2,140
S&P 500	100	78	100	111	117	135
DJIA	100	85	109	115	117	139

ITEM 6.                SELECTED FINANCIAL DATA.

	2006	2005	2004	2003	2002
		Restated	Restated	Restated
Results of Operations
Net Sales	$196,017,446	$49,712,829	$10,272,757	$6,247,285	$2,606,634
Income (loss) from continuing operations	5,870,452	(14,404,622)	(11,953,803)	(5,155,690)	(5,373,377)
Loss from discontinued operations(a)	—	—	—	(2,932,179)	—
Deferred tax benefit(b)	12,326,491	—	—	—	—
Net Gain/(Loss)	18,196,943	(14,404,622)	(11,953,803)	(8,087,869)	(5,373,377)
Per Common Share
Earnings (Loss) from continuing operations
Basic(c)	0.37	(0.51)	(0.62)	(0.63)	(1.58)
Assuming dilution	0.36	(0.51)	(0.62)	(0.63)	(1.58)
Common Stock Dividends	0.00	0.00	0.00	0.00	0.00
Financial Position at Year-End
Property plant and equipment, net	8,963,901	2,138,703	1,036,994	309,068	336,523
Total assets	274,391,312	39,776,535	13,627,196	1,620,114	2,615,451
Total debt	239,622	7,500,000	4,471,707	745,584	549,486
Convertible preferred stock(d)	—	7,901,438	—	—	—
Shareholders’ Equity	217,854,807	(6,496,761)	2,558,483	(305,595)	803,450

Notes:

(a)    Loss resulting from the discontinued operations and disposal of the Company’s boat division

(b)   The Company has removed the valuation allowance from the deferred tax assets since it expects to realize future earnings. See financial statements Note 17—Taxes.

(c)    Net earnings (loss) available to common shareholders for the years ending 2006 and 2007 is impacted by dividends and accretion for Series D 6% Preferred Stock. See financial statement Note 12—Series D 6% Convertible Preferred Stock and Note 18—Earnings (Loss) Per Share.

(d)   The Company has recorded the Series D 6% Convertible Preferred Stock as mezzanine equity on the accompanying balance sheet. See Note 12—Series D 6% Convertible Preferred Stock.

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

Net Income (Loss):   Net income for 2006 was $18.2 million as compared to net losses of $14.4 million in 2005. The net increase in profitability is primarily due to our higher production volumes, increasing cost efficiencies, and the reversal of the previously recorded valuation allowance for deferred tax assets.

Consolidated Statement of Operations

	2005	2004	Difference	% Change
Revenues	$49,712,829	$10,272,757	$39,440,072	383.9%
Cost of Sales	46,428,615	11,266,998	35,161,617	312.1%
Gross Profit	3,284,214	(994,241)	4,278,455	430.3%
G&A Expense	17,256,359	9,614,052	7,642,307	79.5%
R&D Expense	1,657,918	1,230,290	427,628	34.8%
Total G&A	18,914,277	10,844,342	8,069,935	74.4%
Operating Loss	(15,630,063)	(11,838,583)	(3,791,480)	32.0%
Other Income	102,941	569,760	(466,819)	-81.9%
Interest Expense	(1,708,291)	(684,980)	(1,023,311)	149.4%
Realized gain on derivative liability	2,830,791	—	2,830,791	N/M
Net Loss	$(14,404,622)	$(11,953,803)	$(2,450,819)	20.5%

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

General and Administrative Expenses:   General and administrative expenses as a percentage of sales were 38% in 2005 and 106% in 2004. General and administrative was $18.9 million in 2005 and $10.8 million in 2004. It is anticipated that General and Administrative expenses will increase as we continue to expand our production capabilities, it should decrease as a percentage of Net Sales as we achieve greater efficiencies.

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

FORCE PROTECTION INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006, 2005 and 2004

	2006	2005	2004
		Restated	Restated
ASSETS
Current Assets:
Cash	$156,319,004	$1,217,509	$2,264,406
Accounts receivable, net of allowance for contractual adjustments of $6,068,087 for 2006, $1,018,051 for 2005, and $0 for 2004	36,011,568	3,666,358	1,053,973
Inventories	60,396,297	32,486,776	9,029,913
Other current assets	374,051	267,189	241,910
Current Portion of Deferred Taxes	9,562,500	—	—
Total current assets	262,663,420	37,637,832	12,590,202
Investment in Challenger Powerboats Inc, net of valuation allowance	—	—	—
Long Term Portion of Deferred Taxes	2,763,991	—	—
Property Plant and equipment, net	8,963,901	2,138,703	1,036,994
Total Assets	$274,391,312	$39,776,535	$13,627,196
LIABILITIES & SHAREHOLDERS’ EQUITY
LIABILITIES
Current Liabilities:
Accounts payable	$38,653,813	$14,688,855	$1,867,363
Other accrued liabilities	2,968,859	1,898,020	1,354,466
Contract liabilities	1,850,000	1,686,062	729,461
Loans payable	—	7,500,000	360,975
Line of Credit	—	—	4,000,000
Current portion of long term liabilities	71,685	—	—
Deferred revenue	12,824,211	12,598,921	2,645,716
Total Current Liabilities	56,368,568	38,371,858	10,957,981
Long-term debt:
Other long term liabilities	167,937	—	110,732
Total Liabilities	56,536,505	38,371,858	11,068,713
Commitment and Contingencies (See Note 7)
Preferred stock series D, $0.001 par value, authorized: 20,000 shares, issued and outstanding: 0,13,004, 0 shares; for the years 2006, 2005 and 2004 respectively;	—	7,901,438	—
SHAREHOLDERS’ EQUITY
Preferred stock: $0.001 par value, authorized: 10,000,000 shares	—	—	—
Preferred stock series B, $0.001 par value, authorized: 25 shares issued and outstanding 0, 0, 19.5 shares; for the years 2006, 2005 and 2004 respectively;	—	—	—
Preferred stock series C, $0.001 par value, authorized: 150 shares, issued and outstanding 0,0,0 shares; for the years 2006, 2005 and 2004 respectively;	—	—	—
Common stock, $0.001 par value, authorized: 300,000,000, issued and outstanding: 66,762, 566, 36,114,216, 19,357,938 shares; for the years 2006, 2005 and 2004	66,763	36,114	19,358
Warrants	—	5,780,952	2,602,800
Shares to be issued	31	—	—
Beneficial Conversion Feature	—	—	19,102,306
Additional Paid-in Capital	249,694,850	38,714,893	35,874,565
Accumulated deficit	(31,906,837)	(51,028,720)	(55,040,546)
Total Shareholders’ Equity	217,854,807	(6,496,761)	2,558,483
Total Liabilities and Shareholders’ Equity	$274,391,312	$39,776,535	$13,627,196

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

PREFERRED STOCK TRANSACTIONS

Series D 6% Convertible Preferred Stock:

•       During the year ended December 31, 2006, 13,004 shares of Series D Preferred Stock were voluntarily converted to 6,192,628 shares of common stock. The fully accreted conversion value of these shares of common stock at the time converted was $9,198,571. See Note 12—Series D 6% Convertible Preferred Stock.

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

•       On May 23, 2005, 2,796 shares of the Series D Preferred Stock were voluntarily converted into 1,331,429 shares of Common Stock. The conversion value of these shares of common stock at the time of conversion was $1,442,025.

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

NOTE 12—Series D 6% Convertible Preferred Stock

On January 19, 2005, the Company issued 15,800 shares of Series D 6% Convertible Preferred Stock (“Series D Preferred) at $1,000 per share pursuant to a purchase agreement (the “Purchase Agreement”) for gross proceeds of $15,800,000. Issuance costs of $494,034 were incurred and treated as a discount toreduction of the carrying value which netted to $15,305,966. The Series D Preferred may convert at any time, at the holder’s discretion, into shares of Common Stock. The conversion price is $2.10 per share. Each share of the Series D Preferred converts into the number of shares of Common Stock equal to $1,000 divided by the conversion price which is approximately 467.19 shares. Additionally, the Company pays 6% dividends on the Series D Preferred in cash or Common Stock. The Series D Preferred Stock, if not converted to Common Stock, is redeemable for $1,000 per Series D Preferred share on January 19, 2008.

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

The difference between the initial recorded amount and redemption value, the discount, is accreted to retained earnings or, in the absence of retained earnings, additional paid-in capital, over the period from the date of issuance to the earliest redemption date of the security using the interest method thus reducing net income attributable to common shareholders. This accretion is treated like a dividend on preferred stock. The accretion from the initial value to the redemption amount has been determined using T-Value based on the following inputs:

1.                 Rate—8.00% (reasonable rate of interest)

2.                 Number of payment periods—36 (three years)

The following table summarizes the transactions of the Series D Preferred:

Series D 6% Convertible Preferred stock at issuance	$15,800,000
Less:
Issuance costs	494,034
Fair value of warrants at issuance (see “Warrants”)	8,004,200
Subtotal Carrying Value at issuance	$7,301,766
Plus:
Cumulative accretion of discount to redemption value first quarter 2005	420,695
Cumulative accretion of discount to redemption value second quarter 2005	593,609
Cumulative accretion of discount to redemption value third quarter 2005	508,577
Cumulative accretion of discount to redemption value fourth quarter 2005	518,816
Less:
Carrying Value of 2,796 Series D Preferred converted into Common Stock second quarter 2005	1,442,025
Carrying Value at December 31, 2005	$7,901,438
Plus:
Cumulative accretion of discount to redemption value first quarter 2006	484,750
Cumulative accretion of discount to redemption value second quarter 2006	448,815
Cumulative accretion of discount to redemption value third quarter 2006	363,569
Less:
Carrying Value of 4,526 Series D Preferred converted into Common Stock first quarter 2006	2,872,466
Carrying Value of 3,601 Series D Preferred converted into Common Stock second quarter 2006	2,456,119
Carrying Value of 4,877 Series D Preferred converted into Common Stock third quarter 2006	3,869,987
Carrying Value at December 31, 2006	$—

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

9.                 Exercise price—$3.75 per share

10.          Term—2.70 years

11.          Discount rate—3.96%, representing the three year Treasury at the reporting date

12.          Volatility—245%, based on the stock prices during three years prior to the reporting date

These inputs yield a fair value of $5,173,409. The $5,173,409 was reclassified from warrant liability (Series D) to equity. The Unrealized Gain on Financial Instruments was reduced by $600,425.

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

(B)        Inclusive of the general warranty reserve as well as the Twin Disc Warranty Reserve of $1,306,018 recorded in 2005.

NOTE 20—SUMMARIZED QUARTERLY UNAUDITED FINANCIAL DATA

	2006
	Q1	Q2	Q3	Q4
Net Sales	$34,802,585	$56,074,537	$42,160,858	$62,979,466
Gross Profit	6,637,769	10,156,786	7,918,508	12,309,757
Operating Income	12,826	1,771,136	592,150	4,259,450
Net Earnings (Loss)	(767,449)	973,024	602,698	17,388,670
Basic Earnings (loss) per common share	$(0.04)	$0.01	$0.00	$0.40
Diluted loss per common share	$(0.04)	$0.01	$0.00	$0.39

	2005 Restated
	Q1	Q2	Q3	Q4
Net Sales	$5,853,423	$18,295,357	$9,303,526	$16,260,523
Gross Profit	(541,896)	4,036,672	1,314,823	(1,525,385)
Operating Loss	(3,528,382)	(473,325)	(5,321,045)	(6,307,311)
Net Loss	(936,306)	(647,344)	(5,666,483)	(7,154,489)
Basic Earnings (loss) per common share	(0.05)	(0.04)	(0.19)	(0.23)
Diluted Earnings (loss) per common share	(0.05)	(0.04)	(0.19)	(0.23)

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

FORCE PROTECTION, INC.
Date: July 12, 2007	By:	/s/ GORDON MCGILTON
Gordon McGilton
Chief Executive Officer
Date: July 12, 2007	By:	/s/ MICHAEL DURSKI
Michael Durski
Chief Financial Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures

Name	Title	Date
/s/ GORDON MCGILTON	Director, and Chief Executive	July 12, 2007
Gordon McGilton	Officer
/s/ MICHAEL MOODY	Director	July 12, 2007
Michael Moody
/s/ ROGER THOMPSON, JR.	Director	July 12, 2007
Roger Thompson, Jr.
/s/ JACK DAVIS	Director	July 12, 2007
Jack Davis