Form 10-Q/A
period 2007-03-31
FORCE PROTECTION INC
filed 2007-07-19
CIK 1032863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

PART I — FINANCIAL INFORMATION

ITEM 1 — CONSOLIDATED FINANCIAL STATEMENTS

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

/s/ Elliott Davis, LLC
Columbia, South Carolina
May 14, 2007

FORCE PROTECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended
(unaudited)

	March 31,
	2007	2006
Net sales	$100,158,766	$34,802,585
Cost of sales	78,403,575	28,164,816
Gross profit	21,755,191	6,637,769

General and administrative expense	14,378,611	5,961,353
Research and development	4,841,819	663,590
Operating profit	2,534,761	12,826

Other income	1,788,093	27,049
Interest expense	(9,613)	(807,324)
Net earnings (loss) before taxes	4,313,241	(767,449)

Tax Expense	1,800,000	—
Net earnings (loss) after taxes	$2,513,241	$(767,449)

Series D preferred stock dividend	—	(161,115)
Accretion of Series D preferred stock to redemption value	—	(484,750)
Net earnings (loss) available to common shareholders	$2,513,241	$(1,413,314)

Earnings (loss) per common share
Basic	$0.04	$(0.04)
Diluted	$0.04	$(0.04)

Weighted average shares used to compute:
Basic earnings (loss) per common share	67,636,052	37,451,698
Diluted earnings (loss) per common share	68,004,752	37,451,698

The accompanying Notes are an integral part of these financial statements.

FORCE PROTECTION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$113,441,469	$156,319,004
Accounts receivable, net of allowance for contractual obligations of $6,833,446 and $6,068,087 for 2007 and 2006	43,790,815	36,011,568
Inventories	97,922,981	60,396,297
Other current assets	2,573,700	374,051
Current portion of deferred taxes	7,762,500	9,562,500
Total current assets	265,491,465	262,663,420
Long-term portion of deferred taxes	2,763,991	2,763,991
Property and equipment, net	23,387,568	8,963,901
Intangible assets	1,962,500	—
Total assets	$293,605,524	$274,391,312

LIABILITIES & SHAREHOLDERS’ EQUITY LIABILITIES
Current liabilities:
Accounts payable	54,811,260	38,653,813
Other accrued liabilities	9,283,943	2,968,859
Contract liabilities	1,850,000	1,850,000
Current portion of long-term liabilities	204,385	71,685
Deferred revenue	5,173,035	12,824,211
Total current liabilities	71,322,623	56,368,568

Long-term debt:
Other long term liabilities	463,110	167,937
Total liabilities	71,785,733	56,536,505

Commitment and Contingencies (See Note 12)

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, authorized 10,000,000 shares	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 68,010,335 and 66,762,566 shares issued and outstanding, respectively	68,010	66,763
Shares to be issued	—	31
Additional paid-in capital	250,705,134	249,694,850
Accumulated deficit	(28,953,353)	(31,906,837)
Total shareholders’ equity	221,819,791	217,854,807

Total liabilities and shareholders’ equity	$293,605,524	$274,391,312

The accompanying Notes are an integral part of these financial statements.

FORCE PROTECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended
(unaudited)
(in dollars)

	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss) after taxes	$2,513,241	$(767,449)
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	761,629	183,558
Deferred tax expense	1,800,000	—
Stock-based compensation (FAS 123R)	440,243	101,816
Stock-based compensation	—	551,529

Net change in Definitization	765,359
Decrease (increase) in inventory reserve	(298,830)	150,000
Increase (decrease) in contract liabilities	—	(33,416)
Change in assets and liabilities:
Decrease (increase) in accounts receivable	(8,544,606)	2,249,629
Decrease (increase) in inventories	(37,227,854)	(1,250,332)
Decrease (increase) in other current assets	(2,199,649)	(103,948)
Increase (decrease) in accounts payable	16,157,447	4,862,535
Increase (decrease) in other accrued liabilities	6,315,084	(140,652)
Deferred revenue	(7,651,176)	1,135,393
Net cash (used in) provided by operating activities	(27,169,112)	6,938,663

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment - intangibles	(1,550,000)	—
Purchases of property and equipment	(15,147,796)	(641,960)
Net cash used in investing activities	(16,697,796)	(641,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from options	1,011,500	—
Preferred stock dividends paid	—	(117,474)
Proceeds from loans, net	—	(1,250,000)
Increase in contract liabilities - non-compete agreement	—	—
Payments on capitalized lease	(22,127)	—
Net cash provided by (used in) financing activities	989,373	(1,367,474)
Net (decrease) increase in cash	(42,877,535)	4,929,229
Cash—beginning of period	156,319,004	1,217,509
Cash—end of period	$113,441,469	$6,146,738

Supplemental disclosure:
Cash paid for interest	9,613	285,806
Cash paid for taxes	625,000	—
Dividends and accretion on Series D convertible preferred stock	—	484,750

NONCASH INVESTING AND FINANCING ACTIVITY:
Note payable issued as consideration for non-compete agreement	450,000	—

The accompanying Notes are an integral part of these financial statements.

FORCE PROTECTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These Notes are an integral part of the Company’s financial statements set forth above.

NOTE 1—BASIS OF PRESENTATION

2006 Year End Amendment and Q1 Restatement

The financial information included in this 10-Q referring to the year ended December 31, 2006 and the quarter ended March 31, 2007 has been amended to include the effect of the updated amended financial statements for the year ended 2006, filed July 12, 2007. The financial information included in this 10-Q referring to the quarter ended March 31, 2006 have been restated for the effects of stock based compensation to employees (FAS 123R) and the effect on the basic earning per share (EPS) of accretion on preferred stock and the calculation of weighted average common shares used to compute diluted earnings per share.

Effects of Amendment

	March 31, 2007	December 31, 2006
Decrease in Additional paid-in-capital	(1,789,228)	(1,348,985)
Decrease in Accumulative deficit	1,789,228	1,348,985

Effects of Restatement

Stock Based Compensation

The Company has restated its calculation of stock based compensation (SFAS 123(R)) for the first quarter 2006.

March 31, 2006
Increase in General and administrative cost	$101,816
Increase in Net loss	$101,816
Increase in Net loss available to common shareholders	$101,816
Decrease in Basic earnings per common share	$(0.01)
Decrease in Diluted earnings per common share	$(0.01)

Earnings Per Share

The Company has reviewed the Financial Accounting Standards Board’s Statement of Financial Accounting Standard No. 128—Earnings Per Share (EPS) and determined that income available to common shareholders did not include the accretion related to preferred stock and the weighted average number of common shares outstanding used to calculate diluted earnings per share did not give effect to common shares issued upon conversion for the quarter ended March 31, 2006.

March 31, 2006
Increase in Net loss available to common shareholders	$44,186

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

Compensation cost related to stock options recognized in operating results (included in selling, general, and administrative expenses) under SFAS 123R was $440,243 and $101,816 for the three months ended March 31, 2007 and 2006, respectively.  During the three months ended March 31, 2006, compensation cost related to common stock shares issued was $551,529.

The following table summarizes the attributes used by the Company to determine compensation cost for stock options consistent with requirements of SFAS 123R. No stock options were granted during the three months ended March 31, 2007.

	For the three months ended March 31,
Valuation assumptions	2007	2006
Stock price on date of grant	—	$0.77-$7.48
Expected option term (in years)	—	2
Expected duration from grant to expiration date (in years)	—	4 and 5
Option vesting term (in years)	—	5
Expected volatility	—	45.82%-70.31%
Risk-free interest rate	—	4.40%-4.97%
Expected forfeiture rate	—	5%
Estimated corporate tax rate	—	38.50%
Expected dividend yield	—	0%

The following table summarizes information about stock option activity for the three months ended March 31, 2007.

Options	Number of options	Weighted average per share exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding December 31,2006	1,959,443	$2.53	2.6	$29,293,673
Options granted	—
Options exercised	(1,198,681)	$0.84
Outstanding March 31, 2007	760,762	$5.42	2.1	$10,148,565

Exercisable at March 31, 2007	385,762	$3.44	2	$5,909,874

The following table summarizes information about non-vested stock grants activity for the three months ended March 31, 2007.

Non-vested shares	Number of shares	Weighted average per share grant price
Outstanding December 31,2006	191,026	$5.48
Shares granted	—	$—
Shares vested	(50,000)	$6.45
Outstanding March 31, 2007	141,026	$5.14

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

For the three months ending March 31, 2006, the Company had experienced a loss, and thus the following common stock equivalents have been excluded from the calculation of dilutive loss per share:

2006
Convertible Preferred Stock Series D	5,155,306
Warrants	2,633,333
Options	1,441,292
Total	9,229,931

Earnings Per Share Computation

	For the three months ended March 31,
	2007	2006
Basic earning per share computation
Net earnings (loss) available to common shareholders	$2,513,241	$(1,413,314)

Weighted- average shares used to compute:
Basic earnings per share	67,636,052	37,451,698
Dilutive effect of stock options	227,674	—
Dilutive effect of stock grants	141,026	—
Dilutive weighted earnings per share	68,004,752	37,451,698

Earnings (loss) per share of common stock:
Basic	$0.04	$(0.04)

Earnings (loss) per share of common stock:
Assuming dilution	$0.04	$(0.04)

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

Off-Balance Sheet Arrangements: As of March 31, 2007, other than operating leases, the Company had no off-balance sheet arrangements.  (Refer to Note 12 of the Financial Statements included in this 10-Q)

Joint Venture Agreement:  On December 15, 2006, we entered into a Joint Venture Agreement with General Dynamics Land Systems Inc. (“GDLS”), pursuant to which we agreed to work together with GDLS to win and execute a contract for the Mine Resistant Ambush Protected Vehicle Program, or MRAP Program. Under the Agreement, the MRAP Program is defined to include any and all solicitations and requests for proposals for MRAP production and Lifecycle Support and/or any follow on work that may be performed. The scope of work to be undertaken by the Joint Venture is limited to the use of our Cougar 4x4 and 6x6 armored vehicles for the MRAP Category I and Category II requirements. The Joint Venture board is made up of three designees from Venture FPI and three designees from GLDS. The Joint Venture board will have authority to execute documents in accordance with the terms of the Agreement. Decisions of the Joint Venture board shall be made by majority vote. We agreed to operate the Joint Venture on the principle of equitable division of burden and benefit with GDLS. This means that parties are expected to contribute resources equally to the venture. We agreed to divide the Joint Venture revenues between us on a 50%/50% basis. Wherever practicable, Force Dynamics will act as the prime contractor for Joint Venture work, and we, along with GDLS, shall act as the exclusive subcontractors.

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

Results of Operations — First Quarter 2007 Compared with First Quarter 2006

The following table sets forth our unaudited consolidated statements of operations for the three month period ended March 31 for the years 2007 and 2006. The discussion and analysis that follows should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

Consolidated Statement of Operations
(unaudited)

	For the three months ended March 31,
	2007	2006	Difference	% Change
Revenues	$100,158,766	$34,802,585	$65,356,181	187.8
Cost of sales	78,403,575	28,164,816	50,238,759	178.4

Gross profit	21,755,191	6,637,769	15,117,422	227.7

S,G&A expense	14,378,611	5,961,353	8,471,258	142.1
R&D expense	4,841,819	663,590	4,178,229	629.6
Total S,G&A	19,220,430	6, 624,943	12,595,487	190.1

Operating profit	2,534,761	12,826	2,521,935	N/M

Interest expense	(9,613)	(807,324)	797,711	98.8
Other Income	1,788,093	27,049	1,761,044	N/M

Net earnings/(loss) before tax	4,313,241	(767,449)	5,080,690	662.0

Tax expense	1,800,000	—	(1,800,000)	N/M

Net earnings/(loss) after tax	$2,513,241	$(767,449)	$3,280,690	427.5

N/M—Not Material

	For the three months ended March 31,
Net Sales	2007	2006
Net sales	$100,158,766	$34,802,585
% change compared with prior period	188%	—%

The increase in net sales in the first quarter of 2007 compared with the first quarter of 2006 is attributable to volume changes in the following:

Buffalo vehicles	22%
Cougar vehicles (all variants)	86%
Spares/Logistics	80%

	For the three months ended March 31,
Cost of Products and Services Sold	2007	2006
Cost of products and services sold	$78,403,575	$28,164,816
Gross Margin%	21.7%	19.1%

Gross margin increased in the first quarter of 2007 compared with the first quarter of 2006 by 2.6 percentage points due to reduced material cost, improved labor efficiencies and increased leverage of fixed cost.

	For the three months ended March 31,
Selling, General and Administrative Expenses	2007	2006
Selling, general and administrative expenses	$14,378,611	$5,961,353
Percent of sales	14.4%	17.1%

Selling, general and administrative expenses as a percentage of sales decreased in the first quarter of 2007 compared with the first quarter of 2006 by 2.7 percentage points due primarily to increased leverage of administrative cost to support the business partially offset by the establishment of a liquidated damages charge of $4,875,780 (3.8 percentage points) resulting from the delayed registration of the December Private Investment of Public Equity  (see Footnote 12 of the unaudited consolidated financial statements of this 10-Q).

	For the three months ended March 31,
Research and Development Expenses	2007	2006
Research and development expenses	$4,841,819	$663,590
% change compared with prior period	629.6%

Research and development expenses increased in the first quarter of 2007 compared with the first quarter of 2006 due primarily to increased expenditures incurred to develop the Cheetah product line.

	For the three months ended March 31,
Interest Expense	2007	2006
Interest and other financial charges	$(9,613)	$(807,324)
% change compared with prior period	98.8%

Interest charges decreased in the first quarter of 2007 compared with the first quarter of 2006 due to pay-off of the short term Longview Capital loan (August 2006) and the termination of the accounts receivable factoring agreement with G.C. Financial (June 2006).

	For the three months ended March 31,
Other Income	2007	2006
Other income	$1,788,093	$27,049
% change compared with prior period	N/M

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

	Three months ended March 31,
Net Income	2007	2006
Net income	$2,513,241	$(767,449)
Earnings (loss) per share of common stock — assuming
dilution	$0.04	$(0.04)

The increase of $0.08 earnings per share in the first quarter of 2007 compared with the first quarter of 2006 results from  increased earnings  due to volume increases, improved gross margin percentages, higher interest income and lower interest expense partially offset by increased selling, general and administrative and research and development cost.

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

Vehicle Deliveries and Backlog

	Q1- 2006	Q2- 2006	Q3- 2006	Q4- 2006	Q1 2007	Funded Backlog (1) March 31, 2007
Buffalo	3	5	3	15	13	61
Cougar (all variants)	45	59	55	100	182	287
Total	48	64	58	115	195	348

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

Liquidity And Capital Resources

Cash Flow Summary:  Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the three months ended March 31, 2007 and 2006, are summarized as follows:

	For the three months ended March 31,
	2007	2006
Cash provided by (used for):
Operating activities	$(27,169,112)	$6,938,663
Investing activities	(16,697,796)	(641,960)
Financing activities	989,373	(1,367,474)

Net increase (decrease) in cash and cash equivalents	$(42,877,535)	$4,929,229

Cash provided by operating activities decreased by $34,107,775 during the first three months of 2007 compared with the first three months of 2006 primarily due to increased inventory as a result of higher sales, increased receivables as a result of higher sales, the termination of the factoring agreement with G.C. Financial and delays in receipt of performance based payments, partially offset by increased earnings and higher accounts payables.

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

Cash provided by financing activities increased by $2,356,847 during the first quarter of 2007 compared with the first quarter of 2006 primarily due to an increase in proceeds from exercised options of $1,011,500, and a reduction in the payment of debt of $1,250,000.

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

FORCE PROTECTION, INC.

Date: July 19, 2007
	By:	/s/ Gordon McGilton
Gordon McGilton
Chief Executive Officer

Date: July 19, 2007	By:	/s/ Michael Durski
Michael Durski
Chief Financial Officer
Principal Accounting Officer