Form 10-Q
period 2007-06-30
FORCE PROTECTION INC
filed 2007-08-09
CIK 1032863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934  during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer  (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐         No ☒

As of July 31, 2007, the registrant had 68,207,649 shares of common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1 — CONSOLIDATED FINANCIAL STATEMENTS

FORCE PROTECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net sales	$134,701,640	$56,074,537	$234,860,406	$90,877,122
Cost of sales	101,944,855	45,917,751	179,573,991	74,082,567
	32,756,785	10,156,786	55,286,415	16,794,555

General and administrative expense	15,500,908	7,744,435	30,663,008	13,705,788
Research and development	3,305,514	641,215	8,147,333	1,304,805
Operating profit	13,950,363	1,771,136	16,476,074	1,783,962

Other income	1,106,423	20,873	2,894,516	47,922
Interest expense	(44,060)	(818,985)	(79,591)	(1,626,309)
Net earnings before taxes	15,012,726	973,024	19,290,999	205,575

Tax expense	5,385,898	—	7,185,898	—
Net earnings after taxes	9,626,828	973,024	12,105,101	205,575

Series D preferred stock dividend	—	(100,162)	—	(261,277)
Accretion of series D preferred stock to redemption value	—	(448,815)	—	(933,565)
Net earnings (loss) available to common shareholders	$9,626,828	$424,047	$12,105,101	$(989,267)

Earnings (loss) per common share
Basic	$0.14	$0.01	$0.18	$(0.03)
Diluted	$0.14	$0.01	$0.18	$(0.03)

Weighted-average shares used to compute:
Basic	68,120,787	39,511,931	67,874,796	38,487,506
Diluted	68,918,528	39,511,931	68,908,746	38,487,506

The accompanying notes are an integral part of these financial statements.

FORCE PROTECTION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in dollars)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,870,579	$156,319,004
Accounts receivable, net of allowance for contractual obligations of $12,301,428 and $6,068,087 for 2007 and 2006, respectively	91,239,318	36,011,568
Inventories	148,366,311	60,396,297
Other current assets	1,722,941	374,051
Current portion of deferred taxes	8,849,864	9,562,500
Total current assets	288,049,013	262,663,420
Long term portion of deferred taxes		2,763,991
Property and equipment, net	30,303,126	8,963,901
Intangible assets, net	1,836,111	—
Total assets	$320,188,250	$274,391,312

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,022,122	$38,653,813
Other accrued liabilities	5,404,961	2,968,859
Contract liabilities	4,397,653	1,850,000
Current portion of long term liabilities	221,685	71,685
Current tax liability	3,708,830	—
Deferred revenue	5,872,080	12,824,211
Total current liabilities	87,627,331	56,368,568

Long-term debt:
Other long term liabilities	428,435	167,937
Total liabilities	88,055,766	56,536,505

Commitments and Contingencies (See Note 12)

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, authorized 10,000,000 shares	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 68,207,649 shares at 6-30-2007 and 66,762,566 shares at 12-31-2006 issued and outstanding	68,208	66,763
Shares of common stock to be issued		31
Additional Paid-in Capital	251,332,091	249,694,850
Accumulated deficit	(19,267,815)	(31,906,837)
Total shareholders’ equity	232,132,484	217,854,807

Total liabilities and shareholders’ equity	$320,188,250	$274,391,312

The accompanying notes are an integral part of these financial statements.

FORCE PROTECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in dollars)

	Six Months Ended
	June 30
	2007	2006
	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings after taxes	$12,105,101	$205,575
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	2,338,341	338,160
Deferred tax expense	3,477,068	—
Stock based compensation (FAS 123R)	860,904	362,808

Net change in definitization	6,233,341	175,989
Increase (decrease) in inventory reserve	3,284,807	1,507,659
Increase (decrease) in contract liabilities	2,547,653	944,041
Change in assets and liabilities:
Increase in accounts receivable	(61,461,091)	(4,244,016)
Decrease (increase) in inventories	(91,254,821)	11,145,138
Increase in other current assets	(1,314,357)	(26,682)
Increase in accounts payable	29,368,309	7,211,839
Increase (decrease) in other accrued liabilities	2,436,102	(85,112)
Increase in tax liability	3,708,830	—
Increase in deferred revenue	(6,952,131)	(12,383,351)
Net cash (used in) provided by operating activities	(94,621,944)	5,152,048

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment—intangibles	(2,000,000)	—
Purchase of property and equipment	(23,513,678)	(2,348,493)
Net cash used in investing activities	(25,513,678)	(2,348,493)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	1,276,699	—
Preferred stock dividends paid	—	(377,553)
Increase in long term liabilities	450,000	—
Payment on loans, net	—	(5,000,000)
Payments on capitalized leases	(39,502)	—
Issuance of common stock, net	—	5,970,735
Net cash provided by financing activities	1,687,197	593,182
Net increase (decrease) in cash	(118,448,425)	3,396,737
Cash and cash equivalents—beginning of period	156,319,004	1,217,509
Cash and cash equivalents—end of period	$37,870,579	$4,614,246
Supplemental disclosure:

Cash paid for interest	$44,060	$1,609,239
Cash paid for taxes	$700,000	$338,160
Dividends and accretion on Series D convertible preferred stock	$—	$1,194,842

NON CASH INVESTING AND FINANCING ACTIVITY:
Note payable issued as consideration for non-compete agreement	$450,000	$—

The accompanying notes are an integral part of these financial statements.

FORCE PROTECTION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These notes are an integral part of the Company’s financial statements set forth above.

NOTE 1—BASIS OF PRESENTATION

The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated financial statement and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K/A for Force Protection, Inc. and its subsidiaries for the year ended December 31, 2006 filed July 12, 2007.

2006 Year End Amendment and Q2 Restatement

The financial information included in this Form 10-Q referring to the three and the six months ended June 30, 2006 has been restated for the effects of stock based compensation to employees (FAS 123R) and the effect on the basic earning per share (EPS) of accretion on preferred stock and the calculation of weighted average common shares used to compute diluted earnings per share.

Effects of Restatement

Stock Based Compensation

The Company has restated its calculation of stock based compensation (SFAS 123(R)) for the three and six months ended June 30, 2006. The impact is:

	Three Months ended	Six Months ended
	June 30, 2006	June 30, 2006
Increase in general and administrative cost	$260,991	$362,807
Decrease in net earnings	$260,991	$362,807
Decrease in net earnings available to common shareholders	$260,991	$362,807
Decrease in basic earnings per common share	$(0.01)	$(0.01)
Decrease in diluted earnings per common share	$(0.01)	$(0.01)

Earnings Per Share

The Company has reviewed the Financial Accounting Standards Board’s Statement of Financial Accounting Standard No. 128—Earnings Per Share (EPS) and determined that income available to common shareholders did not include the accretion related to preferred stock and the weighted average number of common shares outstanding used to calculate diluted earnings per share did not give effect to common shares issued upon conversion for the three and six months ended June 30, 2006. The impact is:

	Three Months ended	Six Months ended
	June 30, 2006	June 30, 2006
Decrease in net earnings available to common shareholders	$448,815	$933,565
Decrease in basic earnings per common share	$(0.01)	$(0.03)
Decrease in diluted earnings per common share	$(0.01)	$(0.03)

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

General Statement

The SEC has issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statement.

The Company believes the following critical accounting policies and procedures, among others, affect its more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements:

Revenue Recognition

The Company’s revenue is derived principally from the sale of its vehicles and associated spare parts and training services. Revenue from product sales and spare part sales, net of an allowance for contractual adjustments, is recognized when the products or spare parts are delivered to and “formally” accepted by the customer. The Company defines “formal acceptance” as taking place when a representative of the United States government signs the United States Form DD250 entitled “Material Inspection and Receiving Report” which under the Federal Acquisition Regulations signifies contractual inspection and acceptance of the work performed by the contractor.  It also acts as the contractual invoice creating payment liability on the United States Government.  In accordance with standard industry practice, there is a representative from the United States Defense Contract Management Agency (“DCMA”) acting as a contractual representative of the United States Government present at the Company’s facilities.  This DCMA representative inspects each vehicle as it is delivered by the Company and upon confirmation of the vehicle’s conformity with the contractual specifications the inspector or other contractually designated official signs the Form DD250 and formally accepts delivery of the vehicle.  The Company only recognizes revenues arising from its U.S. Government contracts upon execution of the Form DD250 by the DCMA inspector. Under some of the Company’s U.S. Government contracts, it receives performance-based payments based on completion of specific milestones stipulated under the contract (for example, delivery of raw material to the Company’s Ladson, South Carolina facility). These payments are recorded as “deferred revenue” and carried on the Company’s balance sheet until the final delivery of the products and formal acceptance by the U.S. Government pursuant to the Form DD250. Upon acceptance of the products and the execution of the Form DD250, the Company recognizes the full sale price of the product as revenue.

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

Allowance for Contractual Adjustments

The Company’s contracts with the U.S. Government are negotiated as a “sole source” or “open competition” bid process.  A sole source process is one in which the Company is the sole bidder for the contract.  An open competition could involve various bidders.  Once a bid is accepted, the U.S. Government expects work to commence immediately.  An open competition results in a final agreed-upon contract price to which the U.S. Government has agreed.  A sole source process results in an agreed-upon contract with the U.S. Government, subject to an adjustment process at a later date, termed the “definitization process”. The definitization process commences upon delivery of a product, whereby the U.S. Government completes a detailed review of the Company’s costs involved in the manufacturing and delivery process.  The U.S. Government and the Company then work to determine an adequate and fair final contract price.  As a result of the potential adjustments related to the definitization process, the Company maintains an allowance in a contractual adjustments account.  This account is reviewed on a monthly basis to determine adequate adjustments, if necessary.  The allowance is maintained and deemed adequate based on the analysis of historical data and calculation of pro-rata percentages of current contracts in place, which remain subject to the definitization process.

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

Inventories

Inventories are stated at the lower of cost or market. The cost is determined under the first-in-first-out valuation method.  An allowance for obsolescence and shrinkage is maintained by the Company.  The Company determines an appropriate balance in this account based on historical data and specific identification of certain inventory items.

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

Goodwill and Other Intangible Assets

The Company has no goodwill. Intangible assets include licenses, a non-compete agreement, customer list and purchase expertise. Such intangible assets are amortized on a straight line basis over their useful life of 3 to 7 years.

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

Joint Venture

On December 15, 2006, the Company entered into a Joint Venture (JV) Agreement (the “Agreement”) with General Dynamics Land Systems Inc. (“GDLS”), pursuant to which a joint venture named Force Dynamics LLC was formed and the Company agreed to work together with GDLS to win and execute a contract for the Mine Resistant Ambush Protected (“MRAP”) Vehicle Program and/or the Medium Mine Protected Vehicle Program (“MMPV”). Under the Agreement, the Program is defined to include any and all solicitations and requests for proposals for MRAP and/or MMPV production and lifecycle support and/or any follow on work that may be performed. The scope of work to be undertaken by the joint venture is limited to the use of the Company’s Cougar 4x4 and 6x6 armored vehicles for the MRAP Category I and Category II and the MRAP Category II for MMPV requirements. The joint venture’s board is made up of three designees from the Company and three designees from GLDS. The joint venture’s board will have authority to execute documents in accordance with the terms of the Agreement. Decisions of the joint venture’s board shall be made by majority vote. The Company agreed to operate the joint venture on the principle of equitable division of burden and benefit with GDLS. This means that parties are expected to contribute resources equally to the venture. The Company agreed to divide the joint venture revenues between the Company and GDLS on a 50%/50% basis. Wherever practicable, the joint venture will act as the prime contractor for joint venture work, and the Company, along with GDLS, shall act as the exclusive subcontractors. For the three and six months ended June 30, 2007 the joint venture had no activity as the MRAP contract has not been novated to the joint venture.

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

Earnings (Loss) per Common Share

The Company utilizes SFAS No. 128, “Earnings per Share” to calculate earnings/loss per share. Basic earnings/loss per share is computed by dividing the earnings/loss available to common shareholders (as the numerator) by the weighted-average number of common shares outstanding (as the denominator). Diluted earnings/loss per share is computed similar to basic earnings/loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional common shares were dilutive. Under SFAS No. 128, if the additional common shares are anti-dilutive, they are not added to the denominator in the calculation. Where there is a loss, the inclusion of additional common shares is anti-dilutive (since the increased number of shares reduces the per share loss available to common shareholders). Earnings/loss available to common shareholders is derived from net income adjusted for preferred stock dividends and accretion on preferred stock.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN No. 48 established a single model to address accounting for uncertain tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on de-recognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN No. 48 was effective for the Company in the first quarter of fiscal 2007.  The adoption of FIN No. 48 did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of SFAS No. 115”.  This statement permits, but does not require, entities to measure many financial instruments at fair value.  The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings.  This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments.  One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value.  With respect to SFAS No. 115, available for sale and held to maturity securities at the effective date are eligible for the fair value option at that date.  If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities.  SFAS No. 159 is effective for the Company on January 1, 2008.  Earlier adoption is permitted in 2007 if the Company also elects to apply the provisions of SFAS No. 157.  The Company did not early adopt SFAS No. 159 and believes that it is unlikely that it will expand its use of fair value accounting upon the January 1, 2008 effective date.

NOTE 3 — CONCENTRATIONS

The Company’s future operations and continued expansion is subject to a significant concentration risk.  During the three months ended June 30, 2007 and June 30, 2006, the Company’s revenues from military units of the U.S. Government accounted for 98% and 96% of total revenues, respectively.  During the six months ended June 30, 2007 and June 30, 2006, the Company’s revenues from military units of the U.S. Government accounted for 97% and 89% of total revenues, respectively.  The Company’s accounts receivable from military units of the U.S. Government as of June 30, 2007 and December 31, 2006 amounted to 99% and 81%, respectively, of total accounts receivable.

NOTE 4 — STOCK BASED COMPENSATION PLANS

The Company does not have a formal stock option plan. However, the Company has issued stock options to its employees.

Compensation cost related to stock options recognized in operating results (included in selling, general, and administrative expenses) under SFAS 123R was $420,661 and $860,904 for the three and six months ended June 30, 2007, respectively. Compensation cost related to stock options was $101,816 and $362,808 for the three and six months ended June 30, 2006, respectively.

The following table summarizes the attributes used by the Company to determine compensation cost for stock options consistent with requirements of SFAS 123R. No stock options were granted during the six months ended June 30, 2007.

	For the three months ended June 30		For the six months ended June 30
Valuation assumptions	2007	2006	2007	2006
Stock price on date of grant	—	$3.65	—	$0.77-$7.48
Exercise Price	—	$1.38 - $4.70	—	$0.72 - $4.70
Expected option term (in years)	—	2	—	2
Expected duration from grant to expiration date (in years)	—	4 and 5	—	4 and 5
Option vesting term (in years)	—	1	—	1
Expected volatility	—	45.82%	—	45.82-70.31%
Risk-free interest rate	—	4.40%	—	4.40-4.97%
Expected forfeiture rate	—	5%	—	5%
Estimated corporate tax rate	—	38.5%	—	38.5%
Expected dividend yield	—	0%	—	0%

The following table summarizes information about stock option activity for the three and six months ended June 30, 2007.

Options	Number of options	Weighted average per share exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2006	1,959,443	$2.53	2.60	$29,293,673
Options granted	—
Options exercised	(1,371,133)	$0.93
Outstanding at June 30, 2007	588,310	$5.42	2.10	$8,887,901

Exercisable at June 30, 2007	338,310	$3.44	2.00	$5,744,146

The following table summarizes information about non-vested stock grants activity for the six months ended June 30, 2007.

Non-vested shares	Number of shares	Weighted average per share grant price
Outstanding December 31, 2006	191,026	5.48
Shares granted	—	—
Shares vested	(70,513)	6.45
Outstanding June 30, 2007	120,513	5.14

NOTE 5 — TAXES

The FASB has issued Statement of Financial Accounting Standards Number 109 “Accounting for Income Taxes”, which requires the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

The Company’s net deferred tax asset consists of the following as of:

	June 30, 2007	December 31, 2006
Net deferred tax asset
Provisions and allowances	$9,178,444	$5,745,308
Depreciation tax loss difference	(328,580)	(268,110)
Net operating loss carry forwards	—	6,849,293
	8,849,864	12,326,491
Valuation allowance	—	—
Deferred tax benefit	$8,849,864	$12,326,491

Current portion of deferred taxes	$8,849,864	$9,562,500
Long-term portion of deferred taxes	—	2,763,991
Total deferred taxes	$8,849,864	$12,326,491

As of June 30, 2007 the Company has no available operating loss carry-forwards.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Tax expense (credit) at statutory rate-federal	35.00%	35.00%	35.00%	35.00%
State tax expense net of federal tax	3.25%	3.25%	3.25%	3.25%
Other permanent differences	(2.37)%	—	(1.00)%	—
Changes in valuation allowance	—%	(38.25)%	—%	(38.25)%
Tax expense at actual rate	35.88%	—%	37.25%	—%

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

Under SFAS No. 128, where there is a loss, the inclusion of additional common shares is anti-dilutive (since the increased number of shares reduces the per share loss available to common stockholders), and if the additional common shares are anti-dilutive, they are not added to the denominator in the calculation. For the three and six month periods ended June 30, 2006 the following common stock equivalents have been excluded from the calculation of the diluted loss per share.

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
Convertible Preferred Stock Series D	3,151,906	4,128,030
Warrants	1,809,247	2,219,014
Options	1,463,514	1,452,464
Stock Grants	35,648	17,912
Total	6,460,315	7,817,420

Earnings Per Share Computation

	For the three months ended June 30		For the six months ended June 30
	2007	2006	2007	2006
Basic earning (loss) per common share computation
Net earnings (loss) available to common shareholders	$9,626,828	$424,047	$12,105,101	$(989,267)

Weighted- average shares used to compute:
Basic earnings per share	68,120,787	39,511,931	67,874,796	38,487,506

Earnings (loss) per share of common stock:
Basic	$0.14	$0.01	$0.18	$(0.03)

	For the three months ended June 30		For the six months ended June 30
	2007	2006	2007	2006
Dilutive earning (loss) per common share computation
Net earnings (loss) available to common shareholders	$9,626,828	$424,047	$12,105,101	$(989,267)

Weighted- average shares used to compute:
Basic earnings per share	68,120,787	39,511,931	67,874,796	38,487,506
Dilutive effect of stock options	663,713	Anti-dilutive	893,409	Anti-dilutive
Dilutive effect of stock grants	134,028	Anti-dilutive	140,541	Anti-dilutive
Dilutive weighted earnings per share	68,918,528	39,511,931	68,908,746	38,487,506

Earnings (loss) per share of common stock:
Assuming dilution	$0.14	$0.01	$0.18	$(0.03)

NOTE 7 — ACCOUNTS RECEIVABLES & “DEFINITIZATION”

The majority of the Company’s contracts are with the United States Government and as such they are “public sector” contracts subject to the Federal Acquisition Regulations set forth in Title 41 of the United States Code (“FAR”), and may result either from competitive bidding or may be awarded as “sole source” contracts “subject to definitization” as provided under FAR Section 252.217-7027.

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

Finally, although both parties make an effort to definitize the contract as quickly as possible, the process is time consuming and can take months or even years to complete.  During the definitization process the contractor is required to perform the contract work and to make deliveries under the contract before the final contract price has been established.  For this reason, as part of the original letter award, the contractor provides a rough order of magnitude price to be used for invoicing and accounting purposes pending definitization.

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

Below is a table detailing activity within the allowance for contractual adjustments account for the six months ended June 30, 2007 and June 30, 2006, respectively.

	For the six months ended June 30
	2007	2006
Beginning balance	$6,068,087	$1,018,051
Additions to allowance	2,814,664	869,520
Reduction to allowance	(2,049,305)	(423,916)
Balance March 31	$6,833,446	$1,463,655
Additions to allowance	9,735,647	216,213
Reduction to allowance	(4,267,665)	(485,828)
Balance June 30	$12,301,428	$1,194,040

The MRAP sole source contract was definitized on July 31, 2007. The increase in the allowance for contractual adjustments as of June 30, 2007 is due primarily to adjust the undefinitized price to the definitized price for sales recorded through June 30, 2007.

The Company does not maintain an allowance for doubtful accounts.  The Company’s significant sales for the quarter ended June 30, 2007 and June 30, 2006 involved contracts signed with the U.S. Government.

Historically, the Company has not encountered sales returns.  The Company does not anticipate sales returns in the future.

NOTE 8—INVENTORIES

Inventories consisted of the following:

	June 30, 2007	December 31, 2006
Finished Goods	$11,638,699	$—
Raw materials and supplies	130,610,845	45,131,126
Work in process	11,825,187	17,688,784
Less: Allowance for obsolescence and shrinkage	(5,708,420)	(2,423,613)
Net Inventories	$148,366,311	$60,396,297

As of June 30, 2007 there were vehicles which had been inspected and accepted by the customer but the customer had not taken title (signed Form DD250). These vehicles were accounted for as finished goods.

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

NOTE 10—PROPERTY AND EQUIPMENT

Property and Equipment at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Furniture and fixtures	$3,403,423	$1,022,984
Leasehold improvements	5,235,199	1,534,057
Machinery and equipment	5,886,830	3,777,419
Test equipment	27,179	16,790
Manuals	704,798	104,797
Vehicles	393,819	143,464
Demo vehicles	1,095,925	1,095,925
Buildings	2,502,000	—
Construction in progress	6,544,529	—
Land	3,420,000	—
Computers and software	4,752,543	2,757,131
Less depreciation and amortization	(3,663,119)	(1,488,666)

Net property and equipment	$30,303,126	$8,963,901

During the first quarter of 2007, the Company entered into a contract to build a 90,000 square foot warehouse facility in Ladson, SC. As of June 30, 2007, the Company has expended $4,271,631 in progress payments (accounted for as construction in progress) against the total contract.

In June 2007, the Company made a down payment of $1,529,836 to Superior Controls of Plymouth, Michigan to begin work on a $15,300,000 low volume automotive assembly line at the Ladson facility.

In the second quarter of 2007 the Company spent $1,200,000 on a systems network upgrade and $3,400,000 on building and manufacturing improvements.

See Note 9 — Assets Purchased for explanation of additional property plant and equipment increases.

Depreciation expense for the six months ended June 30, 2007 and June 30, 2006 was $1,539,212 and $338,160, respectively.

NOTE 11 — ACQUIRED INTANGIBLE ASSETS

As a result of the acquisition of the Research and Development Testing Facility (explained in Note 9), the following is a summary of the intangible assets acquired:

	Gross carrying	Accumulated	June 30, 2007
	amount	amortization	net book value
Licenses	$800,000	$88,889	$711,111
Non-compete agreement	600,000	75,000	525,000
Customer base	200,000	—	200,000
Special expertise	400,000	—	400,000
Total	$2,000,000	$163,889	$1,836,111

Amortization expense for the Research and Development Testing Facility for the six months ended June 30, 2007 was $163,889. Estimated aggregate amortization expenses for each of the next three years is $466,667, $466,667, and $429,167.

NOTE 12—COMMITMENTS AND CONTINGENCIES

Other Accrued Liabilities

The Company’s other accrued liabilities include the following:

	June 30, 2007	December 31, 2006
Compensation and benefits	$1,773,210	$1,222,143
Vehicle Fee Payable	845,848	1,139,250
Settlement	—	607,466
Liquidated damages	2,785,903	—
	$5,404,961	$2,968,859

Liquidated Damages

On December 20, 2006, the Company completed a private placement of 13,000,000 shares of its common stock to institutional investors at $11.75 per share, resulting in gross proceeds of $152,750,000.  The proceeds, net of commissions, were $146,640,000.

Per the Securities Purchase Agreement, the Company agreed to file a registration statement to register all 13,000,000 shares of common stock for resale and distribution under the Securities Act of 1933, as amended,  within 30 calendar days (January 19, 2007) and cause the registration statement to be declared effective no later than 120 calendar days (April 19, 2007). If the registration statement registering these shares is not declared effective on or before the effective date by the SEC, then the Company shall deliver to each purchaser, as liquidated damages, an amount equal to one and one third percent (1 1/3%) for each thirty (30) days (or such lesser pro-rata amount for any period of less than thirty (30) days) of the total purchase price of the securities purchased and still held by such purchaser pursuant to the Securities Purchase Agreement on the first day of each thirty (30) day or shorter period for which liquidated damages are calculable. The registration statement became effective July 26, 2007. In accordance with FSP EITF 00-19-2 — Accounting for Registration Payment Arrangements, the Company has recorded $4,860,658 during the three months ended March 31, 2007 based on our original estimate of timing and completing the registration of common stock and an additional charge for liquidated damages of $1,775,820 as of June 30, 2007. Liquidated damage expense for the three and six months ended June 30, 2007 was $1,775,820 and $6,636,478, respectively.

Contract Liabilities

The Company’s sales contracts generally include a warranty such that the Company’s products are free from defects in design, material, and workmanship for a period of one year from the acceptance date.  The warranty does not apply to any damage or failure to perform caused by the misuse or abuse of the vehicle, combat damage, fair wear and tear items (brake shoes, track pads, wiper blades, etc.), or by the customer’s failure to perform proper maintenance or service on the supplies.

The Company routinely reviews its exposure for warranty costs and determines warranty and pricing reserves based on historical data and known events. Below is a table detailing the Company’s accruals for warranty-related costs as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006

Contract liabilities	$4,397,653	$1,850,000

Gain Share Program

On March 1, 2007, the Board of Directors approved a quarterly gain share program. The program will distribute 10% of each quarter’s net earnings equally to employees.

Construction in Progress

During the first quarter of 2007, the Company entered into a contract to build a 90,000 square foot warehouse facility in Ladson, SC. As of June 30, 2007, the Company has expended $4,271,631 in progress payments (accounted for as construction in progress) against the total contract of $4,474,000. The construction was completed in July 2007.  The remaining construction in progress is associated with the ongoing development and implementation of various business operating systems software.

In June of 2007, the Company made a down payment of $1,529,836 to Superior Controls of Plymouth, Michigan to begin work on a $15,300,000 low volume automotive assembly line at the Ladson facility.  Progress payments totaling $12,238,691 are due over the remainder of 2007 with the final payment of $1,529,836 due upon completion of the project in January of 2008.

Legal Proceedings

The Company may be involved from time to time in ordinary litigation that will not have a material effect on its operations or finances. The Company is not aware of any pending or threatened litigation against the Company or its officers and directors in their capacity as such that could have a material impact on the Company’s operations or finances.

NOTE 13—LONG-TERM LIABILITIES

In October of 2006, the Company acquired capital equipment valued at $234,875 using a note with implied interest of 11.25% from the supplier with a repayment based on usage of materials used with the equipment.  It is expected that based on usage estimates the note payments in 2007, 2008, and 2009 will be $92,608, $92,608 and $69,456, respectively.

As part of the purchase of NEWTEC Services Group, Inc, a non-compete arrangement was agreed upon where the President of NEWTEC Services Group Inc., would not operate a competitive business during the period of employment with the Company and for two years thereafter.  As part of the non-compete provision, $450,000 was withheld payable in three equal installments of $150,000 on January 1 of 2008, 2009, and 2010.

NOTE 14—SHAREHOLDERS’ EQUITY

During the three months ended June 30, 2007, the Company recorded the following transactions within its shareholders’ equity accounts:

Per Board of Director Resolution, a 20,513 share common stock grant was issued. The valuation of these shares was recorded under SFAS123R.

Employees exercised stock options to purchase 176,800 shares of the Company’s common stock valued at $295,970. The valuation of these shares was recorded under SFAS123R.

NOTE 15 — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

The following table summarizes information about accounts and reserves for the three months ending June 30, 2007:

		For the three months ending March 31			For the three months ending June 30
Description	Balance at beginning of period	Additions charged to cost and expenses	Write-offs	Balance March 31	Additions charged to cost and expenses	Write-offs	Balance June 30

Revenue based provisions
2007	$6,068,087	$2,814,664	$2,049,305	$6,833,446	$9,735,647	$4,267,665	$12,301,428
2006	$1,018,051	$869,520	$423,916	$1,463,655	$216,213	$485,828	$1,194,040

Allowance for inventory losses
2007	$2,423,613	$—	$298,830	$2,124,783	$7,672,006	$4,088,369	$5,708,420
2006	$498,281	$150,000	$—	$648,281	$2,574,647	$1,216,988	$2,005,940

Contract liabilities
2007	$1,850,000	$527,043	$527,043	$1,850,000	$2,572,430	$24,777	$4,397,653
2006	$380,045	$239,904	$—	$619,949	$334,321	$211,942	$742,328

NOTE 16—SUBSEQUENT EVENTS

On July 12, 2007 we announced the purchase of a new 430,000 square foot facility in Roxboro, NC. We plan to use this facility for additional capacity for current and future products including our new Cheetah vehicle line.

On July 20, 2007, we entered into a Loan Agreement (the “Loan Agreement”) with Wachovia Bank, National Association (“Wachovia”), pursuant to which we agreed to certain terms that govern a revolving credit facility made available to the Registrant by Wachovia.  Concurrently with the execution of the Loan Agreement, the Registrant issued a promissory note to Wachovia in the original principal amount of $50,000,000 (the “Note”).  The unpaid principal balance of the Note accrues interest at a floating rate per annum equal to the 1-month LIBOR market index rate plus 2.0%.  Accrued interest is due and payable on a monthly basis, starting on August 31, 2007 and all outstanding principal is due and payable on September 30, 2007, unless extended by Wachovia. We entered into this agreement to assure continued flow of cash while administrative contractual payment issues were worked out with government payment offices on recently established MRAP programs.

On August 1, 2007, we were awarded work totaling $5.3 million to produce more than 40 articulating interrogation arms for the Iraqi Light Armored Vehicle (ILAV). As part of this award, a total of 22 additional new vehicles will also be produced and scheduled for December 2007.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to help the reader understand the results of operations and financial condition of Force Protection, Inc. for the three and six months ended June 30, 2007. The financial information as of June 30, 2007 should be read in conjunction with the financial statements for the year ended December 31, 2006 contained in our Form 10-K/A filed on July 12, 2007.

Cautionary Statement Concerning Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements, including, without limitation, statements concerning possible or assumed future results of operations and those preceded by, followed by or that include the words “believes,” “could,” “expects,” “intends,” “anticipates,” or similar expressions. Our actual results could differ materially from these anticipated in the forward-looking statements for many reasons, including our ability to raise capital when necessary; availability of parts and raw materials for our products; continued customer acceptance of our products; on-going success of our research and development efforts and other risks described in our Form 10-K and other reports filed with the Securities and Exchange Commission, or SEC, elsewhere in this Form 10-Q. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this Form 10-Q to conform these statements to actual results or to changes in our expectations, except as required by law.

Application of Critical Accounting Policies

Management’s Discussion and Analysis of  Financial Condition and Results of Operations is based on the Company’s unaudited Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to long-term contracts and programs, claims for unanticipated contract costs, goodwill and other intangible assets, income taxes, worker’s compensation, warranty obligations and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes in the Company’s critical accounting policies during the first six months of 2007.

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

Off-Balance Sheet Arrangements: As of June 30, 2007, other than operating leases, the Company had no off-balance sheet arrangements.  (Refer to Note 12 of the Financial Statements included in this Form 10-Q)

Joint Venture Agreement:  On December 15, 2006, we entered into a Joint Venture Agreement with General Dynamics Land Systems Inc. (“GDLS”), pursuant to which we agreed to work together with GDLS to win and execute a contract for the Mine Resistant Ambush Protected (“MRAP”) Vehicle Program and/or the Medium Mine Protected Vehicle Program (“MMPV”). Under the Agreement, the Program is defined to include any and all solicitations and requests for proposals for MRAP production and lifecycle support and/or any follow on work that may be performed. The scope of work to be undertaken by the joint venture is limited to the use of our Cougar 4x4 and 6x6 armored vehicles for the MRAP Category I and Category II and the MRAP Category II for MMPV requirements. The joint venture board is made up of three designees from the Company and three designees from GLDS. The joint venture board will have authority to execute documents in accordance with the terms of the Agreement. Decisions of the joint venture board shall be made by majority vote. We agreed to operate the joint venture on the principle of equitable division of burden and benefit with GDLS. This means that parties are expected to contribute resources equally to the venture. We agreed to divide the joint venture revenues between us on a 50%/50% basis. Wherever practicable, the joint venture will act as the prime contractor for joint venture work, and we, along with GDLS, shall act as the exclusive subcontractors.

Financial Condition and Results of Operations

Overview: For the second quarter ended June 30, 2007 we generated net earnings of $9,626,828. Sales for this period from all sources were $134,701,640, against which we incurred total cost of goods of $101,944,855 resulting in a gross profit of $32,756,785, or 24.3%. We incurred selling, general and administrative expenses of $18,806,422 which includes a final charge of $1,775,820 for liquidated damages for late effective registration of stock from the PIPE transaction of December 20, 2006, plus research and development expenses in the amount of $3,305,514 resulting in an operating profit of $13,950,363. During this three month period, we delivered a total of 229 vehicles consisting of 17 Buffalo and 212 Cougars (all variants).

Results of Operations—Three and six months ended June 30, 2007 compared with the three and six months ended June 30, 2006.

The following table sets forth our unaudited consolidated statements of operations for the three month and six month periods ended June 30 for the years 2007 and 2006. The discussion and analysis that follows should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

Consolidated Statements of Operations
(unaudited)

	For the three months ended June 30
	2007	2006	Difference	% Change
Revenues	$134,701,640	$56,074,537	$78,627,103	140.2
Cost of sales	101,944,855	45,917,751	56,027,104	122.0
Gross profit	32,756,785	10,156,786	22,599,999	222.5

S,G&A expense	15,500,908	7,744,435	7,756,473	100.2
R&D expense	3,305,514	641,215	2,664,299	415.5
Total S,G&A	18,806,422	8,385,650	10,420,772	124.3

Operating profit	13,950,363	1,771,136	12,179,227	687.7

Interest expense	(44,060)	(818,985)	774,925	94.6
Other income	1,106,423	20,873	1,085,550	N/M
Net earnings before tax	15,012,726	973,024	14,039,702	N/M

Tax expense	5,385,898	—	5,385,898	N/M
Net earnings after tax	9,626,828	973,024	8,653,804	889.4
Series D stock dividend and accretion	—	548,977	(548,977)	N/M
Net earnings available to common shareholders	$9,626,828	$424,047	$9,202,781	N/M

	For the six months ended June 30
	2007	2006	Difference	% Change
Revenues	$234,860,406	$90,877,122	$143,983,284	158.4
Cost of sales	179,573,991	74,082,567	105,491,424	142.4
Gross profit	55,286,415	16,794,555	38,491,860	229.2

S,G&A expense	30,663,008	13,705,788	16,957,220	123.7
R&D expense	8,147,333	1,304,805	6,842,528	524.4
Total S,G&A	38,810,341	15,010,593	23,799,748	158.6

Operating profit	16,476,074	1,783,962	14,692,112	823.6

Interest expense	(79,591)	(1,626,309)	1,546,718	95.1
Other income	2,894,516	47,922	2,846,594	N/M
Net earnings before tax	19,290,999	205,575	19,085,424	N/M

Tax expense	7,185,898	—	7,185,898	N/M
Net earnings after tax	12,105,101	205,575	11,899,526	N/M
Series D stock dividend and accretion	—	1,194,842	1,194,842	N/M
Net earnings available to common shareholders	$12,105,101	$(989,267)	$13,094,368	N/M

N/M — not meaningful

	For the period ended June 30
	Second Quarter		Year to Date
Net Sales	2007	2006	2007	2006
Net Sales	$134,701,640	$56,074,537	$234,860,406	$90,877,122
% change compared with prior period	140.2%		158.4%

The increase in sales in the second quarter and year to date ended June 30, 2007 compared with the second quarter and year to date ended June 30, 2006 is attributable to both an increase in volume of vehicle deliveries to the U.S. government under our government contracts as well as the mix of vehicles delivered as follows:

	Second Quarter	Year to Date
Buffalo vehicles	8.3%	17.4%
Cougar vehicles (all variants)	131.7%	137.0%
Spares/Logistics	0.2%	4.0%
Total	140.2%	158.4%

Sales for the second quarter and year to date 2007 and 2006 is comprised of:

	Second Quarter		Year to Date
	2007	2006	2007	2006
Vehicles	$126,162,138	$47,632,283	$221,574,187	$81,219,496
Spares, Logistics and other	8,539,502	8,442,254	13,286,219	9,657,626
Total	$134,701,640	$56,074,537	$234,860,406	$90,877,122

	For the period ended June 30
	Second Quarter		Year to Date
Cost of Products and Services Sold	2007	2006	2007	2006
Cost of products and services sold	$101,944,855	$45,917,751	$179,573,991	$74,082,567
Gross Margin %	24.3%	18.1%	23.5%	18.5%

Gross margins increased by 6.2 percentage points in the second quarter of 2007 compared with the second quarter of 2006 and by 5.0 percentage points for year to date June 30, 2007 compared with year to date June 30, 2006 due primarily to improved material and labor cost performance as a result of implementation of new and improved processes and leveraging of fixed costs over an increased production volume.

	For the period ended June 30
	Second Quarter		Year to Date
Selling, General and Administrative Expenses	2007	2006	2007	2006
Selling, general and administrative expenses	$15,500,908	$7,744,435	$30,663,008	$13,705,788
Percent of sales	11.5%	13.8%	13.1%	15.1%

Selling, general and administrative expenses as a percentage of sales decreased in the second quarter of 2007 compared with the second quarter of 2006 by 2.3 percentage points and by 2.0 percentage points for the year to date ended June 30, 2007 compared with the year to date ended June 30, 2006. The decrease in both periods is due primarily to increased leverage of administrative cost to support the business, partially offset by the establishment of a liquidated damages charge in the second quarter of 2007 of $1,775,820 (1.3 percentage points) and year to date 2007 of $6,636,478 (2.8 percentage points) resulting from the delayed registration (which became effective July 26, 2007) of our December 2006 sale of common stock in a private placement  (see Footnote 12 of the unaudited consolidated financial statements of this Form 10-Q).

	For the period ended June 30
	Second Quarter		Year to Date
Research and Development Expenses	2007	2006	2007	2006
Research and development expenses	$3,305,514	$641,215	$8,147,333	1,304,805
Percent of sales	2.5%	1.1%	3.5%	1.4%

Research and development expenses as a percentage of sales increased by 1.4 percentage points in the second quarter of 2007 compared to the second quarter of 2006 and by 2.1 percentage points for the year to date for the period ended June 30, 2007 compared to the year to date for the period ended June 30, 2006. The increase in both periods is due primarily to increased expenditures related to the development of the Cheetah vehicle. The second quarter of 2007 costs are down from the first quarter of 2007 due to the heavy purchase of materials for the Cheetah development in the first quarter of 2007.

	For the period ended June 30
	Second Quarter		Year to Date
Interest Expenses	2007	2006	2007	2006
Interest and other financial charges	$(44,060)	$(818,985)	$(79,591)	$(1,626,309)
% change compared with prior period	-94.6%		-95.1%

Interest charges decreased in the second quarter of 2007 and the year to date 2007 compared with the second quarter of 2006 and the year to date 2006 due to pay-off of the short term Longview Capital loan (August 2006) and the termination of the accounts receivable factoring agreement (June 2006), facilitated by the sale of common stock through private placements. Current year interest charges are due to various equipment financing arrangements (see Note 13 of the unaudited consolidated financial statements of this Form 10-Q).

	For the period ended June 30
	Second Quarter		Year to Date
Other Income	2007	2006	2007	2006
Other income	$1,106,423	$20,873	$2,894,516	$47,922

Other income increased in the second quarter of 2007 and the year to date 2007 compared with the second quarter of 2006 and the year to date 2006 due to the interest income earned on investing of the funds received from the December 2006 private placement of common stock.

	For the period ended June 30
	Second Quarter		Year to Date
Tax Expense	2007	2006	2007	2006
Tax expense	$5,385,898	$0	$7,185,898	$0
Effective tax rate	36.0%		37.2%

The Company has started to incur tax expense in 2007 as a result of  increased contract activities and the continued profitability since the second quarter of 2006.

	For the period ended June 30
	Second Quarter		Year to Date
Preferred Stock Dividends and Accretion	2007	2006	2007	2006
Preferred stock dividends and accretion	—	$548,977	—	1,194,842

There are no preferred stock dividends or accretion in 2007 as a result of the conversion of all preferred stock shares to common stock by year end 2006.

	For the period ended June 30
	Second Quarter		Year to Date
Net Income	2007	2006	2007	2006
Net income (loss) available to common shareholders	$9,626,828	$424,047	$12,105,101	$(989,267)
Earnings per share of common stock—assuming dilution	$0.14	$0.01	$0.18	$(0.03)

Earning per share of common stock, assuming dilution, increased by $0.13 per share in the second quarter of 2007 compared with the second quarter of 2006 and by $0.21 per share for the year to date June 30, 2007 compared to the same period in 2006. The increase is the result of increased earnings due to, sales volume increases, improved material and labor cost, leveraging of fixed and administrative support cost, higher interest income, lower interest expense, increase tax expense and the elimination of preferred stock dividends and accretion.

Backlog: On January 15, 2007, the U.S. Marine Corps awarded us a firm fixed price contract for 15 Cougar JERRV’s.  The value of this contract is approximately $9.4 million.

On January 26, 2007, the Company was one of several companies that the U.S. Marine Corps awarded an Indefinite Delivery, Indefinite Quantity, or IDIQ, contract for the MRAP program.  This contract allows the U.S. Marine Corps to place delivery orders with any of those companies for up to a total of 4,100 MRAP vehicles per ordering year for 5 years for a total possible vehicle quantity of 20,500.  On January 26, 2007, the U.S. Marine Corps issued a delivery order to the Company for 4 MRAP vehicles to be used in survivability and mobility testing.  On February 14, 2007, the Marine Corps issued a second delivery order to the Company for 125 MRAP production vehicles.  The total value of these delivery orders is $74,636,994.

On February 14, 2007, the Company

announced it has received a $67.4 million contract award from the U.S. Marine Corps to produce 125 vehicles for its MRAP program.

On March 9, 2007, the U.S. Marine Corps issued a delivery order for an additional 19 Buffalo mine-protected vehicles for a value of approximately $16.2 million.  On March 14, 2007, the Cougar Mastiff Protected Patrol Vehicle (“Mastiff PPV”) contract with the British Ministry of Defence was modified to add 22 additional Mastiff PPV’s increasing the total number of Mastiff PPV’s to be delivered to 108 vehicles.

On April 18, 2007, the U. S. Marine Corps announced a $6.9 million contract awarded to the Company to provide sustainment Integrated Logistics Support  for the U.S. Marine Corp’s MRAP program.

On April 24, 2007, the U. S. Marine Corps released a delivery order for 300 Category I Cougar 4X4 and 700 Category II Cougar 6X6 vehicles for the U.S. Marine Corps’ MRAP program with a value of approximately $490 million.

 On May 3, 2007, we received an $8.867 million contract to produce Buffalo and Cougar mine-protected vehicles for the Canadian Expeditionary Force Command. Marine Corps Systems Command will administer the contract under a foreign military sales agreement.

On May 30, 2007, the U.S. Marine Corps awarded us a Delivery Order under Contract Agreement No. M67854-07-D-5006 for 14 Mine Resistant Ambush Protected (MRAP) Category III Buffalo vehicles for a value of approximately $11,991,406.

On June 20, 2007, we were awarded a delivery order by the U.S. Marine Corps, under a contract dated January 25, 2007, for 455 Mine Resistant Ambush Protected (MRAP) vehicles, for a value of approximately $221 million.  This order calls for 395 Category I Cougar 4X4 and 60 Category II 6X6 vehicles, which will be used by different branches of the United States military.

On August 1, we were awarded work totaling $5.3 million to produce more than 40 articulating interrogation arms for the Iraqi Light Armored Vehicle (ILAV). As part of this award, a total of 22 additional new vehicles will also be produced and scheduled for delivery in December 2007.

Future Results: During the remainder of calendar year 2007, we expect to incur the majority of our presently anticipated infra-structure expansion costs which will result in a substantially increased level of vehicle production capacity. The increase in production capacity and the reduction in expenses related to expansion is expected to result in increased revenues and profitability for such upcoming period. Set out below is a table showing actual deliveries of our vehicles during 2006 and the first two quarters of 2007.

Vehicle Deliveries and Backlog

	Q1- 2006	Q2- 2006	Q3- 2006	Q4- 2006	Q1- 2007	Q2- 2007	Funded Backlog (1) June 30, 2007
Buffalo	3	5	3	15	18	17	104
Cougar (all variants)	45	59	55	100	181	212	1558
Total	48	64	58	115	199	229	1662

(1)             This does not include any post June 30, 2007 awards.

Trends, Risks And Uncertainties

The results of our operations for the second quarter ended June 30, 2007 reflect the costs associated with our  continued growth, as we expand our manufacturing facility and capabilities to meet the expected demand for our vehicles for potential future and follow-on orders. This included substantial vehicle and automotive engineering work, manufacturing engineering development, hiring and training workforce and the expansion of our manufacturing, warehousing and administrative facilities. We continue to face the challenges of expanding our manufacturing capacity to fully exploit all opportunities. These activities have required a significant commitment of short term resources, but we expect the long term benefits will be substantial.

We recognize there are risks associated with our on-going expansion activities. We continue to rely upon the U.S. Army and the U.S. Marine Corps for our sales, and if either customer elects not to issue further orders to us, it would have a dramatic impact upon our financial performance. In addition, if we are delayed in meeting the delivery schedule under outstanding contracts, we may be obligated to pay liquidated damages for any delayed vehicle, and in the event of any substantial failure to perform, the customer could cancel the contract and/or claim additional damages. Payment of liquidated damages could negatively impact our future liquidity, and since we are incurring significant costs associated with our expansion program based on the expectation of future contract revenues, loss of contracts would have a dramatic impact on both our liquidity and our financial performance. We currently do not have any reason to expect that our customers will choose to stop buying our vehicles or that any significant contracts will be cancelled.

In the past, we have encountered some difficulties in securing the necessary components for our vehicles, including armor steel, truck chassis, axle sets and ballistic glass. To mitigate this risk, we have identified multiple vendors for certain components. Additionally, we have implemented a program of advance purchasing and stockpiling certain critical materials. For example, we currently have pre-purchased steel and truck parts to ensure availability of material needed for current and some potential future orders. While we do not currently expect the potential non-availability of parts or raw materials to materially affect our operations, there is a possibility that delays or increased costs could negatively impact our financial performance if circumstances change. Apart from the foregoing, the main uncertainty about our future operations is whether we will continue to receive additional orders for our vehicles. It is impossible to predict with certainty whether such future orders will be placed by existing or new customers. If we do not receive future orders, it is unlikely that our business will continue. However, we believe our vehicles provide proven blast and ballistic protection, and that for so long as there is a risk of bodily harm to service personnel from explosive blasts, there will be a market for our products. We believe that a number of recent market surveys and requests for information issued by the U.S. military for armored vehicles with characteristics substantially similar to ours, support this view.

Liquidity And Capital Resources

Cash Flow Summary:  Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the six months ended June 30, 2007 and 2006, are summarized as follows:

	For the six months ended June 30
	2007	2006
Cash provided by (used for):
Operating activities	$(94,621,944)	$5,152,048
Investing activities	(25,513,678)	(2,348,493)
Financing activities	1,687,197	593,182
Net increase (decrease) in cash and cash equivalents	$(118,448,425)	$3,396,737

Cash provided by operating activities decreased by $99,773,992 during the first six months of 2007 compared with the first six months of 2006 primarily due to increased inventory and receivables as a result of higher sales and production volumes, increased past due receivables of $45 million on the MRAP program due to contract billing and customer funding issues,  the termination of the factoring agreement with G.C. Financial and reduced performance based payments, partially offset by increased earnings and higher accounts payables for purchases.

Cash used for investing activities increased by $23,165,185 during the first six months of 2007 compared with the first six months of 2006 due primarily to the purchase of a research and test facility ($5,500,000), a facility to expand development and logistics training activities ($4,100,000), warehousing facilities, manufacturing equipment and infrastructure to support existing and future planned growth of the business.

Cash provided by financing activities increased by $1,094,015 during the first six months of 2007 compared with the first six months of 2006 primarily due to the issuance of common stock to support the financing needs of the business.

Uncertainties:  The amount of working capital that we will require depends on several factors, including without limitation, the extent and timing of sales of our products, future inventory costs, the timing and costs associated with the expansion of our manufacturing, development, engineering and customer support capabilities, the timing and cost of our product development and enhancement activities and our operating results. The realization of a major portion of the assets shown on our balance sheet is dependent upon the success of such future operations.  We expect to be able to generate cash flows from operations sufficient to satisfy our cash requirements for the remainder of 2007, but if we are unable to do so, we may need to seek alternative sources of cash, including additional borrowings.

On July 20, 2007, we entered into a Loan Agreement (the “Loan Agreement”) with Wachovia Bank, National Association (“Wachovia”), pursuant to which we agreed to certain terms that govern a revolving credit facility made available to the Registrant by Wachovia.  Concurrently with the execution of the Loan Agreement, the Registrant issued a promissory note to Wachovia in the original principal amount of $50,000,000 (the “Note”).  The unpaid principal balance of the Note accrues interest at a floating rate per annum equal to the 1-month LIBOR market index rate plus 2.0%.  Accrued interest is due and payable on a monthly basis, starting on August 31, 2007 and all outstanding principal is due and payable on September 30, 2007, unless extended by Wachovia. We entered into this agreement to assure continued flow of cash during the term of the loan while administrative contractual payment issues are worked out with government payment offices on recently established MRAP programs.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Prices

We are exposed to market risk from changes in commodity prices. If the price of commodities increases significantly, the cost of our products could increase. It is unlikely we will be able to pass on this cost under our current contracts. As a result, if the cost of our raw materials increases, our profitability, if any, could decrease.

Foreign Currency

The majority of our business is denominated in U.S. dollars and as such, movement in the foreign currency markets will have a minimal direct impact on our business.

Interest Rates

We have a money market account where excess cash is invested at LIBOR minus 40 basis points.

Our current equipment financing is at a fixed rate while our recently acquired bank line of credit entered into on July 20, 2007 as noted above in Item 2 “Liquidity and Resources” is at a floating rate. We are not currently directly at risk of interest rate fluctuations. Interest rate risk may become a more significant issue for us, as our financing needs change in the future.

To date, we have not used any derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest rates, foreign currency exchange, or commodity prices. We are not a party to leveraged derivatives nor do we hold or issue financial investments for speculative purposes.

ITEM 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended  (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Changes in Internal Controls over Financial Reporting

As of the beginning of 2007, we have an Audit Committee comprised of three outside board members. They, along with management interviewed and engaged an outside audit firm more appropriate for the size and growth of our Company. During the first quarter of 2007, our Interim Chief Financial Officer was replaced with a permanent Chief Financial Officer. In the second quarter of the current fiscal year we completed the integration of a more robust ERP system. These actions have had and are expected to have a continued positive material affect over our financial reporting.

Code of Ethics

We have adopted a Code of Ethics that applies to all executive officers and other employees. Our Code of Ethics is available for review on our website at www.forceprotection.net.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

There have been no material changes with respect to this item from the disclosure included in our Annual Report on Form 10-K/A for the year ended December 31, 2006.

ITEM 1A — RISK FACTORS

There have been no material changes with respect to this item from the disclosure included in our Annual Report on Form 10-K/A for the year ended December 31, 2006.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We do not have a formal stock compensation plan; however we have issued stock to employees and non-employees from time to time as compensation for services rendered.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 21, 2007 at 10:00 a.m., we held our general shareholder’s meeting at the Embassy Suites Hotel Convention Center, 5055 International Boulevard, Charleston, SC 29418.  The meeting was held pursuant to a printed notice mailed on or about April 30, 2007 to each stockholder of record as of April 25, 2007, the record date for the meeting. The single issue to be voted on at such meeting was the election of Mr. Michael Moody and Mr. Roger Thompson as Class II directors. As of the record date there were a total of 68,064,336 shares of common stock outstanding and entitled to vote.  A total of 25,166,657 shares were present either in person or by proxy at the meeting.  Both directors were duly elected to the Board of Directors. The votes for each director are as follows:

	For	Withheld
Michael Moody (Class II)	23,482,016	1,684,641
Roger Thompson (Class II)	23,833,285	1,333,372

The following are the other directors of the Company whose terms of office continued after the general shareholder’s meeting: Mr. Gordon McGilton and Mr. Jack Davis whose terms expire in 2009

ITEM 5 — OTHER INFORMATION

None.

ITEM 6 — EXHIBITS

EXHIBIT INDEX

NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger (included as Attachment A to exhibit 99.2 to the Form DEF 14A filed November 19, 2004, and incorporated herein by reference).

3.1	Articles of Incorporation (included as Attachment B to exhibit 99.2 to the Form DEF 14A filed November 19, 2004, and incorporated herein by reference).

3.2	By-Laws (included as Attachment C to exhibit 99.2 to the Form DEF 14A filed November 19, 2004, and incorporated herein by reference).

3.3	Amended Articles of Incorporation (included as Attachment D to exhibit 99.2 to the Form DEF 14A filed November 19, 2004, and incorporated herein by reference).

4.1	Certificate of Designation for Series D Convertible Preferred Stock, dated January 19, 2006 (included as exhibit 4.1 to the Form 8-K filed January 27, 2006, and incorporated herein by reference).

4.2	Form of Common Stock Purchase Warrant, dated January 19, 2006, (included as Exhibit 4.2 to the Form 8-K filed January 27, 2006, and incorporated herein by reference).

4.3	Securities Purchase Agreement, dated January 19, 2006 (included as Exhibit 4.3 to the Form 8-K filed January 27, 2006, and incorporated herein by reference).

4.4	Registration Rights Agreement, dated January 19, 2006 (included as Exhibit 4.4 to the Form 8-K filed January 27, 2006, and incorporated herein by reference).

4.5	Amended and Restated Certificate of Designation for Series B Convertible Preferred Stock (included as exhibit 4.1 of the Form 8-K filed February 15, 2006, and incorporated herein by reference).

4.6	Amended and Restated Certificate of Designation for Series C Convertible Preferred Stock (included as exhibit 4.2 of the Form 8-K filed February 15, 2006, and incorporated herein by reference).

4.7	Bridge Facility between the Company and GC Financial Services, Inc., dated September 29, 2006 (included as Exhibit 4.1 to the Form 8-K filed July 8, 2006, and incorporated herein by reference).

4.8	Demand Note between the Company and GC Financial Services, Inc., dated September 29, 2006 (included as Exhibit 4.2 to the Form 8-K filed July 8, 2006, and incorporated herein by reference).

10.1	Loan Agreement between the Company and Wachovia Bank, National Association, dated July 20, 2007.

10.2	Security Agreement between the Company and Wachovia Bank, National Association, dated July 20, 2007.

10.3	Promissory Note between the Company and Wachovia Bank, National Association dated July 20, 2007.

10.4	Joint Venture Agreement by and between General Dynamics Land Systems, Inc. and Force Protection, Inc., dated December 15, 2006, as amended.

10.5	Modification of Contract Agreement with the United States Marine Corps, dated April 17, 2007.

10.6	Delivery Order under Contract No. M67854-07-D-5031 with the United States Marine Corps, dated April 23, 2007.

10.7	Delivery Order under Letter Contract, dated January 25, 2007, with the United States Marine Corps, dated June 20, 2007.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORCE PROTECTION, INC.

Date: August 9, 2007
	By:	/s/ Gordon McGilton
Gordon McGilton
Chief Executive Officer

Date: August 9, 2007	By:	/s/ Michael Durski
Michael Durski
Chief Financial Officer
Principal Financial and Accounting Officer
Officer