Form 10-K/A
period 2005-12-31
FORCE PROTECTION INC
filed 2007-10-15
CIK 1032863

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒

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

TABLE OF CONTENTS

FORCE PROTECTION, INC. FORM 10-K/A

EXPLANATORY NOTE

Management has reevaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. As a result, management has concluded that our disclosure controls were not effective as of December 31, 2005, because of certain material weaknesses.  Management’s revised evaluation is contained, and the material weaknesses are described, in Item 9A of this Form 10-K/A.

We have also added a legend to the report of Michael Johnson & Co., LLC, with respect to our financial statements for the year ended December 31, 2003, included in Item 8 of this Form 10-K/A, describing our inability to obtain and file a reissued report.  There are no changes to that report or to the financial statements and other information included in Item 8.

PART II

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

/s/ Michael Johnson & Co., LLC
Michael Johnson & Co., LLC
Denver, Colorado
March 2, 2004

The consolidated statements of income, cash flows and changes in stockholders’ equity of Force Protection, Inc. for the year ended December 31, 2003 have been audited by Michael Johnson & Co., LLC, independent public accountants.   We have not been able to obtain a reissued report of Michael Johnson & Co., LLC of their audit report regarding such financial statements because Michael Johnson & Co., LLC is no longer registered with the PCAOB as required by Section 102 of the Sarbanes-Oxley Act of 2002.  The absence of such reissued report from Michael Johnson & Co., LLC may limit a stockholder’s ability to assert claims against Michael Johnson & Co., LLC under Section 11(a) of the 1933 Act for any untrue statement of a material fact contained in the financial statements audited by Michael Johnson & Co., LLC or any omissions to state a material fact required to be stated in the financial statements.

FORCE PROTECTION, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005, 2004 and 2003

	2005	2004	2003
	Restated	Restated	Restated
ASSETS
Current Assets:
Cash	$1,217,509	$2,264,406	$278,777
Accounts receivable, net of allowance for contractual adjustments of $1,018,051 for 2005, $0 for 2004 and 2003	3,666,358	1,053,973	144,932
Inventories	32,486,776	9,029,913	827,337
Other current assets	267,189	241,910	60,000
Total current assets	37,637,832	12,590,202	1,311,046
Investment in Xtreme Companies, Inc., net of valuation allowance	—	—	—
Property and equipment, net	2,138,703	1,036,994	309,068
Total Assets	$39,776,535	$13,627,196	$1,620,114

LIABILITIES & SHAREHOLDERS’ EQUITY
LIABILITIES
Current Liabilities:
Accounts payable	$14,688,855	$1,867,363	$715,066
Other accrued liabilities	1,898,020	1,354,466	75,500
Contract liabilities	1,686,062	729,461	180,384
Loans payable	7,500,000	360,975	536,162
Line of Credit	—	4,000,000	176,961
Deferred revenue	12,598,921	2,645,716	209,175
Total Current Liabilities	38,371,858	10,957,981	1,893,248

Long-term debt:
Other long term liabilities	—	110,732	32,461
Total Liabilities	38,371,858	11,068,713	1,925,709

Preferred stock series D, $0.001 par value, authorized: 20,000 shares, issued and outstanding: 2005, 13,004 shares; 2004, 0 shares; 2003, 0 shares	7,901,438	—	—

SHAREHOLDERS’ EQUITY
Preferred stock: $0.001 par value, authorized: 10,000,000 shares
Preferred stock Series A, $0.001 par value, authorized: 1,600 shares issued and outstanding: 2005, 0 shares; 2004, 0 shares; 2003, 0 shares
Preferred stock series B, $0.001 par value, authorized: 25 shares, issued and outstanding: 2005, 0 shares; 2004, 19.5 shares; 2003, 10 shares	—	—	—
Preferred stock series C, $0.001 par value, authorized: 150 shares, issued and outstanding: 2005, 0 shares; 2004, 0 shares; 2003, 130 shares	—	—	—
Common stock, $0.001 par value $0.001, authorized: 300,000,000, issued and outstanding: 2005, 36,144,216 shares; 2004, 19,357,938 shares; 2003, 10,190,021 shares	36,114	19,358	10,190
Warrants	5,780,952	2,602,800	4,862,765
Beneficial Conversion Feature	0	19,102,306	282,890
Additional Paid-in Capital	38,714,893	35,874,565	18,805,887
Accumulated deficit	(51,028,720)	(55,040,546)	(24,267,327)
Total Shareholders’ Equity	(6,496,761)	2,558,483	(305,595)
Total Liabilities and Shareholders’ Equity	$39,776,535	$13,627,196	$1,620,114

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

	(Increase)/Decrease in net loss
	2005	2004	2003

Total adjustment	$2,161,046	$(1,707,970)	$(2,766,245)

Previously reported net loss	$(16,565,668)	$(10,245,833)	$(5,321,624)

Percent variation from previously reported net loss	13.0%	-16.7%	-52.0%

	(Increase)/decrease in net loss
	2005
Quarter	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.

Total adjustment	$(46,309)	$(61,272)	$(777,977)	$3,046,604
Previously reported net income (loss)	$(7,108,180)	$(5,605,211)	$130,633	$(3,982,910)
Percent variation from previously reported net loss	0.7%	1.1%	-595.5%	-76.5%

	(Increase)/decrease in net loss
	2004
Quarter	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.

Total adjustment	$(375,754)	$(649,028)	$34,159	$(717,347)
Previously reported net loss	$(3,854,612)	$(3,236,792)	$(1,957,990)	$(1,196,439)
Percent variation from previously reported net loss	9.7%	20.1%	-1.7%	60.0%

(Increase)/decrease in net loss
2003
Quarter	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.

Total adjustment	$ (720,718)	$ (254,946)	$ (420,309)	$ (1,370,272)
Previously reported net loss	$ (1,748,243)	$ 183,246	$ (1,972,958)	$ (1,783,669)
Percent variation from previously reported net loss	41.2%	-139.1%	21.3%	76.8%

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

	Year Ended Dec. 31, 2005	Year Ended Dec. 31, 2004	Year Ended Dec. 31, 2003
Beginning balance	$—	$—	$—
Additions to allowance	1,018,051	—	—
Reduction to allowance	—	—	—
Ending balance	$1,018,051	$—	$—

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

The following table is a summary of the vehicle fees to be paid per vehicle:

	Mechem	CSIR
Buffalo	$5,000	$3,000
Cougar	$3,000	$1,500

Table of Contractual Obligations

The following is a table outlining the Company’s actual and projected significant contractual obligations as of December 31, 2005:

	For the Years Ended
	2006	2007	2008	2009	2010	Total
Operating Lease Commitments	$777,092	$831,426	$492,844	$18,305	$—	$2,119,667
Notes Payable – Longview, principal	$7,500,000	$—	$—	$—	$—	$7,500,000
Notes Payable – Longview, interest	$843,288	$—	$—	$—	$—	$843,288
Raw Material Purchase Commitments	$8,289,132	$—	$—	$—	$—	$8,289,132
Mechem – Vehicle Fees (1)	Variable	Variable	Variable	Variable	Variable
CSIR – Vehicle Fees (2)	Variable	Variable	$—	$—	$—

Total	$17,409,512	$831,426	$492,844	$18,305	$—	$18,752,087

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

The following disclosures reference accounting guidelines and certain accounting treatments which the Company has used throughout 2005, 2004 and 2003.  The Company considers the following terms and definition significant in ensuring the reader of these financial statements understands the accounting treatments applied by the Company:

•                  The Emerging Issues Task Force (“EITF”) provides accounting guidance and interpretations on emerging issues in business and accounting

•                  Statements on Financial Accounting Standards (“SFAS”) are a primary source of accounting guidance under which many of the Company’s accounting policies are based

•                  Beneficial conversion feature is a topic addressed in EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios , EITF 00-19  Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’ s Own Stock and EITF 00-27  Application of Issue No. 98-5 to Certain Convertible Instruments , is an accounting term defined in EITF 98-5 that represents a situation in which a convertible security (debt or equity) is convertible into the Company’s common stock at a price which is at a discount to the market, at the time the convertible security is issued.

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

Series B and Series C Convertible Preferred Stock are in the form of shares, and have no conditional or unconditional mandatory redemption provisions obligating the Company in the future other than liquidation or company wind-up provisions. Under SFAS150-  Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity , the issuances of Series B and Series C Preferred stock have been classified as equity.  The conversion options are not considered derivative liabilities which must be valued at fair value under SFAS 133 or EITF 00-19.  The conversion options are indexed to the Company’s own stock and the host instrument is classified as equity thus meeting the paragraph 11a scope exception under SFAS No. 133 — Accounting for Derivative instruments and hedging activities. The Company determined that there is no intrinsic value of the conversion options for the Series B and Series C Preferred Stock under EITF 00-27.

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

PREFERRED STOCK TRANSACTIONS

The Company’s Series B and Series C Convertible Preferred Stock are in the form of shares, and have no conditional or unconditional mandatory redemption provisions obligating the Company in the future other than liquidation or company wind-up provisions. The Company has reviewed SFAS150- Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity , and has classified the issuances of Series B and Series C Preferred stock as equity instruments.  The conversion options are not considered derivative liabilities which must be valued at fair value under SFAS 133 or EITF 00-19.  The conversion options are indexed to the Company’s own stock and the host instrument is classified as equity thus meeting the paragraph 11a scope exception under SFAS No. 133 – Accounting for Derivative Instruments and Hedging Activities . The Company also determined that there is no intrinsic value of the conversion options for the Series B and Series C Preferred Stock under EITF 00-27.

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

All stock options issued in 2005 do not carry a designated expiration date and vest over a one year period. Stock option expense recorded for 2005, 2004 and 2003 amounted to $92,671, $0 and $0, respectively. The following table summarizes stock options activity for the year ended December 31, 2005:

Stock Option Activity

	Average per share
	Shares sub[j]ect	Exercise	Market
	to options	price	price
Balance at December 31, 2004	—	$—	$—
Options granted	652,833	1.50	1.50
Options exercised	—	—	N/A
Options terminated	(196,167)	1.50	N/A
Balance at December 31, 2005	456,666	$1.50	$1.50

The following table summarizes the attributes used in the Company’s valuation of stock option grants during 2005:

Option Valuation Information

	2005	2004	2003
Fair value per option (a)	—	—	—
Valuation Assumptions	—	—	—
Expected option term (in years)	2	—	—
Expected duration from grant to expiration date (in years)	5
Option vesting term (in years)	1
Expected volatility	48.61%	—	—
Risk-free interest rate	3.42%	—	—
Expected forfeiture rate	5.00%	—	—
Estimated corporate tax rate	40.00%	—	—
Expected dividend yield	0.00%	—	—

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

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	December 31, 2005	December 31, 2004	December 31, 2003
Tax expense (credit) at statutory rate-federal	(35.00)%	(35.00)%	(35.00)%
State tax expense net of federal tax	(3.25)%	(3.25)%	(3.25)%
Changes in valuation allowance	38.25%	38.25%	38.25%
Tax expense at actual rate	0%	0%	0%

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

NOTE 20 – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

The following table summarizes information about valuation and qualifying accounts and reserves recorded for 2005, 2004 and 2003 .

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

NOTE 25—SUBSEQUENT EVENTS

On January 10, 2006, the Company issued a stock option to the Company’s Chief Executive Officer to purchase 1,000,000 shares of its unregistered common stock at a fixed exercise price of $0.72 per share. These options vest in full on January 1, 2007 and were valued on the grant date at $246,580.

ITEM 9A.  CONTROLS & PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K/A.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2005 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our management concluded so because of the material weaknesses discussed below.

Our financial and accounting organization was not adequate to support our financial accounting and reporting needs.  Specifically, we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience with the Company and training in the application of GAAP commensurate with our financial reporting requirements. The lack of a sufficient complement of personnel with an appropriate level of accounting knowledge, experience with our Company and training contributed to the control deficiencies noted below.

(1)          We did not maintain effective policies and procedures related to the accounting for specific equity issuances, including accounting for stock-based compensation in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123, Share-Based Payment, and accounting for convertible and redeemable preferred stock and warrants.  This deficiency resulted in errors in the Company’s accounting and disclosures for these equity issuances and related earnings per share calculations.

(2)          We did not maintain effective controls to ensure the accuracy of disclosures in our financial statements and classification of certain financial transactions in the financial statements.  Specifically, we failed to classify the allowance for contractual adjustments as a reduction in receivables and had incorrect or inadequate disclosures in financial statement disclosures related to the non-recurring warranty, statement of shareholders’ equity, deferred tax assets, liabilities and related income tax expense, contingency losses, discontinued operations, receivables and factoring accounts, debt and the statement of cash flows in our financial statements.

The control deficiency described above in (1) resulted in the restatement of our annual consolidated financial statements for 2005, 2004, and 2003. The control deficiency described in (2) required amendment of our annual financial statements for the years 2005, 2004 and 2003 which are included in our amended 2005 Form 10-K filing dated June 27, 2007.

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

10.35	Letter Contract between the Company and the United States Army dated February 3, 2006 (included as Exhibit 10.1 to the Form 8-K filed February 9, 2006, and incorporated herein by reference).

10.36	Contract between the Company and the United States Army (included as Exhibit 10.36 to the Form 10-K filed on April 20, 2006).

23.1	Consent of Jaspers + Hall, PC. (included as Exhibit 23.1 to the Form 10-K/A for the fiscal year ended 2005 filed on June 27, 2007)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Force Protection, Inc.
Date: October 12, 2007
	By:	/s/ Gordon McGilton
Gordon McGilton
Chief Executive Officer

Date: October 12, 2007	By:	/s/ Michael S. Durski
Michael S. Durski
Chief Financial Officer
Principal Accounting Officer