Form 10-K/A
period 2006-12-31
FORCE PROTECTION INC
filed 2007-10-15
CIK 1032863

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒      No   ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☐

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

TABLE OF CONTENTS

FORCE PROTECTION, INC. FORM 10-K

i

EXPLANATORY NOTE

Management has reassessed the effectiveness of our internal control over financial reporting as of December 31, 2006.  As a result, management has concluded that our internal control over financial reporting was not effective as of December 31, 2006, because of certain material weaknesses.  Management’s revised assessment is contained, and the material weaknesses are described, in Item 9A of this Form 10/KA.

As a result of that reassessment, Jaspers + Hall, PC has revised and reissued its reports with respect to our consolidated financial statements as of December 31, 2006 and with respect to management’s assessment of its internal control over financial reporting, and those revised reports appear in Item 8.  There are no changes, however, to the financial statements included in Item 8.

We have also made conforming changes to one “Risk Factor” contained in Item 1A.

PART I

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

We have identified material weaknesses in our internal control over financial reporting, which could adversely affect our ability to report our financial condition and results of operations accurately or on a timely basis.    As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our stock.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, our management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006.   We previously restated our financial statements in our annual reports on Form 10-K for the fiscal years ended 2003, 2004 and 2005 and we amended our annual report on Form 10-K for the 2006 fiscal year.  Following our restating and amending of our prior annual reports, we identified a number of material weaknesses in our internal control over financial reporting and have now concluded that, as of December 31, 2006, we did not maintain effective control over financial reporting.  For a discussion of our internal control over financial reporting and a description of the identified material weaknesses, see “Item 9A:  Controls and Procedures - Management’s Report on Internal Control over Financial Reporting” of this Form 10-K/A.

Each of our material weaknesses results in more than a remote likelihood that a material misstatement of the annual or interim financial statements that we prepare will not be prevented or detected. As a result, we must perform extensive additional work to obtain reasonable assurance regarding the reliability of our financial statements. Even with this additional work, there is a risk of additional errors not being prevented or detected, which could result in additional restatements. Moreover, other material weaknesses may be identified.

Material weaknesses in our internal control over financial reporting could adversely impact our ability to provide timely and accurate financial information.  If we are unsuccessful in implementing or following our remediation plan, or fail to update our internal control over financial reporting as our business evolves, we may be  unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures.  Any such failure in the future could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. If we are unable to report financial information in a timely and accurate manner or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC and NASDAQ, including a delisting from the NASDAQ Stock Market, securities litigation, and a general loss of investor confidence, any one of which could adversely affect our business prospects and the valuation of our common stock.

We also have extensive work remaining to remedy the identified material weaknesses in our internal control over financial reporting and this work will continue through the balance 2007 and perhaps beyond.  There can be no assurance as to when all of the material weaknesses will be remedied.  Until our remedial efforts are completed, management will continue to devote significant time and attention to these efforts, and we will continue to incur expenses associated with the additional procedures and resources required to prepare our financial statements. Certain of our remedial actions, such as hiring additional qualified personnel and implementing a new operating system, will be ongoing and will result in our incurring additional costs even after our material weaknesses are remedied.

PART II

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Force Protection, Inc., and subsidiary as of December 31, 2006, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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
June 5, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Force Protection, Inc. and Subsidiary

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Force Protection, Inc. and subsidiary did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Force Protection, Inc. and subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment. Force Protection, Inc. and subsidiary’s financial and accounting organization was not adequate to support their financial accounting and reporting needs.  Specifically, they did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience with the Company and training in the application of GAAP commensurate with our financial reporting requirements.  Force Protection, Inc. and subsidiary did  not maintain effective policies and procedures related to the accounting for specific equity issuances, including accounting for stock-based compensation in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123, Share-Based Payment, and accounting for convertible and redeemable preferred stock and warrants. In addition, Force Protection, Inc. and subsidiary did not maintain effective controls to ensure the accuracy of disclosures in their financial statements and classification of certain financial transactions in the financial statements.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated June 5, 2007 on those financial statements.

In our opinion, management’s assessment that Force Protection, Inc. and subsidiary did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Force Protection, Inc. and subsidiary has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Force Protection, Inc. and subsidiary as of December 31, 2006, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated June 5, 2007, expressed an unqualified opinion thereon.

/s/ JASPERS + HALL, PC

Denver, Colorado
June 5, 2007

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

FORCE PROTECTION INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2005 and 2004

	Series B		Series C
	Preferred Stock		Preferred Stock		Common Stock
	Shares	Par $.001	Shares	Par $.001	Shares	Par $.001
Balance, December 31, 2003	10	$ 0	132	$ 0	10,190,021	$ 10,190
Issuance of common stock for cash	0	0	0	0	2,982,717	2,983
Issuance of common stock for services—Third Parties	0	0	0	0	163,501	163
Issuance of common stock for Compensation—Directors & Employees	0		0		616,682	617
Issuance of common stock for cash (Warrant net change)	0		0		2,757,618	2,758
Cancellation of Common shares					(304,167)	(304)
Issuance of common shares for Debt					20,421	20
Conversion of preferred stock to common stock	(1)		(80)		2,931,145	2,931
Conversion between preferred Series B and Series C	11		(105)		0	0
Change in Beneficial Conversion Feature	0		0
Issuance of Preferred Stock for Cash	0		1		0	0
Issuance of preferred stock for compensation	0		38		0	0
Issuance of preferred stock for conversion of debt	0		20		0	0
Rescinded and Redemption of preferred stock	0		(6)		0	0
Net loss	0		0		0	0
Balance, December 31, 2004	20	$0	0	$0	19,357,938	$19,358
Issuance of common stock for cash	0	0	0	0	185,321	185
Issuance of common stock for compensation	0	0	0	0	51,616	52
Issuance of common stock for settlement agreements	0	0	0	0	53,467	53
Issuance of common stock for interest	0	0	0	0	14,876	15
Issuance of Common Stock as Series D dividend shares	0	0	0	0	281,697	282
Issuance of Common Stock to round up post split shares	0	0	0	0	3,079	3
Issuance of common stock for cash-warrants	0	0	0	0	114,376	114
Warrant issued for Series D placement	0	0	0	0
Conversion of Series Series D preferred stock to common stock	0	0	0	0	1,331,429	1,331
Accretion of Series D Preferred Stock	0	0	0	0
Reclassification of Series D Warrants from Liability	0	0	0	0
Dividends for Series D-cash	0	0	0	0
Dividends for Series D-accrued
Conversion of Series B preferred stock to common stock	(20)	0	0	0	14,803,750	14,804
Beneficial Conversion Feature	0	0	0	0

Common Share Grants cancelled	0	0	0	0	(83,333)	(83)
Stock Based Compensation (FAS 123R)
Warrants-net (expired & issued) not including Series D	0	0	0	0
Net loss	0	0	0	0	0	0

Balance, December 31, 2005	0	$0	0	$0	36,114,216	$36,114
Issuance of common stock for cash (PIPE’s)	0		0		21,250,000	21,250
Issuance of common stock for stock options exercised					1,000	1
Issuance of common stock for compensation	0		0		313,644	314
Issuance of common stock for settlement agreements	0		0		30,000	30
Issuance of common stock for dividends on Series D	0		0		8,937	9
Issuance of Cash for dividends on Series D					0	0
Accretion of Series D Preferred Stock	0	0	0	0
Issuance of common stock for cash—warrants					2,852,140	2,852
Conversion of Series D preferred stock to common stock					6,192,628	6,193
Stock based compensation (FAS 123R)					0	0
Net earnings (loss)	0	0	0	0	0	0
Balance, December 31, 2006	0	$0	0	$0	66,762,565	$66,763

			Shares to	Additional
			be Issued	Paid-in	Accumulated
	Warrants	BCF	0	Capital	Deficit	Total
Balance, December 31, 2003	$ 4,862,765	$ 282,890	$ 0	$ 18,805,887	$ (24,267,327)	$ (305,595)
Issuance of common stock for cash				7,200,234	0	7,203,217
Issuance of common stock for services—Third Parties				496,793	0	496,956
Issuance of common stock for Compensation—Directors & Employees				1,431,187		1,431,804
Issuance of common stock for cash (Warrant net change)	(2,259,965)			6,352,054		4,094,847
Cancellation of Common shares				304		0
Issuance of common shares for Debt				124,956		124,976
Conversion of preferred stock to common stock				(2,931)	0	0
Conversion between preferred Series B and Series C				0	0	0
Change in Beneficial Conversion Feature		18,819,416			(18,819,416)	0
Issuance of Preferred Stock for Cash				10,000	0	10,000
Issuance of preferred stock for compensation				1,316,081	0	1,316,081
Issuance of preferred stock for conversion of debt				200,000	0	200,000
Rescinded and Redemption of preferred stock	0			(60,000)	0	(60,000)
Net loss					(11,953,803)	(11,953,803)
Balance, December 31, 2004	$2,602,800	$19,102,306	$0	$35,874,565	$(55,040,546)	$2,558,483
Issuance of common stock for cash	0			513,806	0	513,991
Issuance of common stock for compensation				125,357	0	125,409
Issuance of common stock for settlement agreements				144,842	0	144,895
Issuance of common stock for interest				20,626	0	20,641
Issuance of Common Stock as Series D dividend shares				418,148	(418,430)	0
Issuance of Common Stock to round up post split shares				6,075	0	6,078
Issuance of common stock for cash-warrants	(122,903)			334,418	0	211,629
Warrant issued for Series D placement	200,071			(200,071)		0
Conversion of Series Series D preferred stock to common stock				1,440,694		1,442,025
Accretion of Series D Preferred Stock				(2,041,697)		(2,041,697)
Reclassification of Series D Warrants from Liability	5,173,409					5,173,409
Dividends for Series D-cash					(100,020)	(100,020)
Dividends for Series D-accrued					(260,080)	(260,080)
Conversion of Series B preferred stock to common stock	0			(14,804)	0	0
Beneficial Conversion Feature		(19,102,306)			19,102,306	0

Common Share Grants cancelled				(209,916)		(209,999)
Stock Based Compensation (FAS 123R)					92,671	92,671
Warrants-net (expired & issued) not including Series D	(2,072,425)			2,302,850		230,425
Net loss				0	(14,404,621)	(14,404,621)

Balance, December 31, 2005	$5,780,952	$0	$0	$38,714,893	$(51,028,720)	$(6,496,761)
Issuance of common stock for cash (PIPE’s)	0	0	0	185,806,511	0	185,827,761
Issuance of common stock for stock options exercised	0	0	4	5,996	0	6,001
Issuance of common stock for compensation	0	0	27	883,248	0	883,589
Issuance of common stock for settlement agreements	0	0	0	187,470	0	187,500
Issuance of common stock for dividends on Series D	0	0	0	48,816	(48,825)	0
Issuance of Cash for dividends on Series D	0	0	0	0	(276,860)	(276,860)
Accretion of Series D Preferred Stock				(1,297,134)		(1,297,134)
Issuance of common stock for cash—warrants	(5,780,952)	0	0	16,152,672	0	10,374,572
Conversion of Series D preferred stock to common stock	0	0	0	9,192,378	0	9,198,571
Stock based compensation (FAS 123R)	0	0	0	0	1,250,625	1,250,625
Net earnings (loss)	0	0	0	0	18,196,943	18,196,943
Balance, December 31, 2006	$0	$0	$31	$249,694,850	$(31,906,837)	$217,854,807

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

Research and Development

Research, development, and engineering costs are expensed as incurred, in accordance with SFAS No. 2, Accounting for Research and Development Costs .. Research, development, and engineering expenses primarily include payroll and headcount related costs, contractor fees, infrastructure costs, and administrative expenses directly related to research and development support.

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

Series B and Series C Convertible Preferred Stock are in the form of shares, and have no conditional or unconditional mandatory redemption provisions obligating the Company in the future other than liquidation or company wind-up provisions. Under SFAS 150— Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity , the issuances of Series B and Series C Preferred stock have been classified as equity. The conversion options are not considered derivative liabilities which must be valued at fair value under SFAS 133 or EITF 00-19. The conversion options are indexed to the Company’s own stock and the host instrument is classified as equity thus meeting the paragraph 11a scope exception under SFAS No. 133—Accounting for Derivative instruments and hedging activities. The Company determined that there is no intrinsic value of the conversion options for the Series B and Series C Preferred Stock under EITF 00-27.

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

Below is a table depicting the valuation attributes used in Black-Scholes calculations related to the Series C Preferred Stock issued in 2004:

Series C Preferred Stock Valuation Information for the Year Ended December 31, 2004

Valuation Assumptions	—
Stock price on grant date	$1.80-$4.08
Number of shares of common stock convertible to	2,198,276
Conversion price	$1.80-$4.08
Expected option term (in years)	1
Vesting term (in years)	N/A
Expected volatility	90.29%-177.0 6%
Risk-free interest rate	4.00%-4.2 9%
Expected forfeiture rate	0%
Estimated corporate tax rate	0%
Expected dividend yield	0%

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

NOTE 12—Series D 6% Convertible Preferred Stock

On January 19, 2005, the Company issued 15,800 shares of Series D 6% Convertible Preferred Stock (“Series D Preferred) at $1,000 per share pursuant to a purchase agreement (the “Purchase Agreement”) for gross proceeds of $15,800,000. Issuance costs of $494,034 were incurred and treated as a discount to reduction of the carrying value which netted to $15,305,966. The Series D Preferred may convert at any time, at the holder’s discretion, into shares of Common Stock. The conversion price is $2.10 per share. Each share of the Series D Preferred converts into the number of shares of Common Stock equal to $1,000 divided by the conversion price which is approximately 467.19 shares. Additionally, the Company pays 6% dividends on the Series D Preferred in cash or Common Stock. The Series D Preferred Stock, if not converted to Common Stock, is redeemable for $1,000 per Series D Preferred share on January 19, 2008.

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

coincides with the term of the Warrants)

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

ITEM 9A.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K/A.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2006 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our management concluded so because of the material weaknesses discussed in “Management’s Report on Internal Control Over Financial Reporting” below. Our disclosure controls and procedures include components of our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies identified.

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

Based on this assessment, our management identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2006:

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

The control deficiency described above in (1) resulted in the restatement of our annual consolidated financial statements for 2005, 2004, and 2003. The control deficiency described in (2) required amendment of our annual financial statements for the years 2005, 2004 and 2003 which are included in our amended 2005 Form 10-K filing. The control deficiency related to earnings per share in (1) resulted in restatement of the 2006 earnings per share calculations in the annual financial statements in the amended 2006 Form 10-K.  Additionally, these control deficiencies could result in a misstatement in our annual or interim consolidated financial statements that would not be prevented or detected. Management has determined that each of the control deficiencies described above constitutes a material weakness.

These deficiencies result in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.  Management has taken or plans to take steps to improve our internal control over financial reporting (see below).

As a result of the material weaknesses, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2006.

The Company’s independent auditor, Jaspers+Hall, PC, an independent registered public accounting firm, has issued an attestation report on our assessment of our internal control over financial reporting as of December 31, 2006.  This attestation report “Report of Independent Registered Public Accounting Firm” appears on page 6.

Plan for Remediation of Material Weaknesses:  We believe the steps described below, some of which we have already taken as noted herein, together with others that we plan to take, will remediate the material weaknesses which existed at December 31, 2006.

We have taken or plan to take the following steps to improve our internal control over financial reporting:

•                  We hired a new chief financial officer during the first quarter of 2007.

•                  We have engaged a professional service organization which specializes in the assessment and the enhancement of the effectiveness of internal controls over financial reporting.

•                  We are implementing a comprehensive electronic business operating system along with a supporting integrated ERP computer system which will significantly enhance our processes and internal control environment, and change the manner of collection, reporting and management of accounting data resulting in a further strengthening the overall reliability of financial data of the Company.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer , evaluates any changes in our internal control over financial reporting that occurred during each fiscal quarter that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. There was no change in internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the fourth quarter of 2006 that materially affected or was reasonably likely to materially affect our internal control over financial reporting.

Chief Executive Officer and Chief Financial Officer Certifications.  The certifications of our Chief Executive Officer and Chief Financial Officer, which are attached as Exhibits 31.1 and 31.2 to this report, include information about our disclosure controls and procedures and internal control over financial reporting. These certifications should be read in conjunction with the information contained in this Item 9A for a more complete understanding of the matters covered by the certifications.

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