Form 10-Q
period 2007-09-30
FORCE PROTECTION INC
filed 2007-11-13
CIK 1032863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

(843) 740-7015

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

The number of shares outstanding of each of the registrant’s common stock, as of October 31, 2007: 68,247,649

i

PART I - Financial Information

Item 1.   Financial Statements

FORCE PROTECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in dollars)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Net sales	$206,291,488	$42,160,858	$441,151,894	$133,037,980
Cost of sales	165,678,182	34,242,350	345,252,174	108,324,917
Gross profit	40,613,306	7,918,508	95,899,720	24,713,063

General and administrative expense	20,029,739	6,715,419	50,642,242	20,421,207
Research and development expense	2,526,305	545,717	10,673,638	1,850,522
Operating profit	18,057,262	657,372	34,583,840	2,441,334

Other income	594,143	121,041	3,488,660	168,963
Interest expense	(61,979)	(110,493)	(141,570)	(1,736,802)
Net earnings before tax	18,589,426	667,920	37,930,930	873,495

Tax expense	7,227,855	—	14,413,753	—
Net earnings after tax	11,361,571	667,920	23,517,177	873,495

Series D convertible preferred stock dividend	—	(64,408)	—	(325,685)
Accretion of series D convertible preferred stock to redemption value	—	(363,569)	—	(1,297,134)
Net earnings (loss) available to common shareholders	$11,361,571	$239,943	$23,517,177	$(749,324)

Earnings (loss) per common share
Basic	$0.17	$0.00	$0.35	$(0.02)
Diluted	$0.16	$0.00	$0.34	$(0.02)

Weighted-average shares used to compute:
Basic	68,207,649	49,014,150	67,984,665	42,050,762
Diluted	68,929,117	49,014,150	68,913,511	42,050,762

The accompanying notes are an integral part of these financial statements.

FORCE PROTECTION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in dollars)

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$72,273,632	$156,319,004
Accounts receivable, net of allowance for contractual obligations of $15,907,940 and $6,068,088 as of September 30, 2007 and December 31, 2006, respectively	37,757,524	36,011,568
Inventories	182,473,512	60,396,297
Prepaid asset	16,277,223	—
Current portion of deferred taxes	7,472,720	9,562,500
Other current assets	—	374,051
Total current assets	316,254,611	262,663,420
Long term portion of deferred taxes	59,875	2,763,991
Property and equipment, net	47,630,413	8,963,901
Intangible assets, net	1,581,944	—
Total assets	$365,526,843	$274,391,312

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,855,805	$38,653,813
Other accrued liabilities	6,883,979	2,968,859
Contract liabilities	4,943,456	1,850,000
Current portion of long term liabilities	221,685	71,685
Current tax liability	8,984,968	—
Deferred revenue	52,303,293	12,824,211
Total current liabilities	121,193,186	56,368,568

Long-term debt	267,375	—
Other long term liabilities	77,085	167,937
Total liabilities	121,537,646	56,536,505

Commitments and Contingencies (See NOTE 13)

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value, 300,000,000 shares authorized, 68,207,649 shares at September 30, 2007 and 66,762,566 shares at December 31, 2006 issued and outstanding	68,208	66,763
Par value of shares of common stock to be issued	40	31
Additional Paid-in Capital	251,812,713	249,694,850
Accumulated deficit	(7,891,764)	(31,906,837)
Total shareholders’ equity	243,989,197	217,854,807

Total liabilities and shareholders’ equity	$365,526,843	$274,391,312

The accompanying notes are an integral part of these financial statements.

FORCE PROTECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in dollars)

	Nine months ended September 30,
	2007	2006
	(Unaudited)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings after taxes	$23,517,177	$873,495
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	4,555,413	587,982
Deferred tax expense	4,793,896	—
Stock-based compensation (FAS 123R)	1,281,566	691,828
Other employee compensation paid in common stock	—	681,112
Common stock issued per settlement agreement	—	187,500

Increase (decrease) in allowance for contractual adjustments (definitization)	9,839,853	—
Increase (decrease) in inventory reserve	1,358,572	—
Increase (decrease) in contract liabilities – warranty reserve	3,093,456	188,976

Change in assets and liabilities:
Decrease (increase) in accounts receivable	(11,585,809)	(12,537,358)
Decrease (increase) in inventories	(123,435,787)	(1,071,403)
Decrease (increase) in prepaid assets	(16,277,223)	0
Decrease (increase) in other current assets	374,051	(147,952)
Increase (decrease) in accounts payable	9,201,992	7,596,440
Increase (decrease) in other accrued liabilities	3,915,120	43,561
Increase (decrease) in tax liability	8,984,968	—
Increase (decrease) in deferred revenue	39,479,082	(5,432,547)
Net cash used in operating activities	(40,903,673)	(8,338,366)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment—intangibles	(1,550,000)	—
Purchase of property and equipment	(42,803,869)	(4,371,788)
Net cash used in investing activities	(44,353,869)	(4,371,788)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	1,335,647	—
Proceeds from the sale of common stock (net of issuance cost)	—	46,017,765
Preferred stock dividends paid in cash	—	(276,860)
Increase in long term liabilities	117,375	—
Payment on loans, net	(150,000)	(7,500,000)
Payments on capitalized leases	(90,852)	—
Net cash provided by financing activities	1,212,170	38,240,905
Net increase (decrease) in cash	(84,045,372)	25,530,751
Cash and cash equivalents—beginning of period	156,319,004	1,217,509
Cash and cash equivalents—end of period	$72,273,632	$26,748,260

Supplemental disclosure:

Cash paid for interest	$141,570	$1,736,802
Cash paid for taxes	$700,000	$—
Non-cash dividends and accretion on Series D convertible preferred stock	$—	$1,345,959

NON CASH INVESTING AND FINANCING ACTIVITY:
Note payable issued as consideration for non-compete agreement	$450,000	$—
Conversion of Series D Preferred Stock into common stock	—	9,198,572

The accompanying notes are an integral part of these financial statements.

FORCE PROTECTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

These notes are an integral part of the Company’s financial statements set forth above.

NOTE 1—BASIS OF PRESENTATION

The unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K/A for Force Protection, Inc. and its subsidiaries for the year ended December 31, 2006, originally filed March 16, 2007, and as amended by our Annual Reports on Form 10-K/A filed with the SEC on June 11, 2007, July12, 2007 and October 15, 2007. The results of operations for the period ended September 30, 2007 are not necessarily indicative of the operating results which may be expected for a full year. The consolidated balance sheet as of December 31, 2006 contains financial information taken from the audited financial statements as of that date.

2006 Year End Amendment and Q3 Restatement

The financial information included in this Form 10-Q referring to the three and  nine months ended September 30, 2006 has been restated for the effects of stock-based compensation to employees, the effect on the basic earning per share (“EPS”) of accretion on preferred stock, and the calculation of weighted average common shares used to compute diluted earnings per share pursuant to the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”).

Effects of Restatement

Stock Based Compensation

The Company has restated its calculation of stock-based compensation pursuant to SFAS 123(R) for the three and nine months ended September 30, 2006. The impact is as follows:

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
Increase (decrease) in general and administrative cost	$(65,222)	$297,585
Increase (decrease) in net earnings	$65,222	$(297,585)
Increase (decrease) in net earnings available to common shareholders	$65,222	$(297,585)
Increase (decrease) in basic earnings per common share	$(0.00)	$(0.01)
Increase (decrease) in diluted earnings per common share	$(0.00)	$(0.01)

Earnings Per Share

The Company has reviewed the FASB’s Statement of Financial Accounting Standard No. 128—”Earnings per Share,” (“SFAS 128”) and determined that income available to common shareholders did not include the accretion related to preferred stock and the weighted average number of common shares outstanding used to calculate diluted earnings per share did not give effect to common shares issued upon conversion of the Series D convertible preferred stock for the three and nine months ended September 30, 2006. The impact is as follows:

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
(Decrease) in net earnings available to common shareholders	$(427,977)	$(1,622,819)
(Decrease) in basic earnings per common share	$(0.01)	$(0.04)
(Decrease) in diluted earnings per common share	$(0.01)	$(0.04)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

Force Protection, Inc. and its subsidiaries (the “Company”) design, manufacture and market blast and ballistics armored vehicles for sale to military and other customers, primarily the U.S. government.

Principles of Consolidation

The consolidated financial statements include the accounts of Force Protection, Inc., and its two wholly-owned subsidiaries, Force Protection Industries, Inc. and Force Protection Technologies, Inc.  All material inter-company balances and transactions are eliminated in consolidation.

General Statement

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

The SEC has issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are both most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The methods, estimates, and judgments the Company uses in selecting and applying its most critical accounting policies have a significant impact on the results the Company reports in its financial statements. Estimates and assumptions are periodically reviewed by management, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

The Company believes the following critical accounting policies and procedures, among others, affect its more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements:

Revenue Recognition

The Company’s revenue is derived principally from the sale of its vehicles, and, to a lesser extent, sale of associated spare parts and training services to the U.S. government. The Company recognizes revenue when earned under the unit of delivery method, pursuant to American Institute of Certified Public Accountants (“AICPA”) Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenue from vehicle sales and spare part sales, net of an allowance for contractual adjustments, is recognized when the vehicles or spare parts are delivered to and “formally” accepted by the customer. The Company defines “formal acceptance” under the U.S. government contract as taking place when a representative of the U.S. government signs the United States Form DD250 entitled “Material Inspection and Receiving Report.” Under the Federal Acquisition Regulation, a signed Form DD250 signifies contractual inspection and acceptance by the United States of the work performed by the Company.  A signed Form DD250 also acts as the contractual invoice obligating the U.S. government to pay the Company for the approved goods or services (subject to any “definitization” contractual adjustment(s), as discussed below).

In accordance with standard industry practice, there is a representative from the United States Defense Contract Management Agency (“DCMA”) acting as a contractual representative of the U.S. government present at the Company’s facilities.  This DCMA representative inspects each vehicle as it is delivered by the Company, and upon confirmation of the vehicle’s conformity with the contractual specifications, the inspector or other contractually designated official signs the Form DD250 and formally accepts delivery of the vehicle.  The Company only recognizes revenues arising from its U.S. government contracts upon execution of the Form DD250 by the DCMA inspector.

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

Revenues from services provided are recorded in accordance with specific contractual terms.  Services have historically consisted of the Company providing both foreign and domestic user training, field support (including vehicle repairs), performing vehicle modifications, and providing test support to the U.S. government for its vehicle testing.

The Company negotiates contracts with its customers that may include revenue arrangements with multiple deliverables, as outlined by Emerging Issues Task Force No. 00-21 (“EITF 00-21”).  The Company’s accounting policies are defined such that each deliverable under a contract is accounted for separately.  Historically, the Company has negotiated and signed contracts with its customers who outline the contract amount and specific terms and conditions associated with each deliverable.

Allowance for Contractual Adjustments - Definitization

The Company’s contracts with the U.S. government are negotiated as either a “sole source” or “open competition” bid process.  A sole source process is one in which the Company is the sole bidder for the contract.  An open competition could involve various bidders.  Once a bid is accepted, the U.S. government usually expects work to commence immediately.  An open competition results in a final agreed-upon contract price to which the U.S. government has agreed.  A sole source process results in an agreed-upon contract with the U.S. government, subject to an adjustment process at a later date, termed the “definitization process.” The definitization process commences upon delivery of a product, whereby the U.S. government completes a detailed review of the Company’s costs involved in the manufacturing and delivery process.  The U.S. government and the Company then work to determine an adequate and fair final contract price. We have the right to submit proposed prices, but they are subject to final review and approval by the contracting officer, who may require that we use different prices. In addition, if an agreement is not reached as to price by a specific date, the contracting officer may unilaterally determine a price. During definitization, we are usually required to perform the contract work and make deliveries before the final contract price has been established.

As a result of the potential adjustments related to the definitization process, the Company maintains an allowance in a contractual adjustments account, which is accounted for as a deduction from gross sales to arrive at net sales in accordance with Accounting Research Bulletin (“ARB”) 43, Chapter 11.  This allowance account is reviewed quarterly and is adjusted as the Company deems necessary.  The allowance is maintained and deemed adequate based on the analysis of historical data, and a calculation of pro-rata percentages of current contracts in place that remain subject to the definitization process. See NOTE 15, Allowance and Reserve Accounts.

Historically, the Company has not encountered sales returns.  The Company does not anticipate sales returns in the future.

Research and Development

Research, development, and engineering costs are expensed as incurred, in accordance with SFAS No. 2, Accounting for Research and Development Costs.  Research, development, and engineering expenses primarily include payroll and personnel related costs, contractor fees, infrastructure costs, and administrative expenses directly related to research and development support.

Inventories

Inventories are stated at the lower of cost or market, pursuant to ARB 43, Chapter 4, Inventory Pricing, as amended. The Company accounts for its inventory costs under the first-in-first-out valuation method.  An allowance for obsolescence and shrinkage is maintained by the Company.  The Company determines an appropriate balance in this account based on historical data and specific identification of certain inventory items. See NOTE 8, Inventories.

Property and Equipment & Depreciation

Property and equipment are stated at cost. The Company capitalizes additions and improvements which include all material, labor and engineering cost to design, install or improve the asset. Routine repairs and maintenance are expensed as incurred. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Leasehold improvements	2-5 years
Furniture and fixtures	3 years
Machinery and equipment	7 years
Tooling and molds	7 years
Vehicles	5 years
Buildings	29 years

Amounts paid for construction in progress projects are not depreciated until placed in service. See NOTE 9, Property and Equipment, and NOTE 10, Asset Acquisitions and Construction in Progress Payments.

Joint Venture – Force Dynamics LLC

On December 15, 2006, the Company entered into a joint venture agreement (the “Agreement”) with General Dynamics Land Systems Inc. (“GDLS”), pursuant to which a Delaware limited liability company named Force Dynamics LLC was formed. The Company agreed to work with GDLS to pursue and execute contracts for the Mine Resistant Ambush Protected (“MRAP”) Vehicle Program. Under the Agreement, the MRAP Program is defined to include any and all solicitations and requests for proposals for MRAP production and lifecycle support and/or any follow-on work that may be performed related to the MRAP vehicles. However, the Agreement provides that the scope of work to be undertaken by the joint venture is limited to the use of the Company’s Cougar 4-wheeled and 6-wheeled armored vehicles for the MRAP Category I and Category II requirements, and the MRAP Category II vehicle requirements do not include any other existing or future contracts or programs for any of the Company’s or GDLS’ other vehicles. The joint venture was amended on March 28, 2007 to include bids for awards under the Medium Mine Protective Vehicle, or MMPV, Program.  The joint venture submitted a proposal for awards under the MMPV Program.  On October 23, 2007, the joint venture was notified that its proposal would not be accepted and it would not receive awards under the MMPV program as a result of the proposal’s noncompliance to the solicitation.

The board of the joint venture is comprised of three designees from the Company and three designees from GDLS. The board of the joint venture has the authority to execute documents in accordance with the terms of the Agreement. Decisions of the joint venture’s board shall be made by majority vote. It is contemplated that the Company and GDLS will each handle 50% of the manufacturing and other work required under the joint venture (with the divisional work to be based on revenues rather than number of vehicles), although the Agreement indicates that the work may not be allocated 50% - 50% initially. Both the Company and GDLS are expected to contribute administrative resources equally to the joint venture. It is expected that, where practicable, Force Dynamics LLC will act as the prime contractor for joint venture work, and the Company, along with GDLS, shall act as the exclusive subcontractors.

We are currently seeking to have our MRAP contract with the U.S. Marine Corps assigned or “novated from” Force Protection, Inc. to Force Dynamics LLC, the joint venture. Because this contract was awarded to the Company and has not yet been novated to the joint venture, 100% of the revenues from the MRAP contract (including revenue from vehicles manufactured by GDLS) have been included as net sales in our financial statements, and will continue to be included until such time as the MRAP contract is novated to the joint venture, at which point we will recognize revenues only from vehicles subcontracted by the joint venture that we actually manufacture. Per the current subcontract agreement with GDLS, included in the Company cost of sales, (and until the MRAP contract is novated will continue to include), is an amount equal to 100% of revenues from vehicles manufactured by GDLS. To offset the inclusion of revenue from vehicles manufactured by GDLS in our net sales, in our financial statements, we have also included (and, until the contract is novated, will continue to include) an amount equal to 100% of the revenues from vehicles manufactured by GDLS as cost of sales in our financial statements. Notwithstanding the inclusion of revenues from vehicles manufactured by GDLS in net sales . GDLS is entitled to all of the revenue from vehicles manufactured by GDLS pursuant to the joint venture. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report for a discussion of the joint venture’s impact on the Company’s net sales, cost of sales, gross profit, and net income.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123(R), Share-Based Payment, which establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of equity instruments. Effective July 1, 2005, the Company adopted SFAS 123(R), which requires the Company to recognize the grant-date fair value of stock options and equity based compensation issued to employees in the statement of operations as an expense in an amount equal to the estimated value of stock options granted over the time period the stock options vest. The statement also requires that such transactions be accounted for using the fair-value-based method, thereby eliminating use of the intrinsic method of accounting in APB No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued. See NOTE 4, Stock Options and Stock Grants.

Deferred Revenue

Certain vehicle sales contracts the Company has with the U.S. government provides for performance based payments in accordance with agreed milestones. These payments received from the U.S. government are recorded by the Company as deferred revenue, a liability, since they represent moneys that will ultimately be recognized as revenues after the Company has manufactured and the customer has accepted delivery of the completed product. This accounting treatment is in accordance with the FASB’s Statement of Financial Concepts No. 6 (“SFAC 6”), Elements of Financial Statements.

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

In December 2006, the FASB issued a Staff Position (“FSP”) on EITF 00-19-2, “Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”).”  This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.”  If the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under the registration payment arrangements is included in the allocation of proceeds from the related financing transaction (or recorded subsequent to the inception of a prior financing transaction) using the measurement guidance in SFAS No. 5.  This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance of the FSP.  For prior arrangements, the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those years.  The Company adopted FSP EITF 00-19-2 effective January 1, 2007.  See NOTE 12, Other Accrued Liabilities.

In September 2006, the SEC issued SAB No. 108, Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for the Company beginning June 11, 2007. The adoption of SAB No. 108 is not expected to have a material impact on the Company’s consolidated financial statements. The Company has reported the impact of having filed amended Forms 10-K for preceding years in NOTE 1.

In September 2006, the FASB issued SFAS 157, Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value under GAAP, and requires expanded disclosures regarding fair value measurements. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, or earlier in 2007 if the Company elected early adoption, which the Company did not elect. The Company believes it is unlikely it will expand its use of fair value measurements upon the January 1, 2008 effective date.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of SFAS No. 115.”  This statement permits, but does not require, entities to measure many financial instruments at fair value.  The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings.  This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments.  One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value.  With respect to SFAS No. 115, available for sale and held to maturity securities at the effective date are eligible for the fair value option at that date.  If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities.  SFAS No. 159 is effective for the Company on

January 1, 2008.  Earlier adoption is permitted in 2007 if the Company also elects to apply the provisions of SFAS No. 157.  The Company did not early adopt SFAS No. 159 and believes that it is unlikely that it will expand its use of fair value accounting upon the January 1, 2008 effective date.

NOTE 3 — CONCENTRATIONS:  Revenues and Accounts Receivable

The Company’s future operations and continued expansion is subject to a significant concentration risk due to its high percentage of military sales to the U.S. government.

The Company’s revenues from sales to military units of the U.S. government during the three months ended September 30, 2007 and September 30, 2006 accounted for 98% and 92%, respectively, of total revenues.  During the nine months ended September 30, 2007 and September 30, 2006, the Company’s revenues from sales to military units of the U.S. government accounted for 97% and 92%, respectively, of total revenues.

The Company’s accounts receivable from sales to military units of the U.S. government as of September 30, 2007 and December 31, 2006 amounted to 94% and 95%, respectively, of total accounts receivable.

NOTE 4 — STOCK OPTIONS AND STOCK GRANTS

The Company does not have a formal stock option plan. However, the Company has issued stock options (“Stock Options”) and shares of common stock (“Stock Grants”) to some of its employees. During 2006 and 2005, the Company issued stock options to purchase 1,508,125 and 652,833 shares of its unregistered common stock, respectively. No stock options were issued in 2007. On January 12, 2007, the Company filed a Registration Statement on Form S-8 to register 1,972,291 shares of common stock issuable upon the exercise of the outstanding Stock Options for the sale in public markets. During 2007, the Company did not make any Stock Options grants, and at the nine months ended September 30, 2007 there were outstanding Stock Options totaling 548,532 shares of common stock.

STOCK OPTION EXPENSE:

Stock option expense includes the expense associated with both stock options granted to employees and also the expense associated with stock grants issued to employees and is recognized in operating results (included in general, and administrative expenses) under SFAS 123R. For the three and nine months ended September 30, 2007, stock option expense was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Stock option expense	$420,661	$329,021	$1,281,566	$691,828

The following table summarizes information about stock option activity based upon the weighted average method for the three and nine months ended September 30, 2007.

Options	Common stock shares subject to options	Weighted average exercise price	Remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2006	1,959,443	$2.63	2.60	$37,286,034
Options granted	—
Options exercised	(1,410,911)	$0.95
Outstanding at September 30, 2007	548,532	$6.96	3.08	$8,062,407

Vested and Exercisable at September 30, 2007	423,532	$6.79	2.98	$6,295,907

The aggregated intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $21.66 of our common stock on September 28, 2007.  The aggregate intrinsic value is provided for informational purposes only.  All stock options are recorded using the fair value methodology mandated under SFAS 123(R).

The following table summarizes the attributes used by the Company to determine compensation cost for stock options consistent with requirements of SFAS 123R. No stock options were granted during the three or nine month periods ended September 30, 2007.

	For the three months ended September 30,		For the nine months ended September 30,
Valuation assumptions	2007	2006	2007	2006
		Restated		Restated
Stock price on date of grant	—	—	—	$0.77 - $7.48
Exercise price	—	—	—	$0.72 - $7.48
Expected option term (in years)	—	—	—	2
Expected duration from grant to expiration date (in years)	—	—	—	4 and 5
Option vesting term (in years)	—	—	—	(a)
Expected volatility	—	—	—	45.82-70.31%
Risk-free interest rate	—	—	—	4.40-4.97%
Expected forfeiture rate	—	—	—	5%
Estimated corporate tax rate	—	—	—	38.5%
Expected dividend yield	—	—	—	0%

(a) Options vest between 1 day and 14 months.

STOCK GRANTS:

During 2007, the Company did not make any Stock Grants, and at the nine months ended September 30, 2007 there were outstanding Stock Grants totaling 120,513 shares of common stock.

Stock option expense attributable to Stock Grants is included within the total amount of stock option expense reported above under Stock Option Expense. The Stock Grant expense attributable to Stock Grants for the three and nine months ended September 30, 2007, was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Stock option expense – stock grants	91,000	$262,250	283,000	$277,250

The following table summarizes supplemental information about non-vested stock grants activity for the nine months ended September 30, 2007.

Non-vested shares	Number of shares	Weighted average per share grant price
Outstanding December 31, 2006	191,026	$5.48
Shares granted	—	—
Shares vested	(70,513)	6.45
Outstanding September 30, 2007	120,513	$5.14

NOTE 5 — INCOME TAXES

The FASB has issued Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

The Company’s net deferred tax asset consists of the following as of:

	September 30, 2007	December 31, 2006
		(Restated)
Net deferred tax asset (liability)
Provisions and allowances	$7,472,720	$5,745,308
Property and equipment	59,875	(268,110)
Net operating loss carry forwards	—	6,849,293
	7,532,595	12,326,491
Valuation allowance	—	—
Deferred tax asset	$7,532,595	$12,326,491

Current portion of deferred taxes	$7,472,720	$9,562,500
Long-term portion of deferred taxes	59,875	2,763,991
Total deferred taxes	$7,532,595	$12,326,491

As of December 31, 2006, there were federal net operating loss carry forwards of $17,730,065 available to offset future taxable income and South Carolina net operating loss carry forwards of $6,581,521.  All net operating losses are expected to be utilized for the year ended December 31, 2007.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
		Restated		Restated
Tax expense benefit at statutory rate-federal	35.00%	35.00%	35.00%	35.00%
State tax expense, net of federal benefit	3.25%	3.25%	3.25%	3.25%
Other permanent differences	.65%	—	(.25)%	—
Changes in valuation allowance	—%	(38.25)%	—%	(38.25)%
Tax expense at actual rate	38.90%	—%	38.00%	—%

NOTE 6 — EARNINGS/LOSS PER SHARE

The Company utilizes SFAS No. 128, “Earnings per Share” to calculate earnings/loss per share for 2007 and comparative amounts for 2006. Basic earnings/loss per share is computed by dividing the earnings/loss available to common shareholders (as the numerator) by the weighted-average number of common shares outstanding (as the denominator). Diluted earnings/loss per share is computed similar to basic earnings/loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional common shares were dilutive.

Under SFAS No. 128, where there is a loss the inclusion of additional common shares is anti-dilutive (since the increased number of shares reduces the per share loss available to common stockholders), and if the additional common shares are anti-dilutive, they are not added to the denominator in the calculation of the fully-dilutive stock  During the nine months ended September 30, 2006, the Company incurred a loss. For the three and nine month periods ended September 30, 2006 the following common stock equivalents have been excluded from the calculation of the diluted loss per share.

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
	Restated	Restated
Series D convertible preferred stock	1,161,364	3,128,275
Warrants	892,495	1,771,982
Options	1,463,514	1,456,188
Stock Grants	180,244	72,618
Total	3,697,617	6,429,063

Earnings Per Share Computation

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Basic earning (loss) per common share computation
Net earnings (loss) available to common shareholders	$11,361,571	$239,943	$23,517,177	$(749,324)

Weighted- average shares used to compute:
Basic earnings per share	68,207,649	49,014,150	67,984,665	42,050,762

Earnings (loss) per share of common stock:
Basic	$0.17	$0.00	$0.35	$(0.02)

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Dilutive earning (loss) per common share computation
Net earnings (loss) available to common shareholders	$11,361,571	$239,943	$23,517,177	$(749,324)

Weighted- average shares used to compute:
Basic earnings per share	68,207,649	49,014,150	67,984,665	42,050,762
Dilutive effect of stock options	587,440	Anti-dilutive	795,057	Anti-dilutive
Dilutive effect of stock grants	134,028	Anti-dilutive	133,789	Anti-dilutive
Dilutive weighted average share	68,929,117	49,014,150	68,913,511	42,050,762

Earnings (loss) per share of common stock:
Assuming dilution	$0.16	$0.00	$0.34	$(0.02)

NOTE 7 — ALLOWANCE FOR CONTRACTUAL ADJUSTMENTS

Accounts Receivable and “Definitization”

Substantially all of the Company’s contracts are with the U.S. government and as such they are “public sector” contracts subject to the Federal Acquisition Regulation set forth in Title 41 of the United States Code (“FAR”). Public sector contracts may result either from competitive bidding, or may be awarded as “sole source” contracts subject to “definitization” as provided under FAR Section
252.217-7027.

Following the award of a sole source contract, a central component of the definitization process is the negotiation and finalization of the contract price between the contractor and the United States contracting officer.  As part of this process, the parties make a mutual determination of the direct material and labor costs for the work based upon the bill of materials and other purchasing information and then the parties mutually agree upon “rates” for the indirect labor costs and the general and administrative costs and upon a “fee” (or profit).  While the direct material costs and labor can be established through objective evidence, the “rates” and fee are more subjective and are based upon an analysis of multiple factors including historical performance data and projected operational factors.  The contractor has the right to submit proposed rates and fees, but these are subject to final review and approval by the contracting officer, who may insist on using alternate rates and fee.  As provided in FAR section 252.217-7027(c):

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

Finally, although both parties make an effort to definitize the contract as quickly as possible, the process is time consuming and can take months or even years to complete.  During the definitization process, the contractor is required to perform the contract work and to make deliveries under the contract before the final contract price has been established.  For this reason, as part of the original award, the Company bills the U.S. government at a predetermined price that is used for invoicing and accounting purposes pending final definitization.

As a result of the potential adjustments related to the definitization process, the Company maintains an allowance for contractual adjustments account that is subtracted from gross sales to arrive at net sales in accordance with ARB 43, Chapter 11.  This allowance account is reviewed on a quarterly basis and is adjusted as the Company deems necessary.  The allowance is based on the analysis of historical data, and calculation of pro-rata percentages of current contracts in place that remain subject to the definitization process.

Below is a table detailing activity within the allowance for contractual adjustments account for the nine months ended September 30, 2007 and September 30, 2006, respectively.

	For the nine months ended September 30,
	2007	2006
		(Restated)
Beginning Balance- January 1	$6,068,088	$1,018,051
Additions to allowance	19,474,461	1,485,733
Reduction to allowance	(9,634,609)	(1,236,743)
Balance—September 30	$15,907,940	$1,267,041

The Company’s MRAP sole source contract was definitized on July 31, 2007. The increase in the allowance for contractual adjustments as of September 30, 2007 is due primarily to adjust the undefinitized price to the definitized price for sales recorded through September 30, 2007.

The Company does not maintain an allowance for doubtful accounts.  Substantially all of the Company’s sales for the quarters ended September 30, 2007 and September 30, 2006 involved contracts with the U.S. government.

Historically, the Company has not encountered sales returns.  The Company does not anticipate sales returns in the future.

NOTE 8—INVENTORIES

Inventories consisted of the following:

	September 30, 2007	December 31, 2006
		(Restated)
Finished Goods	$1,715,695	$—
Raw materials and supplies	137,365,409	45,131,126
Work in process	47,174,593	17,688,784
Less: Allowance for obsolescence and shrinkage	(3,782,185)	(2,423,613)
Net Inventories	$182,473,512	$60,396,297

Inventory Allowance

The Company maintains inventory reserves to account for obsolescence and waste. The inventory reserve amounts reflected above represent expenses for inventory obsolescence and waste recorded by the Company.

As of September 30, 2007 there were vehicles which had been inspected and accepted by the customer but the customer had not taken title (signed Form DD250). These vehicles were accounted for as finished goods.

NOTE 9—PROPERTY AND EQUIPMENT

Property and Equipment at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
		(Restated)
Furniture and fixtures	$3,607,625	$1,022,984
Leasehold improvements	11,518,066	1,534,057
Machinery and equipment	6,032,699	3,794,209
Manuals	704,798	104,797
Vehicles	468,344	143,464
Demo vehicles	1,530,605	1,095,925
Buildings	6,013,111	—
Construction in progress	13,265,474	—
Land	3,420,000	—
Computers and software	6,695,715	2,757,131
Less depreciation and amortization	(5,626,024)	(1,488,666)

Net property and equipment	$47,630,413	$8,963,901

Leasehold Improvements and Depreciation

In addition to leasehold expenditures for the warehouse facility discussed in NOTE 10, the Company incurred $1,443,000 for leasehold improvements that were primarily attributable to renovations made to buildings at Ladson, SC.

Depreciation expense for property and equipment for the nine months ended September 30, 2007 and for 2006 was $4,137,358 and $587,982, respectively.

See NOTE 10 — Asset Acquisitions and Construction in Progress Payments for a description of the Company’s purchase of its Roxboro, NC facility and construction in progress payments made during the current quarter.

NOTE 10 —ASSET ACQUISITIONS AND CONSTRUCTION IN PROGRESS PAYMENTS

Roxboro, NC Manufacturing Plant Purchase

In July 2007, the Company purchased land and an approximately 430,000 square foot building in Roxboro, NC for $3.5 million, which it plans to use as a manufacturing plant.  The Company acquired the property for cash.

Construction in Progress Payments

The Company paid approximately $10 million for construction in progress payments during the third quarter of 2007. These payments were primarily to construct assembly lines at both its Ladson, SC and Roxboro, NC manufacturing plants:

•                  In June 2007, the Company made a down payment of $1,529,836 to Superior Controls of Plymouth, Michigan to begin work on a vehicle assembly line (the estimated total cost of which is approximately $15.3 million) at the Ladson, SC facility. During the third quarter, the Company made additional progress payments to Superior Controls totaling $6,119,345, which are being accounted for as construction in progress payments.

•                  During the third quarter of 2007, the Company made a down payment of $4,356,555 to Tecstar of Troy, Michigan to begin work on a vehicle assembly line (the estimated total cost of which is approximately $12.9 million) at the recently purchased Roxboro, NC facility. The down payment and future payments will be accounted for as construction in progress payments.

During the third quarter of 2007, the Company completed construction on an approximately 90,000 square foot warehouse facility at its corporate headquarters in Ladson, SC The Company paid $350,000 in construction in progress payments in the third quarter of 2007 to complete construction. The total cost of construction was $4,621,207, and was capitalized at the time of completion when placed into service in July 2007.

NOTE 11 — ACQUIRED INTANGIBLE ASSETS

The following is a summary of the Company’s intangible assets at September 30, 2007, after giving effect to the acquisition of a research and development testing facility located in Edgefield, SC in March 2007:

	Gross carrying	Accumulated	September 30, 2007
	amount	amortization	net book value
Licenses	$800,000	$155,556	$644,444
Non-compete agreement	600,000	87,500	512,500
Customer base	200,000	58,333	141,667
Special expertise	400,000	116,667	283,333
Total	$2,000,000	$418,056	$1,581,944

NOTE 12—OTHER ACCRUED LIABILITIES

The Company’s other accrued liabilities are comprised of the following accounts:

	September 30, 2007	December 31, 2006
		(Restated)
Compensation and benefits	$3,492,595	$1,222,143
Vehicle fee payable	1,876,293	1,139,250
Settlement	—	607,466
Liquidated damages	1,459,573	—
Other misc. payables	55,518	—

	$6,883,979	$2,968,859

Compensation and Benefits - Gain Share Program

The compensation and benefits accrued liabilities account balance includes wages and benefits that were earned at the end of the applicable quarter, and not yet paid. Additionally, the compensation and benefits account balance may include an accrued liability amount attributable to the Company’s gain share program for quarters in which gain share was approved but not paid. The gain share program was authorized by the Board of Directors on March 1, 2007 and provides for additional compensation that is paid quarterly to employees during periods in which the Company earns net income. Under the gain share program, the Company distributes 10% of each quarter’s net earnings (after taxes) equally to all employees.

Liquidated Damages

On December 20, 2006, the Company completed a private placement of 13,000,000 shares of its common stock to institutional investors at $11.75 per share, resulting in gross proceeds of $152,750,000.  The proceeds, net of commissions, were $146,640,000. Per the Securities Purchase Agreement, the Company agreed to file a registration statement to register all 13,000,000 shares of common stock for resale and distribution under the Securities Act of 1933, as amended, within 30 calendar days thereafter (January 19, 2007) and cause the registration statement to be declared effective by the SEC  no later than 120 calendar days thereafter (April 19, 2007). If the registration statement registering these shares was not declared effective on or before the applicable date, then the Company was required to deliver to each purchaser, as liquidated damages, an amount equal to one and one third percent (1 1/3%) for each thirty (30) days (or such lesser pro-rata amount for any period of less than thirty (30) days) of the total purchase price of the securities purchased and still held by such purchaser pursuant to the Securities Purchase Agreement on the first day of each thirty (30) day or shorter period for which liquidated damages were calculable. The registration statement for the shares issued became effective July 26, 2007. After conversations with members of the Staff of the SEC, the Company filed amended Annual Reports on Form 10-K for the years ended December 31, 2005 and 2006, which were filed with the SEC on October 15, 2007. On October 15, 2007, the Company filed a prospectus supplement with respect to the registration statement.

In accordance with FSP EITF 00-19-2 — Accounting for Registration Payment Arrangements, the Company recorded $4,860,658 during the three months ended March 31, 2007 based on its original estimate of the time it would take to effectuate the registration of common stock. The Company recorded an additional charge for liquidated damages of $1,775,820 for the three months ended June 30, 2007. As of the quarter ended September 30, 2007, the Company had incurred an additional $830,365 in liquidated damages charges accrued through the effective date of October 15, 2007. Liquidated damage expense for the three and nine months ended September 30, 2007 was $830,365 and $7,466,843, respectively.

 NOTE 13—COMMITMENTS AND CONTINGENCIES

Financing Commitments - $50 Million Credit Facility

On July 20, 2007, the Company entered into a $50 million revolving credit agreement with Wachovia Bank, National Association. Borrowings under the credit agreement bear interest at a floating rate per annum equal to the 1-month LIBOR-rate  plus 2.0%. All amounts payable under this credit agreement were originally due and payable on September 30, 2007. However, the Company entered into a modification agreement with the lender which extended the maturity of the credit agreement to January 9, 2008. Amounts payable under the credit agreement are secured by a pledge of all the Company’s personal property and fixtures. As of September 30, 2007, no borrowings were outstanding under the credit agreement.

There are no assurances that Wachovia will extend the terms of this financing agreement beyond January 9, 2008. See “Management’s Discussion and Analysis of Financial Condition and Results from Operations - Liquidity And Capital Resources” in Part I, Item 2 of this report for additional information.

Contract Liabilities – Warranty Reserves

The Company’s sales contracts generally include a warranty such that the Company’s products are warranted to be free from defects in design, material, and workmanship for a period of one year from the acceptance date.  The warranty does not apply to any damage or failure to perform caused by the misuse or abuse of the vehicle, combat damage, fair wear and tear items (brake shoes, wiper blades, etc.), or by the customer’s failure to perform proper maintenance or service on the supplies.

The Company reviews its exposure for warranty expense on a quarterly basis and determines warranty and pricing reserves based on historical data and known events. As of September 30, 2007, the current contract liabilities – warranty reserves balance equaled $4,943,456. See NOTE 15, which provides a presentation of the Company’s accruals for warranty-related costs for 2007 and comparative amounts for 2006.

Litigation Matters

The Company is not aware of any existing or threatened litigation that would require the accrual of a contingent liability under SFAS 5, “Accounting For Contingencies.”  See “Legal Proceedings” in Part II, Item I of this report.

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

•      26,789 shares of common stock were issued to members of the Board of Directors as 2006 compensation. These shares were classified as shares to be issued as December 31, 2006.

•      Employees exercised stock options to purchase 1,198,681 shares of the Company’s common stock valued at $1,011,500. The valuation of these shares was recorded in 2006 under SFAS123R.

During the three months ended June 30, 2007, the Company recorded the following transactions within its shareholders’ equity accounts:

•      Employees exercised stock options to purchase 176,800 shares of the Company’s common stock valued at $295,970. The valuation of these shares was recorded under SFAS123R.

During the three months ended September 30, 2007, the Company recorded the following transactions within its shareholders’ equity accounts:

•                  Employees exercised stock options to purchase 40,000 shares of the Company’s common stock for $60,000 during September 2007. These shares of common stock had not been issued as of September 30, 2007.

NOTE 15 — ALLOWANCE AND RESERVE ACCOUNTS

The three allowance and reserve accounts listed below reflect accounts where the Company has recorded an expense under the accrual method of accounting, which did not require an outlay of cash. The following table reflects the amounts of these accounts for the years for the three months and nine months ended September 30, 2006 and 2007:

Allowance and Reserve Accounts

	For the three months ended September 30,					For the nine months ended September 30,
						Additions
		Additions		Balance	Balance	charged to		Balance
	Balance	charged to cost		September 30,	December 31,	cost		September
Description	June 30, 2007	and expenses	Write-offs	2007	2006	and expenses	Write-offs	30, 2007
					(Restated)

Allowance for contractual obligations

2007	$12,301,428	$4,043,255	$436,743	$15,907,940	$6,068,088	$19,474,461	$9,634,609	$15,907,940

2006	$1,194,040	$400,000	$326,999	$1,267,041	$1,018,051	$1,485,733	1,236,743	$1,267,041

Inventory Reserves

2007	$5,708,420	$3,782,185	$5,708,420	$3,782,185	$2,423,613	$10,621,588	$9,263,016	$3,782,185

2006	$2,005,940	$1,159,540	$1,674,647	$1,490,833	$498,281	$3,884,187	$2,891,635	$1,490,833

Contract Liabilities

2007	$4,397,653	$3,187,289	$2,641,486	$4,943,456	$1,850,000	$6,286,762	$3,193,306	$4,943,456

2006	$742,328	$59,710	$150,000	$652,038	$380,044	$633,936	$361,942	$652,038

NOTE 16—PREPAID ASSETS

The Company’s prepaid assets consist of advances paid on the MRAP contract to GDLS based upon the achievement of contractual performance milestones. These advances are a flow through from the Company’s contract with the U.S. government.

A review of the milestone achievements is performed monthly by a representative of the U.S. government. Payments for milestones achieved by GDLS are paid to the Company, which it in turn passes through to GDLS. Liquidation of the advances are based upon a fixed rate applied against billings to the Company by GDLS when completed vehicles are accepted by the U.S. government via the signing of a Form DD250.

Prepaid assets	September 30, 2007	December 31, 2006
		(Restated)
Prepaid to GDLS	$15,645,299	$—
Other	631,924	—
Total	$16,277,223	$—

NOTE 17—DEFERRED REVENUE

The Company’s deferred revenue consists of the following contracts:

	September 30, 2007	December 31, 2006
		(Restated)

MRAP	$48,065,101	$—
ILAV	4,238,192	4,260,340
Mastiff	—	7,487,914
Other	—	1,075,957

Total Deferred Revenue	$52,303,293	$12,824,211

These performance based payments received from the U.S. government are recorded by the Company as deferred revenue since they represent moneys that the Company expects will ultimately be recognized as revenues after the Company has manufactured and the customer has accepted delivery of the vehicles.

NOTE 18—SUBSEQUENT EVENTS

On October 8, 2007, the Company was awarded a contract with an estimated value of approximately $3.5 million from BAE Systems for the supply of labor and for the fabrication and final integration of forty-five (45) Iraq Light Armored Vehicles (“ILAV”). Under this contract, BAE Systems will provide all material and will be responsible for the automotive integration.

On October 15, 2007, the Company filed amendments to its Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Annual Report”) and Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006

Annual Report”). The 2005 and 2006 annual reports were amended to reflect, among other things, the conclusion of the Company’s management that the Company’s internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2005 and 2006 because of certain material weaknesses in its internal control over financial reporting. In both the 2005 Annual Report and 2006 Annual Report, the Company disclosed the control deficiencies that contributed to the Company’s material weaknesses,  including its lack of a sufficient complement of personnel with an appropriate level of accounting knowledge, experience with the Company, and training in the application of GAAP commensurate with the Company’s financial reporting requirements. For additional information, see the amendments to the Company’s 2005 and 2006 Annual Reports filed on Form 10-K/A with the SEC on October 15, 2007.

On October 18, 2007, the Company was awarded a delivery order by the U.S. Marine Corps for 553 Cougar Category I and 247 Cougar Category II MRAP vehicles, with an estimated value of approximately $376 million. Approximately fifty percent of the work under this contract will be performed by GDLS, pursuant to our joint venture agreement with GDLS. The award was made pursuant to a letter contract between the Company and the U.S. Marine Corps dated January 25, 2007 and pertains to the testing, production, and sustainability for its MRAP vehicle program.

On November 5, 2007, the Company was awarded a contract from the U.S. Marine Corps for the purchase of services in support of operation of the Mine Resistant Ambush Protected (MRAP) Vehicles University, which is an MRAP training program at Red River Army Depot, integrated logistics support, and field service representative support. Total approximate value of the contract is approximately $83.6 million. Approximately fifty percent of the work under this contract will be performed by GDLS, pursuant to the Company’s joint venture agreement with GDLS.

On November 8, 2007, the Company was awarded a contract from the U.S. Army’s Tank Automotive and Armaments Command, or TACOM, for the production of an additional 29 Buffalo mine-protected vehicles. The approximate total value of the contract is $22.3 million.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to help the reader understand the results of operations and financial condition of Force Protection, Inc. and its subsidiaries for the three and nine months ended September 30, 2007. The unaudited statements and other financial information as of and for the three and nine months ended September 30, 2006 and 2007 and the following MD&A discussion should be read in conjunction with the Company’s 2006 annual report, including the audited financial statements, for the year ended December 31, 2006, originally filed March 16, 2007, as amended by the Company’s Annual Report on Form 10-K/A filed with the SEC on June 11, 2007, July 12, 2007 and October 15, 2007.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains both historical and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, results of operations and business. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue” and other words and terms of similar meaning. These forward–looking statements include, among other things:

•                  statements regarding the growth in the world market for mine–protected vehicles;

•                  the pace at which the U.S. may seek to increase the armor and blast protection of its military vehicles;

•                  quantities of vehicles that may be purchased or ordered by various customers;

•                  statements regarding the U.S. military’s plans or intentions to replace the Humvee fleet with armored vehicles, including the possible timeframe of this replacement and the potential number of armored vehicles that might be required under this program;

•                  information regarding the number of various types of MRAP and other armored vehicles that may be purchased by the U.S. Marine Corps, the U.S. Army and other U.S. and foreign customers under various programs, including the MRAP, GSTAMIDS and JERRV programs, and the value of vehicles that may be acquired;

•                  statements with respect to our expectations regarding our ability to obtain materials, components and supplies necessary to manufacture our vehicles, our ability to improve cost efficiencies, including, without limitation, as a result of volume purchasing, improvements in our manufacturing process and possible future changes in the efficiencies in our operations;

•                  statements regarding the future market for our vehicles and other blast protected vehicles;

•                  statements regarding any changes in our cost of sales or our general and administrative expenses as a percentage of gross revenue or gross sales;

•                  statements regarding our future expenses to expand our infrastructure, future capital expenditures, future cash flow, future liquidity and future vehicle production and whether cash flows will be sufficient to satisfy our cash requirements;

•                  statements regarding the revenues that may be derived from, and the quantities of vehicles that may be purchased or ordered pursuant to, existing or possible future contracts or orders by various customers, including statements regarding the estimated value of those orders and contracts;

•                  statements regarding our ability to utilize net operating loss carry-forwards for income tax purposes;

•                  statements regarding our backlog and the estimated value of any U.S. military and other governmental contracts;

•                  statements regarding the rate at which we and GDLS will produce MRAP vehicles and the date as of which we will achieve any particular monthly production rate of these vehicles;

•                  the number of MRAP vehicles that will be required by the Department of Defense and the value of those vehicles;

•                  statements regarding the capabilities, relative performance or advanced nature of our engineering or the technology included in our vehicles or their various features or our production processes; and

•                  statements regarding our future business plans and strategies, including with respect to expanding our product line, our research and development efforts, strategic alliances with industry partners, our marketing efforts and changes in our revenue mix and the portion of our revenue generated by the sale of spare parts.

Since our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements, we cannot give any assurance that any of the events or circumstances anticipated by these forward-looking statements will occur or, if any of them do, what impact they will have on our business, results of operations and financial condition. You are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to update these forward-looking statements to reflect new information, future events or otherwise.

These forward-looking statements are based on current expectations about future events and are subject to numerous uncertainties and factors, all of which are difficult to predict and many of which are beyond our control. Many factors mentioned in our discussion in this Form 10-Q, including the risks outlined under “Risk Factors,” will be important in determining future results. We do not know whether the expectations reflected in these forward-looking statements will prove correct. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including those described under “Risk Factors.”

ACCOUNTING RESTATMENT AND  MATERIAL WEAKNESSES

On June 27, 2007, we filed an amendment to our Annual Report on Form 10-K for the year ended December 31, 2005 to amend and restate our financial statements and other information for the years 2005, 2004 and 2003. On June 11, 2007 and on July 12, 2007, we filed amendments to our Annual Report on Form 10-K for the year ended December 31, 2006 to amend and restate our financial statements and other information for the years ended December 31, 2005 and 2004. The restatements adjusted our accounting for preferred stock and warrants issued to investors, accounting for stock-based compensation to employees and non-employees and accounting for rent expense on a straight-line basis and also restated earnings per share of common stock to give effect to accretion related to preferred stock and to give effect to common shares issued upon conversion of preferred stock. The financial information included in this report for the years ended December 31, 2005 and 2004 reflects these restatements. For additional information, see “Risk Factors” and note 1 to our consolidated financial statements included elsewhere herein.

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

We believe that this issue is limited to a small number of equity issuances made during 2003, 2004 and 2005, with a total combined value of not more than an additional cumulative net loss of approximately $3.75 million for the years 2003 and 2004, and an approximate realized gain in the range of $2 to $4 million in 2005. Our management and audit committee have discussed the subject matter giving rise to this conclusion with Jaspers + Hall, PC, our independent accounting firm for the fiscal years ended December 31, 2005 and 2006.

We subsequently concluded that, as a result of the foregoing matters, there were material weaknesses in our internal control over financial reporting. Accordingly, on October 15, 2007, we filed a further amendment to our Annual Report on Form 10-K for the year ended December 31, 2006 to reflect management’s reassessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 and management’s conclusion that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2006 because of these material weaknesses. Management’s revised assessment is contained, and the material weaknesses are described, in Item 9A of the foregoing amendment to our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on October 15, 2007. On October 15, 2007, we also filed a second amendment to our Annual Report on Form 10-K for the year ended December 31, 2005 to reflect management’s reassessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 and management’s conclusion that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2005, because of those material weaknesses.

The June 11, 2007 and July 12, 2007 amendments to our Annual Report on Form 10-K for the year ended December 31, 2006 also amended certain financial information for the year ended December 31, 2006 to include the effect of the restatement of our 2005 financial statements and the effect on basic earnings per share of accretion on preferred stock and the calculation of weighted average common shares used to compute diluted earnings per share. In addition, on July 19, 2007, we filed an amendment to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 to include the effect of the amended financial statements for the year ended December 31, 2006 and to restate certain financial information in that Quarterly Report for the effects of stock-based compensation to employees and the effect on basic earnings per share of accretion on preferred stock and the calculation of weighted average common shares used to compute diluted earnings per share. For information on the effects of these amendments and restatements on certain of our financial information for the year ended December 31, 2006 and the quarter ended March 31, 2007, see “Notes to Consolidated Financial Statements—Note 1–Basis of Presentation—2006 Year End Amendment and Q1 Restatement” in our Form 10-Q/A for the quarterly period ended March 31, 2007 filed with the SEC on July 19, 2007.

For information on the effects of these amendments and restatements on certain financial information for the three and nine months ended September 30, 2006, see Note 1 of our consolidated financial statements included elsewhere herein.

Certain Matters that may affect our Results of Operations

As described below under “Risk Factors,” the primary uncertainty about our future operations is whether or not we will continue to receive additional orders and contracts for our vehicles. It is impossible to predict with certainty whether we will receive any such future orders or contracts from existing or new customers. If we do not receive future orders and contracts, our business, prospects, financial conditions and operating results would be seriously harmed and it is unlikely that our business will continue. In particular, we continue to rely on the U.S. Army and the U.S. Marine Corps for substantially all of our net sales, and if either customer ceases to issue further orders or contracts to us or significantly decreases its orders or contracts, our business may fail. Likewise, increases or decreases in the number of vehicles ordered will cause our operating results to fluctuate, perhaps substantially.

Our operating results are also subject to fluctuations as a result of the government contracting process, including the right of the U.S. government to delay or withhold certain payments and the “definitization” process described under “Allowance of Contractual Adjustments - Definitization” in  note 2 to our consolidated financial statements included elsewhere herein. Likewise, our allowance for contracts undergoing definitization is an estimate based on our limited operating history, and our results of operation may be materially adversely affected if these estimates are incorrect.

As discussed under “Risk Factors” in Part II, Item 1A of this report, we have in the past been awarded single source contracts by the U.S. military, meaning that our competitors were not entitled to bid for these contracts. However, a recent report of the Inspector General of the U.S. Department of Defense has recommended, among other things, that future contracts be subject to competitive bidding. Many of our competitors have substantially greater financial and other resources than we do, and there can be no assurance that we will be successful in winning new contracts or orders that are subject to competitive bidding, which would adversely affect our results of operations.

As discussed  under “Risk Factors” in Part II, Item 1A of this report, our accounting and financial systems do not currently meet DCAA standards. Efforts to remediate these material weaknesses and bring our financial and accounting systems into compliance with DCAA standards will be ongoing, and have resulted and are expected to continue to result in substantial additional costs even after such time as our accounting and financial systems are brought into compliance with DCAA standards. Any failure to comply with these DCAA standards could have a material adverse affect on our business.

We experienced substantial growth in net sales during fiscal year 2006 and the first nine months of 2007. As a result, our general and administrative expenses and certain of our other expenses increased substantially as well. We expect that general and administrative expenses and certain other expenses will continue to increase. However, we are unable to predict whether general and administrative expenses, cost of sales and other expenses, expressed as a percentage of our net sales, will increase or decrease.

We may encounter some difficulties in securing the necessary components for our vehicles, including steel, truck chassis, axle sets and ballistic glass. Delays in obtaining required components and raw materials, or increased costs of those components and raw materials, could negatively impact our financial performance and liquidity. To the extent that the cost of these or other components or raw materials increase further, our results of operations may be adversely affected, perhaps substantially. In that regard, a substantial portion of our current contracts are fixed-price contracts where we do not have any ability (or, in certain cases, have only a limited ability) to pass on increased costs of components or raw materials to the customer.

Our results of operations for the nine months ended September 30, 2007 reflect costs associated with our continued growth, as we expand our manufacturing facilities and capabilities. This includes substantial vehicle and automotive engineering work, manufacturing engineering development, hiring and training work force and the expansion of our manufacturing, warehousing and administrative facilities, including the new facility where we intend to produce our Cheetah vehicle. We continue to face challenges of expanding our managerial capacity, which is required and continues to require significant capital and significant commitment of our managerial and other resources. To the extent that these expenditures do not result in substantially increased net sales, our results of operations and liquidity will suffer. In particular, we have made and will continue to make substantial expenditures to equip a new facility to produce our Cheetah vehicle. We have not sold nor do we have any orders for Cheetah vehicles. If we do not receive orders for our Cheetah vehicle in the amount we anticipate or at all, or if those orders are delayed, our operating results and financial condition will be materially adversely affected. See “Risk Factors” in Part II, Item 1A of this report or if we are unable to achieve anticipated production abilities in manufacturing the Cheetah at this new facility.

Matters relating to our Joint Venture with GDLS

As described below, we have entered into a joint venture with GDLS for the production of our Cougar vehicle for the MRAP Category I and Category II program requirements. Our ability to successfully deliver vehicles and obtain additional orders under this program is critical to our success, and any failure to do so would have a material adverse effect on us. As of September 30, 2007, Category I and Category II vehicles order under this program accounted for approximately 96.7% of our backlog.

We and GDLS are each expected to handle 50% of the manufacturing and other work requirements under these programs (with the division of work to be based on revenues rather than number of vehicles), although the joint venture agreement indicates that work may not be allocated 50%-50% initially. However, because our MRAP contract with the U.S. Marine Corps was awarded to the Company and has not yet been novated to the joint venture, 100% of the revenues from the this contract (including revenue from vehicles manufactured by GDLS) have been included as net sales in our financial statements and will continue to be included until such time as the MRAP contract is novated to the joint venture, at which point we will recognize revenues only from vehicles subcontracted by the joint venture that we actually manufacture. Per the current subcontract agreement with GDLS, included in the Company cost of sales (and until the MRAP contract is novated will continue to include) is an amount equal to 100% of revenues from vehicles manufactured by GDLS.

So long as we continue to include 100% of the revenues from vehicles manufactured by GDLS as net sales and an amount equal to 100% of those revenues as cost of sales in our financial statements, it is expected to cause our cost of sales, expressed as a percentage of our net sales, to increase, and we expect that this increase will be greater if and to the extent that revenue from vehicles sold by the Company but manufactured by GDLS through the joint venture increase (although, as noted above, this adverse effect will cease at such time as the relevant contracts are novated to the joint venture and thereafter our cost of sales and net sales will no longer reflect revenues from vehicles manufactured by GDLS). Notwithstanding the foregoing accounting treatment, we have not retained any of the proceeds from the sale of vehicles manufactured by GDLS under the joint venture agreement.

For the nine months ended September 30, 2007, the adverse impact described in the preceding paragraph was limited, as our net sales included only approximately $33.3 million attributable to vehicles manufactured and sold by GDLS pursuant to the joint venture, compared to our total net sales of $441.2 million for that period. However, we expect that revenues from the MRAP contract will increase substantially in the fourth quarter of 2007 and, as a result, the adverse impact on cost of sales as a percentage of net sales is expected to increase, perhaps substantially. If and to the extent that revenues from the joint venture increase, then, until the MRAP contract is novated to the joint venture, we expect that our cost of sales as a percentage of net sales will continue to increase.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of  financial condition and results of operations is based on the Company’s unaudited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to long-term contracts and programs, claims for unanticipated contract costs, goodwill and other intangible assets, income taxes, worker’s compensation, warranty obligations, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. There were no significant changes in the Company’s critical accounting policies during the first nine months of 2007

Dividend Policy: We have never declared or paid a cash dividend on our common stock. We currently intend to retain all of our available funds for use in our business and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination to pay cash dividends on our common stock will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, restrictions contained in our agreements and other factors which our board of directors deems relevant.

Off-Balance Sheet Arrangements: As of September 30, 2007, other than operating leases, the Company had no material off-balance sheet financing arrangements.

Force Dynamics Joint Venture Agreement:    On December 15, 2006, the Company entered into a joint venture agreement, referred to as the Agreement with General Dynamics Land Systems Inc., GDLS, pursuant to which a Delaware limited liability company named Force Dynamics LLC was formed. The Company agreed to work with GDLS to pursue and execute a contract for the Mine Resistant Ambush Protected, or MRAP, Vehicle Program. Under the Agreement, the MRAP Program is defined to include any and all solicitations and requests for proposals for MRAP production and lifecycle support and/or any follow-on work that may be performed related to the MRAP  vehicles. However, the Agreement provides that the scope of work to be undertaken by the joint venture is limited to the use of the Company’s Cougar 4-wheeled and 6-wheeled armored vehicles for the MRAP Category I and Category II requirements and does not include any other existing or future contracts or programs for any of the Company’s or GDLS’ other vehicles.  The joint venture was amended on March 28, 2007 to include bids for awards under the Medium Mine Protective Vehicle, or MMPV, Program.  The joint venture submitted a proposal for awards under the MMPV Program.  On October 23, 2007, the joint venture was notified that its proposal would not be accepted and it would not receive awards under the MMPV program as a result of the proposal’s noncompliance to the solicitation.

The board of the joint venture is comprised of three designees from the Company and three designees from GDLS. The board of the joint venture has the authority to execute documents in accordance with the terms of the Agreement. Decisions of the joint venture’s board shall be made by majority vote. It is contemplated that the Company and GDLS will each handle 50% of the manufacturing and other work requirements under the joint venture (with the divisional work to be based on revenues rather than number of vehicles), although the Agreement indicates that the work may not be allocated 50% - 50% initially. Both the Company and GDLS are expected to contribute administrative resources equally to the joint venture. It is expected that, where practicable, Force Dynamics LLC will act as the prime contractor for joint venture work, and the Company, along with GDLS, shall act as the exclusive subcontractors.

We are currently seeking to have our MRAP contract with the U.S. Marine Corps assigned or “novated from” Force Protection, Inc. to Force Dynamics LLC, the joint venture. Because this contract was awarded to the Company and has not yet been novated to the joint venture, 100% of the revenues from the MRAP contract (including revenue from vehicles manufactured by GDLS) have been included as net sales in our financial statements and will continue to be included until such time as the MRAP contract is novated to the joint venture, at which point we will recognize revenues only from vehicles subcontracted by the joint venture that we actually manufacture. Per the current subcontract agreement with GDLS, included in the Company cost of sales  (and until the MRAP contract is novated will continue to include) is an amount equal to 100% of revenues from vehicles manufactured by GDLS. The impact is more fully discussed under Results of Operations, below.

RESULTS OF OPERATIONS—THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006.

NON-GAAP FINANCIAL MEASURES

The following financial tables and all related discussion contain certain non-GAAP financial measures as defined under SEC rules, such as adjusted net sales and as adjusted gross profit for the three and nine months ended September 30,

2007. These amounts have been adjusted from GAAP measures to exclude amounts related to the Force Dynamics LLC joint venture agreement between General Dynamics Land Systems, Inc., or GDLS, and the Company.

The initial MRAP contract awarded to the Company, subject to the joint venture agreement, has not been novated from the Company to Force Dynamics LLC as of September 30, 2007. Therefore the Company is responsible for and required to account for and report all revenues and related costs associated with this contracts. This accounting has no effect on overall net income of the Company but grosses up net sales and costs of goods sold as a result of GDLS’ participation in the work orders for the MRAP contract. The Company has provided reconciliations of these measures to the GAAP measures which are also included in the consolidated statement of operations table, as presented below. The Company believes that the disclosed non-GAAP financial measures improves the transparency of the Company’s financial reporting and provides a more meaningful analysis of these measures and their reporting if and when novation of the contracts from Force Protection, Inc. to Force Dynamics LLC is accomplished.

Financial Condition and Results of Operations

Overview. For the quarter ended September 30, 2007, we generated net earnings after taxes of $11,361,571. Net sales for this period were $206,291,488 as reported and $173,021,504 as adjusted (excluding vehicles delivered by GDLS, pursuant to the joint venture), against which we incurred total cost of goods of $165,678,182 as reported and $132,408,198 as adjusted (also excluding vehicles delivered by GDLS) resulting in a gross profit of $40,613,306, or 23.5% as adjusted. We incurred general and administrative expenses of $20,029,739 which includes a charge of $830,365 for liquidated damages resulting from our suspension of the availability of a registration statement that we were required to file and keep effective with the SEC to register shares of common stock that we issued in a private placement in December 2006. We incurred research and development expenses in the amount of $2,526,305  resulting in an operating profit of $18,057,262. During this three month period, we delivered a total of 312 vehicles consisting of 21 Buffalo and 291 Cougars (all variants) (excluding vehicles delivered by GDLS).

The following table sets forth our unaudited summary consolidated statements of operations data for the three month and nine month periods ended September 30, 2007 and 2006. The only as adjusted data referred to in the following table is net sales and cost of sales. The figures contained in the “% Change” column reflect the “2007 as Adjusted” data as a percentage of the “2006 as Reported” data. Please refer to note (1) below. The discussion and analysis that follows should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

	For the three months ended September 30,
	(unaudited)
	2007 as Reported	Less Vehicles Delivered by GDLS	2007 as Adjusted (1)	2006 as Reported	Difference(1)	% Change(1)
				(Restated)
Net Sales	$206,291,488	$(33,269,984)	$173,021,504	$42,160,858	$130,860,646	310
Cost of sales	165,678,182	(33,269,984)	132,408,198	34,242,350	98,165,848	287
Gross profit	40,613,306	—	40,613,306	7,918,508	32,694,798	413

General and administrative expense	20,029,739		20,029,739	6,715,419	13,314,320	198
Research and development expense	2,526,305		2,526,305	545,717	1,980,588	363

Operating profit (loss)	18,057,262		18,057,262	657,372	17,399,890	N/M
Other income	594,143		594,143	121,041	473,102	391
Interest expense	(61,979)		(61,979)	(110,493)	48,514	(44)
Net earnings/(loss) before tax	18,589,426		18,589,426	667,920	17,921,506	N/M

Tax expense	7,227,855		7,227,855	—	7,227,855	—

Net earnings/(loss) after tax	$11,361,571		$11,361,571	$667,920	$10,693,651	N/M
Series D convertible preferred stock dividends and accretion	—		—	427,977	(427,977)	100
Net earning available to common shareholders	$11,361,571		$11,361,571	$239,943	$11,121,628	N/M

N/M:  not meaningful

	For the nine months ended September 30,
	(unaudited)
	2007 as Reported	Less Vehicles Delivered by GDLS	2007 as Adjusted (1)	2006 as Reported	Difference (1)	% Change(1)
				(Restated)
Net Sales	$441,151,894	$(33,269,984)	$407,881,910	$133,037,980	$274,843,930	207
Cost of sales	345,252,174	(33,269,984)	311,982,190	108,324,917	203,657,273	188
Gross profit	95,899,720	—	95,899,720	24,713,063	71,186,657	288

General and administrative expense	50,642,242		50,642,242	20,421,207	30,221,035	148
Research and development expense	10,673,638		10,673,638	1,850,522	8,823,116	477

Operating profit (loss)	34,583,840		34,583,840	2,441,334	32,142,506	N/M
Other income	3,488,660		3,488,660	168,963	3,319,697	N/M

Interest expense	(141,570)		(141,570)	(1,736,802)	1,595,232	(92)

Net earnings/(loss) before tax	37,930,930		37,930,930	873,495	37,057,435	N/M

Tax expense	14,413,753		14,413,753	—	14,413,753

Net earnings/(loss) after tax	$23,517,177		$23,517,177	$873,495	$22,643,682	N/M
Series D preferred convertible stock dividends and accretion	—		—	1,622,819	(1,622,819)	100
Net earning available to common shareholders	$23,517,177		$23,517,177	$(749,324)	$24,266,501	N/M

N/M:  not meaningful

(1): The Company management’s uses the financial measures “2007 as Adjusted” and “Difference” to supplement its consolidated financial statements, which are presented in accordance with accounting principles generally accepted in the United States, or GAAP. The figures contained in the “2007 as adjusted” and “Difference” columns are not presented in accordance with GAAP as these contracts do not include the number of vehicles delivered by GDLS pursuant to the joint venture agreement with GDLS. The figures contained in the “% Change” column reflect the “2007 as Adjusted” data as a percentage of the “2006 as Reported” data. As required by GAAP, the Company records in its consolidated financial statements all of vehicles delivered pursuant to its joint venture agreement with GDLS, including the vehicles delivered by GDLS. The initial MRAP contract awarded to the Company, subject to the joint venture agreement, has not been novated from the Company to Force Dynamics LLC as of September 30, 2007. Therefore the Company is responsible for and required to account for and report all revenues and related costs associated with those contracts. This accounting has no effect on overall net income of the Company but grosses up net sales and costs of goods sold as a result of GDLS’ participation through these work orders. The Company has provided reconciliations of these measures to the GAAP measures which are also included in the consolidated statement of operations, as presented above. The Company’s management believes that the disclosed non-GAAP financial measures improves the transparency of the Company’s financial reporting and provides a more meaningful analysis of these measures and their reporting if and when novation of the contracts from Force Protection, Inc. to Force Dynamics LLC is accomplished. The presentation of non-GAAP “2007 as Adjusted” and “Difference” figures are not meant to be a substitute for “2007 as Reported” and “2006 as Reported” presented in accordance with GAAP, but rather should be evaluated in conjunction with the “2007 as Reported” and “2006 as Reported” numbers  The Company’s definition of “2007 as Adjusted” and/or “Difference” may differ from similar measures used by other companies and may differ from period to period.

	Three months ended September 30,		Nine months ended September 30,
Net Sales	2007	2006	2007	2006
	As Reported	(Restated)	As Reported	(Restated)
Net Sales	$206,291,488	$42,160,858	$441,151,894	$133,037,980
% change compared with prior period	389.3%		231.6%

	As Adjusted	(Restated)	As Adjusted	(Restated)
Net Sales	$173,021,504	$42,160,858	$407,881,910	$133,037,980
% change compared with prior period	310.4%		206.6%

The increase in net sales as reported and as adjusted in the three months and nine months ended September 30, 2007 compared with the three months and nine months ended September 30, 2006 is attributable to both an increase in volume of vehicle deliveries to the U.S. government under our government contracts as well as the mix of vehicles delivered as set forth in the following table. The percentages in the following table reflect the increase in the number of the vehicles sold in the three and nine months ended September 30, 2007 as reported and as adjusted over the respective numbers of vehicles sold in the comparable periods in 2006 based on revenues.

	Three months ended September 30, 2007	Nine months ended September 30, 2007
	As Reported	As Reported
Buffalo vehicles	26.9%	18.7%
Cougar vehicles (all variants)	340.0%	195.2%
Spares/Logistics	22.4%	17.7%
Total	389.3%	231.6%

	Three months ended September 30, 2007	Nine months ended September 30, 2007
	As Adjusted	As Adjusted
Buffalo vehicles	26.9%	18.7%
Cougar vehicles (all variants)	261.1%	170.2%
Spares/Logistics	22.4%	17.7%
Total	310.4%	206.6%

Net sales for the three months and nine months ended September 30, 2007 and 2006 is comprised of:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	As Reported	(Restated)	As Reported	(Restated)
Vehicles	$193,385,480	$38,712,147	$404,487,130	$119,931,643
Spares, Logistics and other	12,906,008	3,448,711	36,664,764	13,106,337
Total	$206,291,488	$42,160,858	$441,151,894	$133,037,980

	Three months ended September 30		Nine months ended September 30,
	2007	2006	2007	2006
	As Adjusted	(Restated)	As Adjusted	(Restated)
Vehicles	$160,115,496	$38,712,147	$371,217,146	$119,931,643
Spares, Logistics and other	12,906,008	3,448,711	36,664,764	13,106,337
Total	$173,021,504	$42,160,858	$407,881,910	$133,037,980

	Three months ended September 30		Nine months ended September 30,
Cost of sales	2007	2006	2007	2006
	As Reported	(Restated)	As Reported	(Restated)
Cost of sales	$165,678,182	$34,242,350	$345,252,174	$108,324,917
Gross Margin %	19.7%	18.8%	21.7%	18.6%

	Three months ended September 30		Nine months ended September 30,
Cost of sales	2007	2006	2007	2006
	As Adjusted	(Restated)	As Adjusted	(Restated)
Cost of sales	$132,408,198	$34,242,350	$311,982,190	$108,324,917
Gross Margin %	23.5%	18.8%	23.5%	18.6%

Adjusted cost of sales for the three and nine months ended September 30, 2007 (excluding cost of sales attributed to vehicles delivered by GDLS pursuant to our joint venture) increased by 286.7% and 188.0% respectively, (on a GAAP basis, 383.8% and 218.7% respectively) over the corresponding periods of 2006, due primarily to increased sales of our vehicles and the corresponding increase in direct and indirect labor and material costs associated with manufacturing activities.  Adjusted gross margins increased by 4.7 percentage points (on a GAAP basis 0.9%) in the three months ended September 30, 2007 compared with the three months ended September 30, 2006 and by 4.9 percentage points (on a GAAP basis 3.6%) for nine months ended September 30, 2007 compared with the nine months ended September 30, 2006 due primarily to improved material and labor cost performance as a result of implementation of new and improved manufacturing processes and leveraging of fixed costs over an increased production volume from the previous year. We define gross margin as cost of sales divided by net sales.

	Three months ended September 30,		Nine months ended September 30,
General and Administrative Expenses	2007	2006	2007	2006
	As Reported	(Restated)	As Reported	(Restated)
General and administrative expenses	$20,029,739	$6,715,419	$50,642,242	$20,421,207
Percent of net sales	11.6%	15.9%	12.4%	15.3%

General and administrative expenses as a percentage of adjusted net sales for the three and nine month periods ended September 30, 2007 were 11.6% and 12.4% respectively (on a GAAP basis, 9.7% and 11.4%, respectively), reflecting a decrease of 4.3 percentage points and 2.9 percentage points compared to general and administrative expenses as a percentage of as reported net sales for the comparable periods in 2006 (on a GAAP basis, 6.2% and 3.9%, respectively),. These decreases were due primarily to the fact that the percentage increase in the Company’s as adjusted net sales for the 2007 periods over as reported net sales for the corresponding periods in 2006 were substantially greater than the percentage increases in general and administrative expenses over the same periods, partially offset by a liquidated damage charge of $830,365 in the third quarter of 2007. See note 12 of our consolidated financial statements for the nine months ended September 30, 2007 included elsewhere in this report.

	Three months ended September 30,		Nine months ended September 30,
Research and Development Expense	2007	2006	2007	2006
	As Reported	(Restated)	As Reported	(Restated)
Research and development expenses	$2,526,305	$545,717	$10,673,638	1,850,522
Percent of sales	1.5%	1.3%	2.6%	1.4%

Research and development expense for the three and nine months ended September 30, 2007 increased by $1,980,588 and $8,823,116 over the corresponding periods in 2006 due primarily to increased expenditures related to the development of the Cheetah vehicle. The third quarter of 2007 research and development expenses are down from the first quarter of 2007 due to the additional cost of material procurement for the Cheetah development in the first quarter of 2007.

	Three months ended September 30,		Nine months ended September 30,
Other Income	2007	2006	2007	2006
	As Reported	(Restated)	As Reported	(Restated)
Other income	$594,143	$121,041	$3,488,660	$168,963

% change compared with prior period	390.9%		1964.7%

Other income increased in the three months and  nine months ended September 30, 2007 compared with the three months and nine months ended September 30, 2006 due primarily to the interest income earned on investment of the funds received from our December 2006 private placement of common stock.

	Three months ended September 30,		Nine months ended September 30,
Interest Expense	2007	2006	2007	2006
	As Reported	(Restated)	As Reported	(Restated)
Interest expense	$61,979	$110,493	$141,570	$1,736,802

Interest expense decreased for the three and nine months ended September 30, 2007 compared with the three and  nine months ended September 30, 2006 due to the repayment of a short term loan in August 2006 and the termination of an accounts receivable factoring agreement in June 2006, facilitated by the sale of common stock through private placements.

	Three months ended September 30,		Nine months ended September 30,
Tax Expense	2007	2006	2007	2006
	As Reported	(Restated)	As Reported	(Restated)
Tax expense	$7,227,855	$0	$14,413,753	$0
Effective tax rate	38.9%		38.0%

We incurred tax expense in both periods in 2007 as a result of the increase in our net sales and profitability compared to 2006.

	Three months ended September 30,		Nine months ended September 30,
Preferred Stock Dividends and Accretion	2007	2006	2007	2006
	As Reported	(Restated)	As Reported	(Restated)
Preferred stock dividends and accretion	—	$427, 977	—	1,622,819

 There are no preferred stock dividends or accretion of preferred stock in 2007 as a result of the conversion of all preferred stock to common stock by year end 2006.

	Three months ended September 30,		Nine months ended September 30,
Net Income	2007	2006	2007	2006
	As Reported	(Restated)	As Reported	(Restated)
Net earnings (loss) available to common shareholders	$11,361,571	$239,943	$23,517,177	$(749,324)
Earnings (loss) per share of common stock—diluted	$0.16	$0.00	$0.34	$(0.02)

Net earning (loss) available to common shareholders for the three and nine month periods ended September 30, 2007 increased over the comparable periods in 2006 due primarily to increased net sales and, to a lesser extent, increased other income, lower interest expense and the elimination of preferred stock dividends and accretion, offset in part by a substantial increase in tax expense.

Diluted earnings per share of common stock increased by $0.16 per share in the third quarter of 2007 compared with the third quarter of 2006 and by $0.36 per share for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Backlog

Our backlog reflects the number of vehicles for which we have received orders as of the measurement date. The calculation of backlog is subject to uncertainties and estimates, and there can be no assurance that we will deliver or receive payment for the vehicles we have included in our backlog. Likewise, our estimate of a contract’s or order’s potential value is subject to similar uncertainties and estimates and there can be no assurance that the actual revenues we realize from any contract or order will not be substantially less than our estimates. In addition, we may never generate vehicle sales or revenues from some of the contracts and orders that are included in our backlog or described below. The actual sales of vehicles and receipt of revenues from orders included in backlog may never occur or may change because a program’s schedule could change or the program could be cancelled or a program could be reduced, modified or terminated.

Recent Orders. The following summarizes certain orders that we received from January 1, 2007 through September 30, 2007. As noted in the foregoing discussion, the value of these contracts is estimated and whether or not we will in fact deliver or receive payment for these vehicles is subject to a number of uncertainties and any payments we do receive may be different from the estimated amounts set forth below. In addition, some of the vehicles manufactured to fill these orders will be produced pursuant to  our joint venture with GDLS described above and GDLS will therefore be entitled to receive all of the proceeds from sales of the vehicles that it manufactures pursuant to the joint venture.

On January 11, 2007, the U.S. Marine Corps awarded us a fixed price contract for 15 Cougar JERRVs. The value of this contract is approximately $9.4 million.

On January 26, 2007, we were one of several companies that the U.S. Marine Corps awarded an Indefinite Delivery, Indefinite Quantity, or ID/IQ, contract for the MRAP program. This contract allows the U.S. Marine Corps to place delivery orders with any of those companies for up to a total of 4,100 MRAP vehicles per ordering year for 5 years for a total possible vehicle quantity of 20,500. However, the U.S. Marine Corps is not required to order any additional vehicles under this contract and, as a result, we cannot give you any assurance as to the actual number of vehicles that may be ordered or whether those orders will be awarded to us. Some of the vehicles that may be ordered from us under this contract will be manufactured pursuant to our joint venture with GDLS. On January 26, 2007, the U.S. Marine Corps issued a delivery order to us for four MRAP vehicles to be used in survivability and mobility testing.

On February 14, 2007, we announced that we had received approximately $67.4 million contract award from the U.S. Marine Corps to produce 125 vehicles for its MRAP program. The work under these orders will be performed through our joint venture with GDLS, and GDLS will therefore be entitled to approximately 50% of the revenue under this contract.

On March 9, 2007, the U.S. Marine Corps issued a delivery order to us for 19 Buffalo mine-protected vehicles for a value of approximately $16.2 million.

On March 14, 2007, the Cougar Mastiff Protected Patrol Vehicle, or the Mastiff PPV, contract with the British Ministry of Defence was modified to add 22 additional Mastiff PPV’s, increasing the total number of Mastiff PPV’s to be delivered to 108 vehicles.

On April 18, 2007, the U. S. Marine Corps announced approximately $6.9 million contract awarded to us to provide sustainment integrated logistics support for the U.S. Marine Corps’ MRAP program.

On April 24, 2007, the U. S. Marine Corps released a delivery order to us for 772 Category I Cougar 4-wheeled and 228 Category II Cougar 6-wheeled vehicles for the U.S. Marine Corps’ MRAP program with a value of approximately $490 million. The work under these orders will be performed by our joint venture with GDLS, and GDLS will therefore be entitled to approximately 50% of the revenue under this contract.

On May 3, 2007, we received an $8.9 million contract to produce Buffalo and Cougar mine-protected vehicles for the Canadian Expeditionary Force Command. The U.S. Marine Corps Systems Command will administer the contract under a foreign military sales agreement.

On May 30, 2007, the U.S. Marine Corps awarded us a delivery order for 14 Buffalo vehicles for a value of approximately $12.0 million.

On June 20, 2007, we were awarded a delivery order by the U.S. Marine Corps for 455 MRAP vehicles, with a value of approximately $221 million. This order calls for 395 Category I Cougar four-wheeled and 60 Category II six-wheeled vehicles, which will be used by different branches of the United States military. The work under this order will be performed through our joint venture with GDLS, and GDLS will therefore be entitled to approximately 50% of the revenue under this contract.

On August 1, 2007 we were awarded work totaling approximately $5.3 million to produce more than 40 articulating interrogation arms for the Iraqi Light Armored Vehicle, or ILAV. As part of this award, a total of 22 additional new ILAV vehicles are also to be produced.

On August 10, 2007, we were awarded a delivery order by the U.S. Marine Corps for 125 Cougar Category I and II vehicles for MRAP Program, for a total consideration of approximately $69 million. The work under this order will be performed through our joint venture with GDLS, and GDLS will therefore be entitled to approximately 50% of the revenue under this contract.

The following table sets forth our vehicle deliveries for the respective periods shown below as well as our total backlog as of September 30, 2007. The backlog shown in the following table is “funded” backlog, meaning that it reflects vehicles for which we have received orders and for which funding has been appropriated and authorized for expenditure by the applicable agency.

Vehicle Deliveries and Backlog

	Three Months Ended
	March 31, 2006	June 30, 2006	Sept 30, 2006	Dec 31, 2006	March 31, 2007	June 30, 2007	Sept 30, 2007 (3)	Funded Backlog (1) Sept 30, 2007
Buffalo	3	5	3	15	18	17	21	47
Cougar (all variants)	45	59	55	100	181	212	353	1,367
Total	48	64	58	115	199	229	374	1,414	(2)

(1)  This does not include any post September 30, 2007 awards. See note 18, Subsequent Events of our consolidated financial statements included elsewhere in this report.

(2)  Of the 1,414 vehicles  included in the Company’s backlog as of September 30, 2007, 706 vehicles are expected to be manufactured and delivered by the Company while GDLS is expected to manufacture and deliver the remaining vehicles pursuant to the Company’s joint venture with GDLS.

(3) Included in the quarter ended September 30, 2007 are 62 vehicles produced by GDLS under the joint venture.

Trends, Risks And Uncertainties

The results of our operations for the nine months ended September 30, 2007 reflect the costs associated with continued expansion of our manufacturing facility and capabilities to meet the expected demand for our vehicles for potential future and follow-on orders. This included substantial vehicle and automotive engineering work, manufacturing engineering development, hiring and training workforce and the expansion of our manufacturing, warehousing and administrative facilities. We continue to face the challenges of expanding our manufacturing capacity to fully exploit all opportunities. These activities have required a significant commitment of short term resources, but we expect to achieve long term benefits.

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

Liquidity And Capital Resources

Our cash flows from operating, investing and financing activities for the nine months ended September 30, 2007 and 2006, are summarized as follows:

	For the nine months ended September 30,
	2007	2006
		(As Restated)
Cash provided by (used for):
Operating activities	$(40,903,673)	$(8,338,366)
Investing activities	(44,353,869)	(4,371,788)
Financing activities	1,212,170	38,240,905
Net increase (decrease) in cash and cash equivalents	$(84,045,372)	$25,530,751

Cash used by operating activities was $40,903,673 during the first nine months of 2007 compared to $8,338,366 the first nine months of 2006. This change was primarily due to increased inventory as a result of higher volumes, increased past due receivables of $45 million on the MRAP program due to contract billing and customer funding issues, and reduced performance based payments, partially offset by increased earnings and higher accounts payable.

Cash used for investing activities was $44,353,869 during the first nine months of 2007 compared to $4,371,788 the first nine months of 2006. This change was due primarily to the purchase of a research and test facility (approximately $5.5 million), a facility to expand development and logistics training activities (approximately $4.1 million), warehousing facilities (approximately $4.6 million), manufacturing equipment and infrastructure costs (approximately $21.4 million) to support planned growth of the business and the purchase of our new manufacturing facility for production of our Cheetah vehicle in Roxboro, NC. (approximately $5.5 million).

Cash provided by financing activities was $1,212,170 during the first nine months of 2007 compared to $38,240,905 the first nine months of 2006. This change was primarily due to the issuance of common stock in a private placement in July 2006.

Capital required for costs associated with the expansion of our manufacturing capability and capacity is estimated to be up to $45 million in the fourth quarter of 2007.

The amount of capital that we will require depends on several factors, including without limitation, the extent and timing of sales of our products, inventory costs, costs of raw materials and components, labor costs, costs of improving our financial and accounting systems,  the timing and costs associated with the expansion of our manufacturing, development, engineering and customer support capabilities, the timing and cost of our product development and enhancement activities and our operating results. We currently estimate that the cash flow that we anticipate will be generated by our business, will be sufficient to meet our presently budgeted capital expenditures and our other presently anticipated cash needs for the remainder of 2007. We expect that we will require additional sources of capital after that time and, to the extent that our cash needs are greater than we anticipate, we may require additional capital before that time. We will therefore be required to obtain additional sources of capital, which may include borrowings or the issuance of debt or equity securities, including common stock, and there can be no assurance that such financing will be available to us when we need it or, if available, that the terms of any such financing will be satisfactory to us and not dilutive to our shareholders. Any failure to obtain necessary capital as and when required could have a material adverse effect on our business, prospects, results of operations and financial conditions.

On July 20, 2007, we entered into a $50 million revolving credit agreement with Wachovia Bank, National Association. Borrowings under the credit agreement bear interest at a floating rate per annum equal to the 1-month LIBOR rate plus 2.0%. All amounts payable under this credit agreement were originally due and payable on September 30, 2007. However, we entered into a modification agreement with the lender which extended the maturity of the credit agreement to January 9, 2008. Amounts payable under the credit agreement are secured by an interest in all of our personal property and fixtures. As of September 30, 2007, no borrowings were outstanding under the credit agreement.

Inflation and Material Cost:  We do not believe that inflation has had any significant impact on our net operating results for the years ended December 31, 2004, 2005 and 2006 and the nine months ended September 30, 2007. However, if the price of steel or other raw materials or components increases, our product expenses will increase. Because some  of our current contracts are fixed-price contracts, we will not be able to pass on any such increase in costs to our customers under such contracts, which would adversely affect our operating results.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in commodity prices. If the price of commodities increases significantly, the cost of our products could increase. It is unlikely we will be able to pass on this cost under our current contracts. As a result, if the cost of our raw materials increases, our results of operations will be adversely affected.

Foreign Currency

The majority of our business is denominated in U.S. dollars and as such, movement in the foreign currency markets will have a minimal direct impact on our business.

Interest Rates

We have a money market account where excess cash is invested at LIBOR minus 40 basis points.

Our current equipment financing is at a fixed rate while our bank line of credit entered into on July 20, 2007 as noted above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Resources” in Part I, Item 2 of this report is at a floating rate. As we did not have any borrowings under this line of credit as of September 30, 2007, we are not currently directly at risk of interest rate fluctuations. Interest rate risk may become a more significant issue for us, as our financing needs change in the future.

To date, we have not used any derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest rates, foreign currency exchange, or commodity prices. We are not a party to leveraged derivatives nor do we hold or issue financial investments for speculative purposes.

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, and in light of the material weaknesses in our internal control over financial reporting that are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as amended, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our management concluded so, in part, because (1) we did not maintain effective policies and procedures related to the accounting for specific equity issuances, including accounting for stock-based compensation in accordance with statement of Financial Accounting Standard (“SFAS”) No. 123, Share-Based Payment, and accounting for convertible and redeemable preferred stock and warrants. This deficiency resulted in errors in the Company’s accounting and disclosures for these equity issuances and related earnings per share calculations. (2) We did not maintain effective controls to ensure the accuracy of disclosures in our financial statements and classification of certain financial transactions in the financial statements. Specifically, we failed to classify the allowance for contractual adjustments as a reduction in receivables and had incorret or inadequate disclosures in financial statement disclosures related to the non-recurring warranty, statement of shareholder’s equity, deferred tax assets, liabilities and related income tax expense, deferred tax assets, liabilities and related income tax expense, contingency losses, discontinued operations, receivables and factoring accounts, debt and the statement of cash flows in our financial statements. (3) As discussed below in changes in internal controls, during the third quarter, we have also encountered turnover in financial reporting personnel and implementation issues of our new Enterprise Resource Planning (“ERP”) computer system.

Our disclosure controls and procedures include components of our internal control over financial reporting. In designing and evaluating our disclosure controls and procedures.

management recognizes that any controls, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, with the Company have been detected.

See Part II, Item 1A, Risk Factors, of this report.

Changes in Internal Controls over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluates any changes in our internal control over financial reporting that occured during each fiscal quarter that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

We believe the following changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) occurred during the third quarter of 2007 that materially affected or were, reasonably likely to materially affect our internal control over financial reporting.

Throughout 2007 and including the third quarter of 2007, we have dedicated a significant amount of time and resources to revise our internal controls to remediate the material weaknesses noted in our Annual Report on Form 10-K/A filed on October 15, 2007 and to enhance existing internal controls because of our significant growth. We have added new in house legal counsel and key management in financial operations. Financial operations role is to focus on implementation of our new ERP system and its communication with all other significant business systems in the Company to ensure accurate financial reporting. We have also engaged a third party with expertise in internal controls to review documents and revise (as necessary) internal controls in an analysis of our key business operating systems.

In the third quarter of 2007, we implemented the inventory component of our ERP system and encountered issues in reconciliation of the physical inventory to the ERP system balances, requiring us to add additional manual controls to the process to correct these issues. This has delayed our implementation to the new ERP system. Also, we have encountered financial reporting personnel turnover in our financial reporting department which has delayed our quarterly reporting.

We continue to remediate material weaknesses and enhance our internal controls for our continued growth but cannot guarantee that our efforts will result in remediation of our material weakness or that new issues will not be exposed in this process.

Chief Executive Officer and Chief Financial Officer Certifications. The certifications of our Chief Executive Officer and Chief Financial Officer, which are attached as Exhibits 31.1 and 31.2 to this report, include information about our disclosure controls and procedures and internal control over financial reporting. These certifications should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by the certifications.

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings.

On August 21, 2007 the Company filed suit against Protected Vehicles, Inc. (“PVI”) and three of PVI’s employees (all of whom are former Company employees) in the United States District Court for the District of South Carolina alleging that the named defendants used the confidential information and trade secrets of the Company to set up a competing business, and seeking injunctive relief, unspecified damages, and attorneys’ fees and costs.  The defendants answered the complaint and filed counterclaims against the Company alleging, among other things, that the Company and several of its current and former officers and directors engaged in certain transactions in which such officers and directors maintained a financial interest,  engaged in allegedly wrongful acts with respect to a procurement contract with a foreign government, and engaged in certain allegedly retaliatory acts in connection with defendants’ prior attempts to bring such activities to the attention of Company personnel or governmental agencies.  Since filing the counterclaims, Defendants have agreed to withdraw several of their causes of action.  Defendants seek unspecified monetary damages and attorneys’ fees and costs.

From February 2007 through October 2007, the Company has received a total of 60 complaints from current and former employees filed with the United States Equal Employment Opportunity Commission.  The Company has responded to the complaints as such responses have become due, and is investigating the allegations.

The Company is also a party to other litigation which it considers routine and incidental to our business.

Item 1A.   Risk Factors.

RISK FACTORS

You should carefully consider the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q and the risk factors contained in our Annual Report on Form 10-K/A. These risks could have a material and adverse impact on our business, prospects, results of operations, financial condition and cash flows. The risks and uncertainties we have described below are not the only ones we face. Additional risks and uncertainties, including risks and uncertainties not presently known to us or that we currently deem immaterial, may also adversely affect us.

A reduction of U.S. force levels in Iraq may adversely affect our results of operations.

We have received substantial orders from the U.S. military for the U.S. Department of Defense for Mine Resistant Ambush Protected (“MRAP”) vehicles, which accounted for substantially all of the increase in our net sales during the first nine months of 2007. These orders have resulted, in significant part, from the particular combat situations encountered by the U.S. military in Iraq and Afghanistan, especially the use of Improvised Explosive Devices (“IEDs”) by enemy combatants. We cannot be certain, therefore, to what degree the U.S. military will continue placing orders under the MRAP program, and these orders may decrease significantly or cease, particularly, if the U.S. military were to reduce its force levels or withdraw completely from Iraq. A significant reduction in orders from the U.S. military MRAP program would have a material adverse effect on our business, financial condition, results of operations and liquidity.

Uncertainty about future orders could adversely affect our business prospects and negatively impact our stock price.

The main uncertainty about our future operations is whether we will continue to receive additional orders or contracts for our vehicles. Our current orders for MRAP vehicles allow us to continue production through April 2008. It is impossible to predict with certainty whether such future orders or contracts will be placed by existing or new customers. If we do not receive future orders or contracts, it is unlikely that our business will continue.

We rely heavily on U.S. government contracts and if the U.S. government does not continue purchasing our products, our business may fail.

Substantially all of our income comes from our U.S. government contracts either as a prime contractor or as a subcontractor to another prime contractor to the U.S. government. In addition to normal business risks, contracts with the U.S. government are subject to unique risks, many of which are beyond our control.

At the present, we serve the U.S. defense market and our sales are highly concentrated within the U.S. government, including foreign military sales. For the calendar year ending December 31, 2006 and the nine months ended September 30, 2007, substantially all of our net sales were derived from the U.S. government and substantially all of our accounts receivable were attributable to direct sales to the U.S. government or as a subcontractor to another prime contractor to the U.S. government.

Our two largest contracts, in terms of value, are with the U.S. Marine Corps under the MRAP program. The largest contract, which was competitively bid, is expected to be assigned to Force Dynamics, LLC pursuant to our joint venture with General Dynamics Land Systems (“GDLS”) described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item II of this report, if the U.S. government agrees to the novation of that contract to the joint venture. This contract is an indefinite delivery/indefinite quantity (“ID/IQ”) contract which allows the U.S. government to order a maximum of 4,100 MRAP vehicles for a period of five years. It was awarded in January of 2007 and expires in 2012. However, the U.S. government is not required to issue any further vehicle orders under this contract. At least eight other contractors were awarded similar contracts and two (2) of these other contractor groups have received substantial orders. Together, the company and these two others contractor groups account for approximately 39% of the current MRAP vehicles awarded to date with approximately 2% going to the remaining contractors. There are approximately 59% of the remaining 20,080 MRAP vehicles to be awarded.

The second largest contract, which was awarded to us on a sole source basis, is also under the MRAP program. It will continue to be performed exclusively by us because it is not part of our joint venture arrangement with GDLS. These two contracts collectively generated approximately 71% of our net sales for the nine months ended September 30, 2007.

We cannot be certain to what degree the U.S. military will continue placing orders for the MRAP program, and these orders may cease if the U.S. military were to withdraw completely from Iraq and Afghanistan. A significant reduction in future orders from the U.S. military MRAP program would have a material adverse effect on our business, financial condition, operations and liquidity.

Our business may be materially affected if we are unable to sell the Cheetah armored vehicle, a new product, in the quantities that we anticipate.

We plan to make substantial expenditures to equip a facility to manufacture our Cheetah armored vehicle, and our business may be materially adversely affected if we are unable to sell the Cheetah in the quantities we anticipate or at all.

The Cheetah is our newest vehicle. We believe that the U.S. military is planning to replace the High Mobility Multi-wheeled Vehicle, or Humvee, under the Joint Light Tactical Vehicle, or JLTV, program. We are developing the Cheetah as a potential replacement for the Humvee and we are currently outfitting a new facility to produce the Cheetah. We currently estimate that we will spend a total of approximately $50 million to outfit and equip this new facility, although the actual amount we expend for that purpose may be greater, of which approximately $10 million had been expended through September 30, 2007.

In addition, we have begun to purchase components and other raw materials, hire and train employees and incur other expenses in order to produce the Cheetah at this new facility. However, we have not received any orders for the Cheetah and the Cheetah is still undergoing evaluation by the U.S. military and defense agencies of foreign countries. To the extent that we do not receive orders for the Cheetah in the quantities we anticipate, or if those orders are received later than we anticipate, or if we incur delays or unforeseen expenses in connection with outfitting and equipping this facility, our business, prospects, results of operations and financial condition may be materially adversely affected. Likewise, it is possible that the U.S. military may require changes to the Cheetah, which may result in additional expense and delays.

We have not yet begun to manufacture the Cheetah vehicle in commercial quantities. As of September 30, 2007, we had manufactured a limited number of Cheetah vehicles, all of which have been used solely for testing and demonstration purposes. We currently anticipate that we will begin production of the Cheetah at this new facility in the first quarter of 2008, although there can be no assurance that the commencement of production will not be delayed beyond this date. However, we intend to begin production at this facility whether or not we have any orders or contracts for the Cheetah at the time. This means that we may be incurring expenses for components, raw materials, wages and salaries and other expenses in connection with producing the Cheetah without any contracts or orders from customers to purchase the vehicles we manufacture, which would expose us to additional risk. Moreover, we may experience difficulties, expenses and delays in starting up production at this new facility, as we have no prior experience in manufacturing the Cheetah vehicle in commercial quantities and it may take a substantial period of time for us and our employees to develop sufficient familiarity with this new facility in order for us to achieve requisite efficiencies in producing the Cheetah.

We are now a large business and may be precluded from entering into new contracts with the U.S. government unless our financial and accounting systems are improved sufficiently to meet government standards.

In order to enter into contracts with the U.S. military, a contractor’s financial and accounting systems must generally meet the standards established by the Federal Acquisition Regulation (“FAR”) and the Cost Accounting Standards (“CAS”). Compliance is usually reviewed by the Defense Contract Audit Agency (“DCAA”), an arm of the Department of Defense. Contractors who do not meet these standards generally are not eligible to win new contracts from the U.S. government.

Because we previously were a small business, we were not required to comply with all of the financial and accounting requirements in order to enter into contracts with the U.S. military. However, as a result of the growth of our business, we are no longer a small business, and we therefore will be required to meet these additional financial and accounting standards. We have been advised by the DCAA that our financial and accounting systems do not meet these requirements and, although we have been seeking to improve these systems, we have extensive work remaining in order to meet these standards. There can be no assurance as to when we will be able to meet these standards and, until we are able to do so, we may not be eligible for new contract awards by the U.S. military. Accordingly, any failure to meet these standards will likely have a material adverse effect on our business.

The DCAA has issued audit reports that have been highly critical of our finances and financial accounting system, that have questioned our ability to perform our government contracts, and that have questioned or disallowed significant proposed charges under some of our government contracts.

U.S. government agencies, generally through the DCAA, routinely audit and investigate government contracts and government contractors’ administrative processes and systems. The audits may review the costs we incur on our U.S. government contracts, including allocated indirect costs. The auditor may also review our compliance with applicable laws, government regulations, policies and standards and the adequacy of our internal control systems and policies, including our purchasing, property, estimating, compensation and management information systems. An adverse finding under a DCAA audit could result in the disallowance of our costs under a U.S. government contract, termination of U.S. government contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. Any costs found to be improperly allocated or otherwise improperly accounted for may not be paid or reimbursed, and any such costs previously paid or reimbursed may have to be refunded. We have recorded contract revenues based upon costs we expect to realize upon the final audit. However, we do not know the outcome of any future audits and adjustments and we may be required to reduce our revenues or profits upon completion and final negotiation of audits. If any audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. In addition, responding to governmental audits may involve significant expense and divert management attention.

Moreover, if any of our administrative processes and systems are found not to comply with the applicable requirements, we may be subjected to increased government scrutiny or required to obtain additional governmental approvals that could delay or otherwise adversely affect our ability to compete for or perform contracts. Therefore, an unfavorable outcome to an audit by the DCAA or another government agency, could materially adversely affect our competitive position and result in a substantial reduction of our revenues.

The DCAA has issued a number of audit reports concerning some of our contracts with the U.S. military. These reports have generally been highly critical of our finances and financial accounting systems. The DCAA has issued at least eight audit reports on our operations and contracts from May of 2004 through  October of  2007. Some of these audit reports focused on proposals that we submitted or on our accounting systems. With respect to our proposal submissions, DCAA has repeatedly found that we did not submit our proposals in the correct format, that required data were missing, and that our proposal often lacked a proper basis for the costs submitted. In several of these audits, DCAA found that our accounting systems were inadequate, that our books failed to reconcile our general ledger with our cost summaries, that our systems did not track and properly account for direct and indirect costs, and that our systems are unable to segregate pre-production and production costs. In addition, DCAA audit reports in September 2006 and March 2007 considered us to have an unfavorable financial condition.

On January 25, 2006, the U.S. Army Tank-automotive and Armaments Command (“TACOM”) audited the company to evaluate the adequacy of our ISO-9001:2000 Quality System. The audit report identified critical areas of non-compliances and weaknesses in our quality system of control and provided various recommendations to address the deficiencies.

The Company is taking steps to improve its financial systems and to address the issues raised by the DCAA, TACOM and the Department of Defense Inspector General. For example, we are implementing a new financial system,. Although we indicated in our responses to certain audit responses that we planned to have the system operational by July 2007, it is still not fully operational. There can be no assurance as to whether we will be able to address these issues to the satisfaction of these agencies and, if we are unable to do so, we may be subject to price reductions, contract terminations, civil and criminal penalties, and other sanctions, including forfeitures of profits, suspension of payments, fines and suspension or debarment from doing business with the federal government as a prime or subcontractor. Accordingly, any failure to meet these standards could have a material adverse effect on our business.

The Inspector General of the U.S. Department of Defense has issued a report questioning the award of sole source contracts to us and criticizing our performance.

Because of the need to accelerate deliveries of blast resistant vehicles to U.S. forces in Iraq, certain of our contracts with the U.S. government were awarded to us on a “sole source” basis, meaning that our competitors were not permitted to bid for the contracts. In a report dated June 27, 2007, the Inspector General of the U.S. Department of Defense criticized the award of these contracts without competitive bidding, noting that there were other vehicles that could have competed with our Cougar vehicle, and recommended that future contracts for JERRV vehicles be awarded through a competitive bidding process. The report further indicated that the U.S. Marine Corps agreed that future contracts should be awarded through competitive bidding. To the extent that future U.S. military contracts for blast resistant vehicles are subjected to competitive bidding, it is likely that a number of other companies, most of which have substantially greater resources than we do, will bid for those contracts. Accordingly, the use of competitive bidding could have a material adverse effect on our ability to obtain future awards and contracts and on our operating results, cash flow, liquidity and prospects.

The report further indicates that we “did not perform as a responsible contractor and repeatedly failed to meet contractual delivery schedules.”  The criticism that we did not perform as a “responsible contractor” indicates that, in the view of the Inspector General of the Department of Defense, our performance under the contracts reviewed in the report did not meet the requirements of the federal regulations establishing “responsibility” as a prerequisite to qualifying for the award of U.S. government contracts. To the extent that Department of Defense officials in charge of the awarding of procurement contracts for our types of vehicles conclude that we are not “responsible,” we would not be able to receive any such contracts.

In addition, in its description of the late delivery of vehicles by us, the report states that, of 233 Cougar, JERRV and Buffalo vehicles ordered by the Marine Corps under our contracts, 60% of the vehicles were delivered more than 30 days late under their original delivery schedules and that a substantial percentage were also more than 30 days late under revised delivery schedules. Moreover, in a contract relating to 122 JERRV vehicles, we agreed to pay liquidated damages of approximately $55,000 per vehicle (or a maximum of up to $6.7 million) in the event of late deliveries. The contract schedules were bilaterally modified and any liquidated damages that were due for late deliveries were paid by us. The report recommends that the U.S. military include in future contracts and enforce a provision requiring us to pay liquidated damages for late deliveries, which also could require us to make substantial payments and adversely affect our liquidity and results of operations. None of our current active contracts provide for liquidated damages.

We have identified material weaknesses in our internal control over financial reporting, which could adversely affect our ability to report our financial condition and results of operations accurately or on a timely basis, and we have concluded that our disclosure controls and procedures were not effective as of December 31, 2005, December 31, 2006 and September 30, 2007.   As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our stock.

Following our restating and amending of our financial statements and certain other additional financial information appearing in our Annual Reports on Form 10-K for the years ended December 31, 2006 and 2005 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, we identified a number of material weaknesses in our internal control over financial reporting and have now concluded that, as of December 31, 2005 and 2006 and September 30, 2007, we did not maintain effective control over financial reporting. Specifically, the control deficiencies that contributed to our material weaknesses included our lack of a sufficient complement of personnel with an appropriate level of accounting knowledge, experience with our company and training in the application of generally accepted accounting principles, or GAAP, commensurate with our financial reporting requirements.

As a result in part of these material weaknesses, we also have concluded that our disclosure controls and procedures were not effective as of December 31, 2005, December 31, 2006 and September 30, 2007 to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time period specified in the SEC rules and forms and (ii) is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. For a more detailed discussion of the previously identified matters, see “Item 9A:  Controls and Procedures” in our Annual Report on Form 10-K/A for the year ended December 31, 2006 filed on October 15, 2007.

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

Material weaknesses in our internal control over financial reporting could adversely impact our ability to provide timely and accurate financial information. If we are unsuccessful in implementing or following our remediation plan, or fail to update our internal control over financial reporting as our business evolves, we may be unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures. Any such failure in the future could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder and periodic management evaluation of our disclosure controls and procedures. If we are unable to report financial information in a timely and accurate manner or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC and NASDAQ, including a delisting from the NASDAQ Capital Market, securities litigation, and a general loss of investor confidence, any one of which could adversely affect our business prospects and the market value of our common stock.

We also have extensive work remaining to remedy the identified material weaknesses in our internal control over financial reporting and disclosure controls and this work will continue for the balance 2007 and perhaps beyond. There can be no assurance as to when all of the material weaknesses will be remedied. Until our remedial efforts are completed, management will continue to devote significant time and attention to these efforts, and we will continue to incur expenses associated with the additional procedures and resources required to prepare our financial statements and to remediate these weaknesses. Certain of our remedial actions, such as efforts to hire additional qualified personnel and implement a new operating system, will be ongoing and will result in our incurring substantial additional costs even after our material weaknesses are remedied.

We may be subject to lawsuits resulting from the material weaknesses in our internal control over financial reporting.

As described in the preceding risk factor, we recently announced that we have identified material weaknesses in our internal control over financial reporting. It is possible that stockholders may institute securities class action or similar lawsuits against us as a result of this announcement seeking the payment of damages. We are aware that at least one law firm has issued a press release seeking clients that currently hold or have sold  our stock in 2007 because of a loss in trading value possibly due to our recent restatements. If any such lawsuits are instituted, they would likely be costly to defend and could involve the substantial diversion of management time and resources and have other adverse effects, and we may be required to make substantial payments to settle any such lawsuits or to satisfy any judgments that may be rendered against us.

We experienced a substantial increase in our net sales in 2006 and the nine months ended September 30, 2007 and our business could be adversely affected if we are unable to effectively manage our growth and deliver vehicles on schedule.

Our net sales have grown from approximately $10.2 million in 2004 and $49.7 million in 2005 to $196 million in 2006 and $441 million for the nine months ended September 30, 2007. We have sought to rapidly expand our operations and production capacity, and this growth has placed significant demands on our management and our administrative, operating and financial resources. This includes substantial vehicle and automotive engineering work, manufacturing engineering development, hiring and training our work force and the expansion of our manufacturing and administrative facilities. Moreover, we have never mass-produced vehicles and we have in the past encountered difficulties in both quality control and meeting delivery schedules. We continue to face the challenge of expanding our manufacturing capacity.

To the extent that this growth continues, it can be expected to continue to place a significant strain on our resources. Among other things, we will need to increase our production capacity, which will require time and significant capital, and will require that we hire and train additional qualified employees and managers, and we have in the past encountered difficulties in identifying and hiring qualified personnel and managers. Our future performance and results of operations will depend in large part on our ability to attract and retain qualified employees, management and other key personnel, our ability to implement successful increases to our production capacity and enhancements to our management, accounting and information technology systems, and our ability to adapt our facilities and systems, as necessary, to respond to growth in our business.

In addition, if we or our joint venture partner, GDLS, are unable to substantially perform, the customer could terminate the contract or claim damages, any of which could have a material adverse effect on our results of operations and financial condition. In addition, we have incurred and are continuing to incur significant costs associated with our expansion based on the expectation of future contract revenues, and the loss of contracts or a reduction in anticipated orders could have a material adverse effect on our liquidity, results of operations and financial condition.

We have entered into a joint venture that provides for a third party to manufacture our vehicles, which will reduce our potential profit from the sale of these vehicles and may pose additional risks.

In December 2006, we entered into a joint venture with GDLS. The joint venture provides for the production and life cycle support for our Cougar 4-wheeled and 6-wheeled vehicles for the MRAP Category I and Category II program requirements. The joint venture was amended on March 28, 2007 to include bids for awards under the Medium Mine Protective Vehicle, or MMPV, Program.  The joint venture submitted a proposal for awards under the MMPV Program.  On October 23, 2007, the joint venture was notified that its proposal would not be accepted and it would not receive awards under the MMPV program as a result of the proposal’s noncompliance to the solicitation. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item II of this report. Our ability to successfully deliver vehicles and obtain additional orders under these programs is critical to our success, and any failure to do so would have a material adverse effect on us.

We and GDLS are each expected to handle 50% of the manufacturing and other work required under these programs (with the division of work to be based on revenues rather than number of vehicles), although the joint venture agreement indicates that the work may not be allocated 50% - 50% initially. We entered into this joint venture, in part, because we did not have sufficient production capacity to meet the existing and anticipated orders for these vehicles.

Since inception of the joint venture, 100% of the revenues from the contract to be assigned to the  joint venture (including revenues from vehicles manufactured by GDLS) have been included as net sales in our financial statements and 100% of the revenues from the contract to be assigned to the joint venture will continue to be included as net sales in our financial statements until such time as the relevant contract is novated from the Company to the joint venture as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item II of this report, at which point we will thereafter recognize revenues only from those vehicles sold through the joint venture that we actually manufacture. To offset the inclusion of revenue from vehicles manufactured by GDLS in our financial statements, we also include (and, until contract novation, will continue to include) in our financial statements an amount equal to 100% of those revenues as cost of sales.

So long as we continue to include 100% of the revenues from vehicles manufactured by GDLS as net sales and an amount equal to 100% of those revenues as cost of sales in our financial statements, it is expected to cause our cost of sales, expressed as a percentage of our net sales, to increase, and we expect that this increase will be greater if and to the extent that revenues from vehicles sold by the joint venture increase. Notwithstanding the foregoing accounting treatment, we do receive and are entitled to receive license fees on each vehicle manufactured by GDLS under the joint venture agreement.

For the nine months ended September 30, 2007, the adverse impact described in the preceding paragraph was limited, as our net sales included only approximately $33 million attributable to vehicles manufactured and sold by GDLS pursuant to the joint venture, compared to our total net sales of $441 million for that period. However, we expect that revenues from the joint venture will increase substantially in the fourth quarter of 2007 and, as a result, the adverse impact on cost of sales as a percentage of net sales is expected to increase, perhaps substantially. If and to the extent that revenues from the joint venture increase, then, until such time as the contract with the U.S. Marine Corps is novated from us to Force Dynamics, we expect that our cost of sales as a percentage of net sales will continue to increase.

In addition, GDLS will manufacture Cougar vehicles pursuant to the joint venture at its own facilities pursuant to a license agreement in accordance with our design. However, we do not have any direct control over GDLS’ manufacturing processes. If GDLS does not deliver vehicles as and when required by our customers or that meet the terms of the applicable orders, our reputation may be harmed and our results of operations and ability to obtain new orders may suffer.

In the event that GDLS desires to sell or transfer its interest in the joint venture, we will have the option to purchase the GDLS’ interest in the joint venture at the price offered by GDLS. If we decide not to purchase GDLS’ interest, then GDLS may sell its interest in the joint venture to a third party. As a result, we may become subject to a joint venture agreement with a third party with whom we will be required to share program development responsibilities. Although the new party to the joint venture agreement will be bound by the same terms of our joint venture agreement with GDLS, we can make no assurances that such third party will discharge its joint venture responsibilities and otherwise comply with the terms of the joint venture agreement.

Our results of operations may be adversely affected by the “definitization” of our sole source contracts.

Many of the contracts we have previously received from the U.S. military have been sole source contracts that are subject to “definitization,” meaning that the contract price is not agreed upon at contract inception. Instead, following award of the contract, we and the U.S. government seek to agree upon a contract price based upon our cost of performing the contract. We have the right to submit a proposed price, but our price is subject to final review and approval by the contracting officer, who may require that we use a different price. In addition, if agreement is not reached by a specified date, the contracting officer may unilaterally determine a price. The definitization process can be time consuming and can take months or even years to complete. During the definitization process, we are required to perform the contract work and make deliveries before the final contract price has been established. For this reason, as part of the original award, we provide a rough order of magnitude, or “ROM”, price to be used for invoicing and accounting purposes pending definitization.

As result of the potential adjustments related to the definitization process, we maintain an allowance for contractual adjustments. This allowance is based on historical data and is reviewed and adjusted periodically.

In the past, the definitization process has adversely affected our operating results. For example, in 2004 we received an order to produce Buffalo vehicles and we completed delivery of these vehicles in 2005. However, we were unable to reach agreement with the U.S. government on the price of these vehicles and, in September 2005, the contracting officer unilaterally modified the contract to provide for a definitized price that was approximately $1.2 million less than the amount we had requested. Likewise, a contract for certain JERRV Cougars was definitized in 2006. We initially accrued approximately $367,000 as a contingency reserve related to the definitization of this contract, but the final definitized contract price represented a reduction of approximately $3.4 million from our original proposal. Accordingly, there can be no assurance that our allowances for the definitization process will be accurate or that the actual prices we receive under contracts subject to definitization will not be substantially less than our estimates, which would adversely affect our operating results and could result in losses.

We rely on subcontractors to perform some of the assembly of our vehicles and the loss of any critical subcontractors could halt our manufacturing operations; in addition, subcontractors may increase the amounts they charge us, adversely affecting our operating results.

 Some of the major components of our vehicles are installed by subcontractors. For example, the capsules of our  Cougars are shipped to Spartan Chassis, Inc. in Charlotte, MI, which supplies and installs the engine, transmission, transfer case, drive shafts, differentials, axle assemblies, tires, fuel tank, steering and associated hardware. If any of our critical subcontractors were to cease doing business with us (whether voluntarily or due to other events), we would be required to locate a substitute subcontractor or where possible perform the work ourselves. Likewise, any inability of these subcontractors to perform these services on a timely basis may result in a delay in deliveries to our customers.

 The amounts we pay to some of these subcontractors represent a very significant portion of the overall costs of our Cougar vehicles. However, certain of our subcontractors have not entered into subcontracts with us to provide these services, although we do have purchase orders covering scope, price and quantities but other terms and conditions have yet to be agreed upon. This means that we may have issues regarding some terms and conditions, any of which could have a material adverse affect on our business and results of operations

We had losses from our inception through the fiscal year ended December 31, 2005.

We have historically generated substantial losses, which made it difficult to fund our operations and  execute our business plan and adversely affected our stock price. We experienced net losses of approximately $8.1 million for 2003, approximately $12.0 million for 2004 and approximately $14.4 million for 2005 and have experienced negative cash flows from operations in the amount of approximately $3.4 million for 2003,  approximately $12.1 million for 2004, approximately $18.6 million for 2005, approximately $25.9 million for 2006 and approximately $40.9 million for the nine months ended September 30, 2007.

Some of the losses were incurred as a result of investments in new product development, inefficiencies while we built up our operations and marketing costs. While we did not incur net losses in 2006 and the first nine months of 2007, there can be no assurance that we will not incur net losses again in the future. In particular, we have made and will continue to make substantial expenditures to expand our facilities and production capacity and there is a risk that we will not be able to generate revenues sufficient to offset these expenses. In addition, because large portions of our expenses are fixed, we generally are unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, we may experience net losses in the future, which may make it difficult to fund our operations and achieve our business plan.

We have recently added significant manufacturing capacity to our leased facilities. If demand for our products declines, we may have inefficient or under-utilized capacity, and our gross margins and cash flow may suffer and we may incur losses.

In response to the increased demand for our ballistic- and blast- protected vehicles, we have added significant manufacturing capacity during each of the past several years, and we expect to expand our capacity further in the future. Specifically, these include improvements to our leased facilities we are further equipping to manufacture our Buffalo and Cougar vehicles. Demand for these products may not remain at levels sufficient to utilize all of the manufacturing capacity that we have added and that we are in the process of adding and plan to add. Much of our manufacturing facilities and production equipment are special purpose in nature and cannot be adapted easily to make other products. If the demand for mine protected vehicles declines substantially from current levels, our facilities may have significant under-utilized capacity. Therefore, a substantial decline in demand for our mine protected vehicles could result in significant excess manufacturing capacity, which would  adversely affect our results of operations and could result in losses.

We expect that we will require additional capital to finance our capital expenditures and to provide for our working capital needs.

We expect that we may require substantial additional capital to finance our planned capital expenditures and provide for our working capital and other cash needs. Based on our currently anticipated capital expenditures and other cash needs, we currently anticipate that we will be required to obtain additional capital in 2008. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part I, Item II of this report. We may seek to obtain this additional capital through, among other things, borrowings or the issuance of debt or equity securities. There can be no assurance that we will be able to obtain any such additional capital on acceptable terms or at all. Any inability to obtain additional capital as and when required could have a material adverse effect on our business, prospects and results of operations.

Our U.S. government contracts generally are not fully funded at inception and are subject to termination. Our contracts with the federal government may be terminated or adversely modified prior to completion, which could adversely affect our business.

U.S. government contracts and subcontracts typically involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, extensive specification development, price negotiations and milestone requirements. Each U.S. government agency often also maintains its own rules and regulations with which we must comply and which can vary significantly among agencies. Governmental agencies also often retain some portion of fees payable upon completion of a project and collection of these fees may be delayed for several months or even years, in some instances.

U.S. government contracts generally are subject to termination or renegotiation at the convenience of the government, which could result in a large decline in revenue in any given quarter. Although government contracts have provisions providing for the reimbursement of costs associated with termination under these circumstances, the termination of a material contract could also result in a reduction in the number of employees. In addition, the timing of payments from government contracts is also subject to significant fluctuation and potential delay, depending on the government agency involved. Any such delay could result in a shortage in working capital. Should orders, production, or deliveries of our vehicles be significantly delayed, deferred, interrupted, reduced, or cancelled, such changes could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Federal government contracts generally contain provisions, and are subject to laws and regulations, that give the federal government rights and remedies not typically found in commercial contracts, including provisions permitting the federal government to:

•                                          terminate our existing contracts;

•                                          reduce potential future income from our existing contracts;

•                                          modify some of the terms and conditions in our existing contracts;

•                                          suspend or permanently prohibit us from doing business with the federal government or with any specific government agency;

•                                          impose fines and penalties;

•                                          subject us to criminal prosecution;

•                                          subject the award of some contracts to protest or challenge by competitors, which may require the contracting federal agency or department to suspend our performance pending the outcome of the protest or challenge and which may also require the government to solicit new bids for the contract or result in the termination, reduction or modification of the awarded contract;

•                                          suspend work under existing multiple year contracts and related delivery orders if the necessary funds are not appropriated by Congress; and

•                                          claim rights in technologies and systems invented, developed or produced by us.

The federal government may terminate a contract with us either “for convenience” (for instance, due to a change in its perceived needs) or if we default due to our failure or the failure of our joint venture partner to perform under the contract. If the federal government terminates a contract with us for convenience, we generally would be entitled to recover only our incurred or committed costs, settlement expenses and profit on the work completed prior to termination. If the federal government terminates a contract with us based upon our default, we generally would be denied any recovery for undelivered work, and instead may be liable for excess costs incurred by the federal government in procuring undelivered items from an alternative source. As is common with government contractors, we have experienced and continue to experience occasional performance issues under some of our contracts. We have in the past received and may in the future receive show-cause or cure notices under contracts that, if not addressed to the federal government’s satisfaction, could give the government the right to terminate those contracts for default or to cease procuring our services under those contracts

Our business may be materially affected by our inability to obtain or to maintain valid U.S. government security clearances.

Our business may suffer if our facilities or certain of our employees are unable to obtain or retain the security clearances or other qualifications needed to perform services for our clients.

Many of our Federal government contracts require certain of our employees and facilities used in specific engagements to hold security clearances and to clear National Agency Checks and Defense Security Service checks. Our failure to comply with these contract terms, rules or regulations could expose us to substantial penalties, including the loss of these contracts and disqualification as a U.S. government contractor. Depending on the level of clearance, security clearances can be difficult and time-consuming to obtain. To the extent we cannot obtain or maintain the security clearances necessary for our facilities or our employees working on a particular contract or to the extent our facilities or our employees do not successfully clear necessary National Agency Checks or Defense Security Service checks, we may not derive the revenue anticipated from the contract, and our operating results could be materially adversely affected.

We must comply with numerous miscellaneous federal national security laws, regulations, and procedures,  and our failure to comply could harm our operating results.

We must observe laws and regulations relating to the formation, administration and performance of federal government contracts that affect how we do business with our clients and impose added costs on our business. For example, the FAR and the industrial security regulations of the Department of Defense and related laws include provisions that:

•                                          allow our federal government clients to terminate or not renew our contracts if we come under foreign ownership, control or influence;

•                                          require us to prevent unauthorized access to classified information; and

•                                          require us to comply with laws and regulations intended to promote various social or economic goals.

We are subject to industrial security regulations of the Department of Defense and other federal agencies that are designed to safeguard against foreigners’ access to classified information. If we were to come under foreign ownership, control or influence, we could lose our facility security clearances, which could result in our federal government customers terminating or deciding not to renew our contracts, and could impair our ability to obtain new contracts.

Our failure to comply with applicable laws, regulations or procedures, including federal regulations regarding the protection of classified information, could result in contract termination, loss of security clearances, suspension or prohibition from contracting with the federal government, civil fines and damages and criminal prosecution and penalties, any of which could materially adversely affect our business.

Our backlog and the value of contracts and orders we have received is subject to numerous uncertainties, and we may not sell or receive payment for all of the vehicles we have included in backlog and our estimate of the value of these contracts and orders may be inaccurate, any of which reduce our revenue in future periods.

Our backlog reflects the number of vehicles for which we have received orders as of the measurement date. Our backlog does include vehicles to be manufactured by GDLS under the joint venture described under “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Part I, Item II of this report.

Our backlog is subject to numerous uncertainties and estimates, and there can be no assurance that we will deliver or receive payment for the vehicles we have included in our backlog. Likewise, our estimate of a contract’s or order’s potential value is subject to similar uncertainties and estimates and there can be no assurance that the actual revenues we realize from any contract or order will not be substantially less than our estimate. In addition, federal contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under a contract may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.

Our estimate of backlog and the potential value of our contracts and orders is likely to be inaccurate because the timing of any of these vehicles sales and revenues is dependent upon subsequent appropriation and allocation of funding and is subject to various contingencies, such as timing of delivery orders, many of which are beyond our control. In addition, we may never generate vehicle sales or  revenues from some of the engagements that are included in our backlog and this risk is greater with respect to unfunded backlog. The actual sales of vehicles and receipt of revenues on engagements included in backlog may never occur or may change because a program schedule could change, the program could be canceled, the governmental agency could elect not to exercise renewal options under a contract or could select other contractors to perform services, or a contract could be reduced, modified or terminated. We adjust our backlog on a quarterly basis to reflect modifications to or renewals of existing contracts or delivery orders, awards of new contracts or delivery orders. Additionally, the maximum contract value specified under a government contract or delivery order awarded to us is not necessarily indicative of the revenues that we will realize under that contract. We also derive revenues from ID/IQ contracts, which typically do not require the government to purchase a specific amount of goods or services under the contract other than a minimum quantity which is generally very small. If we fail to sell vehicles or realize revenue included in our backlog, our revenues and operating results could be materially adversely affected.

Most of our contracts are firm fixed-price, which could subject us to losses if there are cost overruns.

Most of our current U.S. government projects are contracted on a fixed-price basis. Under a fixed-price contract, we receive only the amount indicated in the contract, regardless of the actual cost to produce the goods. While firm fixed-price contracts allow us to benefit from potential cost savings, they also expose us to the risk of cost overruns. If the initial estimates that we use to calculate the contract price and the cost to perform the work prove to be incorrect, we could incur losses. In addition, some of our contracts has specific provisions relating to cost, scheduling, and performance. If we fail to meet the terms specified in those contracts, then our cost to perform the work could increase or our price could be reduced, which would adversely affect our financial condition. We may incur losses on fixed price contracts that we had expected to be profitable, or such contracts may be less profitable than expected, which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Our current credit facility is due to expire on January 9, 2008.

We currently have a $50 million credit facility that expires on January 9, 2008. Although we did not have any borrowings outstanding under this credit facility as of September 30, 2007, it provides us with the ability to obtain capital if cash available from other sources is insufficient to meet our needs. In the event that we do not renew this credit facility or obtain another credit facility, we will not have the ability to make revolving credit borrowings to finance our business, which could have a material adverse effect on our results of operations and financial conditions.

We may be named in lawsuits for numerous reasons, the outcome of which cannot be determined.

Doing business in today’s litigious environment inherently has several associated risks concerning our business, our products or other unforeseen reasons. If we were named as defendants in litigation resulting from product liability, contractual breaches or any other grounds, those claims would divert financial and management resources that would otherwise be used to benefit our company. Although we may have meritorious defenses to these claims, no assurances can be given that the results of any litigation matter would be favorable to us. An adverse resolution of any lawsuit could have a material affect on our financial position and results of operation.

We have also become aware of potential claims by a temporary reporting contractor whose services were recently terminated. The contractor alleges that the Company terminated his engagement in retaliation for his allegations of certain corporate governance, government contracting, accounting, and other irregularities. We are investigating the issues raised by the individual.

See “Legal Proceedings” in Part II, Item I of this report.

Our products are subject to export limitations and we may be prevented from shipping our products to certain nations or buyers.

We are subject to federal licensing requirements with respect to the sale and support in foreign countries of certain of our products and import of components for our products. In addition, we are obligated to comply with a variety of federal, state and local regulations, both domestically and abroad, governing certain aspects of our international sales and support, including regulations promulgated by, among others, the U.S. Departments of Commerce, Defense, State and the U.S. Department of Justice, Bureau of Alcohol, Tobacco, Firearms and Explosives.

Such licenses may be denied for reasons of U.S. national security or foreign policy. In the case of certain large orders for exports of defense equipment, the Department of State must notify Congress at least 15-30 days, depending on the size and location of the sale, prior to authorizing certain sales of defense equipment and services to foreign governments. During that time, Congress may take action to block the proposed sale. We can give no assurance that we will continue to be successful in obtaining the necessary licenses or authorizations or that Congress will not prevent or delay certain sales. Any significant impairment of our ability to sell products outside of the U.S. could negatively impact our results of operations and financial condition

For products and technology exported from the U.S. or otherwise subject to U.S. jurisdiction, we are subject to U.S. laws and regulations governing international trade and exports, including, but not limited to the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”), the Foreign Military Sales (“FMS”) program and trade sanctions against embargoed countries and destinations administered by the Office of Foreign Assets Control (“OFAC”), U.S. Department of the Treasury. We have discovered shortcomings in our export compliance procedures. We are currently analyzing product shipments and technology transfers, working with U.S. government officials to ensure compliance with applicable U.S. export laws and regulations, and enhancing our export compliance system. We have made voluntary disclosures to the Department of State and provided additional documentation to the U.S. Department of State regarding compliance issues. A determination by the U.S. government that we have failed to comply with one or more of these export controls or trade sanctions could result in civil or criminal penalties, including the imposition of significant fines, denial of export privileges, loss of revenues from certain customers, and debarment from U.S. participation in government contracts. Any one or more of these sanctions could have a material adverse effect on our business, financial condition and results of operations.

Like other companies operating internationally, we are subject to the Foreign Corrupt Practices Act (“FCPA”) and other laws which prohibit improper payments to foreign governments and their officials by U.S. and other business entities. We operate in countries known to experience endemic corruption. Our extensive operations in such countries create the risk of an unauthorized payment by one of our employees or agents which would be in violation of various laws including the FCPA. Violations of the FCPA may result in severe criminal penalties which could have a material adverse effect on our business, financial condition and results of operations.

Additionally, the failure to obtain applicable governmental approval and clearances could materially adversely affect our ability to continue to service the government contracts we maintain. Exports of some of our products to certain international destinations may require pre-shipment authorization from U.S. export control authorities, including the U.S. Departments of Commerce and State, and authorizations may be conditioned on end-use restrictions. Failure to receive these authorizations may materially adversely affect our revenues and in turn our business, financial condition, results of operations and liquidity from international sales.

While we continually work to enhance our international trade compliance programs, we cannot assure you that we are or will be in full compliance at all times with applicable laws and regulations governing the export and deemed export of defense articles, defense services, and dual-use products and services that are controlled by U.S. and/or foreign governments. In those instances where we have identified non-compliances with applicable laws or regulations, we have taken affirmative steps to correct or mitigate such identified failures and to self-report them to the cognizant U.S. or foreign government agencies. We also import foreign-made components and materials for use in our manufacturing processes, which may be subject to import duties and other regulations. Violations of international trade (Export/Import) controls in the U.S. and elsewhere may result in severe criminal and/or civil penalties, which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Our international business may pose greater risks than our domestic business due to the greater potential for changes in foreign economic and political environments. Our international business is also highly sensitive to changes in foreign national priorities and government budgets. Sales of military products are affected by defense budgets (both in the U.S. and abroad) and U.S. foreign policy.

Sales of our products and services internationally are subject to U.S. and local government regulations and procurement policies and practices including regulations relating to import-export control.

We must comply with environmental regulations or we may have to pay expensive penalties or clean up costs.

We are subject to federal, state and local laws and regulations regarding the protection of the environment, including air, water and soil. Our manufacturing business involves the use, handling, storage and contracting for the recycling or disposal of, hazardous or toxic substances or wastes, including environmentally sensitive materials, such as batteries, solvents, lubricants, degreasing agents, gasoline and resin. We must comply with certain requirements for the use, management, handling and disposal of theses materials. If we are found responsible for any hazardous contamination, we may have to pay expensive fines or penalties or perform costly clean-up. Even if we are charged, and later found not responsible for such contamination and clean-up, the costs of defending the charges could be high.

Item 2.   Unregistered Sales Of Equity Securities And Use Of Proceeds

We do not have a formal stock compensation plan. However we have issued stock and stock options to employees and non-employees in the form of stock grants (and granted stock options) from time to time as compensation for services rendered. See note 4, Stock Options and Stock Grants of our consolidated financial statement included in Part I, Item I of this report.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

None.

Item 6.   Exhibits.

The following in an index of the exhibits included in this report:

Item	Description

2.1	Agreement and Plan of Merger (included as Attachment A to exhibit 99.2 to the Form DEF 14A filed November 19, 2004, and incorporated herein by reference).

3.1	Articles of Incorporation (included as Attachment B to exhibit 99.2 to the Form DEF 14A filed November 19, 2004, and incorporated herein by reference).

3.2	By-Laws (included as Attachment C to exhibit 99.2 to the Form DEF 14A filed November 19, 2004, and incorporated herein by reference).

3.3	Amended Articles of Incorporation (included as Attachment D to exhibit 99.2 to the Form DEF 14A filed November 19, 2004, and incorporated herein by reference).

4.1	Certificate of Designation for Series D Convertible Preferred Stock, dated January 19, 2006 (included as exhibit 4.1 to the Form 8-K filed January 27, 2006, and incorporated herein by reference).

4.2	Form of Common Stock Purchase Warrant, dated January 19, 2006, (included as Exhibit 4.2 to the Form 8-K filed January 27, 2006, and incorporated herein by reference).

4.3	Securities Purchase Agreement, dated January 19, 2006 (included as Exhibit 4.3 to the Form 8-K filed January 27, 2006, and incorporated herein by reference).

4.4	Registration Rights Agreement, dated January 19, 2006 (included as Exhibit 4.4 to the Form 8-K filed January 27, 2006, and incorporated herein by reference).

4.5	Amended and Restated Certificate of Designation for Series B Convertible Preferred Stock (included as exhibit 4.1 of the Form 8-K filed February 15, 2006, and incorporated herein by reference).

4.6	Amended and Restated Certificate of Designation for Series C Convertible Preferred Stock (included as exhibit 4.2 of the Form 8-K filed February 15, 2006, and incorporated herein by reference).

10.1	Delivery Order 5 under Contract M67854-07-D- 5031 with the United States Marine Corps dated August 10, 2007

10.2	Delivery Order 6 under Contract M67854-07-D- 5031 with the United States Marine Corps dated October 18, 2007

10.3	Technology and License Agreement among Force Protection, Inc., General Dynamics Land Systems Inc. and Force Dynamics LLC dated April 3, 2007

10.4	License Agreement between Force Protection Industries, Inc. and the CSIR dated July 6, 2007

10.5	Modification Number One to Promissory Note between the Company, its subsidiaries and Wachovia Bank, National Association dated September 30, 2007

Item	Description

10.6	Ground Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc. dated as of February 1, 2007

10.7	First Amendment to Ground Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc. dated as of July 1, 2007

10.8	Building No. 1 Office Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc. dated as of June 1, 2005

10.9	First Amendment to Building No. 1 Office Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc. dated as of July 1, 2007

10.10	Building No. 1 Industrial Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc. dated as of January 15, 2006

10.11	First Amendment to Building No. 1 Industrial Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc. dated as of May 1, 2006

10.12	Second Amendment to Building No. 1 Industrial Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc. dated as of dated July 1, 2006

10.13	Third Amendment to Building No. 1 Industrial Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc. dated as of dated October 1, 2006

10.14	Fourth Amended and Restated Building No. 1 Industrial Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc. dated as of July 1, 2007

10.15

Letter Agreement among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated as of July 18, 2006 regarding Building No. 2 Industrial Lease and Building No. 3 Industrial Lease

10.16	Second Amendment to Building No. 2 Industrial Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc. dated as of February 1, 2007

10.17	Third Amendment to Building No. 2 Industrial Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc. dated as of July 1, 2007

10.18	Second Amendment to Building No. 3 Industrial Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc. dated as of July 1, 2007

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORCE PROTECTION, INC
(Registrant)

	By:	/s/ Gordon McGilton

Date: November 13, 2007		Chief Executive Officer and President
(Principal Executive Officer)

Date: November 13, 2007	By:	/s/ Michael Durski

Chief Financial Officer
(Principal Accounting and Financial Officer)

Item	Description

2.1	Agreement and Plan of Merger (included as Attachment A to exhibit 99.2 to the Form DEF 14A filed November 19, 2004, and incorporated herein by reference).

3.1	Articles of Incorporation (included as Attachment B to exhibit 99.2 to the Form DEF 14A filed November 19, 2004, and incorporated herein by reference).

3.2	By-Laws (included as Attachment C to exhibit 99.2 to the Form DEF 14A filed November 19, 2004, and incorporated herein by reference).

3.3	Amended Articles of Incorporation (included as Attachment D to exhibit 99.2 to the Form DEF 14A filed November 19, 2004, and incorporated herein by reference).

4.1	Certificate of Designation for Series D Convertible Preferred Stock, dated January 19, 2006 (included as exhibit 4.1 to the Form 8-K filed January 27, 2006, and incorporated herein by reference).

4.2	Form of Common Stock Purchase Warrant, dated January 19, 2006, (included as Exhibit 4.2 to the Form 8-K filed January 27, 2006, and incorporated herein by reference).

4.3	Securities Purchase Agreement, dated January 19, 2006 (included as Exhibit 4.3 to the Form 8-K filed January 27, 2006, and incorporated herein by reference).

4.4	Registration Rights Agreement, dated January 19, 2006 (included as Exhibit 4.4 to the Form 8-K filed January 27, 2006, and incorporated herein by reference).

4.5	Amended and Restated Certificate of Designation for Series B Convertible Preferred Stock (included as exhibit 4.1 of the Form 8-K filed February 15, 2006, and incorporated herein by reference).

4.6	Amended and Restated Certificate of Designation for Series C Convertible Preferred Stock (included as exhibit 4.2 of the Form 8-K filed February 15, 2006, and incorporated herein by reference).

10.1	Delivery Order 5 under Contract M67854-07-D- 5031 with the United States Marine Corps dated August 10, 2007

10.2	Delivery Order 6 under Contract M67854-07-D- 5031 with the United States Marine Corps dated October 18, 2007

10.3	Technology and License Agreement among Force Protection, Inc. General Dynamics Land Systems Inc. and Force Dynamics LLC dated April 3, 2007

10.4	License Agreement between Force Protection Technologies, Inc. and the CSIR dated July 6, 2007

10.5	Modification Number One to Promissory Note between the Force Protection, Inc. its subsidiaries and Wachovia Bank, National Association dated September 30, 2007

10.6	Ground Lease among Force Protection, Inc. Force Protection Industries, Inc., and Aerospace/Defense, Inc. dated as of February 1, 2007

10.7	First Amendment to Ground Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc. dated as of July 1, 2007

10.8	Building No. 1 Office Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc. dated as of June 1, 2005

10.9	First Amendment to Building No. 1 Office Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc. dated as of July 1, 2007

10.10	Building No. 1 Industrial Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc. dated as of January 15, 2006

10.11	First Amendment to Building No. 1 Industrial Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc. dated as of May 1, 2006

10.12	Second Amendment to Building No. 1 Industrial Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc. dated as of dated July 1, 2006

10.13	Third Amendment to Building No. 1 Industrial Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc. dated as of dated October 1, 2006

10.14	Fourth Amended and Restated Building No. 1 Industrial Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc. dated as of July 1, 2007

10.15

Letter Agreement among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated as of July 18, 2006 regarding Building No. 2 Industrial Lease and Building No. 3 Industrial Lease

10.16	Second Amendment to Building No. 2 Industrial Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc. dated as of February 1, 2007

10.17	Third Amendment to Building No. 2 Industrial Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc. dated as of July 1, 2007

10.18	Second Amendment to Building No. 3 Industrial Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc. dated as of July 1, 2007

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.