Form 10-K
period 2007-12-31
FORCE PROTECTION INC
filed 2008-09-15
CIK 1032863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33253

FORCE PROTECTION, INC.
(Exact name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	84-1383888 (I.R.S. Employer Identification No.)
9801 Highway 78, Building No. 1 Ladson, South Carolina (Address of registrant's principal executive offices)	29456 (Zip Code)
Registrant's telephone number, including area code: (843) 574-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2008, computed by reference to the closing price for such stock on the Nasdaq Capital Market on such date, was approximately $226,044,183.

         The number of shares outstanding of the registrant's common stock as of September 9, 2008 was 68,318,162 shares.

DOCUMENTS INCORPORATED BY REFERENCE.

         None.

i

EXPLANATORY NOTE REGARDING RESTATEMENTS

        This Annual Report on Form 10-K for our fiscal year ended December 31, 2007 includes restatements of the previously filed consolidated financial statements and data (and related disclosures) for the periods ended March 31, 2007, June 30, 2007 and September 30, 2007; however, the Company also plans to promptly file separate amended Quarterly Reports on Form 10-Q to reflect the restated condensed consolidated financial statements for such periods. These corrections are discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 16, Summarized Quarterly Unaudited Financial Data, to the accompanying consolidated financial statements included in this Annual Report on Form 10-K. We previously announced, in a Form 8-K filed with the United States Securities and Exchange Commission ("SEC") on March 3, 2008, that we will restate our previously reported condensed consolidated financial statements for the three- and nine-month periods ended September 30, 2007 as a result of errors discovered by management during its year-end review, including errors associated with inventory purchased from a subcontractor as a result of a contract termination. Additionally, we announced, in a Form 8-K filed with the SEC on August 28, 2008, that we will restate our previously reported condensed consolidated financial statements for the three-month period ended March 31, 2007 and the three- and six-month periods ended June 30, 2007 as a result of errors discovered by management during its year-end and quarterly review, including errors associated with recognizing the value of revenues, certain accrued liabilities, inventory and deferred expenses in the proper quarterly periods.

PART I

ITEM 1.    BUSINESS

        We are an important provider of blast- and ballistic-protected products used to support armed forces and security personnel in harm's way. We design, manufacture, test, deliver and support our blast- and ballistic-protected products to increase survivability of the users of our products. Our specialty vehicles, which we believe are at the forefront of blast- and ballistic-protected technology, are designed to protect their occupants from landmines, hostile fire, and improvised explosive devices ("IEDs"). We are an important provider of vehicles for the U.S. military's Mine Resistant Ambush Protected ("MRAP") vehicle program, which is currently one of the highest priority acquisition programs for the U.S. Department of Defense ("DoD") according to a memorandum from Secretary of Defense Robert Gates dated May 2, 2007.

        During the period from January 1, 2006 through December 31, 2006, we delivered 285 vehicles under blast- and ballistic-protected vehicle programs. During the period from January 1, 2007 through December 31, 2007, we delivered 1,657 vehicles under the MRAP and other blast- and ballistic-protected vehicle programs, including vehicles manufactured pursuant to the terms of our "GDLS Subcontract" with General Dynamics Land Systems Inc. (described in this Item 1, Major Contracts below), under the "MRAP Competitive Contract" (described in this Item 1, Major Contracts below). For the year ended December 31, 2007, we reported net sales of $890.7 million, up 354% from our net sales of $196.0 million reported for the year ended December 31, 2006.

        During the period from January 1, 2008 through June 30, 2008, we received additional orders for 375 vehicles, including vehicles to be manufactured pursuant to the terms of our GDLS Subcontract. During this same period we delivered 1,394 vehicles under the MRAP and other blast- and ballistic-protected vehicle programs, including vehicles manufactured pursuant to the terms of the GDLS Subcontract. At June 30, 2008, we had outstanding orders for 763 vehicles, including vehicles to be manufactured pursuant to the terms of our GDLS Subcontract.

Our Products

        Since the early stages of Operation Iraqi and Operation Enduring Freedom, the U.S. military has sought a wheeled vehicle approach that balances three potentially competing operational or mission dynamics: (i) payload, which refers to the load that the vehicles allow using units to carry on board the platform, such as crew members and cargo; (ii) performance, which refers to a vehicle's automotive mobility and its suitability for transportation in existing military aircraft and ships; and (iii) protection, which refers to the level of crew survivability against blast and ballistic attack. We currently have four vehicle types aimed at fulfilling different operational or mission requirements:

  •
  the Buffalo;

  •
  the Cougar;

  •
  the Cougar Lightweight / Cougar Restricted Terrain; and

  •
  the Cheetah.

         The Buffalo.    The Buffalo Mine Protected Clearance Vehicle ("MPCV"), with a gross vehicle weight of approximately 40 tons, is our largest vehicle and is designed primarily for use in conducting route clearance operations. During these operations, friendly forces patrol areas and routes of likely enemy IEDs and landmine activity searching for concealed explosive devices. The Buffalo has six wheels and is equipped with a hydraulic arm used to interrogate suspect devices while allowing the crew to disable or destroy the device from within the vehicle. The vehicle's capsule is blast-resistant, and the bottom of its passenger compartment is V-shaped (which we refer to as a "V-shaped hull") and is designed to deflect and dissipate the explosive blast from a landmine or IEDs away from the passenger compartment, thus helping protect the occupants from harm. With the Buffalo, we have been designated by the U.S. Army and U.S. Marine Corps as the sole-source supplier of vehicles for explosive ordnance disposal ("EOD"), including EOD vehicles that satisfy the Category III requirements of the MRAP program, under the Ground Standoff Mine Detection System ("GSTAMIDS") and MRAP programs, respectively. In addition to producing Buffalos for the U.S. military, on February 21, 2008 we were awarded a contract through the DoD's FMS program to produce four Buffalos for the Italian military.

         The Cougar.    The Cougar is a family of medium-sized blast- and ballistic-protected vehicles that can be supplied in 4-wheeled and 6-wheeled variants and in a variety of configurations for the wide range of missions performed by our customers. With a gross vehicle weight that ranges from 19 tons to 26 tons, depending on the variant, the operational applications of the Cougar include troop transport, command and control, route reconnaissance, convoy escort, and ambulance duty. Similar to the Buffalo, the Cougar employs a V-shaped hull designed to deflect blast energy, along with a blast- and ballistic-protected steel passenger compartment providing blast and ballistic protection. The Cougar family of vehicles offers our customers the ability to enhance the protection and payload offered to wheeled vehicle platforms, while still offering acceptable levels of performance. In comparison, armored combat platforms, such as main battle tanks and infantry fighting vehicles, offer substantial levels of protection but lesser relative levels of payload and performance; and light unarmored wheeled vehicles (e.g. utility vehicles such as the High Mobility Multi-Purpose Wheeled Vehicle ("HMMWV"), and other non-tactical wheeled vehicles used for supply and support functions) offer higher levels of performance but lesser relative levels of protection. In addition to producing Cougars for the U.S. military, we manufacture several variants for U.S. foreign military allies, including the Canadian military, the Italian military, the United Kingdom Ministry of Defence and the Iraqi National Army.

         The Cougar Lightweight / Cougar Restricted Terrain.    The Cougar Lightweight / Cougar Restricted Terrain is a new class of vehicle developed in response to an urgent request to develop vehicles providing enhanced mobility while maintaining survivability. Although this new class of vehicle is derived from our successful Cougar platform, it incorporates significant amounts of design and technology developed as part of the Cheetah platform. Achieving lighter base vehicle weight with higher available horsepower without sacrificing survivability gives our customer the flexibility to use the increased available payload and power to carry additional operation equipment and/or exterior armor solutions like our Force Armor™ for defeating explosively formed penetrators ("EFPs"), a variant of IEDs. The lighter base vehicle weight also increases the mobility and maneuverability of the vehicle, increasing the overall utility of our Cougar as operational requirements change. On September 5, 2008, the United States Marine Corps made a contract award for 5 of these vehicles under the MRAP Competitive Contract.

         The Cheetah.    The Cheetah is a 4-wheeled vehicle with a curb weight of approximately 8 tons, designed specifically for reconnaissance, forward command and control, and urban operations. The Cheetah provides performance levels similar to that of a light-wheeled vehicle, while providing protection levels similar to that of our heavier Cougar fleet and payload levels substantially higher than that of the wheeled vehicle fleet currently available to the military. For example, the Cheetah offers mobility comparable to the HMMWV, and is transportable in any transport aircraft in the military inventory, including the C-130 (a four engine turboprop transport aircraft), as well as externally by a variety of helicopters. We believe the Cheetah represents a significant evolution in blast- and ballistic-protected vehicles that we believe may fill a void in vehicle platforms currently available to the military, specifically the gap between light unarmored or even lightly armored wheeled vehicles and the fleet of MRAP vehicles currently fielded by the military. At present, we have not had any orders for the Cheetah, although on September 15, 2008, we submitted a response to a TACOM Request for Information.

         Life Cycle Support.    We offer ongoing life cycle support in the areas of spare parts, maintenance, and training for our vehicles. As of June 30, 2008, we had delivered an aggregate of over 3,400 vehicles to our customers across our Buffalo and Cougar product lines. Accordingly, we believe that we have a substantial business opportunity to provide life cycle support to our existing and future fleet of vehicles. In addition, as the fleet ages, we have the opportunity to offer upgrades and product improvements for our fleet that are designed to further enhance the operability and capability of the vehicles. We believe this will continue to provide us with an ongoing market to sustain and improve our fleet through contractor logistical support, remanufacturing, and retrofitting.

         Armor Kit / Force Armor™.    We offer an external ballistic protection module ("EBPM") identified as Force Armor™ that provides additional protection from EFPs, as well as from attack by rocket-propelled grenades. The EBPM package design has been tested and validated through the U.S. Army Aberdeen test center. The EBPM package can readily be installed and removed in the field allowing user units to "scale" protection levels in response to likely enemy threats. As a result of its modularity, the EBPM package can also be retrofitted to our previously deployed vehicles as well as to wheeled vehicles manufactured by other companies. We currently provide an EBPM package on remaining vehicles to be delivered under our MRAP Competitive Contract (as of June 30, 2008, 412 vehicles remain to be delivered).

Vehicle Deliveries and Backlog

        The following tables set forth the number of vehicles delivered for the respective periods shown below and the total number of vehicles included in our backlog as of December 31, 2007 and June 30, 2008, including vehicles manufactured or to be manufactured, as appropriate, by GDLS under the GDLS Subcontract. No vehicles were manufactured under the GDLS Subcontract prior to the third quarter of 2007. The backlog shown in the following table is "funded" backlog, meaning that it reflects vehicles for which we have received orders and for which funding has been appropriated and authorized for expenditure by the applicable agency. We cannot assure you that we will deliver or sell all of the vehicles included in our backlog. See Item 1A, Risk Factors in Part I of this Annual Report on Form 10-K for a discussion on the risk associated with backlog.

	Vehicle Deliveries
	2006	2007	January-June 2008
Buffalo	28	85	49
Cougar MRAP (Competitive)*	—	1,165	1,308
Cougar (all other variants)	257	407	37

TOTAL	285	1,657	1,394

	Vehicle Funded Backlog
	As of December 31, 2007	As of June 30, 2008
Buffalo	51	22
Cougar MRAP (Competitive)*	1,702	412
Cougar (all other variants)	29	329

TOTAL	1,782	763

*
Refers to Cougar vehicles manufactured under the GDLS Subcontract pursuant to which we and GDLS fulfill the MRAP Competitive Contract.

Industry Overview and Force Protection Market Opportunity

         General.    We believe the world market for blast- and ballistic-protected military vehicles and other survivability solutions is growing rapidly. The global war on terrorism, especially in Iraq and Afghanistan, has confirmed that IEDs, roadside bombs and landmines pose a significant threat to military personnel and civilians. Landmines and IEDs have been used extensively by terrorists and insurgent groups in Iraq and other areas because of their highly effective nature and relatively low cost. As vehicles are fielded with a specific level of protection, insurgent forces attempt to find alternative ways to conduct attacks. This will further evolve as better vehicular protection is designed and leads to potentially new threats (e.g. anti-personnel weapons, hand held EFPs) which will generate the need for an ever expanding field of survivability solutions.

        According to a Government Accountability Office ("GAO") report dated July 15, 2008, over 75% of the casualties suffered by U.S. forces in Operations Iraqi Freedom and Enduring Freedom in Afghanistan have been caused by IEDs. Vehicles that move troops or ordnance while providing significant protection against blast and ballistic threats, landmine hazards and IEDs, or that are capable of mine clearance operations, are critical in these situations. Missions for these vehicles range from troop transport in and around unexploded ordnance or mine threat areas to route clearance, convoy escort, reconnaissance, command and control, ambulance operations, EOD operations, general utility, and humanitarian de-mining.

        In late 2004, the U.S. military began acquiring modern blast- and ballistic-resistant wheeled vehicles in order to counter the effect of IED attacks on friendly forces conducting missions in Iraq and Afghanistan. These missions have often involved the use of lightweight wheeled utility vehicles, including the HMMWV. The HMMWV, however, was not designed to sustain high powered explosive blasts and is vulnerable to enemy fire. In response to the increasing number of casualties from IEDs and other explosive devices sustained during Operation Enduring Freedom in Afghanistan and Operation Iraqi Freedom, the U.S. military sought to increase the armor and blast protection of many of its wheeled vehicles, including the HMMWV, by retrofitting them with heavy armor. However, retrofitting heavier armor onto the bodies of these normally lightly armored vehicles is costly, and the added weight both increases mechanical wear and reduces the payload of the vehicles. We delivered Buffalos and Cougars in response to the U.S. military demand.

         Mine Resistant Ambush Protected ("MRAP") Vehicle Program.    In 2006, the U.S. effort to acquire blast-and ballistic-protected vehicles evolved into the establishment of the Mine Resistant Ambush Protected Vehicle Program. The DoD accelerated the pace of contract awards under this program in early 2007, and on May 2, 2007 the Secretary of Defense, Robert Gates, directed that the MRAP program be considered the highest priority DoD acquisition program. In June 2007, Secretary of Defense Gates provided the MRAP program with the highest priority access to components and materials among all defense acquisition programs and assigned the MRAP program a DX rating, which is the highest priority rating under the DoD Priority on Allocation System. On June 9, 2008, a Congressional Research Service report on the MRAP program identified that the Joint Requirements Oversight Council ("JROC") in September 2007 had approved the procurement of a total of 15,374 MRAP vehicles. This same report noted, however, that the JROC "suggested that these numbers could change, based on assessment of commanders." According to a report dated July 15, 2008 from the GAO, the DoD had placed orders for 14,173 MRAP Category I and Category II vehicles with five suppliers, of which we received orders for 2,885 vehicles. As a result, we estimate that as of June 30, 2008 the U.S. military would have been permitted to order an additional 1,201 vehicles under the MRAP program. According to that same GAO report, the DoD has appropriated more than $22 billion to acquire MRAP vehicles. As a result and based on expanded operations into the Afghanistan theater of operations, we believe there is potential for additional MRAP vehicles to be approved for procurement by the U.S. Military under the MRAP program.

        The U.S. Marine Corps established a Joint Program Office ("JPO") in 2007 to manage the MRAP program for all branches of the U.S. military and, as part of that program, continues to procure wheeled vehicles that offer more effective blast protection for the military personnel of the U.S. armed forces. The MRAP program specifies three categories of vehicles, as outlined in the table below. The table also indicates which of our vehicles satisfy the criteria for each of these categories.

Vehicle Type	Description	Force Protection Vehicle
Category I	Transports no less than six persons and must be suitable for urban operations	Cougar (4-wheeled variant)
Cheetah
Cougar Lightweight / Cougar Restricted Terrain
Category II	Transports no less than ten persons and has multi-mission purposes including troop transport, command and control and route reconnaissance	Cougar (6-wheeled variant)
Category III	Transports no less than six persons and is designed to conduct EOD and route clearance missions	Buffalo

        Under the MRAP program, we submitted bids in response to requests for proposals ("RFPs"), to the U.S. Marine Corps for two different categories of armored vehicles. We have received two contracts under the MRAP program. In November 2006, the U.S. Marine Corps awarded a sole-source contract to us for Category II Cougar 6x6 vehicles and Category III Buffalo vehicles, which as of June 30, 2008 was for an aggregate of 200 Cougars and 89 Buffalos. In January 2007, the U.S. Marine Corps awarded us a competitive contract for Category I and Category II vehicles. This contract allows the Government to acquire up to 20,500 vehicles over a 5-year period. As of December 31, 2007, the U.S. Marine Corps had placed seven delivery orders from us against this competitive contract for a total of 1,990 Category I vehicles and 877 Category II vehicles. An additional order for 18 MRAP vehicles was received in 2008 for 17 Category I and six Category II vehicles.

        With the Buffalo, we have been designated by the U.S. Army and U.S. Marine Corps as the sole-source supplier of vehicles for EOD, including EOD vehicles that satisfy the Category III requirements of the MRAP program, under the Ground Standoff Mine Detection System ("GSTAMIDS") and MRAP programs, respectively.

         MRAP II Program.    Under the MRAP II Program, the U.S. military is seeking vehicles smaller than the Cougar that afford better protection to their occupants. On October 1, 2007, we submitted a Cheetah vehicle in response to the DoD's vehicle solicitation for the MRAP II program. On June 17, 2008, we received notice that the Cheetah was not selected for this solicitation. However, we understand that this program has been suspended indefinitely.

         Joint Light Tactical Vehicle ("JLTV") Program.    Under the JLTV program, the U.S. military is seeking a family of vehicles that fulfill mission role gaps identified from the current HMMWV program. The JLTV program specifies three categories of vehicles based on payload. The performance, protection and physical characteristics of these vehicle categories are tailored to fulfill the specified mission roles these vehicles will be required to execute. On July 9, 2008, a briefing by the Army staff on the U.S. Army and U.S. Marine Corps Tactical Wheeled Vehicle fleet strategy indicated that the demand for new light tactical vehicles is approximately 160,000 vehicles between the U.S. Army and the U.S. Marine Corps. The U.S. Army's 2007 light tactical wheeled vehicle budget states that following further development and testing, the DoD intends to replace portions of the HMMWV with a new fleet of vehicles under the JLTV program. The JLTV program is expected to require vehicles to balance increased levels of protection and survivability with mobility and transportability requirements. This same briefing indicates that the U.S. Army will spend an estimated $1-6 billion per year on the JLTV program. On February 5, 2008, we entered into an exclusive teaming agreement with DRS Technologies, Inc. ("DRS"), whereby DRS will serve as prime contractor and we will serve as a subcontractor for awards under the JLTV program. On April 14, 2008, we submitted the Cheetah for consideration under the JLTV program as subcontractor to DRS. On August 14, 2008, we were informed that we were no longer in consideration for the JLTV program Milestone A (Technology Demonstration Phase). We will continue to pursue opportunities on the JLTV program by working with Milestone A vendors to determine whether there are potential fits for Force Protection technology (e.g. Force Armor™). In addition, we will continue to monitor the JLTV program as it transitions from Milestone A to Milestone B (System Development Phase) in fiscal years 2010 - 2011 with a view to reentering the competition.

         Ground Standoff Mine Detection System ("GSTAMIDS") Program.    The Ground Standoff Mine Detection System program is aimed at fielding newly established "Route Clearance Companies" for the purposes of conducting IED clearing operations to eliminate IED threats to friendly force mobility in theaters of operations. With the Buffalo, we have been designated by the U.S. Army and U.S. Marine Corps as the sole-source supplier of vehicles for EOD, including EOD vehicles that satisfy the Category III requirements of the MRAP program, under the GSTAMIDS and MRAP programs, respectively.

         Foreign Military Sales ("FMS") Program.    The DoD established the FMS program to manage government-to-government purchases of weapons and other defense articles, defense services, and military training. A foreign military buying weapons through the FMS program does not contract directly with the company that makes them. Instead, the DoD serves as an intermediary, usually handling procurement, logistics and delivery. In 2006, we also entered into a subcontract with BAE Systems Land & Armaments L.P. ("BAE") to provide Cougar ILAV vehicles for the Iraqi National Army, and a contract with the DoD to provide Cougar Mastiff vehicles to the United Kingdom

Ministry of Defence through the DoD's FMS programs. In 2007, we entered into contracts with the DoD to provide Buffalo and Cougar vehicles to the Canadian Ministry of Defence through the FMS program. In 2008, we entered into contracts with the DoD to provide Buffalo and Cougar vehicles to the Italian Ministry of Defence and Cougar Mastiff and Ridgbacks vehicles to the United Kingdom Ministry of Defence through the FMS program. A May 2008 briefing by United Kingdom Ministry of Defence indicated that the United Kingdom Ministry of Defence is considering making their Cougar Mastiff and Cougar Ridgback fleets a long-term component in the United Kingdom Ministry of Defence. The original vision for the Cougar Mastiffs had been a stopgap program under which the vehicles were likely to be disposed of at the end of the combat deployments in Iraq and Afghanistan. As a result of the successful operational performance the United Kingdom experienced in combat operations, it decided to retain the vehicles and expand their fleet in order to maintain this capability within the United Kingdom Ministry of Defence for a longer term. It is our belief this will provide ongoing opportunities for sustainment and upgrade of the Cougar fleet in the United Kingdom.

         Miscellaneous Opportunities.    In addition, many countries have buried landmines as a result of their use as a defensive tactic in areas of enemy egress during the Cold War and in third world civil- and international-warfare during the 1980's and 1990's. In 1998, the number of landmines planted around the world was estimated to be 110 million with another 100 million estimated to be stockpiled by various nations around the world. As a result, humanitarian de-mining operations may become a potential market for our products in order to enable nations to safely clear their land of buried landmines in order to facilitate agricultural and commercial enterprise.

Business Strengths

         Survivability Performance.    Our Buffalo and Cougar blast- and ballistic-protected vehicles have been deployed with the U.S. and allied forces in Iraq and Afghanistan since 2004. We believe our vehicles are the most survivable and sustainable vehicles on the battlefield. According to our internal data, as of September 2008 our vehicles have logged in excess of approximately 288,596 days in combat operations and sustained approximately 3,000 IED and landmine blasts during the course of their active duty. The advanced design and engineering incorporated into our vehicles increases the survivability rate of vehicle occupants in conflict with a hostile force. In addition, the structural integrity of the passenger compartment and our use of readily-available automotive parts helps our vehicles to be quickly repaired and returned to duty after sustaining damage from an attack. As a result, our field data indicates over 99% of our vehicles delivered since 2004 are still in operation, and the U.S. military reports operational availability for those vehicles in excess of 90%.

         Scalable Manufacturing Capabilities.    We have developed a process-driven, scalable manufacturing operation that enables us to design and build vehicles with increased efficiency. Together with key partner and subcontractor relationships, we are able to rapidly expand our production capabilities to meet customer demands. This approach enables us to expand production capacity while reducing our capital investment requirements.

         Proprietary Technology and Commitment to Research and Development.    Our proprietary designs are derived from concepts that were initially developed outside the United States over thirty years ago to protect vehicle occupants against the threat of landmines and unexploded ordnance. We have continuously improved upon our proprietary designs through internally funded research, development and testing. We actively seek to protect our designs through our intellectual property rights. We believe our focus in these areas enables us to remain flexible in our design processes and improve our vehicle sustainability and performance.

         Demonstrated Ability to Anticipate Customer Requirements.    As one of the first U.S.-based manufacturers of the current generation of blast- and ballistic-protected vehicles, we believe we are a leader in technological innovation in this industry. Our expertise enables us to produce a range of vehicles that serve a variety of missions, and are capable of withstanding increasingly violent attacks from a constantly evolving threat. We believe we will continue to be able to proactively anticipate the needs of our customers and manufacture vehicles that exceed their operational requirements. For example, we initiated the design and testing of our Cheetah vehicle in 2005, two years prior to the official request by the U.S. military for a higher-mobility blast-resistant wheeled vehicle under the MRAP II solicitation in July 2007. In addition, we started the development of the EFP program in 2006, two years prior to the official request by the U.S. Marine Corps for an exterior armor kit to be added to our MRAP vehicles.

         Strong Customer Relationships.    We generate substantially all of our revenue from sales to the DoD. As a result, we have developed strong relationships with the U.S. Marine Corps, the United Kingdom Ministry of Defence, as well as other U.S. military branches and foreign military allies of the U.S. We believe that these relationships and the performance of our vehicles in the conflicts in Iraq and Afghanistan will provide us with an significant advantage as we compete for future government contracts. Our Buffalo is a U.S. Army "Program of Record."

         Experienced Management Team.    Our success is due in large part to the broad experience and knowledge of our management team and key personnel. Our executive management team has expertise in automotive engineering, manufacturing and government contracting, and brings to the organization extensive knowledge of our customers. In order to keep pace with the growth of our business, we have recently strengthened our management team through the addition of several key personnel.

Business Strategy

        Our business strategy is built around three main imperatives: (i) first, constant focus on innovation and the introduction of new survivability products and solutions; (ii) second, expand our customer base; and (iii) third, procure contracts for sustainment services of our fleet of vehicles across all customers. Specific components of the strategy include the following:

         Identify New Products and Markets to Meet Evolving Customer Requirements.    We plan to continue to maintain a strong emphasis on the development of new products and improved technology and believe that our ongoing commitment to research and development will better position us to anticipate the future needs of our customers.

         Capitalize on Demand for Blast- and Ballistic-Protected Vehicles and other Survivability Solutions.    The ongoing military operations in Iraq and Afghanistan against an innovative enemy have been the primary factor driving demand for our vehicles. Our marketing efforts focus on the sale of vehicles to the U.S. military and, with authorization from the U.S. government, to foreign allies of the United States. We also intend to expand our vehicle offerings by designing new variants and implementing model changes within the current fleet as we seek to anticipate evolving customer requirements.

         Expanding Our Service and Support Network.    We are experiencing an increase in the portion of our revenues generated by the sale of sustainment service, for example, spare parts, field service and training, for our growing fleet of deployed vehicles. Due to the nature of their mission, we expect a significant number of our vehicles will need to be repaired either in the field or upon return from deployment. In order to maintain high levels of customer support, we intend to continue to increase the number of our field service personnel domestically and internationally.

         Focus on Core Competencies.    We are making investments in mainstream and "newstream" innovation capabilities. Mainstream refers to our ability to maintain, improve and evolve our current vehicle platforms with a focus on survivability, sustainability and availability. Mainstream also refers to our ability to understand our current customer's evolving operational needs and to provide whole-system solutions beyond standard vehicle platforms to meet these requirements. "Newstream" refers to our ability to innovate new survivability solutions outside our core vehicle platform base. Our new Force Armor™ EFP protection is an example of this effort.

         Leverage Key Relationships to Grow our Business.    We have developed strong relationships with the U.S. Marine Corps, the United Kingdom Ministry of Defence, domestic and certain other foreign military customers. We believe that these relationships and the performance of our vehicles in the conflicts in Iraq and Afghanistan will give us an advantage as we compete for future government contracts.

Customer Activity

        Our primary customer is the DoD through which we directly and indirectly service U.S. military branches (primarily, the U.S. Army and the U.S. Marine Corps) and indirectly service foreign military allies of the U.S. through the DoD's FMS program. We have field service representatives deployed in Iraq, Afghanistan and the United Kingdom to provide customer support of our arrangements directly or indirectly through the DoD's FMS program.

        The following table sets forth the number of vehicles we sold in the respective periods shown below, including Cougar MRAP (Competitive) vehicles manufactured by GDLS under our GDLS Subcontract. No vehicles were manufactured under our GDLS Subcontract prior to the third quarter of 2007.

Vehicle	2005	2006	2007	January-June 2008
Buffalo	31	28	85	49
Cougar HEV	22	—	—	—
Cougar JERRV	18	169	25	—
Cougar MRAP (Sole Source)	—	—	200	—
Cougar MRAP (Competitive)	—	—	1,165	1,308
Cougar ILAV (Iraq)	—	58	99	27
Cougar Mastiff (United Kingdom Ministry of Defence)	—	30	78	5
Cougar (United Kingdom Ministry of Defence)	—	—	—	5
Cougar Canada	—	—	5	—

Total	71	285	1,657	1,394

Competitive Positioning

        We are subject to significant competition from companies that market and manufacture armored vehicles, as well as other companies that supply spare parts for armored vehicles and sustainment. This competition could harm our ability to win business and increase the price pressure on our products. The companies we compete against include large, multinational vehicle, defense and aerospace firms such as BAE Systems Land & Armaments, L.P. including its newly acquired subsidiary, Armor Holdings, Textron Inc., International Military and Government LLC, a subsidiary of Navistar International Corporation, Oshkosh Corporation, Mantech Services (UK) Ltd., Raytheon Company, Aerospace and General Dynamics Land Systems Inc. Most of our competitors have considerably greater financial, marketing and technological resources than we do, which may make it difficult for us to win new contracts, and we may not be able to compete successfully. Certain competitors operate fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion, manufacturing and sale of their products.

        We believe our competitive advantages include:

  •
  the level of blast and ballistic protection incorporated into our vehicles, which increases the survivability of the occupants and repairability of the vehicles;

  •
  the fact that our vehicles are currently deployed in Iraq and Afghanistan and have a well-established track record of performance since 2004;

  •
  our ability to innovate survivability solutions to defeat new and emerging threats of attack;

  •
  our ability to innovate lightweight, mobile blast- and ballistic-protected vehicles to anticipate and meet developing customer requirements;

  •
  the fact that our vehicles use many off-the-shelf automotive components that facilitate service; and

  •
  the prior testing and acceptance of our Buffalo and Cougar vehicles and our EBPM by the U.S. military.

        We believe our products are superior to many other wheeled vehicles currently in use by the U.S. military in terms of mine and blast protection because of their survivability and repairability. Existing U.S. wheeled military vehicles include HMMWV and other non-armored utility support vehicles. U.S. military tracked vehicles (meaning that they have treads instead of wheels) include heavyweight troop transport and offensive armor such as the Bradley Fighting Vehicle ("Bradley"), and the M1A1 Abrams Tank ("Abrams"). The lightly armored and un-armored HMMWV and other wheeled vehicles can be subject to attacks and efforts to "up-armor" these vehicles have not been completely successful due to the costs associated with retrofitting armor onto the body of the vehicle and the increased mechanical wear caused by the weight of the armor. Conventional tracked armored vehicles such as the Bradley and the Abrams offer protection from blast and ballistic threats, but are expensive, require substantial resources to maintain, are large and can be difficult to maneuver in urban environments and may not be well-suited to peace- keeping missions due to their intimidating offensive weapon systems.

Company History

        We were organized under the laws of the State of Colorado in November 1996 as Boulder Capital Opportunities III, Inc., a blank check corporation. In 1998, we acquired Sonic Jet Performance, LLC, a California limited liability company in the business of producing and marketing recreational boats, jet boats, trailers, and related accessories. In November 1998, we changed our name to Sonic Jet Performance, Inc. In 2000 and 2001, we emphasized building recreational boats and, in 2002, we relocated our corporate headquarters, assembly, and prototyping facility to Stanton, California and shifted our focus to the design and production of fire and rescue boats.

        In June 2002, we acquired a 90% interest in Technical Solutions Group, Inc., a development stage manufacturer of blast- and ballistic-protected vehicles based in Charleston, South Carolina. Technical Solutions Group, Inc. was originally formed in 1997 as a Nevada corporation. We subsequently increased our ownership interest in Technical Solutions Group, Inc. to 100%.

        The acquisition of Technical Solutions Group, Inc. shifted our principal focus from our then existing watercraft business to the production of mine clearing and armored vehicles. We sold the assets of our watercraft business in 2003 and we moved our corporate headquarters to South Carolina to utilize the office and manufacturing space previously used by Technical Solutions Group, Inc. on the grounds of the former Navy Shipyard in Charleston, South Carolina. In September 2003, we changed our name to "Force Protection, Inc." to reflect our primary focus on producing and manufacturing protected and armored vehicles. In January 2005, we reincorporated from the State of Colorado to the State of Nevada. We became listed on the Nasdaq Capital Market in January 2007.

Major Contracts

        Since January 1, 2006, we have secured over $2.5 billion of orders in the global military market. The four major military contracts that we secured since January 1, 2006 include the following, which are further described below:

  •
  In January 2007, the U.S. Marine Corps awarded us a competitive contract under the MRAP program for our Cougar vehicles ("MRAP Competitive Contract").

  •
  In August 2006, the United Kingdom Ministry of Defence awarded us a contract under the DoD's FMS program for our Mastiff Protected Patrol Vehicles, a Cougar variant ("FMS UK Contract").

  •
  In November 2006, the U.S. Marine Corps awarded us a sole-source contract under the MRAP program for our Buffalo and Cougar vehicles ("MRAP Sole-Source Contract").

  •
  In August 2006, we entered into a subcontract ("BAE Subcontract") with BAE Systems Land & Armaments L.P. for manufacture and provision of sustainment support (spares and field services) for Iraqi Light Armored Vehicles ("ILAV"), a Cougar variant. This subcontract was pursuant to our teaming arrangement with BAE and a prime contract awarded to BAE by the U.S. Army under the DoD's FMS program.

        Our two largest contracts, in terms of value, are with the U.S. Marine Corps under the MRAP Competitive Contract and with the United Kingdom under the DoD's FMS program.

         MRAP Competitive Contract.    Our largest contract, in terms of value, is for our Cougar vehicles under the MRAP program. The contract, which was competitively bid, was awarded to us in January of 2007 and expires in 2012. The MRAP Competitive Contract is an Indefinite Delivery/Indefinite Quantity ("ID/IQ") contract that allows the U.S. government to order up to a maximum of 4,100 MRAP vehicles per year for a five-year period. However, the U.S. government is not required to issue vehicle orders under this competitive contract, and existing orders can be terminated at the convenience of the government before completion. We fulfill this competitive contract with GDLS through the GDLS Subcontract described below. During the period from January 1, 2007 through December 31, 2007, we delivered 1,165 vehicles under the MRAP Competitive Contract. During the period from January 1, 2008 through June 30, 2008, we delivered 1,308 vehicles under the MRAP Competitive Contract. As of June 30, 2008, we had outstanding orders for 412 vehicles under the MRAP Competitive Contract. The total awarded value of this contract from inception to date as of July 31, 2008 is approximately $1.8 billion (a portion of which is subject to price definitization) of which approximately $900 million will be provided by GDLS under the terms of the Workshare Agreement.

        On September 10, 2007, we entered into a subcontract ("GDLS Subcontract") with General Dynamics Land Systems Inc. ("GDLS") pursuant to which GDLS manufactures approximately 50% of the Cougar vehicles to be manufactured under, and performs approximately 50% of the life cycle support required by, the MRAP Competitive Contract based on revenues. We previously entered into a joint venture with GDLS on December 15, 2006 ("Workshare Agreement") pursuant to which we and GDLS would fulfill the obligations of the MRAP Competitive Contract. We formed a Delaware limited liability company, Force Dynamics, LLC ("Force Dynamics"), to govern the terms of the joint venture. However, the MRAP Competitive Contract was awarded to us and not to Force Dynamics or GDLS. We have attempted to novate this contract to Force Dynamics, although the U.S. government has not yet agreed to the novation. If the contract is novated, we and GDLS may be required to guarantee payment of all liabilities and performance of all obligations that Force Dynamics will assume under the novated contract.

         FMS UK Contract.    On August 11, 2006, we were awarded a contract by the United Kingdom Ministry of Defence for the purchase of 86 Cougar Explosive Ordnance Disposal Vehicles, known as

Mastiff Protected Patrol Vehicles ("Cougar Mastiffs"), a Cougar 6x6 variant through the DoD's FMS program. The contract includes associated spare parts, technical manuals and field service support. The FMS UK Contract was modified on February 20, 2007 to increase the number of Cougar Mastiffs to be delivered under the contract to 108 vehicles. The contract was modified again on February 21, 2008 to add 174 Cougar Mastiffs, on April 29, 2008 to add six Cougars, and on May 2, 2008 to add 151 Cougar Ridgbacks, a Cougar 4x4 variant. During the period from January 1, 2006 through December 31, 2006, we delivered 30 vehicles under the FMS UK Contract. During the period from January 1, 2007 through December 31, 2007, we delivered 78 vehicles under the FMS UK Contract. During the period from January 1, 2008 through June 30, 2008, we delivered 10 vehicles under the FMS UK Contract. As of June 30, 2008, we had outstanding orders for 321 vehicles under this contract. This contract is administered by the U.S. Marine Corps Systems Command and the 2008 orders are subject to price definitization. The total awarded value of this contract from inception to date as of July 31, 2008 is approximately $280 million.

         MRAP Sole-Source Contract.    In November 2006, we were awarded a sole-source contract by the U.S. Marine Corps for our Cougar and Buffalo vehicles under the MRAP program. The contract, which was awarded on a sole-source basis, was substantially performed in 2007. During the period from January 1, 2007 through December 31, 2007, we delivered 260 vehicles under the MRAP Sole-Source Contract. During the period from January 1, 2008 through June 30, 2008, we delivered 18 vehicles under the MRAP Sole-Source Contract. As of June 30, 2008, we had outstanding orders for 11 vehicles under the MRAP Sole-Source Contract. The total awarded value of this contract from inception to date as of July 31, 2008 is approximately $200 million.

         BAE Subcontract.    On May 30, 2006, the U.S. Army Tank-Automotive and Armaments Command ("TACOM") awarded BAE a delivery order in the amount of $180.5 million as part of a $445.4 million fixed-price contract for the production and delivery of 378 ILAVs to the Iraqi National Army ("BAE Agreement"). On August 8, 2006, we entered into a subcontract with BAE pursuant to which, among other things, we serve as BAE's principal subcontractor to provide the manpower and other resources needed to produce 50% of the vehicles in Ladson, South Carolina. We provide 100% of the after sales service and life cycle support required under the BAE Agreement. On June 30, 2008, this subcontract was amended to allow the purchase of up to 1,602 vehicles and life cycle support services through June 30, 2010. During the period from January 1, 2006 through December 31, 2006, we delivered 58 vehicles under the BAE Subcontract. During the period from January 1, 2007 through December 31, 2007, we delivered 99 vehicles under the BAE Subcontract. During the period from January 1, 2008 through June 30, 2008, we delivered 27 vehicles under the BAE Subcontract. The total awarded value of this contract from inception to date as of July 31, 2008 is approximately $62 million.

Production

        The key components of our manufacturing process are the following:

  •
  we utilize proprietary technology to design and manufacture blast- and ballistic-protected vehicle passenger compartments, which we sometimes refer to as "capsules," that we believe are capable of withstanding the explosive effects of landmines, IEDs and other blast threats encountered in wars, insurgency and urban conflicts;

  •
  we use commercial American-made automotive drivetrains and certain other components that can be repaired and maintained by traditional truck mechanics, although certain of our components are manufactured abroad or are in limited supply;

  •
  our workforce includes skilled welders and automotive mechanics;

  •
  we maintain a staff of engineers to provide in-house engineering support and utilize various manufacturing approaches to increase efficiency and product quality;

  •
  we utilize partners and subcontractors, including GDLS, to expand our capacity and capabilities to meet customer specifications, standards and delivery schedules at anticipated costs; and

  •
  we source steel and other raw material from various key vendors in the United States and overseas, and secure our automotive components from a variety of U.S. suppliers (including Caterpillar, Mack Trucks, a member of the Volvo Group, and Allison Transmission) and in certain cases, from foreign suppliers. We currently obtain all of the steel for the Buffalo vehicle from foreign suppliers and for our other vehicles, substantially from domestic suppliers. The next generation Buffalo, currently in testing with the U.S. Army, will incorporate domestic steel in place of foreign steel.

Sales and Marketing

        Our employees, including senior management and our vice presidents of marketing, business development, and program management, conduct our primary sales and marketing efforts. Apart from our senior management, our primary sales staff consists of 16 employees who reside in South Carolina, Virginia and Connecticut. We also have consultants and representatives in South Africa, the United Kingdom, Turkey, Japan, Poland and the United Arab Emirates; these representatives facilitate our business development activities in their respective countries and serve as local subject matter experts in helping us to better understand local requirements and practices in our efforts to establish markets overseas.

        We actively participate in shows involving countermine operations and technology, military vehicles, law enforcement technology and military force protection, including the Association of the U.S. Army Annual Meeting, Winter Symposium, Modern Marine Expo, and Tactical Wheeled Vehicle conferences. Additionally, our marketing efforts include advertising focused on the military community and brochures.

Sales to the U.S. Government

        For each of 2006 and 2007 and the six months ended June 30, 2008, substantially all of our net sales were derived from work performed directly or indirectly under U.S. government contracts.

Government Contracts and Regulation

        We are a DoD contractor that delivers products and services to all of the branches of the U.S. military. The U.S. government contracting process differs in many ways from commercial contracting, and involves a high degree of federal government regulation and oversight of the programs in which we participate. As a result, we are subject to extensive regulations and requirements of the U.S. government agencies and entities that govern these programs, including award, administration and performance of contracts. We are also subject to certain unique business risks associated with the U.S. government program funding and appropriations and government contracts.

        U.S. government contracts generally are subject to the Federal Acquisition Regulation ("FAR"), which sets forth policies, procedures, and requirements for the acquisition of goods and services by the U.S. government; agency-specific regulations that implement or supplement the FAR, such as the DoD Federal Acquisition Regulation Supplement ("DFARS"); and other applicable laws and regulations. These statutes and regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment, and audit requirements. A contractor's failure to comply with these regulations and requirements could result in reductions of the value of contracts, contract modifications or termination, and the assessment of civil or criminal penalties and fines and could lead to suspension or debarment from government contracting or subcontracting for a period of time.

        In addition, U.S. government contractors that perform military programs are also subject to audits and investigations by U.S. government agencies such as the Defense Contract Audit Agency ("DCAA"), the DoD Inspector General, and other government entities. U.S. government agencies review a contractor's performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. These entities also review the adequacy of compliance with internal control systems and policies, including the contractor's purchasing, property, estimating, compensation and management information systems, as well as possible instances of fraud, waste, and abuse. Additionally, each fiscal year, we must submit final cost data to the federal government indicating our actual costs incurred for the prior year, exclusive of certain costs that are not recoverable by federal government contractors. Once audited, the U.S. government may adjust the amounts on certain contracts, based upon established guidance, which may affect our recovery. These audits may also result, in among other things, price reductions, assessment of penalties, interest costs, or even potential debarment from participation in the Federal procurement system. See Item 1A, Risk Factors in Part I of this Annual Report on Form 10-K, for a discussion of certain additional risks associated with U.S. government contract regulations and requirements compliance.

        Generally, Congress appropriates funds on a fiscal year basis even though a program may extend across several fiscal years. Consequently, programs are often only partially funded initially and additional funds are committed only as Congress makes further appropriations and agencies determine a continued need for the specific program. The contracts under a program generally are subject to termination or adjustment if appropriations for such programs are not available or change or the applicable agency's budgeting priorities change. Additionally, the U.S. government is required to equitably adjust a contract price for additions or reductions in scope or other changes directed by the applicable agency. See Item 1A, Risk Factors in Part I of this Annual Report on Form 10-K, for a discussion of additional risks associated with program funding and appropriations.

        In most federal procurements, interested contractors submit information indicating their desire to provide the required goods. The agency then solicits competitive proposals or bids from qualified contractors by the publication of a formal RFP. The RFP typically describes the desired goods, terms and conditions, and evaluation criteria that the agency will use. Then, the interested contractors, called offerors, submit proposals in response to an RFP, and the agency evaluates the proposals and makes the award determination. The amount of time for a procurement to be completed (from notification of the RFP to award) can range from several months to a year or more.

        The government contracts for which we compete typically have multiple year terms, and if we are unable to win a particular contract, we generally will be excluded from competing again for that contract until its expiration several years later. In addition, upon the expiration of a contract, if the customer requires further services of the type provided by the contract, there is frequently a competitive re-procurement process.

        Most of our contracts are fixed-price contracts. Under fixed-price contracts, the contractor agrees to perform a specific scope of work for a fixed price. As a result, the contractor benefits from any cost savings but suffers from any losses from any cost overruns. See Item 1A, Risk Factors in Part I of this Annual Report on Form 10-K for a discussion of certain risks associated with fixed-price contracts.

        In addition we also hold ID/IQ contracts. Essentially, the ID/IQ contracts are umbrella contracts setting forth the basic terms and conditions under which the agency may order goods from a contractor, and in some cases, multiple contractors. Contractors undergo a competitive preselection process to become eligible to receive orders under ID/IQ contracts. In addition, ID/IQ contracts do not obligate the federal government to purchase goods above the minimum levels set forth in the contract. See Item 1A, Risk Factors in Part I of this Annual Report on Form 10-K for a discussion of the risk associated with ID/IQ contracts.

        U.S. government contracts generally permit the government to terminate the contract, in whole or in part, without prior notice, at the government's convenience, where the government no longer has a need for the service, or for default, usually based on deficiencies in performance. Generally, if a contract is terminated for convenience, the contractor is entitled to payments for some or all of its allowable costs incurred in performing the work that was terminated and may receive some allowance for profit on the work performed. If a contract is terminated for default, the contractor is generally entitled to payments for its work that has been accepted by the government. See Item 1A, Risk Factors in Part I of this Annual Report on Form 10-K for a discussion of certain additional risks associated with the U.S. government's right to terminate its contracts.

Certain Laws and Regulations Affecting Our Business

        There are certain federal laws that, while not specifically directed at us as a contractor, may affect our U.S. government contracts. The Anti-Deficiency Act is a collection of laws through which Congress exercises its constitutional control of the public purse. The central provision, codified at 13 U.S.C. §1341, prohibits making or authorizing an expenditure from, or creating or authorizing an obligation under, any appropriation or fund in excess of the amount available in the appropriation or fund unless authorized by law. The Anti-Deficiency Act also prohibits involving the government in any obligation to pay money before funds have been appropriated for that purpose, unless otherwise allowed by law. Generally, therefore, agencies cannot fund our contracts unless there has been a full appropriation of the necessary funds. Congress appropriates the majority of an agency's funds on a fiscal year basis, and the agencies, in turn, fund and award our projects. Agencies do not receive all funds for a given year at the outset of that year; rather they receive allocations and allotments in accordance with the Office of Management and Budget guidelines and internal agency policies. Therefore, the Anti-Deficiency Act indirectly regulates how the agency awards our contracts and pays our invoices.

        There are also numerous provisions within the FAR that affect the procurement process and administration of our contracts. With respect to the conducting of a procurement, the FAR provides guidance on how the agency is to conduct the evaluation of an RFP. The FAR also provides a mechanism through which disappointed bidders and contractors excluded from competing for government contracts and task or delivery orders may submit an objection, called a "bid protest," to an agency contracting officer, the Government Accountability Office in accordance with the relevant regulations, or the U.S. Court of Federal Claims. Performance under a contract being protested may be suspended while the protest is pending, and in cases where the contract is found to have been improperly awarded, the contract may be terminated, or other corrective action may be taken.

        Some contracts may be subject to the Truth in Negotiations Act ("TINA"), Cost Accounting Standards ("CAS") and Contract Cost Principles and Procedures ("Cost Principles"). Generally, TINA requires us to provide cost or pricing data and to certify that those data are current, accurate and complete, in connection with the negotiation of certain types of contracts, modifications or orders, but there are some exceptions to TINA, including contracts that are based on adequate price competition. The CAS regulations specifically exempt small businesses from compliance with the accounting requirements. As described under Item 1A, Risk Factors in Part I of this Annual Report on Form 10-K, we were previously categorized as a "small business" under federal procurement regulations, but now have grown sufficiently large that we no longer qualify as such. As a result, CAS will apply to our future contracts. The Cost Principles set forth the rules regarding the allocability and allowability of costs incurred in connection with federal government contracts.

        Another area covered by the FAR is an organizational conflict of interest ("OCI"). These regulations establish rules for avoiding, mitigating and neutralizing conflicts of interest in the issuance and performance of contracts by the federal government. Both contractors and contracting officers bear the burden of identifying and reporting OCIs. An OCI may arise because the nature of the work to be performed by a contractor has the potential, absent some restriction on future activities, to result in an unfair competitive advantage to the contractor or impair the contractor's objectivity in performing the contract or providing assistance or advice to the federal government. The government contracting officer is responsible for resolving any significant potential OCIs before a contract award is made or as soon as the OCI is identified.

        Our conduct and performance is also subject to the False Claims Act and other anti-fraud statutes. The False Claims Act, 31 U.S.C. §3729, prohibits contractors from knowingly submitting false or fraudulent claims for money (e.g., a false or fraudulent invoice) to the federal government. Any claim of violation of the False Claims Act may be a criminal and/or civil violation, which carries significant monetary penalties. Agencies may take administrative actions, such as suspension and debarment, in the event of a False Claims Act finding or conviction.

Laws and Regulations Affecting International Activities

        Federal laws affect our ability to sell our products abroad and grant access to our technology to foreign nationals in the U.S. We are obligated to comply with a variety of federal, state and local regulations, both domestically and abroad, governing certain aspects of our international sales and support, including regulations promulgated by, among others, the U.S. Departments of Commerce, Defense, State and Justice and the Bureau of Alcohol, Tobacco, Firearms and Explosives.

        For products and technology exported from the U.S. or otherwise subject to U.S. jurisdiction, we are subject to U.S. laws and regulations governing international trade and exports, including, but not limited to the International Traffic in Arms Regulations ("ITAR"), the Export Administration Regulations ("EAR"), the DoD's FMS program and trade sanctions against embargoed countries and destinations administered by the Office of Foreign Assets Control ("OFAC") of the U.S. Department of the Treasury. We are also obligated to fulfill requirements under the U.S. Munitions Import List for certain parts and components imported into the U.S. for our products. These laws and regulations impose compliance and licensing obligations to obtain U.S. government authorization for transfers outside the U.S. and to persons in the U.S. other than U.S. citizens and U.S. permanent residents.

        The Foreign Corrupt Practices Act ("FCPA") and equivalent laws and regulations in foreign jurisdictions prohibit improper payments to foreign governments and their officials by U.S. and other business entities. The FCPA has two principal parts: anti-bribery and record keeping provisions. The U.S. Department of Justice enforces the anti-bribery provisions; the Securities and Exchange Commission ("SEC") also has jurisdiction over civil enforcement of the anti-bribery provisions. The record keeping requirement, applicable only to companies registered on U.S. stock exchanges, obligates companies to maintain accurate books and records and internal financial controls regarding all transactions. The SEC oversees enforcement of these provisions.

Research and Development

        We continually seek to improve our technological leadership position through internal research, product development, licensing, and acquisitions of complementary technologies. As of December 31, 2007, we had 36 employees engaged in research and development. We continually work to enhance the survivability and reliability of our existing products and to develop and introduce innovative new products to satisfy the evolving needs of our customers domestically and internationally. To supplement our research activities we purchased a blast and ballistics range which gives us a technological advantage enabling rapid prototyping, confirmation testing, and analysis.

        In addition, we regularly investigate new ways to manufacture our various products to reduce variation, improve manufacturing cycle times, and reduce overall manufacturing costs.

        For the years ended December 31, 2007, 2006 and 2005, we spent $14.1 million or 1.6% of net sales, $3.2 million or 1.6% of net sales and $1.7 million or 3.3% of net sales, respectively, on research and development. None of our research and development costs were funded by our customers.

        We are committed to product development and expect to continue our investment in this area in the future. We believe that the continual development or acquisition of innovative new products will be critical to our future success. Failure to develop, or introduce on a timely basis, new products or product enhancements that achieve market acceptance could have a material adverse effect on our business, operating results or financial condition. See Item 1A, Risk Factors in Part I of this Annual Report on Form 10-K for a discussion of the risk associated with product development.

Raw Material and Supplies

        We depend on suppliers and subcontractors for raw material and supplies. The cost of our raw material and supplies may fluctuate substantially and some of our raw material and supplies may be in short supply, may be available from only one or a limited number of suppliers, or may only be available from foreign suppliers. Increased costs or difficulties in obtaining supplies and raw material in the requisite quantities, or at all, can have a material adverse effect on our results of operations. See Item 1A, Risk Factors in Part I of this Annual Report on Form 10-K for a discussion of our raw material.

        We are highly dependent on the availability of essential materials, parts and subassemblies from our suppliers and subcontractors. The most important raw material required for our products are armored steel, milled steel, major automotive components, and ballistic glass. Several major automotive components are procured or subcontracted on a sole-source, or limited source, basis with a number of domestic and non-U.S. companies. The most important raw material purchased is steel, accounting for approximately 17% of our total materials costs for the vehicles. In the case of the Buffalo, we are dependent on a non-U.S. supplier of Armox and Weldox steels. The next generation Buffalo, currently in testing with the U.S. Army, will incorporate domestic steel in place of foreign steel.

        We are dependent upon the ability of our suppliers and subcontractors to meet our specifications, standards and delivery schedules at anticipated costs. While we maintain a qualification and performance surveillance system to control risk associated with such reliance on third parties, failure of suppliers or subcontractors to meet commitments could adversely affect production schedules and contract profitability, while jeopardizing our ability to fulfill commitments to our customers.

        No material portion of our business is considered to be seasonal. Various factors can affect the distribution of our sales between accounting periods, including the timing of government awards, the availability of government funding, product deliveries and customer acceptance.

Intellectual Property

        We are a party to two long-term intellectual property agreements pursuant to which we have the right to use certain intellectual property technology relating to ballistic- and blast-protected vehicles. One agreement is with the CSIR Defencetek ("CSIR"), a division of the Council for Scientific and Industrial Research, a statutory council established in accordance with the Laws of the Republic of South Africa. The other is with Mechem, a division of Denel Pty Ltd, a company established under the Laws of the Republic of South Africa ("Mechem"). Under these agreements, we pay a per vehicle royalty fee in exchange for the exclusive transfer to us of certain technology.

        The agreement with CSIR provides for the provision, on an exclusive basis, by CSIR to us of certain technical, scientific and commercial intellectual property rights pertaining to the development of our Cougar, Buffalo and Tempest vehicles. Under our agreement with CSIR, we pay CSIR a fee for each vehicle sold and/or manufactured by us using the licensed intellectual property during the term of the agreement, including vehicles manufactured by our subcontractors. We are not obligated to pay a fee in respect of our Cheetah vehicle, and the manufacture of the Cheetah vehicles is not dependent upon the technology granted to us under the agreement. The initial term of the agreement was March 8, 2002 through March 7, 2007, and the term of the renewed agreement is March 8, 2007 through March 7, 2012. We have no right to extend the agreement after March 2012 and, if the agreement expires without renewal, after such date CSIR may grant a license to the licensed intellectual property to other parties. However, even upon expiration of the agreement we will have the ability to manufacture and deliver the Cougar and Buffalo vehicles.

        The agreement with Mechem provides for the provision, on an exclusive basis, by Mechem to us of certain technical, scientific and commercial intellectual property rights pertaining to the development of our Cougar and Buffalo vehicles. Under our agreement with Mechem, we pay Mechem a fee for each vehicle sold and/or manufactured by us using the licensed intellectual property during the term of the agreement, including vehicles manufactured by our subcontractors. We are not obligated to pay a fee with respect to our Cheetah vehicle, and the manufacture of the Cheetah vehicle is not dependent upon the technology granted to us under the agreement with Mechem. Our original agreement with Mechem was effective October 15, 2001 and expired October 15, 2006. Our current agreement with Mechem, which we entered into on September 13, 2006, expires on September 12, 2011. We have no right to extend the agreement after September 2011 and, if the agreement expires without renewal, after such date Mechem may license the licensed intellectual property to other parties. However, even upon expiration of the agreement, we will have the ability to manufacture and deliver the Cougar and Buffalo vehicles.

        We are a party to another license agreement with CSIR, pursuant to which we received two separate licenses. The first is a fully paid up internal license to perform research and development to verify, test and develop the technology (protection of wheeled and tracked vehicles against landmines and IEDs as disclosed in its patent) and assess the market for products through the parties written agreement of Proof of Concept (quantification and demonstration of the protection level and operation) in consideration of investing $500,000 since January 1, 2005. Proof of Concept will occur on the earlier of executing this written agreement or August 16, 2008. This agreement will terminate 12 months after Proof of Concept is attained.

        Once Proof of Concept is attained, we are required to pay a $200,000 exclusivity fee to CSIR that is deferred but paid through any sales of wheels and tracks for the second license. This second license also includes an exclusive, non-sublicensable license to exploit, including the manufacture, marketing, sale and use, the licensed technology in the United States, Canada, the UK, France, Israel, Germany and nonexclusively in South Africa. However, we must also pay CSIR a minimum royalty fee every year for each product that uses the technology or CSIR will have the right to rescind our exclusivity rights or terminate the agreement. The minimum royalty, which was due on August 16, 2008, was $150,000. All patent rights exist solely with CSIR and CSIR will also have the right of first refusal to patent any improvements that are made by us to the licensed technology. In return, CSIR will grant to us a royalty free license to use the patented technology in the proscribed territory. We may cancel this agreement for any reason upon providing CSIR sixty (60) days notice.

        In connection with our agreement with BAE, we entered into a production license agreement with BAE, dated June 13, 2006, pursuant to which we license to BAE the use of our Cougar vehicle as the basis for the ILAV vehicle design, and act as BAE's principal subcontractor to provide the manpower and other resources needed to produce 50% of the vehicles in Ladson, South Carolina. Pursuant to the terms of the agreement, we will receive a license fee for each ILAV vehicle manufactured by BAE under the Agreement. The production license agreement will remain in effect until the earlier of (i) completion of all the work under the BAE Agreement, (ii) termination of the agreement by us in the event of default by BAE, or (iii) termination of the subcontract for convenience. We own all the intellectual properties associated with the ILAV design, including improvements.

        In connection with our Workshare Agreement with GDLS, we entered into a technology license agreement with Force Dynamics and GDLS, dated December 15, 2006. The agreement provides that we grant Force Dynamics and GDLS a non-exclusive license without the right to sublicense to manufacture the Cougar utilizing our background intellectual property for the MRAP Competitive Contract. Force Dynamics and GDLS pay us a fee per each vehicle manufactured by them using the licensed intellectual property, which fee we use to pay our license fees under the CSIR and Mechem agreements described above. The term of this technology license agreement is the later of completion or complete termination of the MRAP program or the Workshare Agreement.

Personnel

        As of December 31, 2007, we had a total of approximately 1,300 employees, comprised of approximately 1,200 in the United States and approximately 100 located in various foreign countries in support of our vehicles. In addition, we had approximately 600 contract employees. Of our total employees, approximately 800 were hourly employees and approximately 500 were salaried employees. As of June 30, 2008, we had approximately 1,400 employees, including 150 field service representatives. In addition, we had approximately 300 contract employees. We are not a party to any collective bargaining agreement, although we are subject to the risk that labor unions may seek to unionize some of our employees. We believe our relations with employees are good.

Environmental Matters

        We are subject to federal, state and local laws and regulations regarding the protection of the environment, including air, water and soil. Our manufacturing business involves the use, handling, storage and contracting for the recycling or disposal of, hazardous or toxic substances or wastes, including environmentally sensitive materials, such as batteries, solvents, lubricants, degreasing agents, gasoline and resin. We must comply with certain requirements for the use, management, handling and disposal of these materials. We maintain limited pollution liability insurance for our Ladson, South Carolina facility, where we manufacture the Cougar and Buffalo vehicles, our Summerville, South Carolina facility, our Roxboro, North Carolina facility, and our Edgefield, South Carolina facility, where we conduct some of our blast range activities and some of our research and development activities. If we are found responsible for any hazardous contamination, we may have to pay expensive fines or penalties or perform costly clean-up. Even if we are charged, and later found not responsible for such contamination and clean-up, the costs of defending the charges could be high.

Other Regulatory Matters

        In addition to the laws and regulations discussed above under "—Government Contracts and Regulation" "—Certain Laws and Regulations Affecting Our Business" and "—Environmental Matters" above, our operations and products are subject to regulation, supervision, and licensing under various other federal, state, local and foreign laws and regulations. Certain governmental agencies such as the Occupational Safety and Health Administration ("OSHA") monitor our compliance with their regulations, require us to file periodic reports, inspect our facilities and products, and may impose substantial penalties for violations of the regulations. There can be no assurance we will be successful in complying with these laws and regulations, or that any failure to comply with these laws and regulations will not have a material adverse effect on our business, financial position, results of operations, and cash flows.

 Management

        The following table sets forth certain information about our directors and executive officers as of June 30, 2008.

Name	Age	Position
Michael Moody	62	Chief Executive Officer, President, Chairman
Francis E. Scheuerell, Jr.	49	Interim Chief Financial Officer
Lenna Ruth Macdonald	46	Chief Strategy Officer, General Counsel and Corporate Secretary
Daniel Busher	45	Executive Vice President, Operations
Mark Edwards	46	Executive Vice President, Development
Charles Mathis	48	Executive Vice President, Finance
Damon Walsh	46	Executive Vice President, Customer Operations
MGen. Jack A. Davis	62	Director
LTG. Roger G. Thompson, Jr.	63	Director
John S. Day	59	Director
John W. Paxton, Sr.	71	Director

         Michael Moody.    Mr. Moody was appointed President of Force Protection, Inc. in September 2007, the Interim Chief Executive Officer on January 30, 2008 and appointed as the Chief Executive Officer on February 29, 2008. Mr. Moody has more than thirty years of senior management experience in operational management, reorganizations, acquisitions and business transformations. From 2005—2007 he provided business and financial advisory services to privately held businesses. Mr. Moody was the Chief Operating Officer at the London American General Agency and Senior Vice President of Corporate Development for Magna Carta Companies, a mutual insurance company, where he also served on the Board of Directors. Mr. Moody is a CPA (Australia) and an associate with the Australian Society of Accountants, and holds a Bachelor of Arts in Economics from Macquarie University in Sydney, Australia.

         Francis E. Scheuerell, Jr.    Mr. Scheuerell has been the Interim Chief Financial Officer of Force Protection, Inc. since February 2008. Mr. Scheuerell, has over 26 years of experience addressing complex accounting and reporting issues. Prior to joining a predecessor of the Huron Consulting Group Inc. in December 2005, Mr. Scheuerell was Vice President—Financial Reporting for HealthSouth Corporation from June 2004 to December 2005 assisting with rebuilding of its accounting organization and infrastructure. Prior to that, Mr. Scheuerell was a partner in BDO Seidman's national accounting office and, from 1994 to 2001, was a project manager with the Financial Accounting Standards Board. Mr. Scheuerell holds a Bachelor of Science from Illinois State University, and is a certified public accountant and certified management accountant.

         Lenna Ruth Macdonald.    Ms. Macdonald joined Force Protection, Inc. in November 2007 with over 19 years legal experience as in-house counsel and in private practice. Ms. Macdonald has specialized experience in corporate governance, compliance, securities and transactional matters. Prior to joining the Company, she served as Vice President, General Counsel & Secretary of Commonwealth Industries, Inc. (a Nasdaq listed leading aluminum sheet manufacturer), as in-house counsel for Banc One Corporation and as Assistant General Counsel and Group Leader at BONHAM, a Banc One subsidiary. Ms. Macdonald was also an associate with the international law-firm McDermott, Will & Emery based in its Boston, Massachusetts office. Ms. Macdonald holds a Juris Doctor from Emory University School of Law, and a Bachelor of Arts from Brown University.

         Daniel Busher.    Mr. Busher has been the Executive Vice President, Operations, of Force Protection, Inc. since March of 2008. Bringing more than 20 years of international business experience in the automotive industry, Mr. Busher joined Force Protection, Inc. in October of 2006. Previously, he

was an executive of materials for North American Automotive Operations within Alcoa, maintaining responsibilities in the United States, Mexico and Honduras. In addition, he held numerous senior location Plant and Operations Management roles throughout Alcoa. Mr. Busher began his career as a member of the GM Saturn Corporation start-up team that implemented revolutionary new labor agreements and lean manufacturing methods from early concept to full production. Mr. Busher earned his Bachelor of Science degree in Mechanical Engineering from the University of Wisconsin. He also holds an Executive Master of Business Administration, Beta Gamma Sigma honors, from the Owen School at Vanderbilt University.

         Mark Edwards.    Mr. Edwards has been with Force Protection, Inc. since November 2004. Mark Edwards has more than 18 years experience in both automotive and military transport equipment industries. Prior to joining Force Protection, Mr. Edwards was Vice President, Operations for Ducommun Aerostructures, where he was responsible for all aerostructure manufacturing for the Boeing C-17 and Chinook programs, as well as Sikorsky's BlackHawk/NavalHawk program. Mr. Edwards earned a Bachelor's degree in Mathematics and Chemistry from Wright State University, and a Master's of Business Administration from Pepperdine University.

         Charles Mathis.    Mr. Mathis joined Force Protection, Inc. in June 2008. Mr. Mathis has over 20 years of experience in strategic finance and accounting for a number of manufacturing companies including two major defense contractors. Prior to joining Force Protection, Mr. Mathis was Chief Financial Officer of EFW, Inc. a US segment of Elbit Systems Ltd., a public Israeli defense conglomerate. At Elbit, Mr. Mathis was responsible for all areas of finance, contract accounting, government compliance, Sarbanes Oxley compliance, tax and the development of joint venture agreements. Prior to Elbit, Mr. Mathis was Vice President, Finance and IT, with Fairbank Morse Engine, a supplier of medium speed diesel engines to the US Navy and the engine segment of EnPro Industries. Mr. Mathis received his Master of Business Administration from the University of Chicago Graduate School of Business and completed his undergraduate studies at Wake Forest University. Mr. Mathis is a certified public accountant and also served as a Lieutenant in the United States Marine Corps.

         Damon Walsh.    Mr. Walsh joined Force Protection, Inc. in July 2005. Before joining Force Protection, Mr. Walsh was a career officer in the U.S. Army serving in a wide variety of staff and command positions including operational assignments as an airborne Infantry officer and Special Forces officer. Mr. Walsh also served for over a decade in the Army Acquisition Corps. This culminated in his assignment as the Commanding Officer of the Joint Systems Manufacturing Center at Lima overseeing the manufacture of Abrams Main Battle Tanks, Stryker vehicles, and Marine Corps Expeditionary Fighting Vehicles. Retiring as a Lieutenant Colonel, Mr. Walsh is a Level III Certified Acquisition Professional as well as a Certified Professional Contracts Manager and has over 25 years experience in both the operational Army and the Acquisition community. Mr. Walsh holds a Master in Management from the U.S. Naval Postgraduate School and is a graduate of the Army Command & General Staff College. He is also a veteran of Operations Desert Shield/Desert Storm, Provide Comfort, Uphold Democracy, and Iraqi Freedom.

         Major General Jack A. Davis, USMC (RET.).    MGen. Davis has been a director of Force Protection, Inc. since March 2006 and has a diverse background of senior level management and leadership positions in business, law enforcement and the military. With over 40 years experience, he is highly regarded in each of these fields. MGen. Davis served in the U.S. Marine Corps, both active and reserve, from 1968 to 2005 where he held the rank of Major General. MGen. Davis' career included command at every level from platoon to division in addition to numerous staff assignments. MGen. Davis attended numerous high level schools both here and abroad. MGen. Davis' law enforcement career included both federal and state agencies where he retired in 1999 with 30 years of distinguished service. MGen. Davis is also the founder of J.A. Davis and Associates, a security and leadership training company. In addition to his service with Force Protection, MGen. Davis currently serves on the Board of Advisors of two publicly held and one privately held company. MGen. Davis holds undergraduate and masters degrees from Indiana State University and a Master of Urban Administration from University of North Carolina—Charlotte.

         Lieutenant General Roger G. Thompson, Jr., USA (RET.).    LTG. Thompson has been a director of Force Protection, Inc. since December 2006. LTG. Thompson is Vice President of the Association of the United States Army where he is responsible for all operational events including symposia, the largest landpower exhibition and conference in North America and four exhibitions in four overseas trade shows. Additionally, he provides executive leadership of 124 AUSA Chapters worldwide and management of membership programs totaling over 5,300 major, midsize and small defense oriented companies. He currently serves on the Board of Advisors of a privately held company. A veteran with 34 years of experience on active duty, LTG. Thompson commanded at all levels of the Army, including field artillery and transportation units. While with the Department of Army Staff, LTG. Thompson served as Deputy Assistant Secretary of the Army, Financial Management and Comptroller (Director of the Army Budget). LTG. Thompson completed his military career as the Deputy Commander in Chief, United States Transportation Command. In this position he was responsible for the daily operations supporting all military and commercial transportation for the entire DoD. LTG. Thompson holds a Bachelor of Science from the United States Military Academy, a Master of Business Administration from Syracuse University, and a Master's degree in National Security and Strategic Studies from the Naval War College. He graduated from the Army's Command and General Staff College and the Naval War College.

         John S. Day.    Mr. Day has been a director of Force Protection, Inc. since September 2007. Mr. Day has over 30 years of experience in the accounting profession serving a broad range of publicly and privately owned clients. Mr. Day joined Arthur Andersen LLP in 1976 and was admitted as an audit partner in 1986. In 2002, he joined Deloitte & Touche LLP in Atlanta as a Director. Mr. Day retired from Deloitte in December 2005. Mr. Day was appointed to the board of Lenbrook Square Foundation, Inc., a non-profit organization, effective July 1, 2007 where he serves as a member of the finance and governance committees. Mr. Day holds a Bachelor of Arts in Economics from the University of North Carolina and a Master of Business Administration from Harvard Graduate School of Business.

         John W. Paxton, Sr.    Mr. Paxton has been a director of Force Protection, Inc. since February 2008. He has over 30 years of experience in the aerospace, wireless voice and data, logistics and manufacturing industries. Currently, Mr. Paxton is the Chairman and Chief Executive Officer of Pro Mach, Inc., an integrated packaging solutions provider, and has been the Chairman of Mobilisa, a provider of wireless internet solution to the DoD, since 2002. From 2007 until the present, Mr. Paxton has been the Vice Chairman of IntelliCheck Mobilisa, Inc. From 1998 until 2002, Mr. Paxton was the Chairman and Chief Executive Officer of Telxon Corporation. Mr. Paxton served on the Board of Directors of TransDigm, Inc., a supplier of proprietary aerospace components used in commercial and military aircraft. Mr. Paxton holds a Bachelor of Science and Master of Science in business administration from LaSalle University, and is a registered professional engineer.

Our Board of Directors and Committees

        Our board of directors is divided into three classes, with each class of directors serving a staggered three year term. Messrs. Day and Paxton are in the class of directors whose term expires in 2008; MGen. Davis is in the class of directors whose term expires 2009; and Mr. Moody and LTG. Thompson are in the class of directors whose term expires 2010.

        We have an audit committee and a compensation committee, each of which is composed entirely of directors meeting the applicable independence standards of the Nasdaq Capital Market and the rules and regulations of the Securities Exchange Act of 1934 ("Exchange Act"). Generals Davis and Thompson and Messrs. Day and Paxton are the members of our audit committee. Our board of directors has determined that Mr. Day is an "audit committee financial expert" defined by applicable Securities and Exchange Commission rules. Our compensation committee is comprised of Mr. Paxton and Generals Davis and Thompson.

WHERE YOU CAN FIND ADDITIONAL INFORMATION

        Our principal executive offices are located at 9801 Highway 78, Building No. 1, Ladson, South Carolina 29456, and our telephone number is (843) 574-7000. We are subject to the information reporting requirements of the Exchange Act, and, in accordance with these requirements, we file annual, quarterly and other reports, proxy statements and other information with the SEC relating to our business, financial results and other matters. The reports, proxy statements and other information we file may be inspected and copied at prescribed rates at the SEC's Public Reference Room and via the SEC's website (see below for more information).

        You may inspect a copy of the reports, proxy statements and other information we file with the SEC, without charge, at the SEC's Public Reference Room, 100 F Street, N.E., Room 1580, Washington, D.C. 20549, and you may obtain copies of the reports, proxy statements and other information we file with the SEC, from those offices for a fee. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings are available to the public at the SEC's website at http://www.sec.gov.

        Our website address is www.forceprotection.net. Through a link on the Investor Relations section of our website, we make available the following filings after they are electronically filed with or furnished to the SEC: our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act. All such filings are available free of charge.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K, including the information incorporated by reference herein, contain both historical and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Exchange Act. All statements other than statements of historical fact included in this Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report on Form 10-K that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial position, results of operations, cash flows and business. We have identified some of these forward-looking statements with words like "believe," "may," "will," "should," "expect," "intend," "plan," "predict," "anticipate," "estimate" or "continue" and other words and terms of similar meaning. These forward-looking statements include, among other things:

  •
  statements regarding the growth of the U.S. and world market for blast- and ballistic-protected vehicles and survivability solutions;

  •
  statements regarding the U.S. military's plans or intentions to replace the HMMWV fleet with armored vehicles, including the possible timeframe of this replacement and the potential number of armored vehicles that might be required under this program;

  •
  information regarding the number of various types of MRAP and other armored vehicles that may be purchased by the U.S. Marine Corps, the U.S. Army and other U.S. and foreign customers under various programs, including the MRAP, GSTAMIDS, JLTV and FMS programs, and the value of vehicles that may be acquired;

  •
  statements with respect to our expectations regarding our ability to obtain materials, components and supplies necessary to manufacture our vehicles, our ability to improve cost efficiencies, including, without limitation, as a result of volume purchasing, improvements in our manufacturing process and possible future changes in the efficiencies in our operations;

  •
  statements regarding any changes in our cost of sales, our general and administrative expenses or our research and development expenses as a percentage of net sales;

  •
  statements regarding the revenues that may be derived from, and the quantities of vehicles that may be purchased or ordered pursuant to, existing or possible future contracts or orders by various customers, including statements regarding the estimated value of those orders and contracts and statements about the amount of vehicles in our backlog and the value of our backlog;

  •
  statements regarding our ability to utilize net operating loss carry-forwards for income tax purposes; and

  •
  statements regarding the rate at which we and GDLS will produce MRAP vehicles and the date as of which we will achieve any particular monthly production rate of these vehicles.

        These forward-looking statements were based on expectations about future events at the time they were made and are subject to numerous uncertainties and factors, all of which are difficult to predict and many of which are beyond our control. Many factors mentioned in our discussion in this Annual Report on Form 10-K and the documents incorporated by or deemed to be incorporated by reference in this Annual Report on Form 10-K, including the risks outlined under Item 1A, Risk Factors, will be important in determining future results. We do not know whether the expectations reflected in these forward-looking statements will prove correct. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including those described under "Risk Factors" and those discussed in other documents we file with the SEC, which are incorporated or deemed to be incorporated by reference in this Annual Report on Form 10-K.

        In addition, this Annual Report on Form 10-K and the documents incorporated by reference herein contain historical information, forecasts and estimates regarding defense expenditures by the U.S. federal government, actual and anticipated procurement of armored vehicles and similar matters. This historical data and these forecasts and estimates have been obtained from publicly available information, industry publications, trade associations and data compiled by independent market research firms. However, we have not independently verified this information and we cannot assure you that it is accurate or that these forecasts and estimates will prove correct.

        When used in this Annual Report on Form 10-K, except as specifically noted otherwise, the term "Force Protection, Inc." refers to Force Protection, Inc. only, and the terms "Company," "we," "our," "ours" and "us" refer to Force Protection, Inc. and its consolidated subsidiaries.

ITEM 1A.    RISK FACTORS

        The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. Please also see "Special Note Regarding Forward-Looking Statements" on page 23.

If we are unable to obtain future orders for our vehicles, our financial position, results of operations, and cash flows would be adversely affected and our business may fail.

        We have received substantial orders from the U.S. military under the MRAP program, which accounted for substantially all of the increase in our net sales during the year ended December 31, 2007. Substantially all of our income comes from our U.S. government contracts either as a prime contractor or as a subcontractor to another prime contractor to the U.S. government. These orders have resulted, in significant part, from the particular combat situations encountered by the U.S. military in Iraq and Afghanistan, especially the use of IEDs by enemy combatants. We cannot be certain, therefore, to what degree the U.S. military will continue placing orders, and these orders may decrease significantly or cease.

        The main uncertainty about our future operations is whether we will continue to receive additional orders or contracts for our vehicles or our survivability solutions. We estimate that orders for our MRAP vehicles will allow us to continue production through the first part of 2009 and for our Buffalo vehicles to extend production until 2012. It is impossible to predict with certainty whether such future orders or contracts will be placed by existing or new customers. If we do not receive future orders or contracts for production beyond such dates, it is unlikely that our vehicle business will continue and our business will be materially affected.

        Our largest contract in 2006, in terms of value, was awarded to us on a sole source basis in November 2006 by the U.S. Marine Corps under the MRAP Program. The MRAP Sole-Source Contract was for our Cougar and Buffalo vehicles and was substantially performed in 2007.

        Our largest contract in 2007, in terms of value, was awarded to us in January 2007 by the U.S. Marine Corps under the MRAP program competitive bidding process. The MRAP Competitive Contract is an ID/IQ contract that allows the U.S. government to order a maximum of 4,100 Cougar vehicles per year for a five-year period. However, the U.S. government is not required to issue any vehicle orders under the MRAP Competitive Contract, and existing orders can be terminated at the convenience of the government before completion. We fulfill the MRAP Competitive Contract with GDLS through the GDLS Subcontract.

        Our largest contract in 2008, in terms of value, was awarded to us by the United Kingdom Ministry of Defence under the FMS program. The UK FMS Contract is for 174 Cougar Mastiffs, a Cougar 6x6 variant, six 4x4 Cougars, and 151 Cougar Ridgbacks, a Cougar 4x4 variant. The UK FMS Contract is administered by the Marine Corps Systems Command and is subject to price definitization.

        Moreover, we are seeking to sell our Cheetah vehicle to the U.S. military and our future results of operations will depend to a large degree on our ability to sell significant quantities of Cheetah vehicles. To the extent we are unable to sell a substantial quantity of Cheetah vehicles, our results of operations will be materially adversely affected and we may suffer losses.

        In addition, we have received contracts awards through the competitive bidding process, including the MRAP Competitive Contract, and may continue to do so in the future. The competitive bidding process presents a number of risks, including the following:

  •
  we may expend substantial funds, managerial time and effort to prepare bids and proposals for contracts that we may not win;

  •
  we may be unable to estimate accurately the resources and cost that will be required to service any contract we win, which could result in substantial cost overruns; and

  •
  we may encounter expense and delay if our competitors protest or challenge awards of contracts to us in competitive bidding, and any such protest or challenge could result in a requirement to resubmit bids on modified specifications or in the termination, reduction or modification of the awarded contract.

We rely on sales to the U.S. government, and a failure to obtain new contracts or a reduction of sales under existing contracts with the U.S. government could adversely affect our operating performance and our ability to generate cash flow to fund our operations. The continuation and renewal of contracts with the U.S. government are contingent upon the availability of governmental funding, which may be unpredictable.

        We derive substantially all of our revenue from contracts and subcontracts with the U.S. government and its agencies, primarily the DoD. We expect that U.S. government contracts, particularly with the DoD, will continue to be our primary source of revenue for the foreseeable future. The continuation and renewal of our existing government contracts and new government contracts are, among other things, contingent upon the availability of adequate funding for various U.S. government agencies, including the DoD. Changes in U.S. government spending could directly affect our operating performance and lead to an unexpected loss of revenue. The loss or significant reduction in government funding of a large program in which we participate could also result in a material decrease to our future sales, earnings and cash flows. U.S. government contracts are also conditioned upon the continuing approval by Congress of the amount of necessary spending. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract periods of performance may extend over many years. Consequently, at the beginning of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years. Among the factors that could impact U.S. government spending and reduce our federal government contracting business include:

  •
  the outcome of the U.S. November 2008 Presidential and Congressional elections;

  •
  a significant decline in, or reapportioning of, spending by the U.S. government, in general, or by the DoD in particular post election;

  •
  changes, delays or cancellations of U.S. government programs, requirements or policies;

  •
  the adoption of new laws or regulations that affect companies that provide services to the U.S. government;

  •
  U.S. government shutdowns or other delays in the government appropriations process;

  •
  curtailment of the U.S. government's outsourcing of services to private contractors;

  •
  changes in the political climate, including with regard to the funding or operation of the services we provide; and

  •
  general economic conditions, including a slowdown in the economy or unstable economic conditions in the United States or in the countries in which we operate.

        These or other factors could cause U.S. government agencies to reduce their purchases under our contracts, to exercise their right to terminate our contracts in whole or in part, to issue temporary stop-work orders, or decline to exercise options to renew, our contracts. The loss or significant curtailment of our material government contracts, or our failure to renew existing contracts or enter into new contracts could adversely affect our operating performance and lead to an unexpected loss of revenue.

We identified material weaknesses in our internal control over financial reporting, which have in the past and in the future could adversely affect our ability to report our financial condition and results of operations accurately or on a timely basis. We concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2007. As a result, current and potential shareholders could lose confidence in our financial reporting, which could harm our business and the trading price of our stock.

        We identified a number of material weaknesses in our internal control over financial reporting and concluded that, as of December 31, 2007, we did not maintain effective control over financial reporting. As a result in part of these material weaknesses, we also concluded that our disclosure controls and procedures were not effective as of December 31, 2007.

        In addition, we previously identified a number of material weaknesses in our internal control over financial reporting and concluded that, as of December 31, 2005 and 2006, we did not maintain effective control over financial reporting. As a result in part of these material weaknesses, we also previously concluded that our disclosure controls and procedures were not effective as of December 31, 2005 and December 31, 2006.

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

        Material weaknesses in our internal control over financial reporting could adversely impact our ability to provide timely and accurate financial information. If we are unsuccessful in implementing or following our remediation plan, or fail to update our internal control over financial reporting as our business evolves, we may be unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures. Any such failure in the future could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder and periodic management evaluation of our disclosure controls and procedures. If we are unable to report financial information in a timely and accurate manner or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC and Nasdaq, including a delisting from the Nasdaq Capital Market, securities litigation, and a general loss of investor confidence, any one of which could adversely affect our business prospects and the market value of our common stock.

        We also have extensive work remaining to remedy the identified material weaknesses in our internal control over financial reporting and our disclosure controls and procedures and this work will continue during 2008. There can be no assurance as to when all of the material weaknesses will be remedied. Until our remedial efforts are completed, management will continue to devote significant time and attention to these efforts, and we will continue to incur expenses associated with the additional procedures and resources required to prepare our financial statements and to remediate these weaknesses. Certain of our remedial actions, such as efforts to hire additional qualified personnel and implement new operating and accounting systems and new financial policies and procedures related thereto, will be ongoing and will result in our incurring substantial additional costs even after our material weaknesses are remedied. In addition, there can be no assurance that, as a result of these remediation efforts or otherwise, we will not identify other inaccuracies in either our previous or future financial statements that will require amendments and restatements to those financial statements, which also could have a material adverse effect on us and on the price of our common stock.

        Although we have taken steps to correct our material weaknesses, we may still be subject to risks. For a more detailed discussion of our material weaknesses, see Item 9A, Controls and Procedures, in this Annual Report on Form 10-K.

We included restated condensed consolidated financial statements and other financial information in this Annual Report on Form 10-K for the periods ended March 31, 2007, June 30, 2007 and September 30, 2007 and plan on promptly filing separate amended Quarterly Reports on Form 10-Q to reflect the restated condensed consolidated financial statements for such periods. Continued amendments and restatements to our financial statements may result in potential and current shareholders losing confidence in our financial reporting, which could harm our business and the trading price of our stock.

        We included certain restated condensed consolidated financial statements and other financial information in this Annual Report on Form 10-K for the periods ended March 31, 2007, June 30, 2007 and September 30, 2007 and plan on promptly filing separate amended Quarterly Reports on Form 10-Qs for such periods to reflect such restated condensed consolidated financial statements.

        We previously amended our consolidated financial statements and certain other financial information appearing in our Annual Report on Form 10-K for the year ended December 31, 2006 and restated our consolidated financial statements and certain other financial information appearing in our Annual Report on Form 10-K for the year ended December 31, 2005 and in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

        Continued and repeated restatements and amendments to our consolidated financial statements and periodic reports may cause shareholders to lose confidence in our financial reporting, and such loss of confidence could cause the trading price of stock to become volatile or to decrease.

We are subject to and may continue to be subject to lawsuits resulting from the material weaknesses in our internal control over financial reporting and our lack of sufficient management and managerial processes to support our rapid growth.

        As described in the preceding risk factors and in more detail in Item 9A, Controls and Procedures, we have announced that we have identified material weaknesses in our internal control over financial reporting. In addition, we have not had robust internal systems in place for our managerial processes. As a result, our rapid growth placed a great strain on the managerial and compliance processes in place at that time; that, along with the material weaknesses in our internal control over financial reporting, has subjected the Company to increased risk of regulatory enforcement proceedings and private litigation.

        We are aware that at least ten shareholder class action lawsuits have been initiated seeking damages to recompense those who purchased or otherwise acquired our securities between August 14, 2006 and February 29, 2008 because of a loss in the trading value of our stock. The allegations include but are not limited to allegations that certain former and current members of management and the board of directors violated the Exchange Act and made false or misleading public statements and/or omissions concerning our business, internal controls, and financial results. Shareholders have filed at least seven derivative lawsuits against former and current officers and board members seeking damages and other relief; and we have been the subject of other suits, described in more detail in Item 3, Legal Proceedings, stemming from weaknesses in our control over financial reporting and/or from our managerial and compliance processes. It is possible that other litigants may institute additional lawsuits against us as a result of these deficiencies seeking the payment of damages. These lawsuits are likely to be costly to defend and could involve the substantial diversion of management time and resources and have other adverse effects, and we may be required to make substantial payments to settle any such lawsuits or to satisfy any judgments that may be rendered against us.

If we are unable to effectively manage the rate of change of our operations, our business and operating results will be harmed and our reputation may be damaged.

        We significantly expanded our operations in 2005, 2006 and 2007. In contrast, during the first six months of 2008, we have focused on recalibrating the rate of our growth and expansion. For example, our net sales grew from approximately $49.7 million in 2005 to $196.0 million in 2006 and to $890.7 million for 2007.

        We have made substantial investment in our Ladson manufacturing facility. Our ability to right-size our business to match our operational requirements may have an impact as we have made substantial capital investments for our manufacturing capabilities at our leased Ladson facility.

        During the first six months of 2008, we sought to stabilize our business to match our contract delivery order requirements. We recognized that our business was changing, and in response, we are attempting to rebalance our workforce and manufacturing capacity. We may incur costs as a result of our efforts to recalibrate our business to meet the needs of our customers. In addition, in the past three years we had sought to rapidly expand and develop our operations and production capacity. We have incurred costs and are continuing to incur significant costs associated with our rapid expansion based on the expectation of future contract revenues. We are still experiencing and may continue to experience certain effects from this rapid growth, such as payments under serverance arrangements and the cost associated with excess manufacturing capacity and inventory. This growth had placed significant demands on our management and our administrative, operating, manufacturing and financial resources. In addition, our operating and accounting systems and related financial policies and procedures need to be substantially improved in order to accommodate our current and projected production levels and to support our government compliance requirements now that we are classified as a large business under applicable federal contracting regulations. We continue to face challenges in improving our administrative, operating, managerial, accounting and financial systems to accommodate our current and projected production levels.

        Even though the rate of our growth has decreased, the transition may continue to place a significant strain on our resources. Our future performance and results of operations will depend in large part on our ability to attract and retain qualified employees, management and other key personnel, our ability to implement successful increases to our production capacity and enhancements to our management, accounting and information technology systems, and our ability to adapt our facilities and systems, as necessary, to respond to growth and changes in our business.

We recently added significant manufacturing capacity and currently have excess manufacturing capacity. If demand for our vehicles declines, we may have additional inefficient or under-utilized capacity, and our gross margins and cash flows may suffer and we may incur losses.

        In response to the increased demand for our blast- and ballistic-protected vehicles, we added significant manufacturing capacity during each of the past several years. Currently, we have excess manufacturing capacity. In addition, demand for our vehicles may not remain at levels sufficient to utilize our present manufacturing capacity. Much of our manufacturing facilities and production equipment are special purpose in nature and cannot be adapted easily to make other products. If the demand for mine-protected vehicles does not increase or declines substantially from current levels, our facilities may have significant under-utilized capacity. Therefore, a substantial decline in demand for our blast- and ballistic-protected vehicles could result in significant additional excess manufacturing capacity, which would adversely affect our results of operations and could result in losses.

        For example, we purchased and made substantial expenditures at our Roxboro, North Carolina facility to manufacture the Cheetah vehicle. We have not yet begun to manufacture the Cheetah vehicle in commercial quantities. As of June 30, 2008, we had manufactured a limited number of Cheetah vehicles, all of which have been used solely for testing and demonstration purposes. We have not received any orders for the Cheetah to date. In March 2008, we had an impairment of our assets in connection with our decision to suspend the construction of the assembly line at our Roxboro, North Carolina facility and development of a plan for an alternative use for the facility. See Item 8 Note 4, Property and Equipment—Subsequent Event—Asset Impairment. We currently intend to use our Roxboro, North Carolina facility for training and sustainment purposes.

Our business may be materially affected if we are unable to anticipate the demand for and develop acceptable next generation vehicles and other survivability solutions to meet the demands of our customers, or if we are unable to sell next generation vehicles in the quantities that we anticipate.

        The future of our business depends on our ability to anticipate threats to the survivability of friendly forces and to develop, test, and be able to produce solutions to counter these threats in a manner that satisfies the cost, performance, and schedule demands of our customers. To the extent that our customers seek additional survivability solutions, we expect to face substantial competition from other companies, many of which have significantly greater financial and other resources than we do, in competing for these orders. Accordingly, if we are unable to develop and design acceptable vehicles and solutions in time to meet the demands of our customers, our net sales may decline in the future.

        Additionally, if we are unable to sell the next generation of vehicles in the quantities that we anticipate, our inventory and prior capital investments may not be fully utilized and our business may be materially affected. For example, we have not yet begun to manufacture the Cheetah vehicle in commercial quantities. As of June 30, 2008, we had manufactured a limited number of Cheetah vehicles, all of which have been used solely for testing and demonstration purposes. This means that we have incurred expenses for components, raw material, and other expenses in connection with producing the Cheetah without any orders from customers to purchase the vehicles we manufacture. Moreover, we may experience difficulties, expenses and delays in starting up production at this new facility, as we have no prior experience in manufacturing the Cheetah vehicle in commercial quantities and it may take a substantial period of time for us and our employees to develop sufficient familiarity with this new facility in order for us to achieve requisite efficiencies in producing the Cheetah. To the extent that we do not receive orders for the Cheetah in significant quantities, or if those orders are received later than we anticipate, or if we incur delays or unforeseen expenses in connection with outfitting and equipping this facility, our business, prospects, results of operations and financial condition may be materially adversely affected. If these events occur, they could have a material adverse effect on our business, results of operations, financial position and cash flows. In addition, if we are not able to sell the Cheetah in significant quantities or at all, we may not be able to sustain the growth of our business, our net sales may decline and our business may be materially adversely affected.

We are now a large business under applicable U.S. government regulations and may be precluded from being awarded new contracts with the U.S. government unless our accounting and estimating systems are improved sufficiently to meet government standards.

        In order to enter into certain contracts with the U.S. military, a contractor's accounting and estimating systems must generally meet the standards established by the FAR, and, with regard to certain types of contracts, CAS. Compliance is usually reviewed by the DCAA, an arm of the DoD. Contractors who do not meet these standards generally are not eligible to win certain new contracts from the U.S. government.

        Because we previously were a small business within the meaning of applicable federal regulations, we were not required to comply with the accounting and estimating requirements in order to enter into contracts with the U.S. military. However, as a result of the growth of our business, as of November 14, 2007, we are no longer considered a small business and we therefore will be required to meet these additional accounting and estimating standards to the extent that they apply to new contracts that we are awarded. We have been advised by the DCAA that our accounting and estimating systems do not meet these requirements and, although we have been seeking to improve these systems, we have extensive work remaining in order to meet these standards. There can be no assurance as to when we will be able to meet these standards and, until we are able to do so, we may not be eligible for new contract awards by the U.S. military. Accordingly, any failure to meet these standards will likely have a material adverse effect on our business. In that regard, we have recently implemented a new accounting system and there is some uncertainty as to whether this system will be capable of generating the data necessary to comply with these standards. If our new accounting system is inadequate for these purposes, we could incur substantial delays and additional expenses through efforts to remedy those deficiencies or acquire and implement a new accounting system.

        Moreover, CAS differs from generally accepted accounting principles in the United States of America ("GAAP"), which means that we will be required to maintain accounting records in sufficient detail to comply with both CAS and GAAP. Given the material weaknesses in our internal control over financial reporting and other deficiencies in our accounting system described below under Item 9A, Controls and Procedures, the requirement to comply with CAS will be a considerable challenge and there can be no assurance that we will be successful in complying with CAS.

        The CAS are designed to achieve uniformity and consistency in the measurement, assignment, and allocation of costs to U.S. government contracts. CAS-covered contractors must complete a disclosure statement, which is a written description of the contractor's cost accounting practices and procedures. The purpose of the disclosure statement is to determine whether the contractor's cost accounting practices and procedures are consistently applied and whether they comply with CAS provisions. If the contractor fails to comply with CAS provisions, the U.S. government may withhold up to ten percent of each payment due until the necessary corrections are made. If a contractor fails to provide accurate information, under certain circumstances, the U.S. government can make unilateral adjustments. Additionally, DCAA may require more frequent updates if audits reveal non-compliant CAS submissions and accounting. We submitted a CAS disclosure statement to DCAA on May 19, 2008 with an effective date of June 1, 2008. To the extent that CAS requirements apply to future contracts awarded to us, we will be required to satisfy more difficult U.S. government accounting requirements than have previously applied, and a failure by us to comply with these new requirements may have consequences that would have a material adverse effect on our business.

If we fail to comply with complex procurement laws and regulations, we could lose business and be liable for various penalties or sanctions.

        We must comply with laws and regulations relating to the formation, administration and performance of federal government contracts. These laws and regulations affect how we conduct business with our federal government contracts. In complying with these laws and regulations, we may incur additional costs, and non-compliance may also allow for the assignment of additional fines and penalties, including contractual damages. Among the more significant laws and regulations affecting our business are the following:

  •
  The Federal Acquisition Regulation, which comprehensively regulates the formation, administration and performance of federal government contracts;

  •
  The Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations;

  •
  The Cost Accounting Standards and Cost Principles, which impose accounting requirements that govern our right to reimbursement under certain cost-based federal government contracts; and

  •
  Laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the export of certain products, services and technical data. We engage in international work falling under the jurisdiction of U.S. export control laws. Failure to comply with these control regimes can lead to severe penalties, both civil and criminal, and can include debarment from contracting with the U.S. government.

        Our contracting agency customers periodically review our performance under and compliance with the terms of our federal government contracts. If a government review or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties or administrative sanctions, including

  •
  Termination of contracts;

  •
  Forfeiture of profits;

  •
  Cost associated with triggering of price reduction clauses;

  •
  Suspension of payments;

  •
  Fines; and

  •
  Suspension or debarment from doing business with federal government agencies.

        Additionally, the civil False Claims Act provides for potentially substantial civil penalties where, for example, a contractor presents a false or fraudulent claim to the government for payment or approval. Actions under the civil False Claims Act may be brought by the government or by other persons on behalf of the government (who may then share a portion of any recovery).

        If we fail to comply with these laws and regulations, we may also suffer harm to our reputation, which could impair our ability to win awards of contracts in the future or receive renewals of existing contracts. If we are subject to civil and criminal penalties and administrative sanctions or suffer harm to our reputation, our current business, future prospects, financial condition, or operating results could be materially harmed.

        The government may also revise its procurement practices or adopt new contracting rules and regulations, including cost accounting standards, at any time. Any new contracting methods could be costly to satisfy, be administratively difficult for us to implement and could impair our ability to obtain new contracts.

The DCAA has issued audit reports that have been highly critical of our accounting and price estimating systems, and have questioned our ability to track and report our government contract costs appropriately. As a result, the DCAA could question or disallow our proposed costs under some of our government contracts, and our profits may be adversely affected. In addition, other governmental agencies may audit or issue reports about the status of our contracts.

        U.S. government agencies, generally through the DCAA, routinely audit and investigate government contracts and government contractors' administrative processes and systems. The audits may review the costs we incur on our U.S. government contracts, including allocated indirect costs. The auditor may also review our compliance with applicable laws, government regulations, policies and standards and the adequacy of our internal control systems and policies. An adverse finding under a DCAA audit could result in the disallowance of our costs under a U.S. government contract, termination of U.S. government contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. If any audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. In addition, responding to governmental audits may involve significant expense and divert management attention.

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

        The DCAA issued at least eight audit reports on our operations and contracts from May of 2004 through October of 2007; in addition, the U.S. Army Tank-Automotive and Armaments Command audited our quality system of control in early 2006, and the Inspector General of the DoD issued a report in June 2007 questioning the award of sole source contracts to us and criticizing our performance under them. These reports have generally been highly critical of the areas covered by the audits, including our job cost accounting and price estimating systems, the timeliness of the delivery of vehicles, and our financial condition. The DCAA has issued two reports, one on January 29, 2008 stating that our estimating system is inadequate and another on March 21, 2008 stating that there was insufficient data due to a lack of 2007 financial reports to perform financial statement and ratio analysis. As a result, the DCAA could question or disallow our proposed costs under some of our government contracts, and our profits may be adversely affected. In addition, other governmental agencies may audit or issue reports about the status of our contracts.

Our results of operations may be adversely affected by the "definitization" of our contracts if we are unable to reserve adequately for payments on these contracts and if we do not maintain accounting systems effective enough to capture all costs incurred under these contracts.

        Many of the contracts we have previously received from the U.S. military have been sole source and/or "not to exceed" contracts. Both types of contracts are subject to "definitization," meaning that the contract price is not agreed upon at contract inception. Instead, following award of the contract, we and the U.S. government seek to agree upon a contract price based upon our cost of performing the contract. During the definitization process, we are required to perform the contract work, make deliveries and receive payments from the U.S. military before the final contract price has been established. For this reason, as part of the original award, we provide a not to exceed ("NTE"), price to be used for invoicing and accounting purposes pending definitization. As a result, at the completion of the contract, we may have received overpayments during the course of the contract and will be required to return any overpayments to the U.S. military.

        As result of the potential adjustments related to the definitization process, we maintain a separate account for payments received for contracts that may be subject to definitization. The definitization process can be time-consuming and can take months or even years to complete. Although we work diligently with our customers to proceed with significant work when we have a fully definitized task order, we cannot assure you that there will not be withholdings on future task orders.

        Accordingly, there can be no assurance that the actual prices we receive under contracts subject to definitization will not be substantially less than our estimates, which would adversely affect our operating results and could result in losses. At the end of 2007, we had definitized all outstanding contracts. However, in 2008 we have been awarded eight delivery orders that are still subject to the definitization process.

We rely on subcontractors to manufacture or perform some of the assembly of our vehicles and the loss of any critical subcontractors could delay our manufacturing operations, which could affect our ability to meet our contract delivery requirements to our customers; in addition subcontractors may attempt to increase the amounts they charge us, adversely affecting our operating results.

        Some of the major work processes performed in our vehicle manufacturing are done by subcontractors. For example, a portion of the capsules of our Cougars are shipped to Spartan Chassis, Inc. ("Spartan") in Charlotte, Michigan, which supplies and installs the engine, transmission, transfer case, drive shafts, differentials, axle assemblies, tires, fuel tank, steering, and associated mechanical and electrical hardware. Additionally, under our GDLS Subcontract, GDLS and Spartan (as a subcontractor to GDLS) perform the final assembly of a portion of these vehicles (windows, doors, external appurtenances, hatches, seats, fenders, lights, paint, and other final assembly hardware). If these, or any other critical subcontractor, cease doing business with us (whether voluntarily or due to other events), we would be required to locate a substitute subcontractor or perform the work ourselves. Further, any inability of these subcontractors to perform these services in a timely manner may result in a delay in deliveries to our customers.

        The amounts we pay to some of these subcontractors represent a very significant portion of the overall costs of our Cougar vehicles. However, certain of our subcontractors have not entered into subcontracts with us to provide these services, although in some cases we do have purchase orders covering basic terms such as price or quantities but other terms and conditions have yet to be agreed upon. This means that we may have issues regarding some terms and conditions, any of which could have a material adverse affect on our business and results of operations.

We may require additional capital to provide for our working capital needs.

        We may require substantial additional capital to provide for our working capital and other cash needs. We currently anticipate that we may be required to obtain additional capital in 2009 and, to the extent that our cash needs are greater than we anticipate, we may require additional capital before that time. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, contained elsewhere herein. We may seek to obtain this additional capital through, among other things, borrowings or the issuance of debt or equity securities. There can be no assurance that we will be able to obtain any such additional capital on acceptable terms or at all. Any inability to obtain additional capital as and when required could have a material adverse effect on our business, prospects and results of operations.

        We currently have a $30 million credit facility that expires on October 31, 2008 that provides us with the ability to obtain capital if cash available from other sources is insufficient to meet our needs. In the event that we are not able to renew this credit facility or obtain another credit facility, we will not have the ability to make revolving credit borrowings to finance our business, which could have a material adverse effect on our financial position, results of operations, and cash flows. To date, we have not borrowed any funds under this credit facility.

        Borrowings under our existing credit facility bear interest at variable rates, and borrowings we incur in the future may also bear interest at variable rates, which exposes us to the risk of increased interest rates. In addition, our existing credit facility is secured by an interest in all of our personal property and fixtures, and any debt instruments we enter into in the future may also be secured by our assets, which may make it more difficult for us to obtain additional debt financing.

Our U.S. government contracts generally are not fully funded at inception and may be terminated or adversely modified prior to completion, which could adversely affect our business.

        Congress funds the vast majority of the federal budget on an annual basis, and Congress often does not provide agencies with all the money requested in their budget. Many of our contracts cover multiple years and, as such, are not fully funded at contract award. If Congress or one of our agency customers chooses to spend money on other programs, our contracts may be terminated for convenience. Federal laws, collectively called the Anti-Deficiency Act, prohibit involving the government in any obligation to pay money before funds have been appropriated for that purpose, unless otherwise allowed by law. Therefore, the Anti-Deficiency Act indirectly regulates how the agency awards our contracts and pays our invoices.

        Federal government contracts generally contain provisions, and are subject to laws and regulations, that provide the federal government rights and remedies not typically found in commercial contracts, including provisions permitting the federal government to, among other provisions: terminate our existing contracts; modify some of the terms and conditions in our existing contracts; subject the award to protest or challenge by competitors; suspend work under existing multiple year contracts and related delivery orders; and claim rights in technologies and systems invented, developed or produced by us.

        The federal government may terminate a contract with us either "for convenience" (for instance, due to a change in its perceived needs) or if we default due to our failure or the failure of a workshare partner or subcontractor to perform under the contract. If the federal government terminates a contract with us for convenience, we generally would be entitled to recover only our incurred or committed costs, settlement expenses and profit on the work completed prior to termination. However, under certain circumstances, our recovery costs upon termination for convenience of such a contract may be limited. If the federal government terminates a contract with us based upon our default, we generally would be denied any recovery for undelivered work, and instead may be liable for excess costs incurred by the federal government in procuring undelivered items from an alternative source. As is common with government contractors, we have experienced and continue to experience occasional performance issues under some of our contracts. We have in the past received and may in the future receive show-cause or cure notices under contracts that, if not addressed to the federal government's satisfaction, could give the government the right to terminate those contracts for default or to cease procuring our services under those contracts.

        In addition, U.S. government contracts and subcontracts typically involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, extensive specification development, price negotiations and milestone requirements. Each U.S. government agency often also maintains its own rules and regulations with which we must comply and which can vary significantly among agencies.

Our backlog is subject to uncertainties, and we may not sell or receive payment for all of the vehicles we have included in backlog, which would reduce our revenue in future periods.

        Our backlog reflects the number of vehicles for which we have received orders as of the measurement date. Our backlog includes vehicles to be manufactured by GDLS pursuant to the terms of our GDLS Subcontract described in Item I, Business and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, contained elsewhere herein.

        Our backlog is subject to uncertainties, and there can be no assurance that we will deliver or receive payment for the vehicles we have included in our backlog. As a result, there is no certainty about our future revenues because the timing of any of these vehicles sales and revenues is subject to various contingencies, such as production difficulties, raw material shortages and quality acceptance. If we fail to sell vehicles included in our backlog, our revenues and operating results could be materially adversely affected.

We must comply with numerous miscellaneous federal national security laws, regulations, and procedures, and our failure to comply could adversely affect our business.

        We must observe laws and regulations relating to the formation, administration and performance of federal government contracts that affect how we do business with our clients and impose added costs on our business. For example, the FAR and the industrial security regulations of the DoD and related laws include provisions that:

  •
  allow our federal government clients to terminate or not renew our contracts if we come under foreign ownership, control or influence;

  •
  require us to prevent unauthorized access to classified information; and

  •
  require us to comply with laws and regulations intended to promote various social or economic goals.

        We are subject to industrial security regulations of the DoD and other federal agencies that are designed to safeguard against foreigners' access to classified information. If we were to come under foreign ownership, control or influence, we could lose our facility security clearances, which could result in our federal government customers terminating or deciding not to renew our contracts, and could impair our ability to obtain new contracts.

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

Most of our contracts are on a fixed-price basis, which could subject us to losses if there are cost overruns.

        Under a fixed-price contract, we receive only the amount indicated in the contract, regardless of the actual cost to produce the goods. While firm fixed-price contracts allow us to benefit from potential cost savings, they also expose us to the risk of cost overruns. If the initial estimates that we use to calculate the contract price and the cost to perform the work prove to be incorrect, we could incur losses. This risk is enhanced because of the deficiencies in our accounting systems described above. In addition, some of our contracts have specific provisions relating to cost, scheduling, and performance. If we fail to meet the terms specified in those contracts, then our cost to perform the work could increase or our price could be reduced, which would adversely affect our financial position and results of operations. We may incur losses on fixed-price contracts that we had expected to be profitable, or such contracts may be less profitable than expected, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We are presently subject to a number of legal proceedings and claims and we may become subject to additional legal proceedings and claims in the future.

        We have been named in several purported class actions brought by shareholders who purchased or otherwise acquired our securities between 2006 and 2008, alleging violations of the Exchange Act, and making false and misleading public statements and/or omissions. Other shareholders have named us and certain current and former officers and directors in derivative suits alleging breaches of fiduciary duties. We have also been subject to a variety of other lawsuits, including claims involving the use of our confidential information and trade secrets, contractual claims, claims related to our common shares, OSHA claims and claims by the Department of State, Directorate of Defense Trade Controls ("DDTC"). Litigation and regulatory inquiries of these types are often expensive and time consuming and their outcome is uncertain.

        Such claims and regulatory inquiries, whether successful or not, could require us to devote significant amounts of monetary or human resources to defend ourselves and could harm our reputation. We may need to spend significant amounts on our legal defense, senior management may be required to divert their attention from other portions of our business, new product launches may be deferred or canceled as a result of any proceedings, and we may be required to make changes to our present and planned products or services. If, as a result of any proceedings, a settlement is reached, a judgment is rendered or a decree is entered against us, it could materially and adversely affect our business, financial condition and results of operations and harm our reputation.

        We are also a party to other litigation which we consider routine and incidental to our business. We may be involved from time to time in other litigation that could have a material effect on our operations or finances. Other than the litigation described above, we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business or financial position, results of operations, or cash flows.

        See Item 3, Legal Proceedings in Part I of this Annual Report on Form 10-K.

We are currently under directives to improve our compliance policies and procedures concerning activity regulated by the International Traffic in Arms Regulations ("ITAR").

        In early November 2007, the DDTC advised us of a site visit planned for December 2007. In advance of that site visit, the DDTC requested, and we provided, certain documents and materials relating to our policies and procedures concerning company activity regulated by the ITAR. The site visit took place in mid-December 2007 and included a meeting with certain of our officers and interviews of certain of our employees involved with security, training, business development, human resources, information technology, empowered officials, engineering, contracts, manufacturing, program management, shipping, supply chain integrated logistics support and quality. Following the site visit, we received a letter from the DDTC regarding certain weaknesses it identified in our compliance program with respect to training, treatment of foreign visitors, overseas travel by personnel, export manuals, identifying data regarding ITAR hardware and services, and license tracking and requesting certain specific measures be undertaken. Although, we cannot assure you we are in the process of addressing those specific measures.

        In early December 2007, we submitted a voluntary disclosure to the DDTC regarding the shipment of technical manuals, Cheetah spare parts, armored vest plates, parts not listed on our license and transfers of technical data to and by our vendors without proper authorization or identification of the appropriate exemption. The DDTC responded in mid-January 2008 and requested additional information and documentation for each specific shipment of these items within sixty days. In addition, the DDTC directed us to undertake certain specific measures, including, but not limited to, that we hire a full time senior export control compliance officer, implement certain procedures, conduct comprehensive ITAR training, immediately conduct a comprehensive export compliance audit, and institute a plan to conduct periodic audits of the export compliance program. Although, we cannot assure you we are in the process of addressing these directives. As a result of the export compliance audit, we have identified additional unauthorized transfers internally at our facility and in support of U.S. operations in Iraq and Afghanistan as well as issues associated with the execution of our licenses and agreements. We have reported these matters to DDTC.

        Compliance with the directives of the DDTC may result in substantial expenses and diversion of management. Any failure to adequately address the directives of DDTC could result civil fines and/or suspension or loss of our export privileges, any of which could have a material adverse effect on our business or financial position, results of operations, or cash flows.

Our products are subject to export limitations and we may be prevented from shipping our products to certain nations or buyers.

        We are subject to federal licensing requirements with respect to the sale and support in foreign countries of certain of our products and the importation of components for our products. In addition, we are obligated to comply with a variety of federal, state and local regulations, both domestically and abroad, governing certain aspects of our international sales and support, including regulations promulgated by, among others, the U.S. Departments of Commerce, Defense and State and the U.S. Department of Justice, Bureau of Alcohol, Tobacco, Firearms and Explosives.

        Such licenses may be denied for reasons of U.S. national security or foreign policy. In the case of certain large orders for exports of defense equipment, the Department of State must notify Congress at least 15 to 30 days, depending on the size and location of the sale, prior to authorizing certain sales of defense equipment and services to foreign governments. During that time, Congress may take action to block the proposed sale. We can give no assurance that we will continue to be successful in obtaining the necessary licenses or authorizations or that Congress will not prevent or delay certain sales. Any significant impairment of our ability to sell products outside of the U.S. could negatively impact our results of operations and financial condition.

        For products and technology exported from the U.S. or otherwise subject to U.S. jurisdiction, we are subject to U.S. laws and regulations governing international trade and exports, including, but not limited to ITAR, EAR, or FMS, program and trade sanctions against embargoed countries and destinations administered by OFAC, U.S. Department of the Treasury. We have discovered shortcomings in our export compliance procedures. We are currently analyzing product shipments and technology transfers, working with U.S. government officials to ensure compliance with applicable U.S. export laws and regulations, and enhancing our export compliance system. We have made voluntary disclosures to the Department of State and provided additional documentation to the U.S. Department of State regarding compliance issues. The State Department personnel visited our facilities in December 2007 as part of the State Department company visit program for a further review of our export control policies and procedures, as well as their implementation. The voluntary disclosures that have been finally adjudicated by the U.S. Department of State did not result in any monetary fines or restrictions on exports. The U.S. Department of State recommended enhancements to our compliance program, some of which we have implemented and others which we are implementing. Two voluntary disclosures remain outstanding. The State Department is now treating one of these matters as a directed disclosure, a more serious category of disclosures. The State Department has asked to review additional information and we have provided the State Department with all of the requested information. We are currently reviewing additional compliance information and will file voluntary disclosures if warranted. A determination by the U.S. government that we have failed to comply with one or more of these export controls or trade sanctions, as a consequence of the results of the directed disclosure or any other violations that may be determined, could result in civil or criminal penalties, including the imposition of significant fines, denial of export privileges, loss of revenues from certain customers, and debarment from participation in U.S. government contracts. Any one or more of these sanctions could have a material adverse effect on our business, financial condition and results of operations.

        We are subject to the FCPA and other laws which prohibit improper payments to foreign governments and their officials by U.S. and other business entities. We operate in countries known to experience corruption. Our operations in such countries create the risk of an unauthorized payment by one of our employees or agents which would be in violation of various laws including the FCPA. Violations of the FCPA may result in severe criminal penalties which could have a material adverse effect on our business, financial condition and results of operations. In that regard, we do not have a formal FCPA compliance program.

        Additionally, the failure to obtain applicable governmental approval and clearances could materially adversely affect our ability to continue to service the government contracts we maintain. Exports of some of our products to certain international destinations may require shipment authorization from U.S. export control authorities, including the U.S. Departments of Commerce and State, and authorizations may be conditioned on end-use restrictions. Failure to receive these authorizations may materially adversely affect our revenues and in turn our business, financial condition, results of operations, and cash flows.

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

We may experience supply interruptions for certain components used in the manufacture and sustainment of our products, which could cause delays in production, product deliveries and the sustainment of our vehicles.

        In the event that we are unable to obtain required components from our existing suppliers, and if we are unable to mitigate the impact or find an alternate supplier in a timely manner, it could have a material adverse effect on our ability to produce our vehicles and provide sustainment. Significant interruptions in the supply of components may occur for a variety of reasons, including capacity constraints at our suppliers, competition for components with other manufacturers of vehicles, insolvency of a supplier, work stoppages at suppliers and transportation interruptions, which could involve significant additional costs and result in delays in production, product deliveries and sustainment and could have a material adverse effect on our results of operations. In addition, the unavailability or scarcity of certain components or raw material could result in increased costs, which could adversely affect our results of operations.

We may not be able to adequately safeguard our intellectual property rights and trade secrets from unauthorized use, and we may become subject to claims that we infringe on others' intellectual property rights.

        We rely on a combination of patents, trade secrets, trademarks, and other intellectual property laws, licensing agreements, nondisclosure agreements with employees and customers and other protective measures to preserve our proprietary rights to our products and production processes. Our pending patent applications may not be granted by the various patent offices examining them. Even if our patent applications are granted and issued as patents, these measures afford only limited protection and may not preclude competitors from developing products or processes similar or superior to ours. Moreover, the laws of certain foreign countries do not protect intellectual property rights to the same extent as the laws of the United States.

        Although we implement protective measures and intend to defend our proprietary rights, these efforts may not be successful. From time to time, we may litigate within the United States or abroad to enforce our issued or licensed patents, to protect our trade secrets and know-how or to determine the enforceability, scope and validity of our proprietary rights and the proprietary rights of others. For example, we are currently involved in a lawsuit in which we allege misappropriation of our intellectual property. See Item 3, Legal Proceedings. Enforcing or defending our proprietary rights could be expensive, requires management's attention and might not bring us timely or effective relief.

        We are party to two long-term intellectual property agreements pursuant to which we have the exclusive right to use certain intellectual property technology relating to blast- and ballistic-protected vehicles through 2011 and 2012, respectively. See Item 1, Business—Intellectual Property for a further discussion of these agreements with CSIR and Mechem. In the event that the license agreements expire without renewal, CSIR and Mechem may permit other parties to use the licensed technology, including our competitors. The loss of these intellectual property rights may adversely affect our operations.

        Furthermore, third parties may assert that our products or processes infringe their patent or other intellectual property rights. Our patents may be challenged, invalidated or circumvented. Infringement claims against us could result in substantial costs and diversion of our resources even if we ultimately prevail. A third party claiming infringement may also obtain an injunction or other equitable relief, which could effectively block the distribution or sale of allegedly infringing products. Although we may seek licenses from third parties covering intellectual property that we are allegedly infringing, we may not be able to obtain any such licenses on acceptable terms, if at all.

Our ability to operate effectively could be impaired if we were to lose the services of our key personnel, or if we are unable to recruit qualified managers and key personnel in the future. Moreover, a number of our officers and other key employees have joined our Company recently, and therefore have only limited experience with our business.

        Our success depends on the continued service of our management team and key personnel. If one or more of these individuals were unable to continue working due to health reasons, or were to resign or otherwise terminate their employment with us, we could experience a loss of sales, delays in new product development and diversion of management resources, and we may have difficulty replacing any of these individuals. We do not have key person insurance on any of our executive employees. Competition for qualified managers and key personnel is intense and we may not be able to recruit and retain such personnel. If we are unable to retain our existing managers and employees or hire and integrate new personnel, we may experience operating inefficiencies, production delays and reduced profitability or losses.

        In addition, a number of our officers and key employees have joined our company recently, and therefore have limited experience with our business, personnel, and administrative systems. For example, our executive vice president of finance joined our Company in July 2008; our interim chief financial officer joined in February 2008; our chief strategy officer and general counsel joined in November 2007; and our president was appointed in September 2007 and appointed as chief executive officer in January 2008. The ability of new management to articulate and implement their strategic vision, and to integrate effectively into the Company's business, personnel, and administrative systems, is critical to our success.

We have lacked robust managerial processes, which must be upgraded to make a successful transition to a mature business.

        In the past, we did not have robust internal systems in place for our managerial processes. As a result, our rapid growth placed a great strain on the managerial and compliance processes in place at that time, and has subjected the Company to increased risk of regulatory enforcement proceedings and private litigation. We have developed and started to implement new business and compliance plans that seek to address these issues and to transition our Company into a mature operating business. However, we cannot provide you with any assurances that we will be able to implement these new processes and successfully make that transition.

 Risks Related to our Common Stock

Our articles of incorporation authorize the issuance of shares of blank check preferred stock.

        Under the terms of our articles of incorporation, our board of directors is authorized to issue from time to time, without any need for approval by our shareholders but subject to any limitations prescribed by law, shares of our preferred stock in one or more series. Each series shall consist of such number of shares and have the rights, preferences, powers and restrictions, such as dividend rights and preferences, conversion rights, voting rights, terms of redemption and liquidation rights and preferences, as our board of directors shall determine. Such shares of preferred stock could have preferences over our common stock with respect to dividends and liquidation rights. The board of directors may issue preferred stock with voting, conversion or other rights that may have the effect of delaying, deferring or preventing a change in control of the Company and that could adversely affect the market price of the common stock and the voting and other rights of the holders of common stock.

Our common stock may be delisted from the Nasdaq Capital Market and transferred to the National Quotation Service Bureau ("Pink Sheets"), which may, among other things, reduce the price of our common stock and the levels of liquidity available to our stockholders.

        As a result of our inability to timely file our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and Quarterly Reports on Form 10-Q for the periods ended March 31, 2008 and June 30, 2008, we received Nasdaq Staff Determination Notices stating that our common stock may be delisted from the Nasdaq Capital Market. We appealed the determination with the Nasdaq Listing Qualification Panel and received a stay from delisting until September 15, 2008 in order to file such annual and quarterly reports and any required restatements with the SEC. We subsequently requested an extension from the Nasdaq Listing Qualification Panel to file our Quarterly Reports on Form 10-Q for the periods ended March 31, 2008 and June 30, 2008 on or before September 30, 2008.

        Although we have now filed our Annual Report on Form 10-K for our fiscal year ended December 31, 2007 which includes restated condensed consolidated financial statements and other financial information for the periods ended March 31, 2007, June 30, 2007 and September 30, 2007 and plan on promptly filing amended and restated Quarterly Reports on Form 10-Q for such periods to reflect the condensed consolidated financial statements, we have not yet filed our Quarterly Reports on Forms 10-Q for the periods ended March 31, 2008 and June 30, 2008 and we have not yet received formal notification from Nasdaq that our request for an extension to file such quarterly reports has been granted or that our common stock will continued to be listed on the Nasdaq Capital Market pending those filings.

Our stock price has been volatile, and the value of an investment in our common stock may decline.

        The market price and trading volume of our common stock has been subject to significant volatility, and this trend may continue. For example, in the last quarter of fiscal year 2007, the price of our common stock ranged from $3.89 to $25.25. The value of our common stock may decline regardless of our operating performance or prospects. Factors affecting our market price include, but are not limited to, our failure to meet expectations regarding new orders or sales of our vehicles; differences between our reported results and those expected by investors and securities analysts; announcements of new contracts or orders by us or our competitors; and market reaction to any future acquisitions, joint ventures or strategic investments announced by us or our competitors.

        Recent events have caused stock prices for many companies, including ours, to fluctuate in ways unrelated or disproportionate to their operating performance. The general economic, political and stock market conditions that may affect the market price of our common stock are beyond our control. The market price of our common stock at any particular time may not remain the market price in the future. In the past, securities class action litigation has been instituted against companies following periods of volatility in the market price of their securities. Any such litigation, if instituted against us, could result in substantial costs and a diversion of management's attention and resources.

Anti-takeover provisions in our articles of incorporation and by-laws, as well as Nevada Corporation Law, could make it difficult for our shareholders to replace or remove our current board of directors or have the effect of discouraging, delaying or preventing a merger or acquisition, which could adversely affect the market price of our common stock.

        As discussed above, our board of directors is empowered to issue preferred stock in one or more series without shareholder approval. Any issuance of this "blank check" preferred stock could materially limit the rights of holders of the common stock and render more difficult or discourage an attempt to obtain control of us by means of a tender offer, merger, proxy contest or otherwise. In addition, our articles of incorporation and by-laws contain a number of provisions that could impede a takeover or change in control of us, including our staggered board, limitation on the ability of our shareholders to act by written consent, advance notice provisions and the ability for the board of directors to fill a vacancy on our board of directors.

        Certain provisions of the Nevada Revised Statutes Law could also discourage takeover attempts that have not been approved by our board of directors or shareholders. These provisions relate to, among other things, the acquisition of a controlling interest in a Nevada corporation meeting certain requirements or certain business combinations and other transactions between a Nevada corporation and certain "interested stockholders."

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our space is more than adequate for our current needs. We currently have excess manufacturing capacity. See Item 1A, Risk Factors for a discussion of our excess manufacturing capacity.

        We currently have five leases for approximately 543,000 square feet of space in four buildings located on a single campus in Ladson, South Carolina, for our executive offices and to manufacture our Buffalo and Cougar vehicles, designated Building #1 (office), Building #1 (industrial), Building #2, Building #3 and Building #6. Each lease contains four five-year options that must be exercised six months prior to expiration. The current leases expire June 30, 2009.

        On March 9, 2007, we purchased a blast range of approximately 306 acres in Edgefield County, South Carolina, along with the purchase of selected assets, and acquired a lease of an office building with a lease term ending December 31, 2008. We use these facilities for our own research and development activities and may also contract with selected governmental and commercial customers to use our facilities.

        On March 22, 2007, we entered into an asset purchase agreement including an assignment and assumption of the lease for an approximately 60,000 square foot facility in Summerville, South Carolina, for the intended purpose of expanding research and development operations and to facilitate increased customer training requirements of products and applications. We moved the research and development operations previously housed in Building #3 in Ladson, South Carolina, to this facility.

        On July 12, 2007, we purchased an approximately 430,000 square foot facility in Roxboro, North Carolina, which we had intended to utilize to manufacture our Cheetah vehicle. We currently intend to use this facility for training and sustainment purposes.

        On January 14, 2008, we leased an approximately 4,900 square foot furnished office space facility from KUKA Systems in Sterling Heights, Michigan for an offsite engineering office with a 12-month term.

        On January 30, 2008, we executed a lease with College Park Center in Ladson, South Carolina for approximately 8,450 square feet for an office orientation and training facility with a 12-month term.

ITEM 3.    LEGAL PROCEEDINGS

  Shareholder Class Action and Derivative Complaints

        On March 10, 2008, the first of ten related class action lawsuits was filed against us and certain of our former and current board members or officers in the United States District Court for the District of South Carolina Charleston Division on behalf of a proposed class of investors who purchased or otherwise acquired our securities during the period between August 14, 2006 and February 29, 2008. The complaints seek class certification, and the allegations include but are not limited to allegations that the defendants violated the Exchange Act and made false or misleading public statements and/or omissions concerning our business, internal controls, and financial results. The plaintiffs assert that as a result of the defendants' allegedly wrongful acts and omissions, members of the proposed class have suffered significant losses and damages. The individual class action lawsuits were consolidated on June 10, 2008 under caption 'In Re Force Protection, Inc. Securities Litigation, Action No. 2:08-cv-845-CWH.' On June 20, 2008 a group of investors consisting of the Laborers' Annuity and Benefit System of Chicago, Gary Trautman, David J. Jager, Bhadra Shah, Panteli Poulikakos, George Poulikakos, and Niki Poulikakos was appointed lead plaintiff.

        Between March 27, 2008 and May 28, 2008, various alleged shareholders filed derivative lawsuits against former and current officers or board members wherein the plaintiff shareholders are seeking damages for the Company. The Company has been named a nominal defendant in each derivative lawsuit. Four (4) derivative lawsuits are pending in the United States District Court for the District of South Carolina Charleston Division; two (2) derivative lawsuits are pending in Charleston, South Carolina Circuit Court; and one (1) derivative lawsuit is pending in Clark County, Nevada District Court. The plaintiff shareholders' allegations include and are not limited to allegations of breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment in connection with the Company's public statements regarding its operations and financial results, internal controls, compensation of certain defendants, and alleged insider stock sales by certain defendants.

  Other Disputes

        On August 21, 2007, we filed suit against Protected Vehicles, Inc. ("PVI") and Garth Barrett, Thomas Thebes, and Paul Palmer, three of PVI's employees (all of whom were former employees of Force Protection) in the United States District Court for the District of South Carolina. In the complaint, we allege that the named defendants used our confidential information and trade secrets to create a competing business. We seek injunctive relief, unspecified damages, attorneys' fees and costs. The defendants have answered our complaint and filed counterclaims against us. In their answers and counterclaims, the defendants allege, among other things, that we and several of our current and former officers and directors engaged in: certain transactions (including transactions with Force Protection) in which such officers and directors maintained a financial interest; backdating and certain other improper acts in connection with certain stock issuances; allegedly wrongful acts with respect to a procurement contract with a foreign government; and other transactions involving alleged self-dealing and engaged in certain allegedly retaliatory acts in connection with defendants' prior attempts to bring such activities to the attention of the Company's personnel or governmental agencies. Defendants seek unspecified monetary damages, attorneys' fees and costs. Defendants filed an amended counterclaim withdrawing three (3) of their causes of action, and have recently indicated they intend to file a second amended counterclaim. On January 18, 2008, the district court entered an order staying the litigation in light of an involuntary bankruptcy petition filed on January 15, 2008, in the United States Bankruptcy Court for the District of South Carolina with respect to PVI. On February 5, 2008, PVI filed a voluntary Chapter 7 petition. On March 28, 2008, the Chapter 7 proceeding was converted to a Chapter 11 proceeding. On June 20, 2008, the Bankruptcy Court remanded the litigation back to the District Court, and on September 3, 2008, the bulk of PVI's assets, including certain rights and liabilities with respect to our suit against it, were sold to a third party. On July 31, 2008, we settled our claim against Paul Palmer. Our claims against PVI and the third party (who we will be seeking to have joined in the suit) are currently set to be tried in early 2009; the counterclaims against us have not been set for trial.

        From February 2007 through April 2008, we received a total of 68 complaints from current and former employees filed with the United States Equal Employment Opportunity Commission alleging, among other things, race and/or gender discrimination. We have responded to the complaints as such responses have become due, and are investigating the allegations.

        We are subject to a number of claims relating to our common shares. In one such claim, certain investors have issued to Force Protection a demand for 481,492 shares of our common stock in connection with the investors' conversion of their shares of our preferred stock and other damages relating to warrants the investors allege were granted but never distributed to them. In addition, on November 13, 2007 we were served with a lawsuit filed by former senior employee Murray Hammick against Force Protection Industries, Inc. and former Force Protection officers Gordon McGilton, Scott Ervin, and Frank Kavanaugh. The complaint, filed in the Charleston (South Carolina) County Court of Common Pleas, alleges, among other things, that Mr. Hammick is owed options to acquire approximately 83,000 shares of our common stock and certain back wages and sets forth claims for, inter alia, breach of contract, violation of the South Carolina Payment of Wages Act, retaliatory wrongful discharge, and defamation. We answered the complaint on January 25, 2008.

        During the period from August 1, 2007 to November 23, 2007, Force Protection Industries, Inc. entered into three IT hosting and consulting agreements. A series of disputes arose from these contracts. Force Protection, Inc. has entered into settlement agreements for these claims totaling $2,275,362.

        In early November 2007, DDTC advised us of a site visit planned for December 2007. In advance of that site visit, the DDTC requested, and we provided, certain documents and materials relating to our policies and procedures concerning company activity regulated by ITAR. The site visit took place in mid-December 2007 and included a meeting with certain of our officers and interviews of certain of our employees involved with security, training, business development, human resources, information technology, empowered officials, engineering, contracts, manufacturing, program management, shipping, supply chain integrated logistics support and quality. Following the site visit, we received a letter from the DDTC regarding certain weaknesses it identified in our compliance program with respect to training, treatment of foreign visitors, overseas travel by personnel, export manuals, identifying data regarding ITAR hardware and services, and license tracking and requesting certain specific measures be undertaken. We are in the process of addressing those specific measures.

        In early December 2007, we submitted a voluntary disclosure to DDTC regarding the shipment of technical manuals, Cheetah spare parts, armored vest plates, parts not listed on our license and transfers of technical data to and by our vendors without proper authorization or identification of the appropriate exemption. On January 22, 2008, the DDTC requested additional information and documentation for each specific shipment of these items within sixty days. In addition, the DDTC directed us to undertake certain specific measures, including, but not limited to, that we hire a full time senior export control compliance officer, implement certain procedures, conduct comprehensive ITAR training, immediately conduct a comprehensive export compliance audit, and institute a plan to conduct periodic audits of the export compliance program. On February 11, 2008, we provided DDTC with the job description for the Director of Export Controls, draft Export Controls Manual, ITAR presentation provided in new orientation training and the attendance logs for annual ITAR training provided to executives and other employees having ITAR responsibilities. On March 11, 2008, we provided DDTC with our draft audit plan and on June 2, 2008, we provide the final audit report. On July 14, 2008 we provided DDTC with supplemental information to our previous voluntary disclosure and other information identified in the audit. We have developed and implemented an Export Control Policies and Procedures Manual and ITAR Product Classification Guide, established an Export Control Council, and revised our Technology Control Plan and Code of Conduct and Ethics. As a result of the export compliance audit, we have identified additional unauthorized transfers internally at our facility and in support of U.S. operations in Iraq and Afghanistan as well as issues associated with the execution of our licenses and agreements. We have reported these matters to DDTC.

        On February 8, 2008, a temporary independent contractor whose services we had terminated filed a complaint with OSHA which alleges a violation under the employee protection provisions of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002, 18 U.S.C. §1514A. The former independent contractor alleges that we terminated his engagement in retaliation for his allegation of certain corporate governance, government contracting, accounting and other irregularities. On April 18, 2008 we responded to the allegations, and are awaiting a recommendation and report from the OSHA investigator. In August 2008 the claimant submitted a proposed amended complaint which seeks to add additional claims and the current and former chief executive officers as defendants.

        On August 15, 2008, we received a $1.1 million notice of claim of lien for the balance of tooling supplied by a vendor to our prime contractor on the Roxboro Facility. We have demanded that the prime contractor resolve this matter with its vendor and indemnify us for this claim of lien.

        Although we intend to defend ourselves in connection with the foregoing legal proceedings and claims, there can be no assurance that we will ultimately prevail in any of these matters. Moreover, the defense of these claims and proceedings may result in substantial legal expenses and diversion of our management, and any settlement or adverse judgment may require us to make substantial payments, any of which could have a material adverse effect on our business or financial position, results of operations, or cash flows.

        In addition, compliance with the directives of the DDTC discussed above may result in substantial expenses and diversion of management. Any failure to adequately address the directives of DDTC could result in civil fines and/or suspension or loss of our export privileges, any of which could have a material adverse effect on our business or financial position, results of operations, or cash flows.

        We are also a party to other litigation which we consider routine and incidental to our business. We may be involved from time to time in other litigation that could have a material effect on our operations or finances. Other than the litigation described above, we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business or financial position, results of operations, or cash flows.

        See Item 1A, Risk Factors in Part I of this Annual Report of Form 10-K.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant's Common Equity

        Our common stock has been listed on the Nasdaq Capital Market under the trading symbol "FRPT" since January 18, 2007. Prior to that time, our common stock was traded on the OTC Bulletin Board under the symbol "FRCP.OB" and subsequently changed to "FRPT.OB."

        The following table reflects, for periods from and after January 18, 2007, the last reported high and low sales prices of our common stock on the Nasdaq Capital Market and, for periods prior to that date, the last reported high and low bid prices as reported on the OTC Bulletin Board. While listed on the OTC Bulletin Board, bid and ask quotations for our common shares were submitted by certain broker dealers who are members of the Financial Industry Regulatory Authority ("FINRA"), or its predecessor, the National Association of Securities Dealers, Inc. These quotations of our stock price while listed on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
2006
First Quarter	$2.30	$0.70
Second Quarter	$6.68	$1.27
Third Quarter	$9.43	$5.07
Fourth Quarter	$18.35	$6.35
2007
First Quarter (through January 17, 2007)	$24.30	$17.48
First Quarter (commencing January 18, 2007)	$22.95	$14.55
Second Quarter	$31.16	$18.40
Third Quarter	$24.50	$13.92
Fourth Quarter	$25.25	$3.89
2008
First Quarter	$5.74	$1.03
Second Quarter	$4.80	$2.00

        We estimate that there were approximately 186 holders of record of our common stock as of June 30, 2008.

Dividend Policy

        We have never paid nor declared any cash dividends on our common stock. We currently intend to retain earnings, if any, to finance the growth and development of our business, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the board of directors and will depend on our financial position, results of operations, capital requirements, restrictions contained in current or future financing instruments, and other factors the board deems relevant.

Performance Graph

Comparison of five-year cumulative return among FPI, S&P 500, the Dow Jones Industrial Average, the S&P 600 Small Cap and the S&P Small Cap Aerospace and Defense Indices

        The annual changes for the five-year period shown in the graph below are based on the assumption that $100 had been invested in our common stock, the Dow Jones Industrial Average, the Standard & Poor's 500 Stock Index, S&P 600 Small Cap Index, and the S&P 600 Small Cap Aerospace and Defense Index on December 31, 2002, and that all quarterly dividends were reinvested at the average of the closing stock prices at the beginning and end of the quarter. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on December 31, 2007, assuming reinvestment of all dividends.

Date	Force Protection	S&P 500	Dow Jones Industrial Average	S&P 600 Small Cap	S&P 600 Small Cap Aerospace and Defense
December 2002	$100.00	$100.00	$100.00	$100.00	$100.00
December 2003	$58.33	$128.63	$128.25	$138.75	$122.72
December 2004	$231.67	$142.59	$135.34	$170.12	$161.70
December 2005	$54.17	$149.58	$137.70	$183.15	$163.47
December 2006	$1,209.03	$173.15	$163.85	$210.81	$190.63
December 2007	$325.00	$182.64	$178.37	$210.19	$253.92

        We decided to use two new peer groups, the S&P 600 Small Cap Index, and the S&P 600 Small Cap Aerospace and Defense Index, for the year ended December 31, 2007. We believe the new peer groups more closely reflect our business and, as a result, provide a more meaningful comparison of our stock performance. Last year, we used the S&P 500 Stock Index and the Dow Jones Industrial Average. In accordance with rules and regulations of the SEC, the graph includes the old peer group, the S&P 500 Stock Index and the Dow Jones Industrial Average, and the new peer groups, the S&P Small Cap 600 Index and the S&P 600 Small Cap Aerospace and Defense Index.

        The peer issuers included in S&P 600 Small Cap Aerospace and Defense Index are set forth below:

  •
  AAR Corp

  •
  Applied Signal Technology, Inc.

  •
  Ceradyne, Inc.

  •
  Cubic Corporation

  •
  Curtiss-Wright Corporation

  •
  Esterline Technologies Corporation

  •
  GenCorp Inc.

  •
  Moog Inc.

  •
  Teledyne Technologies Incorporated

  •
  Triumph Group, Inc.

        The comparison for each of the periods assumes that $100 was invested on December 31, 2002 in our common stock, the stocks included in the S&P 500 Index and the stocks included in each peer group index and that all dividends were reinvested. The stock performance shown on the graph above is not necessarily indicative of future price performance.

Recent Sales of Unregistered Securities

        The following are our issuances of unregistered securities for the years ended December 31, 2005, 2006 and 2007.

        In January 2005, we issued a total of 188,400 shares of our common stock at an average price of $2.76 per share, generating $520,069 in net proceeds pursuant to the Investment Agreement between the Company and Dutchess Private Equities Fund, L.P., dated January 26, 2004.

        On July 24, 2006, we completed a private placement of 8,250,000 shares of our common stock to investors, resulting in gross proceeds of approximately $41.3 million. The net proceeds, net of expenses, were approximately $39.2 million. We subsequently registered these shares within thirty days of the closing of the private placement by filing a Form S-3 Registration Statement with the SEC pursuant to the terms of the purchase agreement.

        On December 20, 2006, we completed a private placement of 13,000,000 shares of our common stock to institutional investors at $11.75 per share, resulting in gross proceeds of $152,750,000. The proceeds, net of commissions, were $146,640,261. We subsequently registered these shares within thirty days of the closing of the private placement by filing a Form S-3 Registration Statement with the SEC pursuant to the terms of the purchase agreement.

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

ITEM 6.    SELECTED FINANCIAL DATA

        We derived the selected historical consolidated financial data presented below from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on

Form 10-K. You should refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in Part I of this Annual Report on Form 10-K and the notes to our accompanying consolidated financial statements for additional information regarding the financial data presented below, including matters that might cause this data not to be indicative of our future financial condition or results of operations. In addition, you should note the following information regarding the selected historical consolidated financial data presented below.

  •
  The net income (loss) available to common shareholders for the years ended December 31, 2006 and 2005 was impacted by dividends and accretion for our Series D 6% convertible preferred stock. For additional information see Note 12, Earnings (Loss) Per Share, to our accompanying consolidated financial statements.

  •
  As of December 31, 2006, we removed the valuation allowance from the deferred tax asset as we expect to be able to utilize our net operating loss carry-forwards for federal income tax purposes. For additional information see Note 11, Income Taxes, to our accompanying consolidated financial statements.

As of and for the year ended December 31,	2007	2006	2005	2004	2003
	(In thousands, except share and per share data)
Results of operations
Net sales	$890,672	$196,017	$49,713	$10,273	$6,247
Income (loss) from continuing operations	9,373	5,870	(14,405)	(11,954)	(5,156)
Loss from discontinued operations(a)	—	—	—	—	(2,932)
Income tax (expense) benefit	(1,721)	12,327	—	—	—
Net income (loss)	7,652	18,197	(14,405)	(11,954)	(8,088)
Net income (loss) available to common shareholders	7,652	16,574	(17,225)	(11,954)	(8,088)
Basic earnings (loss) per common share	0.11	0.37	(0.51)	(0.62)	(0.63)
Diluted earnings (loss) per common share	0.11	0.36	(0.51)	(0.62)	(0.63)
Weighted average common shares outstanding:
Basic	68,054,477	44,786,083	33,926,573	19,357,939	8,185,153
Diluted	68,403,942	50,428,466	33,926,573	19,357,939	8,185,153
Financial Position at Year-End
Property and equipment, net	$66,707	$8,964	$2,139	$1,037	$309
Total assets	474,670	280,414	39,777	13,627	1,620
Current liabilities	242,746	62,392	38,372	10,958	1,894
Long-term obligations	295	168	—	111	32
Convertible preferred stock(b)	—	—	7,901	—	—
Shareholders' equity (deficit)	231,629	217,854	(6,497)	2,558	(306)

(a)
We recognized a loss from discontinuing and disposing of our former boat division during the year ended December 31, 2003.

(b)
We recorded the Series D 6% convertible preferred stock as mezzanine equity on our consolidated balance sheet as of December 31, 2005.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide information that is supplemental to, and should be read together with, our consolidated financial statements and the accompanying notes contained in this Annual Report on Form 10-K. Information in this Item 7 is intended to assist the reader in obtaining an understanding of our consolidated financial statements, the changes in certain key items in those financial statements from year to year, the primary factors that accounted for those changes, and any known trends or uncertainties that we are aware of that may have a material effect on our future performance, as well as how certain accounting principles affect our consolidated financial statements. MD&A includes the following sections:

  •
  Highlights and Executive Summary

  •
  Overview

  •
  Our Business
  •
  Business Model and Key Concepts

  •
  Key Challenges

  •
  Strategy and Key Trends

  •
  Results of Operations—an analysis of our consolidated results of operations, for the three years presented in our consolidated financial statements

  •
  Liquidity and Capital Resources—an analysis of the effect of our operating, financing and investing activities on our liquidity and capital resources

  •
  Off-Balance Sheet Arrangements—a discussion of such commitments and arrangements

  •
  Contractual Obligations—a summary of our aggregate contractual obligations

  •
  Dividends—our dividend history

  •
  Critical Accounting Policies and Estimates—a discussion of accounting policies that require significant judgments and estimates

  •
  New Accounting Pronouncements—a summary and discussion of our plans for the adoption of new accounting standards relevant to us

  •
  2007 Quarterly Financial Information—(unaudited).

        The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in "Special Note Regarding Forward-Looking Statements," "Market Data" and "Risk Factors."

        References herein to the term "Force Protection, Inc." refers to Force Protection, Inc. only, and references to the "Company," "Force Protection," "we," "our" or "us" refer to Force Protection, Inc. and its subsidiaries unless the context specifically indicates otherwise.

Highlights and Executive Summary

        We are an important provider of blast- and ballistic-protected products used to support armed forces and security personnel in harm's way. We design, manufacture, test, deliver and support our blast- and ballistic-protected products with the purpose to increase survivability of the users of the products. Our specialty vehicles, which we believe are at the forefront of blast- and ballistic-protected technology, are designed to protect their occupants from landmines, hostile fire, and improvised explosive devices ("IEDs"). We are an important provider of vehicles for the U.S. military's Mine Resistant Ambush Protected ("MRAP") vehicle program, which is currently one of the highest priority acquisition programs for the U.S. Department of Defense ("DoD"), according to a memorandum from Secretary of Defense Robert Gates dated May 2, 2007.

        Through an acquisition in 2002, we began shifting our principal focus from our then existing recreational watercraft production business to the production of mine clearing and armored vehicles. Our business began to grow exponentially when we were awarded contracts by the U.S. military in 2005 and each year after that. By 2007, substantially all of our net sales were derived from work performed directly or indirectly under U.S. government contracts. For the years ended December 31, 2007, 2006 and 2005, our net sales totaled $890.7 million, $196.0 million and $49.7 million, respectively, and our net income (loss) totaled $7.7 million, $18.2 million and $(14.4) million, respectively.

Overview

        We design, manufacture, test, deliver and support our blast- and ballistic-protected products to increase survivability of the users of the products. These vehicles require ongoing life cycle support in the areas of spare parts, maintenance, and training. As a consequence, we believe that we have a substantial business opportunity to provide life cycle support to our existing and future fleet of vehicles. In addition, as the fleet ages, we have the opportunity to offer upgrades and product improvements for our fleet designed to further enhance the operability and capability of the vehicles.

        Our specialty vehicles, which we believe are at the forefront of blast- and ballistic-protected technology, are designed to protect their occupants from landmines, hostile fire and IEDs. We currently have three vehicle types aimed at fulfilling different operational or mission requirements: the Buffalo, the Cougar and the Cheetah. The Buffalo has six wheels, is our largest vehicle and is designed primarily for use in conducting mine clearance operations. The Cougar is a medium-sized vehicle and is available in 4-wheeled and 6-wheeled variants and in a variety of configurations for troop transport, command and control, route reconnaissance, convoy escort and ambulance duty. The Cheetah has four wheels and is designed specifically for reconnaissance, forward command and control and urban operations. At present, we have not sold any Cheetah vehicles.

        We are headquartered, and have manufacturing facilities, in Ladson, South Carolina. In March 2007, we purchased a blast range in Edgefield, South Carolina, and leased a related office building. We use these facilities for our own research and development activities and may also contract with selected governmental and commercial customers to use our facilities. We also purchased, in March 2007, a facility in Summerville, South Carolina, for the intended purpose of expanding research and development operations and to facilitate our increased customer training requirements of products and applications. In July 2007, we purchased an additional facility in Roxboro, North Carolina. We intend to use this facility for training and sustainment purposes. In January 2008, we leased a small furnished office space in Sterling Heights, Michigan, for use as an offsite engineering office.

Our Business

Business Model and Key Concepts

        Our business is heavily influenced by the needs of the U.S. military for blast- and ballistic-protected wheeled vehicles. The DoD is our largest customer. For the past several years, substantially all of our net sales were derived from the U.S. government. To meet the requirements of the MRAP Competitive Contract, on September 10, 2007 we entered into a subcontract ("GDLS Subcontract") with General Dynamics Land Systems Inc. ("GDLS") pursuant to which GDLS manufactures approximately 50% of the Cougar vehicles to be manufactured under, and performs approximately 50%

of the life cycle support required by, the MRAP Competitive Contract based on revenues. We previously entered into a joint venture with GDLS on December 15, 2006 ("Workshare Agreement") pursuant to which we and GDLS would fulfill the obligations of the MRAP Competitive Contract. We formed a Delaware limited liability company, Force Dynamics, LLC ("Force Dynamics"), to govern the terms of the joint venture. However, the MRAP Competitive Contract was awarded to us and not to Force Dynamics or GDLS. We have attempted to novate this contract to Force Dynamics, although the U.S. government has not yet agreed to the novation. If the contract is novated, we and GDLS may be required to guarantee payment of all liabilities and performance of all obligations that Force Dynamics will assume under the novated contract.

        Because this contract was awarded to Force Protection and has not yet been novated to the joint venture, we include 100% of the revenues from the MRAP Competitive Contract (including revenue from vehicles manufactured by GDLS) in Net sales in our consolidated statement of operations, and will continue to include them until such time as the MRAP Competitive Contract is novated to Force Dynamics, at which point we will recognize revenues only from vehicles subcontracted by Force Dynamics that we actually manufacture. In addition, during the year ended December 31, 2007 we include in Cost of sales, an amount equal to 100% of revenues from vehicles manufactured by GDLS. Notwithstanding the inclusion of revenues from vehicles manufactured by GDLS in Net sales, GDLS is entitled to all of the revenue from vehicles manufactured by GDLS. Activities under the GDLS Subcontract continue to evolve and after 2007 certain activities performed by GDLS result in a gross profit to us.

        To meet the needs of other government contracts, in 2007 we significantly expanded our work force and invested heavily in additional production facility capacity. However, beginning at the end of the first quarter of 2008, we began to scale back our work force to be more in line with current demand. In the future, we intend to utilize partners and subcontractors to further expand our capacity and capability to fulfill government contracts. This is especially key as U.S. government contracts permit the government to terminate the contract, in whole or in part, without prior notice, at the government's convenience or for default, usually based on performance. Therefore, if the federal government terminates a contract with us or if we default due to our failure or the failure of our partner to perform under the contract, we would be entitled to recover only our incurred or committed costs, settlement expenses and profit on the work completed prior to the termination at best or could even be liable for excess costs incurred by the federal government in procuring undelivered items from an alternative source.

Key Challenges

        Our rapid growth has come with numerous challenges. Coupled with our reliance on the U.S. military for substantially all of our business, we have identified the following key challenges to continued success:

  •
  being awarded additional orders or contracts for our vehicles in a volatile marketplace;

  •
  driving a business in an environment where U.S. military contracts, which represent substantially all of our business, may be terminated in whole or in part at any time; and

  •
  remediating internal control weaknesses over financial reporting and disclosure.

        As discussed in Item 1A, Risk Factors, the main uncertainty about our future operations is whether we will continue to receive additional orders or contracts for our vehicles. We estimate that orders for MRAP vehicles allow us to continue production through the first part of 2009 and for our Buffalo vehicles to extend production until 2012. It is impossible to predict with certainty whether future orders or contracts will be placed by new or existing customers for our existing products. If we do not receive future orders or contracts for production beyond such dates, it is unlikely that our vehicle business will continue and our business will be materially affected.

        As discussed in Item 1A, Risk Factors, we derive substantially all of our revenue from contracts and subcontracts with the U.S. government and its agencies, primarily the DoD. We expect that U.S. government contracts, particularly with the DoD, will continue to be our primary source of revenue for the foreseeable future. The continuation and renewal of our existing government contracts and new government contracts are, among other things, contingent upon the availability of adequate funding for various U.S. government agencies, including the DoD. Changes in U.S. government spending could directly affect our operating performance and lead to an unexpected loss of revenue. The loss or significant reduction in government funding of a large program in which we participate could also result in a material decrease to our future sales, earnings and cash flows.

        As discussed in Item 1A, Risk Factors, we have identified material weaknesses in our internal control over financial reporting and have concluded that our disclosure controls were not effective as of December 31, 2007, and although we have taken steps to correct our material weaknesses, we may still be subject to risks. If we are unsuccessful in implementing or following our remediation plan, or fail to update our internal control over financial reporting as our business evolves, we may be unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures. There can be no assurance that, as a result of these remediation efforts or otherwise, we will not identify other inaccuracies in either our previous or future financial statements that will require amendments and restatements to those financial statements, which could have a material adverse effect on us and the price of our common stock.

        We experienced substantial growth in net sales during 2007 and 2006. As a result, our general and administrative expenses and certain other expenses increased substantially as well. We expect that general and administrative expenses and certain other expenses will continue to increase. However, we are unable to predict whether general and administrative expenses, cost of sales and other expenses, expressed as a percentage of our net sales, will increase or decrease.

        During the first six months of 2008, we sought to stabilize our business to match our contract delivery order requirements. We recognized that our business was changing, and in response, we are attempting to rebalance our workforce and manufacturing capacity. We may incur costs as a result of our efforts to recalibrate our business to meet the needs of our customers. In addition, in the past three years we had sought to rapidly expand and develop our operations and production capacity. We have incurred costs and are continuing to incur significant costs associated with our rapid expansion based on the expectation of future contract revenues. We are still experiencing and may continue to experience certain effects from this rapid growth, such as payments under severance arrangements and the costs associated with excess manufacturing capacity and inventory. This growth had placed significant demands on our management and our administrative, operating, manufacturing and financial resources. In addition, our accounting and financial systems need to be substantially improved in order to accommodate our current and projected production levels and to support our government compliance requirements now that we are classified as a large business under applicable federal contracting regulations. We continue to face challenges in improving our administrative, operating, managerial, accounting and financial systems to accommodate our current and projected production levels.

Strategy and Key Trends

Strategy

        We plan to leverage our investments in product development and production facilities. To accomplish this we will:

  •
  identify new products and markets to meet evolving customer requirements;

  •
  capitalize on demand for blast- and ballistic-protected vehicles and other survivability solutions;

  •
  expand our service and support network;

  •
  focus on core competencies; and

  •
  leverage key relationships to grow our business.

Key Trends

        For periods subsequent to 2007, certain factors are expected to affect our results of operations as compared to results reported herein for 2005 through 2007. Some of these factors are:

  •
  stabilizing our growth and expansion to match our contract delivery order requirements;

  •
  the GDLS Subcontract, under which during 2007 we purchased vehicles produced by GDLS from GDLS at the same sales price at which we sold the vehicles to the U.S. military, resulting in a zero gross profit for such sales, and under which after 2007 certain activities performed by GDLS will result in a gross profit to us;

  •
  additional partnering to increase our offerings in designing survivability solutions, gaining insight into customer needs and shifting away from manufacturing;

  •
  costs of the Roxboro, North Carolina facility purchased in 2007 initially intended to be used to expand our manufacturing capacity that in the first quarter of 2008 was determined to be excess capacity and for which we began to develop a plan for alternative use for the facility and for which we incurred an impairment charge of $4.9 million; and

  •
  potential additional business activities and full year carrying costs related to 2007 purchase of blast range and lease of a facility primarily for research and development activities and customer training.

Results of Operations

        The following discussion and analysis is based on our consolidated statements of operations, which reflect our results of operations for the years ended December 31, 2007, 2006 and 2005, as prepared in accordance with GAAP.

        The following tables present our vehicle sales and our results of operations for the three years ended December 31, 2007, 2006 and 2005, as well as the percentage changes from year to year:

				Percentage Change
	For the year ended December 31,
				2007 vs. 2006	2006 vs. 2005
Units Sold	2007	2006	2005
Buffalo	85	28	31	204%	(10)%
Cougar (all variants)	1,572	257	40	512%	543%
Cheetah	—	—	—	—	—

Total units sold	1,657	285	71	481%	301%

				Percentage Change
	For the year ended December 31,
				2007 vs. 2006	2006 vs. 2005
(in thousands)	2007	2006	2005
Net sales	$890,672	$196,017	$49,713	354%	294%
Cost of sales	786,803	158,994	46,429	395%	242%

Gross profit	103,869	37,023	3,284	181%	1,027%
General and administrative expenses	84,044	27,183	17,256	209%	58%
Research and development expenses	14,052	3,204	1,658	339%	93%

Operating income (loss)	5,773	6,636	(15,630)	(13)%	142%
Other income, net	4,209	963	103	337%	835%
Interest expense	(609)	(1,729)	(1,708)	(65)%	(1)%
Realized gain on derivative liability	—	—	2,830	—	n/m

Income (loss) before income tax expense (benefit)	9,373	5,870	(14,405)	60%	141%
Income tax (expense) benefit	(1,721)	12,327	—	114%	n/m

Net income (loss)	7,652	18,197	(14,405)	(58)%	226%
Accretion of Series D 6% convertible preferred stock	—	(1,297)	(2,042)	n/m	36%
Preferred stock dividend	—	(326)	(778)	n/m	58%

Net income (loss) available to common shareholders	$7,652	$16,574	$(17,225)	(54)%	196%

n/m—not meaningful

Results of Operations for the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Units sold

        The increase in vehicles sold in 2007 compared to 2006 is primarily due to vehicles sold pursuant to the contracts awarded to us under the MRAP program. The vehicles sold under such contracts, which started shipping in the first quarter of 2007, represent approximately 86% of the vehicles sold in 2007.

Net sales

        The increase in net sales for the year ended December 31, 2007 compared with the year ended December 31, 2006 is attributable to an increase in volume of vehicle deliveries, spare parts, and logistics services (field service representatives and technical publications). The mix of vehicles delivered and spare parts and logistics sales are set forth in the following table:

	For the year ended December 31,
			Percentage Change
(in thousands)	2007	2006
Buffalo	$58,360	$28,127	107%
Cougar (all variants)	754,820	149,759	404%
Spare parts and logistics	77,492	18,131	327%

	$890,672	$196,017	354%

Cost of sales and Gross profit

	For the year ended December 31,
(in thousands)	2007	2006
Cost of sales	$786,803	$158,994
Gross margin percentage	11.7%	18.9%

        The gross margin decreased by 7.2 percentage points for the year ended December 31, 2007 compared with the year ended December 31, 2006. The gross margin was impacted by 4.1 percentage points as a result of GDLS Subcontract activity, whereby we recognized no gross profit on $231.9 million of vehicles sold that were produced by GDLS. We also incurred a write-down of our raw material and supplies to their net realizable values in the amount of $15.8 million, and we incurred a loss of $5.9 million on firm commitments to acquire raw materials and supplies. See Note 3, Inventories, in the accompanying consolidated financial statements. The remainder of the decrease was primarily due to operational inefficiencies, and the use of contract labor in the production process. We define the gross margin percentage as net sales less cost of sales divided by net sales.

General and administrative expenses

	For the year ended December 31,
	2007	2006
As a percentage of net sales	9.4%	13.9%

        General and administrative expenses as a percentage of net sales decreased 4.5 percentage points for the year ended December 31, 2007 compared with the year ended December 31, 2006. The decrease was primarily due to leveraging selling and administrative support functions over an increasing business base, partially offset by a liquidated damage charge of $7.2 million, and a reserve for unsettled litigation as of December 31, 2007. See Note 6, Other Current Liabilities, in the accompanying consolidated financial statements. Significant year-over-year cost increases included salary, wages and fringe benefits, consultant and temporary labor, depreciation and information technology expenses to support the increased size of the business.

Research and development expenses

	For the year ended December 31,
	2007	2006
As a percentage of net sales	1.6%	1.6%

        Research and development expense increased by approximately $10.8 million primarily due to increased expenditures related to the development of the Cheetah vehicle. We also increased research and development spending on upgrades and variants of the Buffalo and Cougar vehicles.

Other income

        Other income increased approximately $3.2 million for the year ended December 31, 2007 as compared with the year ended December 31, 2006 primarily due to the interest income earned on investment of the funds received from our December 2006 private placement of common stock.

Interest expense

        Interest expense decreased $1.1 million for the year ended December 31, 2007 primarily due to the repayment of a short-term loan in August 2006 and the termination of an accounts receivable factoring agreement in June 2006 facilitated by the sale of common stock through private placements, partially offset by the bank fees associated with the line of credit.

Income tax (expense) benefit

        We incurred income tax expense for the year ended December 31, 2007 as a result of the increase in our net sales and profitability compared to the year ended December 31, 2006. The effective income tax rate for the year ended December 31, 2007 was 18.4%. See Note 11, Income Taxes, in the accompanying consolidated financial statements. In addition, as of December 31, 2006, the valuation allowance for deferred tax assets of $12.3 million was eliminated as we expect to realize future earnings sufficient to fully utilize the accumulated income tax benefit.

Series D 6% convertible preferred stock dividends and accretion

        There are no preferred stock dividends or accretion of preferred stock in 2007 as all preferred stock was converted to common stock by year-end 2006.

Net Income available to common shareholders

	For the year ended December 31,
	2007	2006
Diluted earnings per share	$0.11	$0.36

        Net income available to common shareholders for the year ended December 31, 2007 decreased over the comparable period in 2006 primarily due to decreased gross margins and increased selling, administrative, development, research, and income tax expenses partially offset by increased interest income and decreased preferred stock dividends and accretion.

Backlog

        The following table sets forth the number of vehicles included in our backlog as of December 31, 2007 and as of June 30, 2008, including vehicles to be manufactured by GDLS under the GDLS Subcontract. No vehicles were manufactured under the GDLS Subcontract prior to the third quarter of 2007. The backlog shown in the following table is "funded" backlog, meaning that it reflects vehicles for which we have received orders and for which funding has been appropriated and authorized for expenditure by the applicable agency. We cannot assure you that we will deliver or sell all of the vehicles included in our backlog. See Item 1A, Risk Factors in Part I of this Annual Report on Form 10-K. If and when the MRAP Competitive Contract is novated to Force Dynamics, our backlog reports will no longer include vehicles to be made by GDLS pursuant to the GDLS Subcontract. See Item 1, Business—Major Contracts in Part I of this Annual Report on Form 10-K.

	Vehicle Funded Backlog
	As of December 31, 2007	As of June 30, 2008
Buffalo	51	22
Cougar MRAP (Competitive)*	1,702	412
Cougar (all other variants)	29	329

TOTAL	1,782	763

    *
    Refers to Cougar vehicles manufactured under the GDLS Subcontract pursuant to which we and GDLS fulfill the MRAP Competitive Contract.

Results of Operations for the Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Units sold

        The increase in vehicles sold in 2006 compared to 2005 is primarily due to the sale of Cougar JERRVs and Cougars sold pursuant to our subcontract with BAE. Such vehicle sales represent approximately 59% and 20%, respectively, of the vehicles sold in 2006.

Net sales

        The increase in net sales for the year ended December 31, 2006 compared with the year ended December 31, 2005 is attributable to both an increase in volume of vehicle deliveries to the U.S. government under our government contracts as well as the mix of vehicles delivered as set forth in the following table:

	For the year ended December 31,
			Percentage Change
(in thousands)	2006	2005
Buffalo	$28,127	$24,058	17%
Cougar (all variants)	149,759	21,162	608%
Spare parts and logistics	18,131	4,493	304%

	$196,017	$49,713	294%

Cost of sales and Gross profit

	For the year ended December 31,
(in thousands)	2006	2005
Cost of sales	$158,994	$46,429
Gross margin percentage	18.9%	6.6%

        The gross margin increased by 12.3 percentage points for the year ended December 31, 2006, as compared with the year ended December 31, 2005. The increase was primarily due to volume growth, improved material and labor cost performance as a result of implementation of new and improved manufacturing processes, and leveraging of fixed costs over an increased production volume. We define the gross margin percentage as net sales less cost of sales divided by net sales.

General and administrative expenses

	For the year ended December 31,
	2006	2005
As a percentage of net sales	13.9%	34.7%

        As a percentage of net sales for the year ended December 31, 2006, general and administrative expenses decreased 20.8 percentage points, as compared to general and administrative expenses as a percentage of net sales for the year ended December 31, 2005. The decrease was primarily due to leveraging selling and administrative support functions over an increasing business base.

Research and development expenses

	For the year ended December 31,
	2006	2005
As a percentage of net sales	1.6%	3.3%

        Research and development expense increased overall by approximately $1.5 million primarily due to increased expenditures related to the development of the Cheetah vehicle as well as the Buffalo and Cougar vehicles.

Other income

        Other income increased for the year ended December 31, 2006 as compared with the year ended December 31, 2005 primarily due to earnings on significantly higher cash balances.

Interest expense

        Interest expense increased for the year ended December 31, 2006 due to interest on debt that was outstanding for more months in 2006 than 2005. The debt was incurred in November 2005 and repaid in August 2006.

Realized gain on derivative liability

        The warrants issued in conjunction with the Series D 6% convertible preferred stock were initially recorded at fair value as a liability, as liquidating damages were paid as a result of a late SEC registration of the underlying common stock. The Black-Scholes method was used to determine the fair value at issuance using a three-year holding period. Each reporting period, these warrants were adjusted to the new fair value using the Black-Scholes method until the registration was accepted by the SEC. At that point, the fair value using the Black-Scholes method was reclassified into equity. A realized gain on derivative liability in the amount of $2.8 million was recorded in 2005 as a result of the change in fair value at issuance to reclassification to equity for these warrants.

Income tax (expense) benefit

        As of December 31, 2006, the valuation allowance for deferred tax assets of $12.3 million was eliminated since we expect to realize future earnings sufficient to fully utilize the accumulated income tax benefit.

Series D 6% convertible preferred stock dividends and accretion

        Preferred stock dividends and accretion of preferred stock decreased during the year ended December 31, 2006 as a result of the conversion of all preferred stock to common stock during 2006.

Net Income available to common shareholders

	For the year ended December 31,
	2006	2005
Diluted earnings (loss) per share	$0.36	$(0.51)

        Net income available to common shareholders for the year ended December 31, 2006 increased over the comparable period in 2005 primarily due to increased gross margins and decreased preferred stock dividends and accretion, partially offset by increased selling, administrative, development, research, and income tax expenses. The impact of recognizing an income tax benefit in 2006 was a $12.3 million increase to our net income available to common shareholders.

Liquidity and Capital Resources

        Our liquidity and available capital resources are impacted by operating, financing and investing activities. Our principal sources of liquidity are cash on hand and cash from operations, primarily from the U.S. government.

Sources and Uses of Cash

        Our primary sources of funding are cash flows from operations and from financing activities. Over the past three years, our funds were used primarily to fund working capital requirements and to make capital expenditures. The following chart shows the cash flows provided by or used in operating, investing, and financing activities for 2007, 2006, and 2005 (in thousands):

	For the year ended December 31,
	2007	2006	2005
Net cash used in operating activities	$(9,075)	$(25,920)	$(18,588)
Net cash used in investing activities	(59,717)	(7,537)	(1,356)
Net cash provided by financing activities	3,470	188,559	18,897

Increase (decrease) in cash and cash equivalents	$(65,322)	$155,102	$(1,047)

        We ended 2007 with $91.0 million of cash and cash equivalents, a decrease from $156.3 million at the end of 2006 and an increase from $1.2 million at the end of 2005.

Cash Flow from Operating Activities

        Cash used in operating activities decreased by $16.8 million during the year ended December 31, 2007. This change was primarily due to an increase in advance payments on contracts partially offset by an increase in working capital and a decrease in deferred income taxes. Our advance payments on contracts increased due to the receipt of performance-based payments on the MRAP program. Working capital usage increased $26.7 million (accounts receivable, inventories, and accounts payable) to support increased sale volumes. Deferred income taxes decreased due to the elimination of the valuation allowance for deferred tax assets of $12.3 million as of December 31, 2006.

        Cash used in operating activities increased by $7.3 million during the year ended December 31, 2006. This change was primarily due to increased business volumes that led to increased accounts receivable and inventory levels. Working capital usage increased $28.5 million (accounts receivable, inventories, and accounts payable) to support increased sales volumes. Deferred income taxes decreased due to an increase in earnings.

Cash Flow from Investing Activities

        As our business has grown, we have made several significant acquisitions and expanded our manufacturing capacity and infrastructure. In March 2007, we purchased the research and developmental testing facility of NEWTEC Services Group, Inc., located near Edgefield, South Carolina, for $5.5 million, $5.1 million of which was in cash. In March 2007, we purchased real and personal property located in Summerville, South Carolina, for $4.1 million in cash to use as a product development and logistic services training center. In July 2007, we purchased land and an approximately 430,000 square foot building in Roxboro, North Carolina, for $3.5 million that we intend to use for training and sustainment purposes. Also, in July 2007, we completed construction on and placed into service a 90,000 square foot warehouse facility at our corporate headquarters in Ladson, South Carolina, at a cost of approximately $3.5 million in cash. During 2007, we began to construct additional assembly lines. Construction in progress for the year ended December 31, 2007 totaled $31.3 million. Additionally, we made leasehold improvements totaling $10.2 million and purchased computer equipment and software totaling $4.0 million.

        During 2006, we acquired a paint booth, overhead cranes and welding equipment to expand our manufacturing capacity. We also acquired computers, furniture and a more robust accounting system to support our business growth.

Cash Flow from Financing Activities

        During the year ended December 31, 2007, we did not issue common stock (except for exercised employee options) or debt to fund business activities. During the year ended December 31, 2006, we issued common stock for two private placements in public equity and exercised common stock warrants, totaling $196.2 million to fund the expansion of the business and retired $7.5 million of short-term debt. See Note 9, Shareholders' Equity, in the accompanying consolidated financial statements.

Current Liquidity and Capital Resources

        During the first six months of 2008, we expended approximately $9 million to complete the expansion of our manufacturing capability and capacity and to upgrade our information technology infrastructure. We will continue to expand capital for research and development and business development activities.

        The amount of capital that we will require depends on several factors, including without limitation, the extent and timing of sales of our products, inventory costs, costs of raw material and components, labor costs, costs of improving our financial and accounting systems, the timing and costs associated with the expansion of our manufacturing, development, engineering and customer support capabilities, the timing and cost of our product development and enhancement activities and our operating results. We currently estimate that the cash flow that we anticipate will be generated by our business plus the $30 million available under our line of credit and our expected renewal of it will be sufficient to meet our presently budgeted capital expenditures and our other presently anticipated cash needs for the year ending December 31, 2008. We expect that we may require additional sources of capital after that time. We may therefore be required to obtain additional sources of capital, which may include borrowings or the issuance of debt or equity securities, including common stock, and there can be no assurance that such financing will be available to us when we need it or, if available, that the terms of any such financing will be satisfactory to us and not dilutive to our shareholders. Any failure to obtain necessary capital as and when required could have a material adverse effect on our business, prospects, financial position, results of operations, and cash flows.

Off-Balance Sheet Arrangements

        In accordance with the definition under SEC rules, the following qualify as off-balance sheet arrangements:

  •
  any obligation under certain guarantees or contracts;

  •
  a retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity, or market risk support to that entity for such assets;

  •
  any obligation under certain derivative instruments; and

  •
  any obligation under a material variable interest held by the registrant in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to the registrant, or engages in leasing, hedging, or research and development services with the registrant.

        The following discussion addresses each of the above items for the Company.

        As of December 31, 2007, we do not have any obligation under certain guarantees or contracts as defined above.

        As of December 31, 2007, we do not have any retained or contingent interest in assets as defined above.

        As of December 31, 2007, we do not hold derivative financial instruments, as defined by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

        As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2007 and 2006, we were not involved in any unconsolidated SPE transactions.

Contractual Obligations

        Achieving optimal returns on cash often involves making long-term commitments. SEC regulations require that we present our contractual obligations, and we have done so in the table that follows. However, our future cash flow prospects cannot reasonably be assessed based on such obligations, as the most significant factor affecting our future cash flows is our ability to earn and collect cash from our customers. Future cash outflows, whether they are contractual obligations or not, will vary based on our future needs. While some such outflows are completely fixed (for example, commitments to repay principal and interest on fixed-rate borrowings), most will depend on future events (for example, payments to subcontractors under long-term contracts). Further, normal operations involve significant expenditures that are not based on "commitments" (for example, amounts paid for income taxes or for payroll).

        Our consolidated contractual obligations as of December 31, 2007, are as follows (in thousands):

	Total	2008	2009 - 2010	2011 - 2012	2013 and Thereafter
Operating lease obligations(a)(b)(d)	$3,459	$2,176	$1,261	$22	$—
Purchase obligations(b)(c)(d)	128,329	128,329	—	—	—
Other long-term liabilities(d)(e)	556	229	327	—	—

Total	$132,344	$130,734	$1,588	$22	$—

(a)
We lease most of our facilities as well as other property and equipment under operating leases in the normal course of business. Some of our facility leases contain escalation clauses. The minimum lease payments do not include contingent rental expense. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. For more information, see Note 4, Property and Equipment, to our accompanying consolidated financial statements.

(b)
Future operating lease obligations and purchase obligations are not recognized in our consolidated balance sheet.

(c)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Force Protection and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(d)
Because our future cash outflows are uncertain, the following liabilities are excluded from the table above: workers' compensation risks, deferred income taxes, warranty reserve, and our estimated liability for unsettled litigation. For more information, see Note 11, Income Taxes, and Note 14, Contingencies and Other Commitments, to our accompanying consolidated financial statements.

(e)
Includes accreted interest at 7.25% for the non-compete agreement portion and at 11.25% for the equipment note portion of other long-term liabilities.

Dividends

        We have never paid or declared any cash dividends on our common stock. We currently intend to retain earnings, if any, to finance the growth and development of our business, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments, and other factors the board deems relevant.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with GAAP. In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors we believe to be relevant at the time we prepared our consolidated financial statements. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

        The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but are not limited to: (1) revenue recognition; (2) allowance for doubtful accounts; (3) definitization and advance payments on contracts; (4) inventory costs and reserves; (5) asset impairments (6) depreciable lives of assets; (7) economic lives and fair value of leased assets; (8) income tax reserves and valuation allowances; (9) fair value of stock options; (10) allocation of direct and indirect cost of sales; and (11) litigation reserves. Future events and their effects cannot be predicted with certainty, and accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Actual results could differ from the estimates we have used.

        Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, to our accompanying consolidated financial statements. We believe the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, as they require management to make difficult, subjective or complex judgments, and to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting policies and related disclosures with the Audit Committee of our board of directors.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Inventories
We state our inventories at the lower of cost or market value and net of the cost of excess and obsolete items.	The determination of inventory valuation reserves requires management to make estimates and judgments on the future salability of inventories. Valuation reserves for excess, obsolete, and slow-moving inventory are estimated by comparing the inventory levels of individual parts to both future sales forecasts or production requirements and historical usage rates in order to identify inventory for which the resale value or replacement value is less than the inventoriable cost. Other factors that management considers in determining these reserves include whether individual inventory parts meet current specifications and can be substituted for a part currently being sold or used as a service part, overall market conditions, and other inventory management initiatives.	Our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventories. In the future, if our inventories are determined to be overvalued, we would be required to recognize such costs in our cost of sales at the time of such determination. Likewise, if our inventories are determined to be undervalued, we may have over-reported our costs of sales in previous periods and would be required to recognize such additional operating income at the time of sale.
Income taxes
We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their	A high degree of judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets. Since December 31, 2006, we have not had a valuation allowance recorded against our deferred tax asset.	Although we believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to increases or decreases in income taxes that could be material.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
respective tax bases. Deferred tax assets are also recorded with respect to net operating losses and other tax attribute carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the income of the period that includes the enactment date.

In addition, we establish reserves for tax contingencies in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.	Contingent tax liabilities are based on our assessment of the likelihood that we have incurred a liability. Such liabilities are reviewed based on recent changes in tax laws and regulations, including judicial rulings.
Assessment of Loss Contingencies
We have legal and other contingencies, including product warranties, which could result in significant losses upon the ultimate resolution of such contingencies.	We have provided for losses in situations where we have concluded that it is probable that a loss has been or will be incurred and the amount of the loss is reasonably estimable. A significant amount of judgment is involved in determining whether a loss is probable and reasonably estimable due to the uncertainty involved in determining the likelihood of future events and estimating the financial statement impact of such events.	If further developments or resolution of a contingent matter are not consistent with our assumptions and judgments, we may need to recognize a significant charge in a future period related to an existing contingency.

New Accounting Pronouncements

        In May 2008, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. FASB Statement No. 162 defines the order in which accounting principles that are generally accepted should be followed. FASB Statement No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board ("PCAOB") amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We have not yet commenced evaluating the potential impact, if any, of the adoption of FASB Statement No. 162 on our consolidated financial position, results of operations, and cash flows.

        In April 2008, the FASB issued Staff Position ("FSP") No. FAS 142-3, Determination of Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We have not yet commenced evaluating the potential impact, if any, of the adoption of FSP FAS 142-3 on our consolidated financial position, results of operations, and cash flows.

        In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FASB Statement No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. FASB Statement No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. FASB Statement No. 161 permits, but does not require, comparative disclosures for earlier periods at initial adoption. We have not yet commenced evaluating the potential impact, if any, of the adoption of FASB Statement No. 161 on our consolidated financial position, results of operations, cash flows or disclosures related to derivative instruments and hedging activities.

        In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations, which establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FASB Statement No. 141(R) applies to fiscal years beginning after December 15, 2008. Earlier adoption is prohibited.

        In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, which establishes accounting and reporting standards that require (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within shareholder's equity, but separate from the parent's equity, (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations, and (iii) changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. FASB Statement No. 160 applies to fiscal years beginning after December 15, 2008. Earlier adoption is prohibited.

        In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. FASB Statement No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company's choice to use fair value on its earnings. FASB Statement No. 159 also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. FASB Statement No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. FASB Statement No. 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. We adopted FASB Statement No. 159 and we did not elect the fair value option for any other financial instruments or certain other financial assets and liabilities that were not previously required to be measured at fair value.

        In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We adopted FASB Statement No. 157 on January 1, 2008 and it did not have an impact on our consolidated financial position, results of operations, and cash flows.

        We have determined that all other recently issued accounting pronouncements will not have a material impact on our consolidated financial position, results of operations, and cash flows, or do not apply to our operations.

2007 Quarterly Financial Information (unaudited)

        Certain selected quarterly financial information for the year ended December 31, 2007 include the following:

  •
  Summary of increases (decreases) in Net income for the three months ended March 31, 2007, the three and six months ended June 30, 2007, and the three and nine months ended September 30, 2007.

  •
  Condensed consolidated balance sheets as of March 31, 2007, June 30, 2007 and September 30, 2007.

  •
  Condensed consolidated statements of operations for the three months ended March 31, 2007, the three and six months ended June 30, 2007, the three and nine months ended September 30, 2007 and the three months ended December 31, 2007.

  •
  Condensed consolidated statements of cash flows for the three months ended March 31, 2007, for the six months ended June 30, 2007 and for the nine months ended September 30, 2007.

        The selected quarterly financial information for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007 have been restated from previously reported results. See Note 16, Summarized Quarterly Unaudited Financial Data, to the accompanying consolidated financial statements.

Summary of increases (decreases) in Net income (unaudited)*

	March 31, 2007	June 30, 2007		September 30, 2007
(in thousands, except per share amounts)	Three months ended	Three months ended	Six months ended	Three months ended	Nine months ended
Net income, as previously reported	$2,513	$9,627	$12,105	$11,362	$23,517

Net adjustments
Revenue recognition	4,666	3,957	8,623	502	9,125
Liability recognition	(8,779)	(21,157)	(29,936)	(11,588)	(41,524)
Inventory burden calculation	769	2,849	3,618	(5,207)	(1,589)
Stock-based compensation	(947)	(61)	(1,008)	(61)	(1,069)
Income tax expense	1,908	5,238	7,146	7,407	14,553
Other	(610)	210	(365)	(3,214)	(3,629)

Effect of restatement adjustments	(2,993)	(8,964)	(11,922)	(12,161)	(24,133)

Net income (loss), restated	$(480)	$663	$183	$(799)	$(616)

Basic earning (loss) per common share:
Net income, as previously reported	$0.04	$0.14	$0.18	$0.17	$0.35

Net adjustments
Revenue recognition	0.07	0.06	0.13	0.01	0.14
Liability recognition	(0.14)	(0.31)	(0.45)	(0.17)	(0.62)
Inventory burden calculation	0.01	0.04	0.05	(0.08)	(0.03)
Stock-based compensation	(0.01)	Nil	(0.01)	Nil	(0.01)
Income tax expense	0.03	0.08	0.11	0.11	0.22
Other	(0.01)	Nil	(0.01)	(0.05)	(0.06)

Effect of restatement adjustments	(0.05)	(0.13)	(0.18)	(0.18)	(0.36)

Net income (loss), restated	$(0.01)	$0.01	$0.00	$(0.01)	$(0.01)

Diluted earning (loss) per common share:
Net income, as previously reported	$0.04	$0.14	$0.18	$0.16	$0.34

Net adjustments
Revenue recognition	0.07	0.06	0.13	0.01	0.14
Liability recognition	(0.14)	(0.31)	(0.45)	(0.16)	(0.61)
Inventory burden calculation	0.01	0.04	0.05	(0.08)	(0.03)
Stock based compensation	(0.01)	Nil	(0.01)	Nil	(0.01)
Income tax expense	0.03	0.08	0.11	0.11	0.22
Other	(0.01)	Nil	(0.01)	(0.05)	(0.06)

Effect of restatement adjustments	(0.05)	(0.13)	(0.18)	(0.17)	(0.35)

Net income (loss), restated	$(0.01)	$0.01	$0.00	$(0.01)	$(0.01)

*
The sum of net income, as previously reported, for the individual quarterly periods does not total to the year-to-date net income, as previously reported. Correcting adjustments are included in "Other" net adjustments above.

2007 Quarterly Condensed Consolidated Balance Sheets (unaudited)

	As of March 31, 2007		As of June 30, 2007		As of September 30, 2007
(in thousands)	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Assets
Current assets:
Cash and cash equivalents	$113,441	$113,441	$37,871	$37,874	$72,274	$72,274
Accounts receivable, net(a)	43,791	53,494	91,239	107,829	37,758	66,094
Inventories	97,923	98,218	148,366	143,309	182,473	167,153
Advances to subcontractor	—	—	—	—	16,277	20,740
Deferred income tax assets	7,762	12,693	8,850	12,373	7,473	12,759
Income tax receivable	—	—	—	75	—	225
Other current assets	2,574	2,653	1,723	9,977	—	15,040

Total current assets	265,491	280,499	288,049	311,437	316,255	354,285
Property and equipment, net	23,388	23,590	30,303	31,107	47,630	51,511
Intangible assets, net	1,962	1,882	1,836	1,706	1,582	1,531
Deferred income tax assets	2,764	2,764	—	2,764	60	2,764

Total assets	$293,605	$308,735	$320,188	$347,014	$365,527	$410,091

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$54,811	$62,538	$68,022	$99,536	$47,856	$103,144
Due to United States government(a)	—	7,007	—	11,213	—	15,751
Warranty reserve(b)	1,850	—	4,398	—	4,943	—
Deferred income tax liabilities	—	—	3,708	—	8,985	—
Other current liabilities (b)	—	13,634	—	9,910	—	12,040
Advance payments on contracts	5,173	3,376	5,872	2,800	52,303	55,937
Other accrued liabilities(b)	9,284	—	5,405	—	6,884	—
Current portion of long-term liabilities(b)	204	—	222	—	222	—

Total current liabilities	71,322	86,555	87,627	123,459	121,193	186,872
Other long-term liabilities	463	446	429	412	77	334
Long-term debt	—	—	—	—	268	—

	71,785	87,001	88,056	123,871	121,538	187,206

Shareholders' equity:
Common stock	68	68	68	68	68	68
Additional paid-in capital	250,705	255,397	251,332	256,143	251,813	256,684
Accumulated deficit	(28,953)	(33,731)	(19,268)	(33,068)	(7,892)	(33,867)

Total shareholders equity	221,820	221,734	232,132	223,143	243,989	222,885

Total liabilities and shareholders' equity	$293,605	$308,735	$320,188	$347,014	$365,527	$410,091

(a)
Adjustments related to the definitization process, which were previously reported as part of the allowance for doubtful accounts, have been reclassified to report them as a liability, Due to United States government.

(b)
Other accrued liabilities, warranty reserve, and current portion of long-term liabilities have been reclassified to Other current liabilities.

2007 Quarterly Condensed Consolidated Statements of Operations (unaudited)*

	March 31, 2007		June 30, 2007
	Three months ended		Three months ended		Six months ended
(in thousands)	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Net sales	$100,159	$104,825	$134,702	$138,659	$234,861	$243,484
Cost of sales	78,404	85,125	101,945	118,090	179,575	203,215

Gross profit	21,755	19,700	32,757	20,569	55,286	40,269
General and administrative	14,379	17,066	15,501	17,339	30,663	34,405
Research and development	4,842	5,001	3,306	3,503	8,148	8,504

Operating income (loss)	2,534	(2,367)	13,950	(273)	16,475	(2,640)
Other income, net	1,788	1,788	1,107	1,106	2,895	2,894
Interest expense	(9)	(9)	(44)	(22)	(79)	(31)

Income (loss) before income tax (expense) benefit	4,313	(588)	15,013	811	19,291	223
Income tax (expense) benefit	(1,800)	108	(5,386)	(148)	(7,186)	(40)

Net income (loss)	$2,513	$(480)	$9,627	$663	$12,105	$183

2007 Quarterly Condensed Consolidated Statements of Operations (unaudited)* (continued)

	September 30, 2007
					December 31, 2007
	Three months ended		Nine months ended
(in thousands)	As Previously Reported	As Restated	As Previously Reported	As Restated	Three months ended
Net sales	$206,291	$206,794	$441,152	$450,278	$440,394
Cost of sales	165,678	184,260	345,252	387,475	399,328

Gross profit	40,613	22,534	95,900	62,803	41,066
General and administrative	20,030	21,708	50,642	56,113	27,931
Research and development	2,526	2,344	10,674	10,848	3,204

Operating income (loss)	18,057	(1,518)	34,584	(4,158)	9,931
Other income, net	594	594	3,489	3,488	721
Interest expense	(62)	(55)	(142)	(86)	(523)

Income (loss) before income tax (expense) benefit	18,589	(979)	37,931	(756)	10,129
Income tax (expense) benefit	(7,227)	180	(14,414)	140	(1,861)

Net income (loss)	$11,362	$(799)	$23,517	$(616)	$8,268

*
The sum of certain amounts, as previously reported, for the individual quarterly periods do not total to the year-to-date amounts, as previously reported.

2007 Quarterly Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31, 2007		Six months ended June 30, 2007		Nine months ended September 30, 2007
(in thousands)	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Net cash used in operating activities	$(27,169)	$(29,356)	$(94,622)	$(96,480)	$(40,903)	$(39,887)

Net cash from investing activities
Capital expenditures	(16,698)	(16,820)	(25,513)	(25,538)	(44,354)	(47,706)

Net cash used in investing activities	(16,698)	(16,820)	(25,513)	(25,538)	(44,354)	(47,706)

Cash flows from financing activities
Proceeds from the issuance of common stock	1,012	1,012	1,277	1,277	1,336	1,336
Income tax benefit realized from stock option exercises	—	2,276	—	2,276	—	2,276
Net increase (decrease) in other long-term liabilities	(23)	10	410	20	(124)	(64)

Net cash provided by financing activities	989	3,298	1,687	3,573	1,212	3,548

Increase (decrease) in cash and cash equivalents	(42,878)	(42,878)	(118,448)	(118,445)	(84,045)	(84,045)
Cash and cash equivalents at:
Beginning of year	156,319	156,319	156,319	156,319	156,319	156,319

End of year	$113,441	$113,441	$37,871	$37,874	$72,274	$72,274

Quarter Ended March 31, 2007, as Restated

Comparison of Results of Operations for the Three Months Ended March 31, 2007 and 2006

Units sold

        The increase in vehicles sold in the comparative periods is primarily due to an increase in ILAV vehicles sold and the vehicles sold pursuant to the MRAP program. The vehicles sold under such program, which started shipping in the first quarter of 2007, represent approximately 17% of the vehicles sold in the three months ended March 31, 2007.

	For the three months ended March 31,
Units Sold	2007 (As restated)	2006	Percentage Change
Buffalo	18	3	500%
Cougar (all variants)	181	45	302%
Cheetah	—	—	—

Total units sold	199	48	315%

Net sales

        The increase in net sales for the comparative periods is attributable to an increase in volume of vehicle deliveries, spare parts, and logistics services (field service representatives and technical publications). The mix of vehicles delivered and spares parts and logistics sales and the percentage change in the comparative periods are set forth in the following tables:

	For the three months ended March 31,
(in thousands)	2007 (As restated)	2006	Percentage Change
Buffalo	$10,996	$1,489	638%
Cougar (all variants)	74,947	32,098	133%
Spare parts and logistics	18,882	1,216	1,453%

	$104,825	$34,803	201%

Cost of sales and Gross profit

	For the three months ended March 31,
(in thousands)	2007 (As restated)	2006
Cost of sales	$85,125	$28,165
Gross margin percentage	18.8%	19.1%

        Gross margins decreased by .3 percentage points for the three months ended March 31, 2007 compared with the three months ended March 31, 2006. The decrease was primarily due to operating inefficiencies. We define the gross margin percentage as net sales less cost of sales divided by net sales.

General and administrative expenses

	For the three months ended March 31,
	2007 (As restated)	2006
As a percentage of net sales	16.3%	17.1%

        General and administrative expenses as a percentage of net sales decreased .8 percentage points for the three months ended March 31, 2007 compared with the three months ended March 31, 2006. The decrease was primarily due to leveraging selling and administrative support functions over an increasing business base, partially offset by a liquidated damage charge of $4.9 million resulting from the delayed registration of a private placement of public equity. See Note 6, Other Current Liabilities, in the accompanying consolidated financial statements.

Research and development expenses

	For the three months ended March 31,
	2007 (As restated)	2006
As a percentage of net sales	4.8%	1.9%

        Research and development expenses increased by approximately $4.3 million primarily due to increased expenditures related to the development of the Cheetah vehicle.

Other income

        Other income increased for the 2007 period as compared with the similar period in 2006 due to the interest income earned on investment of the funds received from our December 2006 private placement of common stock.

Interest expense

        Interest expense decreased for the 2007 period due to the repayment of a short-term loan in August 2006 and the termination of an accounts receivable factoring agreement in June 2006. Termination of these short-term financing arrangements was facilitated by the sale of common stock through private placements.

Income tax (expense) benefit

        We recorded an income tax benefit for the 2007 period as a result of our pre-tax loss. The effective income tax rate for the 2007 period was 18.4%. No income tax benefit was recorded as a result of the pre-tax loss for the comparable 2006 period. See Note 11, Income Taxes, in the accompanying consolidated financial statements.

Series D convertible preferred stock dividends and accretion

        There were no preferred stock dividends or accretion of preferred stock in the 2007 period since all preferred stock was converted to common stock in 2006.

Net income (loss) available to common shareholders

	For the three months ended March 31,
(in thousands, except per share)	2007 (As restated)	2006
Net (loss) available to common shareholders	$(480)	$(1,413)
Diluted (loss) per common share	$(0.01)	$(0.04)

        Net loss available to common shareholders for the 2007 period decreased over the comparable period in 2006 due to decreased interest expense and decreased preferred stock dividends and accretion, partially offset by lower gross margins.

Quarter Ended June 30, 2007, as Restated

Comparison of Results of Operations for the Three Months Ended June 30, 2007 and 2006

Units sold

        The increase in vehicles sold in the comparative periods is primarily due to the vehicles sold pursuant to the MRAP program. The vehicles sold under such program, which started shipping in the first quarter of 2007, represent approximately 76% of the vehicles sold in the three months ended June 30, 2007.

	For the three months ended June 30,
Units Sold	2007 (As restated)	2006	Percentage Change
Buffalo	17	5	240%
Cougar (all variants)	212	59	260%
Cheetah	—	—	—

Total units sold	229	64	258%

Net sales

        The increase in net sales for the comparative periods is attributable to an increase in volume of vehicle deliveries, spare parts, and logistics services (field service representatives and technical publications). The mix of vehicles delivered and spares parts and logistics sales and the percentage change in the comparative periods are set forth in the following tables:

	For the three months ended June 30,
(in thousands)	2007 (As restated)	2006	Percentage Change
Buffalo	$11,820	$9,561	24%
Cougar (all variants)	109,989	38,071	189%
Spare parts and logistics	16,850	8,443	100%

	$138,659	$56,075	147%

Cost of sales and Gross profit

	For the three months ended June 30,
(in thousands)	2007 (As restated)	2006
Cost of sales	$118,090	$45,918
Gross margin percentage	14.8%	18.1%

        Gross margins decreased by 3.3 percentage points for the three months ended June 30, 2007 compared with the three months ended June 30, 2006. The decrease was primarily due to operating inefficiencies. We define the gross margin percentage as net sales less cost of sales divided by net sales.

General and administrative expenses

	For the three months ended June 30,
	2007 (As restated)	2006
As a percentage of net sales	12.5%	13.8%

        General and administrative expenses as a percentage of net sales decreased 1.3 percentage points for the three months ended June 30, 2007 compared with the three months ended June 30, 2006. The decrease was primarily due to leveraging selling and administrative support functions over an increasing business base, partially offset by a liquidated damage charge of $1.8 million. See Note 6, Other Current Liabilities, in the accompanying consolidated financial statements.

Research and development expenses

	For the three months ended June 30,
	2007 (As restated)	2006
As a percentage of net sales	2.5%	1.1%

        Research and development expenses increased by approximately $2.9 million primarily due to increased expenditures related to the development of the Cheetah vehicle.

Other income

        Other income increased for the 2007 period as compared with the similar period in 2006 due to the interest income earned on investment of the funds received from our December 2006 private placement of common stock.

Interest expense

        Interest expense decreased for the 2007 period due to the repayment of a short-term loan in August 2006 and the termination of an accounts receivable factoring agreement in June 2006. Termination of these short-term financing arrangements was facilitated by the sale of common stock through private placements.

Income tax (expense) benefit

        We recorded income tax expense for the 2007 period as a result of our pre-tax income. The effective income tax rate for the 2007 period was 18.3%. No income tax expense was recorded as a result of pre-tax income for the comparable 2006 period. See Note 11, Income Taxes, in the accompanying consolidated financial statements.

Series D convertible preferred stock dividends and accretion

        There were no preferred stock dividends or accretion of preferred stock in the 2007 period since all preferred stock was converted to common stock in 2006.

Net income (loss) available to common shareholders

	For the three months ended June 30,
(in thousands, except per share)	2007 (As restated)	2006
Net income available to common shareholders	$663	$424
Diluted earnings per common share	$0.01	$0.01

        We realized higher net income available to common shareholders for the 2007 period compared to net income available to common shareholders for the comparable period in 2006 due to decreased interest expense and decreased preferred stock dividends and accretion, partially offset by lower gross margins.

Quarter Ended September 30, 2007, as Restated

Comparison of Results of Operations for the Three Months Ended September 30, 2007 and 2006

Units sold

        The increase in vehicles sold in the comparative periods is primarily due to the vehicles sold pursuant to the MRAP program. The vehicles sold under the program, which started shipping in the first quarter of 2007, represent approximately 98% of the vehicles sold in the three months ended September 30, 2007.

	For the three months ended September 30,
Units Sold	2007 (As restated)	2006	Percentage Change
Buffalo	21	3	600%
Cougar (all variants)	353	55	542%
Cheetah	—	—	—

Total units sold	374	58	545%

Net sales

        The increase in net sales for the comparative periods is attributable to an increase in volume of vehicle deliveries, spare parts, and logistics services (field service representatives and technical publications). The mix of vehicles delivered and spares parts and logistics sales and the percentage change in the comparative periods are set forth in the following tables:

	For the three months ended September 30,
(in thousands)	2007 (As restated)	2006	Percentage Change
Buffalo	$15,676	$4,355	260%
Cougar (all variants)	176,865	34,357	415%
Spare parts and logistics	14,253	3,449	313%

	$206,794	$42,161	390%

Cost of sales and Gross profit

	For the three months ended September 30,
	2007 (As restated)	2006
Cost of sales	$184,260	$34,243
Gross margin percentage	10.9%	18.8%

        The gross margin decreased by 7.9 percentage points for the three months September 30, 2007 compared with the three months ended September 30, 2006. The gross margin was impacted by 2.1 percentage points as a result of GDLS Subcontract activity, whereby we recognized no gross profit on $33.3 million of vehicles sold that were produced by GDLS. The remainder of the decrease was primarily due to operational inefficiencies and the use of contract labor in the production process. We define the gross margin percentage as net sales less cost of sales divided by net sales.

General and administrative expenses

	For the three months ended September 30,
	2007 (As restated)	2006
As a percentage of net sales	10.5%	15.9%

        General and administrative expenses as a percentage of net sales decreased 5.4 percentage points for the three months ended September 30, 2007 compared with the three months ended September 30, 2006. The decrease was primarily due to leveraging selling and administrative support functions over an increasing business base, partially offset by a liquidated damage charge of $830 thousand. See Note 6, Other Current Liabilities, in the accompanying consolidated financial statements.

Research and development expenses

	For the three months ended September 30,
	2007 (As restated)	2006
As a percentage of net sales	1.1%	1.3%

        Research and development expenses increased by approximately $1.8 million primarily due to increased expenditures related to the development of the Cheetah vehicle. We also increased research and development spending on upgrades and variants of the Buffalo and Cougar vehicles.

Other income

        Other income increased for the 2007 period as compared with the similar period in 2006 due to the interest income earned on investment of the funds received from our December 2006 private placement of common stock.

Interest expense

        Interest expense decreased for the 2007 period due to the repayment of a short-term loan in August 2006 and the termination of an accounts receivable factoring agreement in June 2006. Termination of these short-term financing arrangements was facilitated by the sale of common stock through private placements.

Income tax (expense) benefit

        We recorded an income tax benefit for the 2007 period as a result of the increase in manufacturing costs, related decreased gross margins and operating loss compared to the 2006 period. The effective income tax rate for the 2007 period was 18.4%. No income tax expense was recorded as a result of pre-tax income for the comparable 2006 period. See Note 11, Income Taxes, in the accompanying consolidated financial statements.

Series D convertible preferred stock dividends and accretion

        There were no preferred stock dividends or accretion of preferred stock in the 2007 period since all preferred stock was converted to common stock in 2006.

Net income (loss) available to common shareholders

	For the three months ended September 30,
(in thousands, except per share)	2007 (As restated)	2006
Net income (loss) available to common shareholders	$(799)	$240
Diluted earnings (loss) per common share	$(0.01)	$0.00

        We incurred a net loss available to common shareholders for the 2007 period compared to net income available to common shareholders for the comparable period in 2006 due to decreased gross margins partially offset by decreased interest expense and decreased preferred stock dividends and accretion.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Prices

        We are exposed to market risk from changes in commodity prices. If the price of steel increases significantly, the cost of our products could increase. It is unlikely we will be able to pass on this cost under our current contracts. As a result, if the cost of our raw material increases, our profitability, if any, could decrease.

Foreign Currency

        The majority of our business is denominated in U.S. dollars and as such, movement in the foreign currency markets will have a minimal direct impact on our business.

Interest Rates

        As we do not have a trading portfolio and although our current financing arrangement is at a variable rate, we do not have any borrowings under the arrangement. As a result, we are not currently directly at risk of interest rate fluctuations. As our financing needs change in the future, interest rate risk may become a more significant issue for us.

        Currently, we do not use any derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest rates, foreign currency exchange, or commodity prices. We are not a party to leveraged derivatives nor do we hold or issue financial investments for speculative purposes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management's Responsibility Report

        Force Protection's management is responsible for the preparation, integrity and fair presentation of the consolidated financial statements and other information used in this Annual Report. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include, where appropriate, estimates based on the best judgment of management. Financial and operating data elsewhere in the Annual Report are consistent with that contained in the accompanying consolidated financial statements.

        Force Protection's policy is to maintain systems of controls over financial reporting and disclosure controls and procedures. Such systems are designed to provide reasonable assurance that the financial information is accurate and reliable and Force Protection's assets are adequately accounted for and safeguarded. The Board of Directors oversees Force Protection's systems of controls over financial reporting and disclosure controls and procedures through its Audit Committee, which is comprised of directors who are not employees. The Audit Committee meets regularly with representatives of the Company's independent registered public accounting firm and management, including internal audit staff, to satisfy themselves that Force Protection's policy is being followed. The Audit Committee has engaged Grant Thornton LLP as the independent registered public accounting firm.

        The financial statements have been reviewed by the Audit Committee and, together with the other required information in this Annual Report, approved by the Board of Directors. In addition, the 2007 financial statements have been audited by Grant Thornton LLP whose reports are provided below.

/s/ MICHAEL MOODY	/s/ FRANCIS E. SCHEUERELL, JR.
MICHAEL MOODY Chief Executive Officer	FRANCIS E. SCHEUERELL, JR. Interim Chief Financial Officer

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Force Protection, Inc.

        We were engaged to audit Force Protection, Inc. (a Nevada Corporation) and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.

        We were not engaged to perform this audit until April 10, 2008; therefore, we were not able to perform certain tests of internal control over financial reporting as of December 31, 2007, nor were we able to make inquiries of senior financial management in place as of December 31, 2007, as these individuals were no longer employed by the Company at the time of our engagement.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment.

  •
  Financial statements closing process

  •
  Accounting for inventory and related accounts

  •
  Accounting for revenue recognition.

  •
  Accounting for income taxes

  •
  Inadequate monitoring of non-routine and non-systematic transactions

  •
  Information technology controls

  •
  Insufficient complement of personnel with an appropriate level of accounting knowledge, experience with the Company, and training in the application of GAAP

        Since we were not able to make inquiries of senior financial management in place as of December 31, 2007 and we were unable to apply other procedures to satisfy ourselves as to the effectiveness of Force Protection, Inc. and subsidiaries' internal control over financial reporting, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the effectiveness of Force Protection, Inc. and subsidiaries' internal control over financial reporting.

        We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Force Protection, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 2007, and our report dated September 13, 2008 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
 Columbia, SC
September 13, 2008

 Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of
Force Protection, Inc.

        We have audited the accompanying consolidated balance sheet of Force Protection, Inc. (a Nevada corporation) and subsidiaries (the Company) as of December 31, 2007, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Force Protection, Inc. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

        As discussed in the notes to consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109".

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Force Protection, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 13, 2008 disclaimed an opinion.

/s/ GRANT THORNTON LLP
 Columbia, SC
September 13, 2008

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Force Protection, Inc.

        We have audited the accompanying consolidated balance sheet of Force Protection, Inc. and subsidiary as of December 31, 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Force Protection Inc., and subsidiary as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

/S/ JASPERS + HALL, PC
 Denver, Colorado
June 5, 2007

Force Protection, Inc. and Subsidiaries

Consolidated Balance Sheets

	As of December 31,
	2007	2006
	(In Thousands, Except Share Data)
Assets
Current assets:
Cash and cash equivalents	$90,997	$156,319
Accounts receivable, net of allowance for doubtful accounts of $323 in 2007 and $45 in 2006	118,794	42,035
Inventories	140,639	60,396
Advances to subcontractor	25,106	—
Deferred income tax assets	14,530	9,563
Income taxes receivable	6,565	—
Other current assets	8,481	373

Total current assets	405,112	268,686
Property and equipment, net	66,707	8,964
Intangible assets, net	1,355	—
Deferred income tax assets	1,496	2,764

Total assets	$474,670	$280,414

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$146,515	$38,654
Due to United States government	18,969	6,023
Other current liabilities	20,710	4,891
Advance payments on contracts	56,552	12,824

Total current liabilities	242,746	62,392
Other long-term liabilities	295	168

	243,041	62,560

Commitment and contingencies
Preferred stock Series D, $.001 par value; 20,000 shares authorized; none issued and outstanding	—	—

Shareholders' equity:
Preferred stock, Series A, $.001 par value; 1,600 shares authorized; none issued and outstanding	—	—
Preferred stock Series B, $.001 par value; 25 shares authorized; none issued and outstanding	—	—
Preferred stock Series C, $.001 par value; 150 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value; 300,000,000 shares authorized; issued and outstanding 68,247,648 in 2007 and 66,762,565 in 2006	68	67
Additional paid-in capital	257,160	251,038
Accumulated deficit	(25,599)	(33,251)

Total shareholders' equity	231,629	217,854

Total liabilities and shareholders' equity	$474,670	$280,414

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

Force Protection, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the year ended December 31,
	2007	2006	2005
	(In Thousands, Except Per Share Data)
Net sales	$890,672	$196,017	$49,713
Cost of sales, including loss on firm purchase commitments of $5,871 in 2007	786,803	158,994	46,429

Gross profit	103,869	37,023	3,284
General and administrative expenses	84,044	27,183	17,256
Research and development expenses	14,052	3,204	1,658

Operating income (loss)	5,773	6,636	(15,630)
Other income, net	4,209	963	103
Interest expense	(609)	(1,729)	(1,708)
Realized gain of derivative liability	—	—	2,830

Income (loss) before income tax (expense) benefit	9,373	5,870	(14,405)
Income tax (expense) benefit	(1,721)	12,327	—

Net income (loss)	7,652	18,197	(14,405)
Accretion of Series D 6% convertible preferred stock	—	(1,297)	(2,042)
Preferred stock dividend	—	(326)	(778)

Net income (loss) available to common shareholders	$7,652	$16,574	$(17,225)

Earnings (loss) per common share:
Basic	$0.11	$0.37	$(0.51)

Diluted	$0.11	$0.36	$(0.51)

Weighted average common shares outstanding:
Basic	68,054	44,786	33,926

Diluted	68,404	50,428	33,926

The accompanying notes to consolidated financial statements are an integral part of these statements.

Force Protection, Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity

	For the year ended December 31,
	2007	2006	2005
	(In Thousands, Except Share Data)
NUMBER OF PREFERRED SHARES OUTSTANDING
Balance at beginning of year	—	—		20
Conversion to common stock	—	—		(20)

Balance at end of year	—	—		—

SERIES B PREFERRED STOCK
Balance at beginning of the year	$—	$—	$	Nil
Conversion of preferred stock to common stock	—	—		(Nil )

Balance at end of year	$—	$—		$—

NUMBER OF COMMON SHARES OUTSTANDING
Balance at beginning of year	66,762,565	36,114,216		19,357,938
Issuance for:
Cash—Private placement	(27,700)	21,250,000		—
Cash—Warrants	—	2,852,140		114,376
Other	1,512,783	353,581		590,056
Conversion of:
Series B preferred stock to common stock	—	—		14,803,750
Series D preferred stock to common stock	—	6,192,628		1,331,429
Common share grants cancelled	—	—		(83,333)

Balance at end of year	68,247,648	66,762,565		36,114,216

COMMON STOCK
Balance at beginning of year	$67	$36		$19
Issuance for:
Cash—Private placement	Nil	21		—
Cash—Warrants	—	3		Nil
Other	1	1		1
Conversion of:
Series B preferred stock	—	—		15
Series D preferred stock	—	6		1
Common share grants cancelled	—	—		(Nil )

Balance at end of year	$68	$67		$36

COMMON STOCK WARRANTS
Balance at beginning of year	$—	$5,781		$2,603
Issuance for:
Common stock	—	(5,781)		(123)
Series D preferred stock replacement	—	—		200
Other purposes, net	—	—		(2,072)
Reclassification of Series D warrants from liability	—	—		5,173

Balance at end of year	$—	$—		$5,781

(Continued)

Force Protection, Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity (Continued)

	For the year ended December 31,
	2007	2006	2005
	(In Thousands, Except Share Data)
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year	$251,038	$38,808	$54,977
Issuance of common stock for:
Cash—Private placement	—	185,806	—
Cash—Warrants	—	16,153	334
Other	1,335	1,125	1,229
Conversion of:
Series B preferred stock to common stock	—	—	(15)
Series D preferred stock to common stock	—	9,192	1,441
Accretion of Series D preferred stock	—	(1,297)	(2,042)
Warrants issued:
Series D preferred stock replacement	—	—	(200)
Other, net	—	—	2,303
Common share grants cancelled	—	—	(210)
Conversion of preferred stock at beneficial conversion rate	—	—	(19,102)
Stock based compensation	2,511	1,251	93
Income tax benefit realized from stock options exercised	2,276	—	—

Balance at end of year	$257,160	$251,038	$38,808

ACCUMULATED DEFICIT
Balance at beginning of year	$(33,251)	$(51,122)	$(55,041)
Net income (loss)	7,652	18,197	(14,405)
Series D preferred stock dividends:
Cash	—	(277)	(100)
Accrued	—	—	(260)
Common stock	—	(49)	(418)
Conversion of preferred stock at beneficial conversion rate	—	—	19,102

Balance at end of year	$(25,599)	$(33,251)	$(51,122)

The accompanying notes to consolidated financial statements are an integral part of these statements.

Force Protection, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2007	2006	2005
	(In Thousands)
Cash flows from operating activities:
Net income (loss)	$7,652	$18,197	$(14,405)

Adjustments to reconcile net income (loss) to net cash used in operating activities—
Depreciation and amortization	5,810	769	386
Deferred tax benefit	(3,699)	(12,327)	—
Income tax benefit realized from stock options exercised	(2,276)	—	—
Stock-based compensation	2,511	1,251	—
Common stock issued for services and other expenses	—	1,071	81
Allowance for doubtful accounts	278	45	—
Provision for inventory obsolescence	15,772	1,925	498
Provision for loss on firm purchase commitments	5,871	—	—
Warranty reserve	1,844	164	957
Realized gain on derivative liability	—	—	(2,831)
(Increase) decrease in assets—
Accounts receivable	(77,037)	(37,395)	(3,630)
Inventories	(96,015)	(29,835)	(23,956)
Advances to subcontractor	(25,106)	—	—
Income taxes receivable	(4,289)	—	—
Other current assets	(8,108)	(107)	(25)
Increase (decrease) in liabilities—
Accounts payable	103,060	23,965	12,822
Due to United States government	12,946	5,006	1,018
Other current liabilities	7,983	1,126	544
Advance payments on contracts	43,728	225	9,953

Total adjustments	(16,727)	(44,117)	(4,183)

Net cash used in operating activities	(9,075)	(25,920)	(18,588)

Cash flows from investing activities:
Capital expenditures	(59,717)	(7,537)	(1,511)
Proceeds from sale of assets	—	—	155

Net cash used in investing activities	(59,717)	(7,537)	(1,356)

Cash flows from financing activities:
Proceeds from issuance of common stock:
Private placement	—	185,828	—
Warrants	—	10,375	212
Other	1,336	6	514
Proceeds from issuance of Series D preferred stock	—	—	15,306
Dividends on Series D preferred stock	—	(277)	(100)
Proceeds from issuance of debt	—	—	7,500
Payments on debt	—	(7,500)	(361)
Net increase (decrease) in debt outstanding under revolving credit facility	—	—	(4,000)
Income tax benefit realized from stock options exercised	2,276
Net increase (decrease) in other long-term liabilities	(142)	127	(174)

Net cash provided by financing activities	3,470	188,559	18,897

Increase (decrease) in cash and cash equivalents	(65,322)	155,102	(1,047)
Cash and cash equivalents at beginning of year	156,319	1,217	2,264

Cash and cash equivalents at end of year	$90,997	$156,319	$1,217

Supplemental cash flow information:
Cash paid during the year for
Interest, net of amounts capitalized	$616	$1,722	$1,010
Income taxes	$9,940	$—	$—
Supplemental schedule of noncash investing and financing activities:
Property and equipment additions in accounts payable	$4,801	$—	$—
Note payable, net of discount, issued as consideration for non-compete agreement	$390	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Organization and Description of the Business

        Force Protection, Inc., reincorporated under the laws of Nevada in 2005, and its subsidiaries, is an important provider of blast- and ballistic-protected products used to support armed forces and security personnel in harm's way. We design, manufacture, test, deliver and support our blast- and ballistic-protected products with the purpose to increase survivability of the users of the products. Our specialty vehicles, which we believe are at the forefront of blast- and ballistic-protected technology, are designed to protect their occupants from landmines, hostile fire, and improvised explosive devices ("IEDs"). Our primary customer is the United States Department of Defense ("DoD") where we service two principal services, the U. S. Army and U. S. Marine Corps.

        References herein to "Force Protection," the "Company," "we," "our," or "us" refer to Force Protection, Inc. and its subsidiaries unless otherwise stated or indicated by context.

Basis of Presentation and Consolidation

        The accompanying consolidated financial statements of Force Protection and its subsidiaries were prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and include the assets, liabilities, revenues, and expenses of our two wholly owned subsidiaries, Force Protection Industries, Inc. and Force Protection Technologies, Inc. We eliminate from our financial results all significant intercompany accounts and transactions.

Reclassifications

        Certain previously reported financial results have been reclassified to conform to the current year presentation. We increased Accounts receivable and increased Due to United States government by $6.0 million as of December 31, 2006. We increased Additional paid-in capital and increased Accumulated deficit by $1.3 million and $93 thousand as of December 31, 2006 and 2005, respectively.

Use of Estimates

        The preparation of our consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but are not limited to: (1) revenue recognition; (2) allowance for doubtful accounts; (3) definitization and advance payments on contracts; (4) inventory costs and reserves; (5) asset impairments; (6) depreciable lives of assets; (7) economic lives and fair value of leased assets; (8) income tax reserves and valuation allowances; (9) fair value of stock options; (10) allocation of direct and indirect cost of sales; and (11) contingent liabilities, warranty, and litigation reserves. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluation, as considered necessary. Actual results could differ from those estimates.

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

Risks and Uncertainties

        We are exposed to a number of risks in the normal course of our operations that could potentially affect our financial position, results of operations, and cash flows.

Customer Concentration

        Substantially all of our revenue comes from our DoD contracts either as a prime contractor or as a subcontractor to another prime contractor to the U.S. government. Revenue from those contracts approximated 94%, 82%, and 90% of Net sales for the years ended December 31, 2007, 2006, and 2005, respectively. Our accounts receivable from the U.S. government as of December 31, 2007 and 2006 were 89% and 95% of our accounts receivable, respectively.

Law and Regulations

        As a result of those DoD contracts, we are required to participate in the U.S. government contracting process, which involves extensive statutes, regulations and requirements of the U.S. government agencies and entities that govern these programs, including award, administration, funding, and performance of contracts. These statutes and regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, federal national security, contract pricing and cost, funding, contract termination and adjustment, audit requirements, and protection of classified information. Our failure to comply with these regulations and requirements could result in reductions of the value of contracts, contract modifications or termination, loss of security clearance, and the assessment of civil or criminal penalties and fines, inability to win new contracts, and lead to suspension or debarment from government contracting or subcontracting for a period of time, any of which could have a material adverse affect on our financial position, results of operations, and cash flows.

        We are also subject to certain unique business risks associated with the defense market, including changes in budget appropriations, procurement policies, political developments both domestically and abroad, and other factors. Any material deterioration in the economic and environmental factors that impact the defense industry could have a material adverse effect on our financial position, results of operations, and cash flows.

        There are certain federal laws that, while not specifically directed at us as a contractor, may affect our U.S. government contracts. The Anti-Deficiency Act is one of the major laws through which Congress exercises its constitutional control of the public purse. The Anti-Deficiency Act indirectly regulates how the agency awards our contracts and pays our invoices. Accounts receivable related to DoD contracts approximated 89% and 95% of our accounts receivable as of December 31, 2007 and 2006, respectively.

        Our operations also are subject to a broad range of environmental, health and safety laws and regulations in the jurisdictions in which we operate. These laws and regulations impose increasingly stringent environmental, health and safety protection standards and permitting requirements regarding, among other things, air emissions, wastewater storage, treatment and discharges, the use and handling of hazardous or toxic materials, waste disposal practices, and the remediation of environmental contamination and working conditions for our employees. Some environmental laws, such as the U.S. Comprehensive Environmental Response, Compensation, and Liability Act, also known as CERCLA or

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

Superfund, and comparable state laws, impose joint and several liability for the cost of environmental remediation, natural resource damages, third-party claims, and other expenses, without regard to the fault or the legality of the original conduct, on those persons who contributed to the release of a hazardous substance into the environment.

        The costs of complying with these laws and regulations, including participation in assessments and remediation of contaminated sites and installation of pollution control facilities could be significant. In addition, if we are found responsible for any hazardous contamination, we may have to pay expensive fines or penalties or perform costly clean-up. Even if we are charged, and later found not responsible for such contamination and clean-up, the costs of defending the charges could be significant.

Sources and Supply of Materials

        Our products incorporate engines, transmissions, axles and a number of other components that are available only from the source or sources selected by the U.S. military. Identifying additional or replacement suppliers approved by the U.S. military for any of the numerous components used in our products may not be accomplished quickly or on commercially reasonable terms, if at all. In addition to suppliers specified by the U.S. military, we use other suppliers for certain components of our products, some of which are small businesses that are not well capitalized. In the event that we are unable to obtain required components from our existing suppliers, and if we are unable to mitigate the impact or find an alternate supplier in a timely manner, it could have a material adverse effect on our ability to produce our vehicles. Significant interruptions in the supply of components may occur for a variety of reasons, including capacity constraints at our suppliers, competition for components with other manufacturers of vehicles, insolvency of a supplier, work stoppages at suppliers and transportation interruptions, which could involve significant additional costs and result in delays in production and product deliveries and could have a material adverse effect on our results of operations. In addition, the unavailability or scarcity of certain components or raw material could result in increased costs, which could have a material adverse effect on our financial position, results of operations, and cash flows.

        In addition, some of our product components are manufactured in and supplied from foreign countries. If import tariffs or taxes increase for any reason, our cost of goods would increase. Our financial performance could be adversely affected by changes in the political, social and economic environment in these foreign countries. The role of the central and local governments in the economies of these foreign countries may be significant. Policies toward economic liberalization, and laws and policies affecting foreign companies, foreign investment, currency exchange rates and other matters could change, resulting in greater restrictions on our ability to do business with suppliers based in other countries. A foreign government could impose surcharges, increase tax rates, or revoke, terminate or suspend operating licenses without compensating us. In addition, the U.S. government could impose charges and taxes and could take other actions that could make it more expensive or costly for us to obtain components from sources in foreign countries or could prevent us from acquiring those components. Also, other countries, from time to time, experience instances of civil unrest and hostilities and confrontations have occurred between the military, insurgent forces, and civilians. If for these or any other reason, we are unable to obtain required components from foreign sources as and when required, or at all, it could have a material adverse effect on our financial position, results of operations, and cash flows.

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

Revenue Recognition

        Substantially all of our revenues from the U.S. government and certain of our revenues from others are earned pursuant to written contractual arrangements to design, develop, manufacture and/or modify blast- and ballistic-protected products and to provide related engineering and technical or other services according to the specifications of the buyers (customers). These contracts are generally fixed-price, cost-reimbursable, or time and material based. We recognize revenues and earnings on fixed-production contracts, whose units are produced and delivered in a continuous or sequential process, based upon the unit's contract selling price as we deliver it and the customer's formal acceptance of the unit. We charge the actual unit cost to Cost of sales.

        We define formal acceptance under the U.S. government contract as taking place when a representative of the U.S. government signs the United States Form DD250 entitled "Material Inspection and Receiving Report." Under the Federal Acquisition Regulation ("FAR"), a signed Form DD250 signifies contractual inspection and acceptance by the United States of the work performed by Force Protection. A signed Form DD250 also is the event contractually obligating the U.S. government to pay us for the approved goods or services (subject to any "definitization" contractual adjustment(s), as discussed below).

        In accordance with standard industry practice, there is a representative from the United States Defense Contract Management Agency ("DCMA") acting as a contractual representative of the U.S. government present at our facilities. This DCMA representative inspects each vehicle as it is delivered by us, and upon confirmation of the vehicle's conformity with the contractual specifications, the inspector or other contractually designated official signs the Form DD250 and formally accepts delivery of the vehicle. We only recognize revenues arising from our U.S. government contracts upon execution of the Form DD250 by the DCMA inspector.

        Under some of our U.S. government contracts, we receive performance-based payments based on completion of specific milestones stipulated under the contract (for example, delivery of raw material to our Ladson, South Carolina facility). We report these payments as Advance payments on contracts in our consolidated balance sheets until the final delivery of the products and formal acceptance by the U.S. government as evidenced by an executed Form DD250. As discussed above, upon acceptance of the products and the execution of the Form DD250, we recognize the full sale price of the product as revenue.

        We recognize revenue from other items, such as foreign and domestic user training, field support (including vehicle repairs), performing vehicle modifications, and providing test support to the U.S. government for its vehicle testing, when we meet four basic criteria: (i) persuasive evidence that a customer arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) delivery of product has occurred or services have been rendered.

        We negotiate contracts with our customers that may include revenue arrangements with multiple deliverables. We account for each deliverable under a contract separately. Historically, we negotiate and sign contracts with our customers that provide a contract amount and specific terms and conditions associated with each deliverable.

        Shipping and handling costs are expensed as incurred and included in Cost of sales.

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

Definitization / Due to United States government

        Our contracts with the U.S. government are negotiated as either a "sole source" or "open competition" bid process. A sole source process is one in which we are the sole bidder for the contract. An open competition could involve various bidders. Once a bid is accepted, the U.S. government usually expects work to commence immediately. An open competition results in a final agreed-upon contract price to which the U.S. government has agreed. A sole source process results in an agreed-upon contract with the U.S. government, subject to an adjustment process at a later date, termed the "definitization process." The definitization process commences upon awarding of a contract, whereby the U.S. government undertakes a detailed review of our costs involved in the manufacturing and delivery process. We then work with the U.S. government to determine an adequate and fair final contract price. We have the right to submit proposed prices, but they are subject to final review and approval by the contracting officer, who may require that we use different prices. Although both parties make an effort to definitize the contract as quickly as possible, the process is time consuming and can take months to complete. In addition, if an agreement is not reached as to price by a specific date, the contracting officer may unilaterally determine a price. During definitization, we are usually required to perform the contract work and make deliveries before the final contract price has been established. For this reason, as part of the original award, we bill the U.S. government at a predetermined price that is used for invoicing and accounting purposes pending final definitization.

        As a result of the adjustments related to the definitization process, we recognize a liability, Due to United States government, and reduce gross sales to arrive at net sales. As of December 31, 2007, our liability for contracts subject to the definitization process have been determined based upon subsequent settlement with the United States government. As of December 31, 2006, our liability for contracts subject to the definitization process has been estimated based upon a expected adjustment percentage.

Sales Returns and Allowance for Doubtful Accounts

        Historically, we have not encountered sales returns or significant uncollectible accounts receivable and we do not anticipate them in the near future. The majority of our accounts receivable are with the U. S. government and we do not maintain an allowance for doubtful accounts for those accounts due to the credit-worthiness of the U. S. government. We do maintain an allowance for doubtful accounts for our non-governmental customers, which is based upon specific identification.

Cash and Cash Equivalents

        Cash and cash equivalents includes investments that are highly liquid and have maturities of three months or less when purchased. The carrying values of cash and cash equivalents approximate their fair value due to the short-term nature of these instruments.

        We maintain amounts on deposit with various financial institutions, which may at times exceed federally insured limits. However, management periodically evaluates the credit-worthiness of those institutions, and we have not experienced any losses on such deposits.

Inventories

        We carry our inventories at the lower of their cost or market value, reduced by reserves for excess and obsolete items. Cost is determined using the first-in, first-out ("FIFO") method. Market is

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

determined based on net realizable value. Appropriate consideration is given to obsolescence, excess quantities, and other factors in evaluating net realizable value.

Property and Equipment

        We report land, buildings, leasehold improvements, and machinery and equipment, including tooling and pattern equipment, at cost, net of depreciation and asset impairments, if applicable. We report assets under capital lease obligations at the lower of their fair value or the present value of the aggregate future minimum lease payments as of the beginning of the lease term. We depreciate our assets using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets.

        The ranges of estimated useful lives are as follows:

Years
Buildings	29
Leasehold improvements	2-5
Machinery and equipment, including tooling and molds	7
Computer equipment and software	3
Furniture and fixtures	3
Demonstration vehicles	5
Manuals	5
Vehicles	5

        The carrying amounts of all long-lived assets are evaluated periodically to determine if adjustment to the depreciation and amortization period or to the unamortized balance is warranted. Such evaluation is based principally on the expected utilization of the long-lived assets.

        Maintenance and repairs of property and equipment are expensed as incurred. We capitalize replacements and improvements that increase the estimated useful life of an asset and we capitalize interest on major construction and development projects while in progress.

        We retain fully depreciated assets in property and accumulated depreciation accounts until we remove them from service. In the case of sale, retirement, or disposal, the asset cost and related accumulated depreciation balance is removed from the respective account, and the resulting net amount, less any proceeds, is included as a component of income from operations in the consolidated statements of operations.

        We recognize escalated rents, including any rent holidays, on a straight-line basis over the term of the lease for those lease agreements where we receive the right to control the use of the entire leased property at the beginning of the lease term.

        We test for impairment of long-lived assets, including intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group (hereinafter referred to as "asset group") may not be recoverable by comparing the sum of the estimated undiscounted future cash flows expected to result from use of the asset group and its eventual disposition to the carrying value. If the sum of the estimated undiscounted future cash flows is less than the carrying value, an impairment determination is required. The amount of impairment is calculated by subtracting the fair

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

value of the asset group from the carrying value of the asset group. An impairment charge, if any, is recognized within Operating income (loss).

Intangible Assets

        We amortize the cost of intangible assets over their respective estimated useful lives on a straight-line basis. The amortization periods are as follows:

Years
Licenses	3
Non-compete agreement	4
Customer base	2
Special expertise	2
Weight-average useful lives	3

Investments in and Advances to Non-consolidated Affiliates

        Equity method investments are recorded at original cost and adjusted periodically to recognize (i) our proportionate share of the investees' net income or losses after the date of investment; (ii) additional contributions made and dividends or distributions received; and (iii) impairment losses resulting from adjustments to net realizable value. However, for contracts not yet novated to an equity method investee, we continue to recognize the revenues and expenses from those contracts in our consolidated financial statements.

        We assess the potential impairment of our equity method investments. We determine fair value based on valuation methodologies, as appropriate, including the present value of estimated future cash flows, estimates of sales proceeds, and external appraisals. If an investment is determined to be impaired and the decline in value is other than temporary, we record a write-down.

Force Dynamics LLC

        On September 10, 2007 we entered into a subcontract ("GDLS Subcontract") with General Dynamics Land Systems Inc. ("GDLS") pursuant to which GDLS manufactures approximately 50% of the Cougar vehicles to be manufactured under, and performs approximately 50% of the life cycle support required by, the Mine Resistant Ambush Protected ("MRAP") Competitive Contract based on revenues. We previously entered into a joint venture with GDLS on December 15, 2006 ("Workshare Agreement") pursuant to which we and GDLS would fulfill the obligations of the MRAP Competitive Contract. We formed a Delaware limited liability company, Force Dynamics, LLC ("Force Dynamics"), to govern the terms of the joint venture. However, the MRAP Competitive Contract was awarded to us and not to Force Dynamics or GDLS. We have attempted to novate this contract to Force Dynamics, although the U.S. government has not yet agreed to the novation. If the contract is novated, we and GDLS may be required to guarantee payment of all liabilities and performance of all obligations that Force Dynamics will assume under the novated contract.

        We will not fund and Force Dynamics will remain inactive until such time the MRAP Competitive Contract is assigned to Force Dynamics. Because this contract was awarded to Force Protection and has not yet been novated to the joint venture, we include 100% of the revenues from the MRAP Competitive

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

Contract (including revenue from vehicles manufactured by GDLS) in Net sales in our consolidated statement of operations, and will continue to include them until such time as the MRAP Competitive Contract is novated to Force Dynamics, at which point we will recognize revenues only from vehicles subcontracted by Force Dynamics that we actually manufacture. In addition, during the year ended December 31, 2007 we include in Cost of sales, an amount equal to 100% of revenues from vehicles manufactured by GDLS. Notwithstanding the inclusion of revenues from vehicles manufactured by GDLS in Net sales, GDLS is entitled to all of the revenue from vehicles manufactured by GDLS. Amounts included in our consolidated statement of operations for the year ended December 31, 2007 from vehicles manufactured by GDLS are as follows (in thousands):

2007
Net sales	$231,892
Cost of sales	231,892

        Advances to subcontractor consist of amounts paid to GDLS on the MRAP Competitive Contract based upon the achievement of contractual performance milestones. These advances are a flow through from our contract with the U.S. government.

        In connection with our joint venture arrangement with GDLS, we entered into a technology license agreement with Force Dynamics and GDLS. The agreement provides that we grant Force Dynamics and GDLS a non-exclusive license without the right to sublicense. Force Dynamics and GDLS will pay us a vehicle fee for each MRAP vehicle produced. The term of this technology agreement is the later of completion or complete termination of the MRAP program or the Workshare Agreement.

Stock-Based Compensation

        Force Protection does not have a formal stock option plan. However, we provided some of our employees stock-based compensation in the form of stock options and shares of our common stock. Prior to July 1, 2005, we accounted for those stock-based compensation awards using the recognition and measurement principles of the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations, and applied the disclosure-only provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, we recognized compensation expense on the date of grant only if the current market price of the underlying stock on the grant date exceeded the exercise price of the stock-based award.

        In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which revises FASB Statement No. 123 and supersedes APB Opinion No. 25. FASB Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Subsequent to the effective date, the pro forma disclosures previously permitted under FASB Statement No. 123 are no longer an alternative to financial statement recognition.

        In March 2005, the Staff of the United States Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, Share-Based Payment. SAB No. 107 expresses the view of the SEC Staff regarding the interaction between FASB Statement No. 123(R) and certain SEC

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

rules and regulations and provides the SEC Staff's views regarding the valuation of share-based payment arrangements for public companies. The SEC Staff believes the guidance in SAB No. 107 will assist public companies in their initial implementation of FASB Statement No. 123(R) beginning with the first interim or annual period of the first fiscal year that begins after June 15, 2005.

        Effective July 1, 2005, we adopted FASB Statement No. 123(R) using the modified prospective method. Under this method, compensation cost recognized during 2006 included: (1) compensation cost for the portions of all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123 amortized on a straight-line basis over the options' remaining vesting period beginning July 1, 2005, and (2) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FASB Statement No. 123(R) amortized on a straight-line basis over the options' requisite service period. Pro forma results for prior periods have not been restated. No tax benefit and deferred tax asset were recognized on the compensation cost because of our full valuation allowance against deferred tax assets as of December 31, 2005.

        As a result of adopting FASB Statement No. 123(R) on July 1, 2005, our Net loss is $92,671 higher for the year ended December 31, 2005 than had we continued to account for stock-based compensation under APB Opinion No. 25, and there was no change to the calculated basic and diluted Net loss per common share. The adoption of FASB Statement No. 123(R) had no material impact on the consolidated statement of cash flows for the year ended December 31, 2005.

        The following table illustrates the effect on Net loss available to common shareholders and Net loss per common share had we applied the fair value recognition provisions of FASB Statement No. 123 to account for our stock-based compensation during the period January 1, 2005 through June 30, 2005, since stock-based compensation was not accounted for using the fair value recognition method during that period. For purposes of pro forma disclosure, the estimated fair value of the stock awards, as prescribed by FASB Statement No. 123, is amortized to expense over the vesting period of such awards for the year ended December 31, 2005 (in thousands, except per share amounts):

2005
Net loss available to common shareholders, as reported	$(17,225)
Add: Stock-based employee compensation expense included in reported net loss	93
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(132)

Pro forma net loss available to common shareholders	$(17,264)

Net loss per common share:
Basic and diluted—as reported	$(0.51)

Basic and diluted—pro forma	$(0.51)

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

Warranty

        Our sales contracts generally include a warranty that our products are free from defects in design, material, and workmanship for a period of one year from the acceptance date. The warranty does not apply to any damage or failure to perform caused by the misuse or abuse of the vehicle, combat damage, fair wear-and-tear items (brake shoes, wiper blades, etc.), or by the customer's failure to perform proper maintenance or service on the supplies. We base our warranty accruals on estimates of the expected warranty costs that incorporate historical information and forward assumptions about the nature, frequency, and average cost of warranty claims. Warranty costs are included in Cost of sales.

Litigation Reserve

        We accrue for loss contingencies associated with outstanding litigation, claims and assessments for which management has determined it is probable that a loss contingency exists and the amount of loss can be reasonably estimated. We expense professional fees associated with litigation claims and assessments as incurred.

Research and development

        We incur costs in connection with research and development programs that are expected to contribute to future earnings, and charge such costs against income as incurred. Research and development costs consist primarily of payroll and personnel related costs, contractor fees, infrastructure costs, materials to assemble prototype vehicles, and administrative expenses directly related to research and development support.

Advertising Costs

        We expense costs of print and other advertisements as incurred. Advertising expenses, included in General and administrative expenses within the accompanying consolidated statements of operations, approximated $0.8 million in 2007, $0.3 million in 2006, and $0.2 million in 2005.

Income Taxes

        We provide for income taxes using the asset and liability method. This approach recognizes the amount of federal, state, and local taxes payable or refundable for the current year, as well as deferred tax assets and liabilities for the future tax consequence of events recognized in the consolidated financial statements and income tax returns. Deferred income tax assets and liabilities are adjusted to recognize the effects of changes in tax laws or enacted tax rates. In addition, we establish reserves for tax contingencies in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

        A valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. Realization is dependent on generating sufficient future taxable income.

        Force Protection and its subsidiaries file a consolidated federal income tax return. State income tax returns are filed on a separate, combined, or consolidated basis in accordance with relevant state laws and regulations.

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

Earnings (Loss) Per Common Share

        The calculation of basic earnings (loss) per common share is based on the weighted-average number of our common shares outstanding during the applicable period. The calculation for diluted earnings (loss) per common share recognizes the effect of all potential dilutive common shares that were outstanding during the respective periods, unless their impact would be anti-dilutive.

Fair Value of Financial Instruments

        FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosures of the fair value of financial instruments. Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings, and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, advances to subcontractors, accounts payable and due to the United States government, approximate their fair value because of the short-term maturity and highly liquid nature of these instruments. We determine the fair value of our short-term borrowings and long-term debt based on various factors including maturity schedules, call features and current market rates. The carrying values of our financial instruments approximate their fair value as of December 31, 2007 and 2006.

Recent Accounting Pronouncements

        In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. FASB Statement No. 162 defines the order in which accounting principles that are generally accepted should be followed. FASB Statement No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board ("PCAOB") amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We have not yet commenced evaluating the potential impact, if any, of the adoption of FASB Statement No. 162 on our consolidated financial position, results of operations, and cash flows.

        In April 2008, the FASB issued Staff Position ("FSP") No. FAS 142-3, Determination of Useful Life of Intangible Assets, (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We have not yet commenced evaluating the potential impact, if any, of the adoption of FSP FAS 142-3 on our consolidated financial position, results of operations, and cash flows.

        In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FASB Statement No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. FASB Statement No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. FASB Statement No. 161 permits, but does not

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

require, comparative disclosures for earlier periods at initial adoption. We have not yet commenced evaluating the potential impact, if any, of the adoption of FASB Statement No. 161 on our consolidated financial position, results of operations, cash flows or disclosures related to derivative instruments and hedging activities.

        In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations, which establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FASB Statement No. 141 (R) applies to fiscal years beginning after December 15, 2008. Earlier adoption is prohibited.

        In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, which establishes accounting and reporting standards that require (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within shareholders' equity, but separate from the parent's equity; (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations; and (iii) changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. FASB Statement No. 160 applies to fiscal years beginning after December 15, 2008. Earlier adoption is prohibited.

        In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. FASB Statement No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company's choice to use fair value on its earnings. FASB Statement No. 159 also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. FASB Statement No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. FASB Statement No. 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. We adopted FASB Statement No. 159 on January 1, 2008 and we did not elect the fair value option for any other financial instruments or certain other financial assets and liabilities that were not previously required to be measured at fair value.

        In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

within those fiscal years. We adopted FASB Statement No. 157 on January 1, 2008 and it did not have an impact on our consolidated financial position, results of operations, and cash flows.

        We have determined that all other recently issued accounting pronouncements will not have a material impact on our consolidated financial position, results of operations, and cash flows, or do not apply to our operations.

2. Accounts Receivable

        Accounts receivable consists of the following (in thousands):

	As of December 31,
	2007	2006
U. S. government	$106,021	$39,770
Other accounts receivable	13,096	2,310

	119,117	42,080
Less: Allowance for doubtful accounts	(323)	(45)

Accounts receivable, net	$118,794	$42,035

        Other accounts receivable primarily relate to the sale of excess raw material to suppliers, parts, and others. Any gain or loss on these sales is included in Other income, net in the accompanying consolidated statement of operations. As of December 31, 2007, our accounts receivable from the U.S. government includes $8.2 million of earned and unbilled accounts receivable.

        The following is the activity related to our allowance for doubtful accounts (in thousands):

For the year ended December 31,	Balance at Beginning of Period	Additions and Charges to Expense	Deductions and Accounts Written Off	Balance at End of Period
2007	$45	$278	$—	$323

2006	$—	$45	$—	$45

Factoring of Trade Receivables

        We entered into an agreement ("Factoring Agreement") with GC Financial Services, Inc. ("Factor") on June 29, 2005, pursuant to which we agreed to sell accounts receivables under our Joint Explosive Ordinance Disposal Rapid Responsive Vehicle ("JERRV") Contract (M67854-05-D-5091) in an amount not to exceed $63 million. Under the terms of the Factoring Agreement, we received 98.1% of the value of receivables sold to the Factor within 24-48 hours of delivery of the invoice. During June 2006, we exceeded the agreed maximum value of receivable to be factored under the Factoring Agreement. On June 22, 2006, the Factoring Agreement was terminated and no further obligation remained between Force Protection and GC Financial Services, Inc. as of December 31, 2006. We incurred factoring expenses of $0.8 million and $0.3 million for the years ended December 31, 2006 and 2005, respectively. These amounts are included in General and administrative expenses in our consolidated statements of operations.

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Inventories

        Inventories consist of the following (in thousands):

	As of December 31,
	2007	2006
Raw material and supplies	$105,313	$36,418
Work in process	35,035	23,978
Finished goods	291	—

Inventories	$140,639	$60,396

        Due to excess and obsolete inventory and to account for our inventory at the lower of cost or market, we reduced the cost basis of our raw material and supplies and charged to Cost of Sales $15.8 million and $1.9 million during the years ended December 31, 2007 and 2006, respectively. We also incurred a loss of $5.9 million on firm purchase commitments to acquire raw material during 2007.

4. Property and Equipment

        Property and equipment consist of the following (in thousands):

	As of December 31,
	2007	2006
Land	$4,419	$—
Buildings	5,221	—
Leasehold improvements	11,775	1,534
Machinery and equipment; including tooling and molds	6,698	3,795
Computer equipment and software	6,750	2,757
Furniture and fixtures	4,454	1,023
Demonstration vehicles	1,531	1,096
Manuals	705	105
Vehicles	576	143

	42,129	10,453
Less: Accumulated depreciation	(6,714)	(1,489)

	35,415	8,964
Construction in progress	31,292	—

Property and equipment, net	$66,707	$8,964

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Property and Equipment (Continued)

        The amount of fully depreciated assets, depreciation expense, and rent expense under operating leases is as follows (in thousands):

	As of and for the year ended December 31,
	2007	2006	2005
Fully depreciated assets	$134	$57	$20

Depreciation expense	$5,225	$769	$386

Rent expense:
Minimum rent payments	$1,966	$1,027	$693
Contingent and other rents	846	708	466

Total rent expense	$2,812	$1,735	$1,159

Significant Asset Acquisitions

        In March 2007, we purchased the research and developmental testing facility of NEWTEC Services Group, Inc., located near Edgefield, South Carolina, for $5.5 million ($5,050,000 in cash and $450,000 note payable, which was discounted using an implied interest rate of 7.25%). We intend to use the facility to expand our research and development activities and support the verification and quality control validation of our armored vehicles used to protect military personnel against explosive threats. The purchase price was allocated as follows (in thousands):

Amount
Land	$2,100
Furniture and fixtures	800
Manuals	600
Intangible assets (See Note 5, Intangible Assets)	1,940

Total	$5,440

        March 2007, we purchased real and personal property located in Summerville, South Carolina, for $4.1 million in cash. We intend to use the facility as a product development and logistic services training center. The purchase price was allocated as follows (in thousands):

Amount
Land	$1,320
Building	2,502
Furniture and fixtures	278

Total	$4,100

        In July 2007, we purchased land and an approximately 430,000 square foot building in Roxboro, North Carolina for $3.5 million in cash, which we originally planned to use as a manufacturing plant. We now intend to use the Roxboro facility for sustainment and training purposes (see Subsequent Events—Asset Impairment discussion below). We allocated approximately $0.8 million to land and

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Property and Equipment (Continued)

$2.7 million to the building. Also, in July 2007, we completed construction on and placed into service a 90,000 square warehouse facility at our corporate headquarters in Ladson, South Carolina at a cost of approximately $4.4 million, included in leasehold improvements.

Leases

        We lease certain buildings under non-cancelable operating leases expiring on June 30, 2009; with four separate five-year renewal options which must be exercised six months prior to the expiration of the lease term. Our other operating leases generally have 3- to 5-year terms, with one or more renewal options, with terms to be negotiated at the time of renewal. Contingent rents are included in rent expense in the year incurred. The excess of cumulative rent expense (recognized on the straight-line basis) over cumulative rent payments made on leases with fixed escalation terms is recognized as straight-line rental accrual and is included in Other current liabilities in the accompanying consolidated balance sheets, as follows (in thousands):

	As of December 31,
	2007	2006
Straight-line rental accrual	$200	$—

        Future minimum lease payments at December 31, 2007, for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows (in thousands):

For the year ending December 31,	Amount
2008	$2,176
2009	1,140
2010	121
2011	22
2012	—
2013 and thereafter	—

Total	$3,459

Construction in Progress

        Amounts in construction in progress as of December 31, 2007 relate primarily to the construction of assembly lines at our Ladson, South Carolina and Roxboro, North Carolina manufacturing plants. We have entered into construction contracts and other future commitments for the completion of these projects subsequent to 2007 totaling approximately $4.4 million.

Subsequent Event—Asset Impairment

        In March 2008, we decided to suspend the construction of the assembly line at our Roxboro facility and began to develop a plan for an alternative use for the facility. As a result, we charged to operations in the first quarter of 2008 $2.1 million in deposits on services to be provided and $2.8 million in design costs.

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. Intangible Assets

        Intangible assets consist of the following as of December 31, 2007 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net
Licenses	$800	$222	$578
Non-compete agreement	540	113	427
Customer base	200	83	117
Special expertise	400	167	233

Total	$1,940	$585	$1,355

        As discussed in Note 4, Property and Equipment, we acquired the above intangible assets in March 2007 in connection with the purchase of a research and development testing facility located in Edgefield, South Carolina.

        Amortization expense for intangible assets was $585,000 for the year ended December 31, 2007. Future amortization expense is as follows (in thousands):

For the year ending December 31,	Amount
2008	$702
2009	452
2010	179
2011	22

Total	$1,355

6. Other Current Liabilities

        Other current liabilities consist of the following (in thousands):

	As of December 31,
	2007	2006
Current portion of other long-term liabilities	$193	$72
Compensation and benefits	2,721	1,223
Warranty reserves	3,694	1,850
Loss on firm purchase commitments	5,871	—
Vehicle fee payable	4,626	1,139
Litigation reserve (See Note 14, Commitments and Contingencies)	3,147	—
Liquidated damages settlement	258	607
Straight-line rent accrual	200	—

Other current liabilities	$20,710	$4,891

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Other Current Liabilities (Continued)

Warranty Reserves

        Warranty reserves consist of the following (in thousands):

	As of December 31,
	2007	2006	2005
Balance at beginning of year	$1,850	$1,686	$729
Charges to expense	4,779	164	1,764
Costs paid or otherwise settled	(2,935)	—	(807)

Balance at end of year	$3,694	$1,850	$1,686

Vehicle Fee Payable

        We are party to two long-term intellectual property agreements pursuant to which we have the right to use certain intellectual property technology relating to blast- and ballistic-protected vehicles. One agreement is with the CSIR Defencetek ("CSIR"), a division of the Council for Scientific and Industrial Research, a statutory council established in accordance with the Laws of the Republic of South Africa. The other is with Mechem, a division of Denel Pty Ltd, a company established under the Laws of the Republic of South Africa. Under these agreements, we pay a per-vehicle royalty fee in exchange for the exclusive transfer to us of certain technology.

        The agreement with CSIR provides for the license, on an exclusive basis, by CSIR to us of certain technical, scientific and commercial intellectual property rights pertaining to the development of our Cougar and Buffalo vehicles. Under our agreement with CSIR, we pay CSIR a fee for each vehicle sold and/or manufactured by us using the licensed intellectual property during the term of the agreement, including vehicles manufactured by our subcontractors. We are not obligated to pay a fee in respect of our Cheetah vehicle, and the manufacture of the Cheetah vehicles is not dependent upon the technology granted to us under the agreement. The initial term of the agreement was March 8, 2002 through March 7, 2007, and the term of the renewed agreement is March 8, 2007 through March 7, 2012. We have no right to extend the agreement after March 2012 and, if the agreement expires without renewal, after such date CSIR may grant a license to the licensed intellectual property to other parties. However, even upon expiration of the agreement we will have the ability to manufacture and deliver the Cougar and Buffalo vehicles.

        The agreement with Mechem provides for the provision, on an exclusive basis, by Mechem to us of certain technical, scientific and commercial intellectual property rights pertaining to the development of our Cougar and Buffalo vehicles. Under our agreement with Mechem, we pay Mechem a fee for each vehicle sold and/or manufactured by us using the licensed intellectual property during the term of the agreement, including vehicles manufactured by our subcontractors. We are not obligated to pay a fee with respect to our Cheetah vehicle, and the manufacture of the Cheetah vehicle is not dependent upon the technology granted to us under the agreement with Mechem. Our original agreement with Mechem was effective October 15, 2001 and expired October 15, 2006. Our current agreement with Mechem, which we entered into on September 13, 2006, expires on September 12, 2011. We have no right to extend the agreement after September 2011 and, if the agreement expires without renewal, after such date Mechem may license the licensed intellectual property to other parties. However, even

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Other Current Liabilities (Continued)

upon expiration of the agreement, we will have the ability to manufacture and deliver the Cougar and Buffalo vehicles.

Liquidated Damages Settlement

        On December 20, 2006, we completed a private placement of 13 million shares of our common stock to institutional investors at $11.75 per share, resulting in gross proceeds of $152.8 million. The proceeds, net of commissions, were $146.6 million. Per the Securities Purchase Agreement, we agreed to file a registration statement to register all 13 million shares of common stock for resale and distribution under the Securities Act of 1933, as amended, within 30 calendar days thereafter (January 19, 2007) and cause the registration statement to be declared effective by the SEC no later than 120 calendar days thereafter (April 19, 2007). If the registration statement registering these shares was not declared effective on or before the applicable date, then we were required to deliver to each purchaser, as liquidated damages, an amount equal to one and one third percent (1 1/3%) for each 30 days (or such lesser pro-rata amount for any period of less than 30 days) of the total purchase price of the securities purchased and still held by such purchaser pursuant to the Securities Purchase Agreement on the first day of each 30 day or shorter period for which liquidated damages were calculable. The registration statement for the shares issued became effective July 26, 2007. On October 15, 2007, we filed a prospectus supplement with respect to the registration statement. Liquidated damage expense for the year ended December 31, 2007 was $7.2 million and is included in General and administrative expenses in the accompanying consolidated statements of operations.

7. Advance Payments on Contracts

        Advance payments on contracts consist of the following (in thousands):

	As of December 31,
	2007	2006
Mine Resistant Ambush Protected ("MRAP") program	$53,767	$—
Iraq Light Armored Vehicles ("ILAV")	2,785	4,260
Mastiff Protected Patrol Vehicles ("Mastiff")	—	7,488
Other	—	1,076

Advance payments on contracts	$56,552	$12,824

8. Other Long-term Liabilities

        Other long-term liabilities consist of the follow items.

	As of December 31,
	2007	2006
Non-compete agreement	$417	$—
Equipment note payable	71	240

	488	240
Less: Current portion (included in Other current liabilities)	(193)	(72)

Other long-term liabilities	$295	$168

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8. Other Long-term Liabilities (Continued)

        As discussed above in Note 4, Property and Equipment, we purchased the research and developmental testing facility of NEWTEC Services Group, Inc., located near Edgefield, South Carolina, for $5,500,000 (5,050,000 in cash and $450,000 note payable). We discounted the note using an implied interest rate of 7.25%. The note is payable in annual of installments of $150,000 on January 1, 2008, 2009, and 2010.

        In October 2006, we acquired capital equipment valued at $234,875 using a note with implied interest of 11.25% from the supplier with a repayment based on usage of materials used with the equipment. It is expected that based on usage estimates the note payments in 2008 and 2009 will be $92,608 and $13,838, respectively.

        In April 2007, we acquired capital equipment valued at $52,893 at an interest rate of 8.15% from the supplier with repayments based on a 36-month term.

9. Shareholders' Equity

Authorization of Shares

        We have the authority to issue 310 million shares, in aggregate, consisting of 300 million shares of common stock and 10 million shares of preferred stock, of which 1,600 have been designated "Series A," 25 of which have been designated as "Series B," 150 of which have been designated as "Series C" and 20,000 of which have been designated as "Series D." By shareholder's resolution effective January 1, 2005, all classes of stock were declared to have a par value of $0.001 per share. As of December 31, 2007, we had no shares of preferred stock outstanding.

Preferred Stock

        Our preferred stock has the following characteristics:

  Dividends

        Each holder of preferred stock shall be entitled to receive dividends in cash, stock or otherwise, if, when and as declared by our board of directors, with the exception of the preferred stock designated as Series A, which shall not be entitled to receive dividends. However, we will not declare or pay a dividend to common shareholders without first declaring and paying a dividend to the preferred shareholders. Each share of Series D 6% convertible preferred stock is specifically entitled to 6% cumulative dividends, payable semi-annually in cash or common stock.

  Liquidation

        In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company, the assets of the Company available for distribution to its shareholders shall be distributed as follows:

  •
  Series A Preferred Stock shall rank senior to Series B Preferred Stock, Series C Preferred Stock, Series D 6% convertible preferred stock and common stock;

  •
  Series B Preferred Stock shall rank junior to Series A Preferred Stock, senior to Series C Preferred Stock, Series D 6% convertible preferred stock and common stock;

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. Shareholders' Equity (Continued)

  •
  Series C Preferred Stock shall rank junior to Series A Preferred Stock and Series B Preferred Stock and senior to Series D 6% convertible preferred stock and common stock;

  •
  Series D 6% convertible preferred stock shall rank junior to Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and senior to common stock; and

  •
  Common stock shall rank junior to Series A, B, C, and D 6% convertible preferred stock.

        Additionally, upon a liquidation event, holders of Series A Preferred Stock will receive $1,000 per share of Series A Preferred Stock. Holders of Series B Preferred Stock will receive the greater of $2,500 or the pro-rata share of the Company's remaining net assets to be distributed, after rank considerations. Holders of Series C Preferred Stock will receive a 150% return on the face value of the share of Series C Preferred Stock, or $1,500, after rank considerations. In any event whereby the preceding distributions are unable to be met, the rank considerations outlined above shall be considered and the distribution of our net assets shall be determined according to rank and on a pro-rata basis.

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

        In connection with the private placement sale of our common stock on January 19, 2005, Force Protection and the holders of Series B and Series C Preferred Stock agreed to convert all shares of the Series B and Series C Preferred Stock outstanding to shares of our common stock. As a result, all shares of Series B and Series C Preferred Stock were converted into common stock effective January 19, 2005. The Series D 6% convertible preferred stock issued in connection with the January 19, 2005 private placement remained outstanding following the conversion of the Series B and Series C Preferred Stock. All outstanding shares of the Series D 6% convertible preferred stock were converted in full in 2006, and no shares of the Series D 6% convertible preferred stock were outstanding as of December 31, 2006. We had classified our Series D 6% convertible preferred stock as Mezzanine Equity.

        On January 18, 2005, our board of directors, acting pursuant to a resolution of our shareholders, approved a reverse split of our common stock whereby each 12 shares of common stock outstanding on the date of record, February 4, 2005, would be exchanged for 1 new share of common stock. All references to common stock refer to post reverse split shares.

Preferred Stock Transactions

        During the year ended December 31, 2006, 13,004 shares of Series D 6% convertible preferred stock were voluntarily converted to 6,192,628 shares of common stock. The fully accreted conversion value of these shares of common stock at the time converted was $9.2 million.

        During the three-month period ended September 30, 2006, 8,351 shares of common stock were issued in lieu of cash dividends for the holders of Series D 6% convertible preferred stock. The shares

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. Shareholders' Equity (Continued)

issued were valued at $46,448 which was 85% of the average of the lowest market value for three of the prior 10 trading days.

        During the three-month period ended June 30, 2006, 586 shares of common stock were issued in lieu of cash dividends for the holders of Series D Preferred Stock. The shares issued were valued at $2,377 which was 85% of the average of the lowest market value for three of the prior 10 trading days.

        On May 23, 2005, 2,796 shares of the Series D 6% convertible preferred stock were voluntarily converted into 1,331,429 shares of common stock. The conversion value of these shares of common stock at the time of conversion was $1.4 million.

        We issued 14,803,750 shares of unregistered common stock resulting for the mandatory conversion on February 8, 2005 of all the outstanding shares of our Series B Preferred Stock. At the time of conversion, the conversion rate for the Series B Preferred Stock was 2% of fully diluted common stock. The beneficial conversion feature related to the Series B Preferred Stock in the amount of $19.1 million was relieved in full on February 8, 2005.

        On January 19, 2005, we issued 15,800 shares of our Series D 6% convertible preferred stock for net cash of $15.3 million. The issuance of our Series D 6% convertible preferred stock was recorded at $7.3 million which is the net value of the cash received of $15.3 million less the fair value of the associated warrants of $8.0 million. We had classified the Series D 6% convertible preferred stock as mezzanine equity.

Common Stock Transactions

For the year ended December 31, 2007

        During the year ended December 31, 2007, employees exercised stock options to purchase 1,411,133 shares of our common stock valued at $1.4 million. We also issued 4,348 shares of our common stock related to 2006 employee stock option exercises that were identified as shares to be issued in shareholders' equity as of December 31, 2006.

        We cancelled 27,700 shares relating to the December 2006 Private Investment in Public Equity ("PIPE") offering.

        We issued 26,789 shares of common stock to members of the board of directors as 2006 compensation, which were indentified as shares to be issued in shareholders' equity as of December 31, 2006.

        We issued 50,000 shares of common stock granted in June 2006 to an employee which vested and were issued on January 1, 2007.

For the year ended December 31, 2006

        During the year ended December 31, 2006, employees exercised stock options to purchase 5,348 shares of the Company's common stock valued at $6,001. A total of 4,348 shares of our common stock were indentified as shares to be issued in the shareholders' equity as of December 31, 2006 related to employee exercised stock options.

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. Shareholders' Equity (Continued)

        On December 20, 2006, we closed a private placement sale and issued 13,000,000 shares of common stock to investors for gross proceeds of $152.8 million. Net proceeds received after expenses were $146.6 million.

        On July 24, 2006, we closed a private placement sale and issued 8,250,000 shares of common stock to investors for gross proceeds of $41.3 million. Net proceeds received after expenses were $39.2 million.

        The following issuances of our common stock during 2006 were valued by us using our closing bid price of our common stock as quoted on the OTC Bulletin Board market as of the date of the associated contract or the issuance date if no contract existed:

  •
  On August 8, 2006, we agreed to issue 30,000 shares of common stock under a settlement agreement with Atlantis Partners, Inc. The shares issued were valued at $187,500.

  •
  On June 2, 2006, we granted and issued 12,500 shares of our unregistered common stock to a member of our board of directors, valued at $40,500 as compensation due under a previous employment contract with us. During 2006, we granted and issued 165,202 shares of our unregistered common stock valued at $405,786 under various employment agreements. Included within these issuances were common stock issuances related to certain employee agreements which were modified during 2006. A total of 233,418 shares of common stock were rescinded as a result of the modifications to employee agreements. These transactions resulted in a reduction of the total stock-based compensation for 2006 of $224,688.

  •
  On April 21, 2006, the board of directors adopted a resolution approving payment of annual compensation to each member of our board of directors. Each member was to receive annual cash compensation of $24,000. In addition, each member received a guarantee of an annual grant of 15,353 shares of our unregistered common stock. The shares of our unregistered common stock are required to be held until the individual's service as a member of our board of directors is complete. We awarded 96,149 and issued 69,360 shares of our common stock to the members of our board of directors in 2006. A total of 26,789 shares of our common stock were included in shares to be issued in the shareholders' equity as of December 31, 2006 relating to this award. The value for the 96,149 shares of common stock awarded to the members of the board of directors was recorded as stock based compensation of $445,990.

  •
  Effective January 1, 2006, our board of directors granted our then chief executive officer 300,000 shares of our unregistered common stock valued at $216,000. The shares were fully vested upon issuance.

        During 2006, warrants associated with Series D 6% convertible preferred stock were exercised and we issued 2,633,333 shares of common stock for gross proceeds of $9.9 million. In addition, various warrants were exercised and we issued 218,807 shares of common stock for gross proceeds of $499,573.

        As of December 31, 2006, all warrants were exercised or expired. No warrants remained outstanding as of December 31, 2006.

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. Shareholders' Equity (Continued)

For the year ended December 31, 2005

        In January 2005, we issued a total 188,400 shares of our common stock at an average price of $2.76 per share, generating $520,069 in net proceeds pursuant to the Investment Agreement between the Company and Dutchess Private Equities Fund, L.P., dated January 26, 2004.

        The following issuances of our common stock during 2005 were valued by us using our closing bid price of our common stock as quoted on the OTC Bulletin Board market as of the date of the associated contract or the issuance date if no contract existed:

  •
  We issued 41,666 shares of our common stock valued at $112,499 to a member of the board of directors, for services rendered to Force Protection and was recognized as compensation expense in the accompanying consolidated statement of operations for the year ended December 31, 2005.

  •
  We issued 9,950 shares of our common stock valued at $12,910, to our former President, for services rendered to Force Protection and was recognized as compensation expense in the accompanying consolidated statement of operations for the year ended December 31, 2005.

  •
  We issued 53,467 shares of our common stock pursuant to the terms of our agreement with certain third parties and were valued at $144,895, which was recognized as a settlement expense in the accompanying consolidated statement of operations for the year ended December 31, 2005.

  •
  We issued 14,876 shares of our common stock pursuant to the terms of our agreement with GC Financial Services, Inc. which were valued at $20,641, which was recognized as Interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2005.

  •
  A former chief executive officer, agreed to rescind 83,333 shares of common stock issued in 2004 valued at $209,999.

        We issued a total of 114,376 shares of common stock for net proceeds of $211,629 in connection with the exercise of warrants issued through a PIPE offering completed on April 10, 2002.

        We issued a warrant to purchase 65,833 shares of our common stock on January 19, 2005 to HPC Company. The warrant was valued at $200,071 using Black-Scholes. We recorded a reduction of shareholders' equity associated with services provided as a placement agent for the Company's Series D 6% convertible preferred stock offering, which closed on January 19, 2005.

        We issued warrants to purchase 75,000 shares of our common stock that can be exercised for $3.75 per share in a settlement agreement with H.C. Wainwright & Co. The value as determined by Black-Scholes was expensed as settlement expense in the amount of $158,071. We also issued a warrant to purchase 41,667 shares of our common stock that can be exercised for $3.96 per share in a settlement agreement with Westor Online. The value as determined by Black-Scholes was expensed as settlement expense in the amount of $72,354. The warrants were exercised in 2006.

        Outstanding warrants to purchase 2,143,085 shares of common stock expired or were cancelled during the year ended December 31, 2005. The warrant valuation of $2.3 million was added to Additional paid-in capital during the year ended December 31, 2005.

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation

  Stock Options

        On July 1, 2005, we adopted FASB Statement No. 123(R) using the modified prospective method. The modified prospective method requires companies to record compensation cost beginning with the effective date based on the requirements of FASB Statement No. 123(R) for all share-based payments granted after the effective date. All awards granted to employees prior to the effective date of FASB Statement No. 123(R) that remain unvested at the adoption date will continue to be expensed over the remaining service period. The cumulative effect of the accounting change, net of tax, as of July 1, 2005 was approximately $39,128, and was not considered material as to require presentation as a cumulative effect of accounting change in the accompanying consolidated statements of operations. Accordingly, the expense recognized as a result of adopting FASB Statement No. 123(R) was included in General and administrative expenses in our consolidated statement of operations for the year ended December 31, 2005.

        We did not grant stock options during the year ended December 31, 2007. We used the Black-Scholes valuation model to determine the fair value options granted during the years ended December 31, 2006, and 2005. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility. Because our trading history is shorter than the expected life of the options, we used historical stock price volatility data from comparable companies to supplement our own historical volatility to determine expected volatility assumptions. We do not pay a dividend, and we do not include a dividend payment as part of our pricing model. Risk-free interest rates are based on U.S. Treasury Strip yields, compounded daily, consistent with the expected lives of the options. Because we do not have a sufficient history of option exercise or cancellation, we estimated the expected life of the options to be two years, which for a majority of the options was the midway point. Under the Black-Scholes option-pricing model, the weighted-average fair value per share of employee stock options granted during the years ended December 31, 2006 and 2005 was $0.03, and Nil, respectively

        The fair value of our options was estimated using the following assumptions:

	For the year ended December 31,
	2007	2006	2005
Expected volatility	—	45.82% - 70.31%	48.61%
Risk-free interest rate	—	4.40% - 4.97%	3.42%
Expected forfeiture rate	—	5.00%	5.00%
Dividend yield	—	—%	—%
Stock price on date of grants	—	$0.77 - $7.48	$1.50
Expected option terms (in years)	—	2	2
Expected duration from grant to expiration (in years)	—	4 and 5	5
Option vesting term (in years)	—	1-day - 14 months	1

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation (Continued)

        The following summarizes stock option activity for the years ended December 31:

	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	1,959,665	$2.63	456,666	$1.50	—	$—
Granted	—		1,508,347	2.97	456,666	1.50
Exercised	(1,411,133)	0.95	(5,348)	1.40	—	—
Forfeited/expired	—		—	—	—	—

Options outstanding at end of year	548,532	$6.96	1,959,665	$2.63	456,666	$1.50

Options exercisable at end of year	548,532	$6.96	1,509,018	$1.28	325,296	$1.50

Options available for grant at end of year(a)	—	—	—	—	—	—

(a)
Force Protection did not have a formal stock option plan as of December 31, 2007, 2006, or 2005.

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2007.

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50 - $7.48	548,532	2.89	$6.96	548,532	$6.96

  Stock Grants

        The following table summarizes supplemental information about non-vested stock grants activity for the year ended December 31, 2007 and 2006. We did not have stock grant activity for the year ended December 31, 2005.

	Number of Shares	Weighted average per share grant price
Outstanding as of December 31, 2005	—	—
Shares granted	191,026	$5.48
Shares vested	—	—

Outstanding as of December 31, 2006	191,026	$5.48
Shares granted	—	—
Shares vested	(70,513)	$5.48

Outstanding as of December 31, 2007	120,513	$5.68

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation (Continued)

  Stock-based compensation

        Stock-based compensation includes the expense associated with both stock options granted to employees and stock grants issued to employees and is recognized in General and administrative expenses in the consolidated statement of operations as follows (in thousands):

	For the year ended December 31,
	2007	2006	2005
Stock options	$2,142	$701	$93
Stock grants	369	550	—

Total stock based compensation	$2,511	$1,251	$93

11. Income Taxes

        Force Protection is subject to U.S. federal, state, and local income taxes. Income (loss) before income tax (expense) benefit is as follows (in thousands):

	For the year ended December 31,
	2007	2006	2005
Income (loss) before income tax (expense) benefit	$9,373	$5,870	$(14,405)

        The significant components of the provision for income tax (expense) benefit are as follows (in thousands):

	For the year ended December 31,
	2007	2006	2005
Current:
Federal	$(5,105)	$—	$—
State and local	(315)	—	—

Total current expense	(5,420)	—	—

Deferred:
Federal	3,738	10,715	—
State and local	(39)	1,612	—

Total deferred benefit	3,699	12,327	—

Income tax (expense) benefit	$(1,721)	$12,327	$—

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

        A reconciliation of the statutory federal income tax expense rate to the actual income tax expense rate is as follows:

	For the year ended December 31,
	2007	2006	2005
Tax (expense) benefit at statutory rate	(35.00)%	(35.00)%	35.00%
(Increase) decrease in tax rate resulting from:
State income taxes, net of federal tax benefit	(4.70)%	(3.25)%	3.25%
(Increase) decrease in valuation allowance	—	248.23%	(38.25)%
Reversal of other tax accruals no longer required	8.21%	—	—
Research and development credit	11.63%	—	—
Other	2.55%	—	—
Nondeductible items	(1.05)%	—	—

Income tax (expense) benefit	(18.36)%	209.98%	—%

        The effective tax rate is the provision for income taxes as a percent of income before income taxes. The 2007 effective rate is lower than the expected federal statutory rate of 35% primarily due to the state income taxes, reversal of other tax accruals no longer required, research and development credits, and certain nondeductible items at the statutory rate. The 2006 and 2005 effective rate is lower than the expected federal statutory rate of 35% primarily due to the change in the valuation allowance in those years.

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

        Deferred income taxes recognize the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss ("NOL") carryforwards. The significant components of Force Protection's deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2007	2006
Deferred income tax assets:
Net operating loss carryforward	$1,639	$6,560
Inventories	8,068	2,545
Allowance for doubtful accounts	120	328
Future benefit of offset of alternative minimum tax	—	289
Warranty reserves	1,379	2,477
Loss on firm purchase commitments	2,192	—
Litigation reserve	1,175	—
Depreciation and amortization	52	—
Stock-based compensation	1,128	285
Employee compensation accruals	160	58
Other	113	52

Net deferred income tax assets	16,026	12,594

Deferred income tax liabilities:
Depreciation and amortization	—	(267)

Total deferred income tax liabilities	—	(267)

Net deferred income tax assets	16,026	12,327
Less current deferred tax assets	14,530	9,563

Noncurrent deferred tax assets	$1,496	$2,764

        FASB Statement No. 109 requires that we reduce our deferred income tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. We removed our valuation allowance against our previously recognized deferred tax assets as of December 31, 2006 because we expected at that time to realize future earnings to be offset by future tax benefits.

        As of December 31, 2007, we had unused federal net operating loss carryforwards of approximately $4.4 million. Such losses expire in various amounts at varying times through December 31, 2025. However, in accordance with Internal Revenue Code Section 382, some of NOL carryforwards are subject to limitations. These NOL carryforwards result in a deferred tax asset of approximately $1.6 million as of December 31, 2007.

        As a result of the adoption of FASB Statement No. 123(R), our deferred tax assets at December 31, 2007 and 2006 do not include excess tax benefits from stock option exercises. Shareholders' equity will be increased if these excess tax benefits are ultimately realized.

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

        We adopted FASB Interpretation No. 48, on January 1, 2007. FASB Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FASB Statement No. 109 does not prescribe a recognition threshold or measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. FASB Interpretation No. 48 clarifies the application of FASB Statement No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in a company's financial statements. Additionally, FASB Interpretation No. 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

        Tax years ended December 31, 2002 through December 31, 2007 remain open and are subject to examination by the Internal Revenue Service. However, we believe that we have appropriate support for the income tax positions taken and to be taken on our income tax returns and that our income tax receivable and accruals for tax liabilities are adequate for all open years and based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter. Accordingly, we have not recognized a liability as a result of applying the guidance in FASB Interpretation No. 48.

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Earnings (Loss) Per Common Share

        The following table shows the information used in the calculation of basic and diluted earnings (loss) per common share (in thousands, except number of shares and per share amounts):

	For the year ended December 31,
	2007	2006	2005
Numerator—Basic:
Net income (loss)	$7,652	$18,197	$(14,405)
Less: Accretion of Series D 6% convertible preferred stock	—	(1,297)	(2,042)
Less: Preferred dividends	—	(326)	(778)

Income (loss) available for common shareholders—basic	$7,652	$16,574	$(17,225)

Numerator—Diluted:
Income (loss) available for common shareholders—basic	$7,652	$16,574	$(17,225)
Add: Accretion of Series D 6% convertible preferred stock	—	1,297	—
Add: Preferred dividends	—	326	—

Income (loss) available for common shareholders—diluted	$7,652	$18,197	$(17,225)

Denominator:
Weighted average common shares outstanding—basic	68,054,477	44,786,083	33,926,573
Add: Series D 6% convertible preferred stock	—	2,369,259	—
Add: Warrants	—	1,631,822	—
Add: Stock options	253,163	1,543,458	—
Add: Stock grants	96,302	97,844	—

Weighted average common shares outstanding—diluted	68,403,942	50,428,466	33,926,573

Basic earning (loss) per common share:
Income (loss) available for common shareholders—basic	$0.11	$0.37	$(0.51)

Diluted earning (loss) per common share:
Income (loss) available for common shareholders—diluted	$0.11	$0.36	$(0.51)

        The calculation of earnings (loss) per common share is based on the weighted-average number of our common shares outstanding during the applicable period. The calculation for diluted loss per common share recognizes the effect of all dilutive potential common shares that were outstanding during the respective periods, unless their impact would be anti-dilutive. We use the treasury stock method to calculate the dilutive effect of stock options and other common stock equivalents (potentially dilutive shares). Diluted earnings per common share recognizes the dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. These potentially dilutive shares include: (1) Series D 6% convertible preferred stock, (2) warrants, (3) stock options, and (4) stock grants. For the year ended December 31, 2005, we excluded 8,716,711 of common stock equivalents from the calculation of diluted loss per share because they were anti-dilutive.

13. Related Party Transactions

        Our former Chief Executive Officer, Mr. Gordon McGilton, was a principal of APT Leadership, a consulting firm we hired to provide various business consulting services, training seminars and certain

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

13. Related Party Transactions (Continued)

business software. APT Leadership billed Force Protection $0.5 million; $0.6 million; and $0.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. Mr. McGilton disclosed to the board of directors each year that he did not receive any dividends, distributions or other compensation from APT Leadership at any time while an employee of the Company. Further, Mr. McGilton disclosed that as of December 31, 2007 he transferred his interest in APT Leadership to the other owner for $1 in consideration. In addition, as part of the process to determine our income tax expense for the year ended December 31, 2007, we discovered in August 2008 that we did not withhold the proper amount of federal income taxes for Mr. McGilton in connection with his exercise of stock options in January 2007 and, as a result, Mr. McGilton owed us $315,085 as of December 31, 2007, which is included in Other current assets in the accompanying consolidated balance sheets. Mr. McGilton repaid this amount on September 11, 2008.

        On February 18, 2006, we entered into a Modification and Assignment Agreement with Longview Fund, LP and Longview Equity Fund, LP (collectively "Longview") pursuant to which we paid $1.3 million against the principal balance of the secured promissory notes ("Notes") and extended the maturity date of the Notes for an additional 60 days. In addition, we consented to the assignment of $2.5 million of the Notes to Fort Ashford Funds LLC ("Fort Ashford"). Mr. Frank Kavanaugh, a former director of Force Protection, is the principal owner of Fort Ashford and at such time was a substantial shareholder of our common stock. Mr. Kavanaugh's relationship to Fort Ashford Funds LLC was fully disclosed to us and Mr. Kavanaugh did not participate in the negotiations or decision process with respect to the Modification and Assignment Agreement. We paid $87,510 to Longview and $50,000 to Fort Ashford in cash as compensation for the extension of the maturity dates of the Notes.

        On April 20, 2006, we paid $1.0 million against the principal balance of the Notes and extended the maturity date on the Notes and the Note with Fort Ashford for an additional 60 days, through June 20, 2006. We paid $55,000 to Longview and $50,000 to Fort Ashford in cash as compensation for this extension.

        On June 20, 2006, we paid off the principal balance and all applicable accrued interest under the Notes. Additionally, we extended the maturity date of the Ashford Note for an additional 30 days, through July 20, 2006. We paid $50,000 to Fort Ashford in cash as compensation for the extension of the Ashford Note.

        On August 9, 2006, we paid off the principal balance of the Ashford Note, and all applicable accrued interest under the Ashford Note.

14. Commitments and Contingencies

Financing Commitments—Credit Facility

        On July 20, 2007, we entered into a revolving credit agreement with Wachovia Bank. Borrowings under the credit agreement bear interest at a floating rate per annum equal to the one-month London Interbank Offered Rate ("LIBOR") market index plus 2.0%. The original amount of the agreement was $50 million and all amounts payable under this credit agreement were originally due and payable on September 30, 2007. We have entered into several modification agreements with the lender to reduce the principal amount to $30 million and to extend the maturity of the credit agreement to October 31, 2008. Until October 31, 2008, we may borrow, repay, and re-borrow amounts under the

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. Commitments and Contingencies (Continued)

terms of the note as long as the total principal balance outstanding does not to exceed $30 million. Amounts payable under the credit agreement are secured by a pledge of all of our personal property and fixtures. As of December 31, 2007, no borrowings were outstanding under the credit agreement. There are no assurances that Wachovia will extend the terms of this financing agreement beyond October 31, 2008.

Legal Proceedings

        We are subject to various claims arising in the ordinary course of business, and are parties to various legal proceedings that constitute ordinary, routine litigation incidental to our business. The majority of these claims and proceedings relate to commercial, shareholder and employee matters. In our opinion, apart from the actions set forth below, the disposition of these proceedings and claims, after taking into account accruals recorded in our consolidated balance sheets and the availability and limits of our insurance coverage, will not have a material adverse effect on the business or our financial position, results of operations, or cash flows.

  Shareholder Class Action and Derivative Complaints

        On March 10, 2008, the first of ten related class action lawsuits was filed against us and certain of our former and current board members or officers in the United States District Court for the District of South Carolina Charleston Division on behalf of a proposed class of investors who purchased or otherwise acquired our securities during the period between August 14, 2006 and February 29, 2008. The complaints seek class certification, and the allegations include but are not limited to allegations that the defendants violated the Securities Exchange Act of 1934 and made false or misleading public statements and/or omissions concerning our business, internal controls, and financial results. The plaintiffs assert that as a result of the defendants' allegedly wrongful acts and omissions, members of the proposed class have suffered significant losses and damages. The individual class action lawsuits were consolidated on June 10, 2008 under caption 'In Re Force Protection, Inc. Securities Litigation, Action No. 2: 08-cv-845-CWH.' On June 20, 2008, a group of investors consisting of the Laborers' Annuity and Benefit System of Chicago, Gary Trautman, David J. Jagar, Bhadra Shah, Panteli Poulikakos, George Poulikakos, and Niki Poulikakos was appointed lead plaintiff.

        Between March 27, 2008 and May 28, 2008, various alleged shareholders filed derivative lawsuits against former and current officers or board members wherein the plaintiff shareholders are seeking damages for the Company. The Company has been named a nominal defendant in each derivative lawsuit. Four (4) derivative lawsuits are pending in the United States District Court for the District of South Carolina Charleston Division; two (2) derivative lawsuits are pending in Charleston, South Carolina Circuit Court; and one (1) derivative lawsuit is pending in Clark County, Nevada District Court. The plaintiff shareholders' allegations include and are not limited to allegations of breach of fiduciary duties, abuse of control, gross mismanagement, and waste of corporate assets, unjust enrichment in connection with the Company's public statements regarding its operations and financial results, internal controls, compensation of certain defendants, and alleged insider stock sales by certain defendants.

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. Commitments and Contingencies (Continued)

  Other disputes

        On August 21, 2007, we filed suit against Protected Vehicles, Inc. ("PVI") and Garth Barrett, Thomas Thebes, and Paul Palmer, three of PVI's employees (all of whom were former employees of Force Protection) in the United States District Court for the District of South Carolina. In the complaint, we allege that the named defendants used our confidential information and trade secrets to create a competing business. We seek injunctive relief, unspecified damages, attorneys' fees and costs. The defendants have answered our complaint and filed counterclaims against us. In their answers and counterclaims, the defendants allege, among other things, that we and several of our current and former officers and directors engaged in: certain transactions (including transactions with Force Protection) in which such officers and directors maintained a financial interest; backdating and certain other improper acts in connection with certain stock issuances; allegedly wrongful acts with respect to a procurement contract with a foreign government; and other transactions involving alleged self-dealing and engaged in certain allegedly retaliatory acts in connection with defendants' prior attempts to bring such activities to the attention of the Company's personnel or governmental agencies. Defendants seek unspecified monetary damages, attorneys' fees and costs. Defendants filed an amended counterclaim withdrawing three (3) of their causes of action, and have recently indicated they intend to file a second amended counterclaim. On January 18, 2008, the district court entered an order staying the litigation in light of an involuntary bankruptcy petition filed on January 15, 2008, in the United States Bankruptcy Court for the District of South Carolina with respect to PVI. On February 5, 2008, PVI filed a voluntary Chapter 7 petition. On March 28, 2008, the Chapter 7 proceeding was converted to a Chapter 11 proceeding. On June 20, 2008, the Bankruptcy Court remanded the litigation back to the District Court, and on September 3, 2008, the bulk of PVI's assets, including certain rights and liabilities with respect to our suit against it, were sold to a third party. On July 31, 2008, we settled our claim against Paul Palmer. Our claims against PVI and the third party (who we will be seeking to have joined in the suit) are currently set to be tried in early 2009; the counterclaims against us have not been set for trial.

        From February 2007 through April 2008, we received a total of 68 complaints from current and former employees filed with the United States Equal Employment Opportunity Commission alleging, among other things, race and/or gender discrimination. We have responded to the complaints as such responses have become due, and are investigating the allegations.

        We are subject to a number of claims relating to our common shares. In one, certain investors have issued to Force Protection a demand for 481,492 shares of our common stock in connection with the investors' conversion of their shares of our preferred stock and other damages relating to warrants the investors allege were granted but never distributed to them. In addition, on November 13, 2007, we were served with a lawsuit filed by former senior employee Murray Hammick against Force Protection Industries, Inc. and former Force Protection officers Gordon McGilton, Scott Ervin, and Frank Kavanaugh. The complaint, filed in the Charleston (South Carolina) County Court of Common Pleas, alleges, among other things, that Mr. Hammick is owed options to acquire approximately 83,000 shares of our common stock and certain back wages and sets forth claims for, inter alia, breach of contract, violation of the South Carolina Payment of Wages Act, retaliatory wrongful discharge, and defamation. We answered the complaint on January 25, 2008.

        During the period from August 1, 2007 to November 23, 2007, Force Protection Industries, Inc. entered into three IT hosting and consulting agreements. A series of disputes arose from these

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. Commitments and Contingencies (Continued)

contracts. Force Protection, Inc. has entered into settlement agreements for these claims totaling $2,275,362.

        In early November 2007, the Department of State, Directorate of Defense Trade Controls ("DDTC") advised us of a site visit planned for December 2007. In advance of that site visit, the DDTC requested, and we provided, certain documents and materials relating to our policies and procedures concerning company activity regulated by the International Traffic in Arms Regulations ("ITAR"). The site visit took place in mid-December 2007 and included a meeting with certain of our officers and interviews of certain of our employees involved with security, training, business development, human resources, information technology, empowered officials, engineering, contracts, manufacturing, program management, shipping, supply chain integrated logistics support and quality. Following the site visit, we received a letter from the DDTC regarding certain weaknesses it identified in our compliance program with respect to training, treatment of foreign visitors, overseas travel by personnel, export manuals, identifying data regarding ITAR hardware and services, and license tracking and requesting certain specific measures be undertaken. We are in the process of addressing those specific measures.

        In early December 2007, we submitted a voluntary disclosure to DDTC regarding the shipment of technical manuals, Cheetah spare parts, armored vest plates, parts not listed on our license and transfers of technical data to and by our vendors without proper authorization or identification of the appropriate exemption. On January 22, 2008, the DDTC requested additional information and documentation for each specific shipment of these items within sixty days. In addition, the DDTC directed us to undertake certain specific measures, including, but not limited to, that we hire a full time senior export control compliance officer, implement certain procedures, conduct comprehensive ITAR training, immediately conduct a comprehensive export compliance audit, and institute a plan to conduct periodic audits of the export compliance program. On February 11, 2008, we provided DDTC with the job description for the Director of Export Controls, draft Export Controls Manual, ITAR presentation provided in new orientation training and the attendance logs for annual ITAR training provided to executives and other employees having ITAR responsibilities. On March 11, 2008, we provided DDTC with our draft audit plan and on June 2, 2008, we provide the final audit report. On July 14, 2008, we provided DDTC with supplemental information to our previous voluntary disclosure and other information identified in the audit. We have developed and implemented an Export Control Policies and Procedures Manual and ITAR Product Classification Guide, established an Export Control Council, and revised our Technology Control Plan and Code of Conduct and Ethics. As a result of the export compliance audit, we have identified additional unauthorized transfers internally at our facility and in support of U.S. operations in Iraq and Afghanistan as well as issues associated with the execution of our licenses and agreements. We have reported these matters to DDTC.

        On February 8, 2008, a temporary independent contractor whose services we had terminated filed a complaint with the Occupational Safety and Health Administration ("OSHA") which alleges a violation under the employee protection provisions of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002, 18 U.S.C. §1514A. The former independent contractor alleges that we terminated his engagement in retaliation for his allegation of certain corporate governance, government contracting, accounting and other irregularities. On April 18, 2008, we responded to the allegations, and are awaiting a recommendation and report from the OSHA investigator. In August 2008 the claimant submitted a proposed amended complaint which seeks to add additional claims and the current and former chief executive officers as defendants.

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. Commitments and Contingencies (Continued)

        On August 15, 2008, we received a $1.1 million notice of claim of lien for the balance of tooling supplied by a vendor to our prime contractor on the Roxboro Facility. We have demanded that the prime contractor resolve this matter with its vendor and indemnify us for this claim of lien.

        Although we intend to defend ourselves in connection with the foregoing legal proceedings and claims, there can be no assurance that we will ultimately prevail in any of these matters. Moreover, the defense of these claims and proceedings may result in substantial legal expenses and diversion of our management, and any settlement or adverse judgment may require us to make substantial payments, any of which could have a material adverse effect on our business or financial position, results of operations, or cash flows.

        In addition, compliance with the directives of the DDTC discussed above may result in substantial expenses and diversion of management. Any failure to adequately address the directives of DDTC could result in civil fines and/or suspension or loss of our export privileges, any of which could have a material adverse effect on our business or financial position, results of operations, or cash flows.

        We are also a party to other litigation which we consider routine and incidental to our business. We may be involved from time to time in other litigation that could have a material effect on our operations or finances. Other than the litigation described above, we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business or financial position, results of operations, or cash flows.

15. Employee Benefits

  401(k) Plan

        We entered into a 401(k) / Profit Sharing Plan ("Plan") effective January 1, 2004. The Plan, which covered 255 and 143 participants at December 31, 2007 and 2006, respectively, is a defined contribution plan covering all of our full-time and certain part-time employees.

        Prior to October 1, 2005 employees were eligible to participate in the Plan after 90 days of employment and may join or elect deferral percentage or investment election changes on any business day, effective at the next payroll processing date. Effective October 1, 2005, the Plan was amended to permit employees to participate in the Plan effective with the first day of employment. The Plan is participant directed, and, therefore, participants are allowed to select the investment funds to which they wish to contribute. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA").

        Contributions:    Participants electing to make contributions to the Plan may contribute not less than 1% and no more than 50% of compensation. Contributions are limited in accordance with IRS regulations. Participants may allocate their contributions among the Plan's various funds.

        Prior to March of 2008, the plan did not include Company matching contributions. Effective March 10, 2008, the Plan was amended to include Company matching contributions. For employee contributions up to 6% of compensation, the Company will match 50%. The Plan also provides that the maximum discretionary contribution that may be made by the Company on behalf of any participant is 4% of compensation.

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. Employee Benefits (Continued)

         Participant Accounts:    Each participant's account is credited with the participant's contribution and an allocation of the Company contribution and plan earnings. Gains and losses resulting from market appreciation or depreciation, interest, and dividends are allocated on the basis of participants' account balances.

        Vesting:    Participants are immediately vested in their contributions and our contributions, as well as any investment earnings on these contributions.

  Gain Sharing Program

        The Gain Sharing Program was authorized by the board of directors on March 1, 2007 and provides for additional compensation that is paid quarterly in arrears to eligible employees for quarters in which we earn net income. Under the Gain Sharing Program, we distribute ten percent of each quarter's net income equally to all eligible employees. However, due to the restatement of our 2007 quarterly results we did not calculate or pay gain sharing for the fourth quarter of 2007 because our total net income for the year ended December 31, 2007 was less than the previously reported net income for the nine-month period ended September 30, 2007. We expensed and distributed $2.4 million under the Gain Sharing Program for the year ended December 31, 2007.

16. Summarized Quarterly Unaudited Financial Data

        On February 29, 2008, we concluded we needed to restate our previously issued consolidated financial statements for the third quarter of 2007 and delay the filing of our Annual Report on Form 10-K for the year ended December 31, 2007. On August 26, 2008, we concluded we needed to restate our previously issued consolidated financial statements for the first and second quarters of 2007. We have concluded that misstatements in those previously issued financial statements were significant enough to warrant the restatement of the first, second, and third quarters of 2007. The misstatements primarily related to the recognition of revenue and liabilities in the proper periods and the determination of deferred incomes taxes. In connection with the restatement, certain presentation reclassifications have been made to conform to the current period presentation.

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16. Summarized Quarterly Unaudited Financial Data (Continued)

        The following tables summarize the effects of the restatement and presentation reclassifications on our previously issued unaudited condensed consolidated financial statements:

Summary of increases (decreases) in Net income (unaudited)*

	March 31, 2007	June 30, 2007		September 30, 2007
(in thousands, except per share amounts)	Three months ended	Three months ended	Six months ended	Three months ended	Nine months ended
Net income, as previously reported	$2,513	$9,627	$12,105	$11,362	$23,517

Net adjustments
Revenue recognition	4,666	3,957	8,623	502	9,125
Liability recognition	(8,779)	(21,157)	(29,936)	(11,588)	(41,524)
Inventory burden calculation	769	2,849	3,618	(5,207)	(1,589)
Stock-based compensation	(947)	(61)	(1,008)	(61)	(1,069)
Income tax expense	1,908	5,238	7,146	7,407	14,553
Other	(610)	210	(365)	(3,214)	(3,629)

Effect of restatement adjustments	(2,993)	(8,964)	(11,922)	(12,161)	(24,133)

Net income (loss), restated	$(480)	$663	$183	$(799)	$(616)

Basic earning (loss) per common share:
Net income, as previously reported	$0.04	$0.14	$0.18	$0.17	$0.35

Net adjustments
Revenue recognition	0.07	0.06	0.13	0.01	0.14
Liability recognition	(0.14)	(0.31)	(0.45)	(0.17)	(0.62)
Inventory burden calculation	0.01	0.04	0.05	(0.08)	(0.03)
Stock-based compensation	(0.01)	Nil	(0.01)	Nil	(0.01)
Income tax expense	0.03	0.08	0.11	0.11	0.22
Other	(0.01)	Nil	(0.01)	(0.05)	(0.06)

Effect of restatement adjustments	(0.05)	(0.13)	(0.18)	(0.18)	(0.36)

Net income (loss), restated	$(0.01)	$0.01	$0.00	$(0.01)	$(0.01)

Diluted earning (loss) per common share:
Net income, as previously reported	$0.04	$0.14	$0.18	$0.16	$0.34

Net adjustments
Revenue recognition	0.07	0.06	0.13	0.01	0.14
Liability recognition	(0.14)	(0.31)	(0.45)	(0.16)	(0.61)
Inventory burden calculation	0.01	0.04	0.05	(0.08)	(0.03)
Stock based compensation	(0.01)	Nil	(0.01)	Nil	(0.01)
Income tax expense	0.03	0.08	0.11	0.11	0.22
Other	(0.01)	Nil	(0.01)	(0.05)	(0.06)

Effect of restatement adjustments	(0.05)	(0.13)	(0.18)	(0.17)	(0.35)

Net income (loss), restated	$(0.01)	$0.01	$0.00	$(0.01)	$(0.01)

*
The sum of net income, as previously reported, for the individual quarterly periods does not total to the year-to-date net income, as previously reported. Correcting adjustments are included in "Other" net adjustments above.

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16. Summarized Quarterly Unaudited Financial Data (Continued)

  Revenue recognition

        We did not recognize revenue in the appropriate quarters in 2007, including some instances when we recognized revenue when billable to the customer rather than at the earlier date when we earned the revenue. We also did not account for our advance payments on contracts in the appropriate quarters in 2007.

  Inventory burden calculation

        We did not properly measure our inventory for financial reporting purposes in accordance with GAAP. We inappropriately included costs that were not part of the production process and we omitted other costs because they were not properly classified in cost of sales.

  Liability recognition

        We did not recognize our accounts payable in the appropriate quarters in 2007. The impact was a charge to cost of sales because we take a physical inventory at the end of each quarter. In addition, we had overstated our warranty liability and understated our royalties payable.

  Stock-based compensation

        We did not properly apply the provisions of FASB Statement No. 123(R) related to determination of the volatility of the options granted in all quarters of 2007 and we did not properly consider the tax effect of options exercised in 2007 in our consolidated financial statements. We also did not appropriately withhold the appropriate payroll taxes for one employee's option exercise.

  Income tax (expense) benefit

        As a result of the adjustments, we had to revise our previously calculated Income tax (expense) benefit for each quarter in 2007. We used our annual effective rate of 18.4% (See Note 11, Income Taxes).

  Other

        We did not properly account for advances to a subcontractor, prepaid insurance or the acquisition and disposition of property and equipment in the appropriate quarter in 2007. In addition, we did not account for certain of operating lease costs on a straight-line basis in each of the quarters in 2007.

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16. Summarized Quarterly Unaudited Financial Data (Continued)

2007 Quarterly Condensed Consolidated Balance Sheets (unaudited)

	As of March 31, 2007		As of June 30, 2007		As of September 30, 2007
(in thousands)	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Assets
Current assets:
Cash and cash equivalents	$113,441	$113,441	$37,871	$37,874	$72,274	$72,274
Accounts receivable, net(a)	43,791	53,494	91,239	107,829	37,758	66,094
Inventories	97,923	98,218	148,366	143,309	182,473	167,153
Advances to subcontractor	—	—	—	—	16,277	20,740
Deferred income tax assets	7,762	12,693	8,850	12,373	7,473	12,759
Income tax receivable	—	—	—	75	—	225
Other current assets	2,574	2,653	1,723	9,977	—	15,040

Total current assets	265,491	280,499	288,049	311,437	316,255	354,285
Property and equipment, net	23,388	23,590	30,303	31,107	47,630	51,511
Intangible assets, net	1,962	1,882	1,836	1,706	1,582	1,531
Deferred income tax assets	2,764	2,764	—	2,764	60	2,764

Total assets	$293,605	$308,735	$320,188	$347,014	$365,527	$410,091

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$54,811	$62,538	$68,022	$99,536	$47,856	$103,144
Due to United States government(a)	—	7,007	—	11,213	—	15,751
Warranty reserve(b)	1,850	—	4,398	—	4,943	—
Deferred income tax liabilities	—	—	3,708	—	8,985	—
Other current liabilities(b)	—	13,634	—	9,910	—	12,040
Advance payments on contracts	5,173	3,376	5,872	2,800	52,303	55,937
Other accrued liabilities(b)	9,284	—	5,405	—	6,884	—
Current portion of long-term liabilities(b)	204	—	222	—	222	—

Total current liabilities	71,322	86,555	87,627	123,459	121,193	186,872
Other long-term liabilities	463	446	429	412	77	334
Long-term debt	—	—	—	—	268	—

	71,785	87,001	88,056	123,871	121,538	187,206

Shareholders' equity:
Common stock	68	68	68	68	68	68
Additional paid-in capital	250,705	255,397	251,332	256,143	251,813	256,684
Accumulated deficit	(28,953)	(33,731)	(19,268)	(33,068)	(7,892)	(33,867)

Total shareholders equity	221,820	221,734	232,132	223,143	243,989	222,885

Total liabilities and shareholders' equity	$293,605	$308,735	$320,188	$347,014	$365,527	$410,091

(a)
Adjustments related to the definitization process, which were previously reported as part of the allowance for doubtful accounts, have been reclassified to report them as a liability, Due to United States government.

(b)
Other accrued liabilities, warranty reserve, and current portion of long-term liabilities have been reclassified to Other current liabilities.

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16. Summarized Quarterly Unaudited Financial Data (Continued)

2007 Quarterly Condensed Consolidated Statements of Operations (unaudited)*

	March 31, 2007		June 30, 2007
	Three months ended		Three months ended		Six months ended
(in thousands)	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Net sales	$100,159	$104,825	$134,702	$138,659	$234,861	$243,484
Cost of sales	78,404	85,125	101,945	118,090	179,575	203,215

Gross profit	21,755	19,700	32,757	20,569	55,286	40,269
General and administrative	14,379	17,066	15,501	17,339	30,663	34,405
Research and development	4,842	5,001	3,306	3,503	8,148	8,504

Operating income (loss)	2,534	(2,367)	13,950	(273)	16,475	(2,640)
Other income, net	1,788	1,788	1,107	1,106	2,895	2,894
Interest expense	(9)	(9)	(44)	(22)	(79)	(31)

Income (loss) before income tax (expense) benefit	4,313	(588)	15,013	811	19,291	223
Income tax (expense) benefit	(1,800)	108	(5,386)	(148)	(7,186)	(40)

Net income (loss)	$2,513	$(480)	$9,627	$663	$12,105	$183

2007 Quarterly Condensed Consolidated Statements of Operations (unaudited)* (continued)

	September 30, 2007
					December 31, 2007
	Three months ended		Nine months ended
(in thousands)	As Previously Reported	As Restated	As Previously Reported	As Restated	Three months ended
Net sales	$206,291	$206,794	$441,152	$450,278	$440,394
Cost of sales	165,678	184,260	345,252	387,475	399,328

Gross profit	40,613	22,534	95,900	62,803	41,066
General and administrative	20,030	21,708	50,642	56,113	27,931
Research and development	2,526	2,344	10,674	10,848	3,204

Operating income (loss)	18,057	(1,518)	34,584	(4,158)	9,931
Other income, net	594	594	3,489	3,488	721
Interest expense	(62)	(55)	(142)	(86)	(523)

Income (loss) before income tax (expense) benefit	18,589	(979)	37,931	(756)	10,129
Income tax (expense) benefit	(7,227)	180	(14,414)	140	(1,861)

Net income (loss)	$11,362	$(799)	$23,517	$(616)	$8,268

*
The sum of certain amounts, as previously reported, for the individual quarterly periods do not total to the year-to-date amounts, as previously reported.

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16. Summarized Quarterly Unaudited Financial Data (Continued)

2007 Quarterly Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31, 2007		Six months ended June 30, 2007		Nine months ended September 30, 2007
(in thousands)	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Net cash used in operating activities	$(27,169)	($29,356)	$(94,622)	$(96,480)	$(40,903)	$(39,887)

Net cash from investing activities
Capital expenditures	(16,698)	(16,820)	(25,513)	(25,538)	(44,354)	(47,706)

Net cash used in investing activities	(16,698)	(16,820)	(25,513)	(25,538)	(44,354)	(47,706)

Cash flows from financing activities
Proceeds from the issuance of common stock	1,012	1,012	1,277	1,277	1,336	1,336
Income tax benefit realized from stock options exercised	—	2,276	—	2,276	—	2,276
Net increase (decrease) in other long-term liabilities	(23)	10	410	20	(124)	(64)

Net cash provided by financing activities	989	3,298	1,687	3,573	1,212	3,548

Increase (decrease) in cash and cash equivalents	(42,878)	(42,878)	(118,448)	(118,445)	(84,045)	(84,045)
Cash and cash equivalents at:
Beginning of year	156,319	156,319	156,319	156,319	156,319	156,319

End of year	$113,441	$113,441	$37,871	$37,874	$72,274	$72,274

        The following tables present selected operating results for the years ended December 31, 2007 and 2006 (in thousands, except per share amounts):

	For the year ended December 31, 2007
	First Quarter (Restated)	Second Quarter (Restated)	Third Quarter (Restated)	Fourth Quarter
Net sales	$104,825	$138,659	$206,794	$440,394
Gross profit	19,700	20,569	22,534	41,066
Net income (loss)	(480)	663	(799)	8,268
Earnings (loss) per share:
Basic	$(0.01)	$0.01	$(0.01)	$0.12
Diluted	$(0.01)	$0.01	$(0.01)	$0.12

	For the year ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$34,803	$56,075	$42,161	$62,979
Gross profit	6,638	10,157	7,918	12,310
Net income (loss)	(767)	973	603	17,389
Earnings (loss) per share:
Basic	$(0.04)	$0.01	$0.00	$0.40
Diluted	$(0.04)	$0.01	$0.00	$0.39

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms andaccumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

        Our new management, at the direction (and with the participation) of our new chief executive officer and interim chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of December 31, 2007. Based on that evaluation and the identification of material weaknesses in our internal control over financial reporting as described in this Item 9A below under the heading "Management's Report on Internal Control over Financial Reporting," our new management concluded that our disclosure controls and procedures were not effective as of December 31, 2007. Notwithstanding these material weaknesses, management has concluded that the consolidated financial statements included in this report present fairly, in all material respects, Force Protection's financial position and results of operations, and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles ("GAAP").

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting at Force Protection. Internal control over financial reporting is a process designed by or under the supervision of our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. A company's internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of our assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorizations of our management and board of directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

        Our new management assessed the effectiveness of Force Protection's internal control over financial reporting as of December 31, 2007. In making this assessment, our new management used the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

        In connection with the evaluation of our disclosure controls and procedures, our new management team attempted to identify any "material weakness" in our internal control environment. We defined "material weakness" as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We defined "significant deficiency" as a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

        As stated in the Notification of Late Filing on Form 12b-25 filed on March 3, 2008, as of December 31, 2007, we identified on a preliminary basis the following material weaknesses in internal control over financial reporting:

  •
  ineffective control over the financial statements closing process;

  •
  ineffective controls in accounting for inventory and the associated accounts payable expenses related to the receipt of inventory;

  •
  insufficient complement of personnel with an appropriate level of accounting knowledge, experience with the Company, and training in the application of GAAP; and

  •
  ineffective controls over the completeness and accuracy of deferred tax balances.

        At the conclusion of management's assessment, our new management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2007.

         Financial Statements Closing Process.    We lacked a sufficient complement of personnel with a level of financial reporting expertise commensurate with our financial reporting requirements, which resulted in our not maintaining effective controls over the financial statements closing and reporting process. Specifically, we lacked sufficient resources to perform properly the quarterly and year-end consolidated financial statement close processes, including the review of certain account reconciliations recognition of certain liabilities in the proper period and consolidated financial statement preparation and disclosures. We also did not maintain physical control over property and equipment. We also did not maintain sufficient written policies and procedures, and support, particularly with respect to the accounting for the reserve for excess and obsolete inventory and this deficiency resulted in material adjustments to our cost of goods sold for the year ended December 31, 2007. This control deficiency contributed to the material weaknesses discussed below and resulted in post-closing adjustments to the 2007 annual consolidated financial statements and restatement of our quarterly condensed consolidated financial statements for the periods ended March 31, 2007, June 30, 2007 and September 30, 2007.

         Accounting for Inventory and related accounts.    We did not maintain effective controls over the completeness, accuracy, valuation and existence of our inventory, accounts payable, and related cost of sales accounts. Specifically, our controls with respect to the accuracy of product costing, work order closeout, accounting for cost accumulation on long-term contracts and certain inventory management processes, including obsolete and slow-moving inventory identification, and net-realizable inventory valuation were not effective. Also, we did not maintain effective controls over the accurate and timely recording of inventory receipts and shipments, including the recognition of accounts payable. Furthermore, we did not maintain effective controls over the accuracy and completeness of perpetual counts of our inventory quantities. This control deficiency resulted in post-closing adjustments to the 2007 annual consolidated financial statements and restatement of our quarterly condensed consolidated financial statements for the periods ended March 31, 2007, June 30, 2007 and September 30, 2007.

         Accounting for revenue recognition.    We did not maintain effective controls over the completeness and accuracy of revenue, accounts receivable, and advance payments on contracts. Specifically, we failed to recognize revenue in the appropriate quarter and effective controls were not designed and in place to ensure that sales orders were complete, accurate and recorded on a timely basis. This control deficiency resulted in post-closing adjustments to the 2007 annual consolidated financial statements and restatement of our quarterly condensed consolidated financial statements for the periods ended March 31, 2007, June 30, 2007 and September 30, 2007.

         Accounting for income taxes.    We did not maintain effective controls over the completeness, accuracy, presentation and disclosure of our accounting for income taxes, including the determination of income tax expense, income taxes payable and deferred income tax assets and liabilities. This control deficiency resulted in post-closing adjustments to the 2007 annual consolidated financial statements.

         Inadequate monitoring of non-routine and non-systematic transactions.    We did not have effective controls in place to monitor and accurately record non-routine and non-systematic transactions. This primarily related to our accounting for inventory relating to terminating an agreement with a supplier. This control deficiency resulted in post-closing adjustments to the 2007 annual consolidated financial statements and restatement of our quarterly condensed consolidated financial statements for the periods ended March 31, 2007, June 30, 2007 and September 30, 2007.

         Information Technology Controls.    We did not maintain effective segregation of duties over automated and manual transaction processes. Specifically, we did not maintain effective controls over the granting, maintenance and monitoring of access to financial systems and data. Certain information technology and finance department personnel had unrestricted access to financial applications, programs and data beyond that needed to perform their individual job responsibilities and without any independent monitoring. This control deficiency affects substantially all financial statement accounts. This control deficiency did not result in adjustments to our consolidated financial statements.

        Based on such assessment and the criteria discussed above, our new management, including our chief executive officer and interim chief financial officer, concluded that our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) was not effective as of December 31, 2007 as a result of the aforementioned material weaknesses.

        Our independent registered public accounting firm, Grant Thornton LLP, has issued a report on our internal control over financial reporting as of December 31, 2007. That report appears on page 82 of this Annual Report on Form 10-K.

Remediation of Material Weaknesses

        We have engaged in, and are continuing to engage in, substantial efforts to improve our internal control over financial reporting and disclosure controls and procedures related to substantially all areas of our financial statements and disclosures. These efforts include the following:

         Efforts to strengthen accounting and finance department through additional professional staff.    We have hired a number of additional professional staff over the past several months with the skills and experience needed for a public company of our size and complexity, including an individual with expertise in and responsibility for government contract compliance. We will continue to seek to strengthen our accounting and finance department and strive to appropriately balance the allocation of full-time staff and consultants. As previously announced, in the second quarter of 2008 we hired Charles Mathis as our new Executive Vice President of Finance. The development of adequate corporate level accounting and finance oversight is still ongoing. We are still recruiting accounting and finance personnel and do not yet have permanent resources in place sufficient to close our books without significant reliance on third-party contractors.

         Use of outside consultants and advisors.    While we ultimately intend to reduce our reliance on outside consultants, for the near term we have engaged additional outside consultants and advisors to assist management in oversight and preparation of our financial statements, periodic reports filed with the SEC and related matters. We are also using outside consultants to function as our internal audit department and overseeing our Section 404 evaluation of internal control over financial reporting, which will include evaluating and recommending improvements in the existing internal controls at both the corporate and business group level and establishing a mechanism to monitor the effectiveness of internal controls on an ongoing basis. As we strengthen our accounting and finance department, we intend to transition more of these functions to full-time staff.

         Increased communication internally and with outside advisors.    We have increased communication by and among senior management, external advisors and other third parties relevant to the disclosure process. Specifically, the chief executive officer meets daily with his management team to review operational developments. Our board of directors receives timely and regular updates on issues of importance. Our chief executive officer also regularly prepares a report to our board of directors highlighting operational and financial results which is also distributed to his executive team.

         Enhanced efforts to identify non-routine transactions.    We have initiated daily meetings with executive leadership to identify non-routine transactions and their related accounting treatment at an early stage. Certain expenditure transactions require approval of the interim chief financial officer. Additionally, we are in the process of assigning finance professionals within each of the operating departments.

         Disclosure controls and procedures improvements.    With respect to the preparation of periodic reports to be filed with the SEC, we have instituted formal meetings of key personnel involved in the process and developed detailed checklists and timetables with appropriate responsibilities and structural processes. In addition, we are utilizing a system of uniform document management (e.g., numbering, dating, and red-lining drafts) and improved coordination of the drafting process with respect to our earnings releases and periodic reports.

        Management will consider the design and operating effectiveness of these actions and will make additional changes it determines appropriate.

        The effectiveness of Force Protection's or any system of disclosure controls and procedures and internal control over financial reporting is subject to certain limitations, including the exercise of judgment in designing, implementing, and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, our disclosure controls and procedures and internal control over financial reporting may not prevent all errors or improper acts or ensure that all material information will be made known to appropriate management in a timely fashion.

Changes in Internal Control Over Financial Reporting

        Other than the changes described above in this Item 9A "Management's Report on Internal Control over Financial Reporting" there have not been any changes to our internal control over financial reporting during the fourth quarter of the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Conduct and Ethics

        Our board of directors has adopted a code of ethics ("Code of Conduct and Ethics") that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the Code of Conduct and Ethics is available on our website at www.forceprotection.net, under "Investor Relations". A copy of the Code of Conduct and Ethics may also be obtained free of charge from us upon a request directed to the Corporate Secretary of Force Protection, Inc., 9801 Highway 78, Building 1, Ladson, SC 29456. We intend to promptly disclose any substantive changes in or waivers, along with the reasons for the waivers, of the Code of Conduct and Ethics granted to our executive officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and our directors by posting such information on our website at www.forceprotection.net, under "Investor Relations".

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our directors and executive officers to file reports of holdings and transactions in common stock and related securities with the SEC. Based on our records and other information, we believe that in 2007 all of our directors and executive officers met all applicable Section 16(a) filing requirements except that, due to an administrative oversight, a Form 4 reflecting the exercise of options made by Gordon McGilton on January 13, 2007 and a Form 4 reflecting a grant of restricted shares by the Company to Raymond Pollard on May 1, 2007, were not timely filed. In addition, Form 4s reflecting a grant of shares to MGen. Jack A. Davis, Frank Kavanaugh, and LTG. Roger G. Thompson, Jr. in January 2007 were not timely filed.

Audit Committee

        The audit committee of our board of directors ("Audit Committee") is a separately designated standing committee of our board of directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange. The Audit Committee is comprised of Messrs. Day (Chairman) and Paxton, LTG. Thompson and MGen. Davis. The Audit Committee operates under a written charter adopted by our board of directors, a current copy of which is available on our website at www.forceprotection.net, under "Investor Relations, Board Committees". Our board of directors has determined that each of Generals Davis and Thompson and Messrs. Day and Paxton meets the independence requirements set forth in Rule 10A-3(b)(1) under the Exchange Act and the applicable rules of Nasdaq, that all of the Audit Committee members are "financially literate" and that Mr. Day qualifies as an "audit committee financial expert" as defined by Item 407(d)(5) of Regulation S-K. Pursuant to the regulations of the SEC, a person who is determined to be an "audit committee financial expert" will not be deemed an expert for any purpose, including, without limitation, for purposes of Section 11 of the Securities Act, as a result of being designated or identified as an "audit committee financial expert" pursuant to Item 407(d)(5) of Regulation S-K. Furthermore, the designation or identification of a person as an "audit committee financial expert" pursuant to Item 407(d)(5) of Regulation S-K does not impose on such person any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of the Audit Committee or our board of directors in the absence of such designation or identification. Moreover, the designation or identification of a person as an "audit committee financial expert" pursuant to Item 407(d)(5) of Regulation S-K does not affect the duties, obligations or liability of any other member of the Audit Committee or our board of directors.

        Information relating to our executive officers and directors is set forth in Part I of this Annual Report on Form 10-K, Item 1, Management.

ITEM 11.    EXECUTIVE COMPENSATION

Director Compensation

        The following table shows the compensation of the non-employee members of our board of directors for 2007.

Director Compensation

Name(1)	Fees Earned or Paid in Cash		Stock Awards(5)	All other Compensation(6)	Total
Davis	$66,000	(3)	$30,999	$1,340	$98,339
Day	$30,000	(4)	—	—	$30,000
Kavanaugh(2)	$36,000	(3)	$30,999	300	$67,299
Thompson	$66,000	(3)	$30,999	$1,340	$98,339

    (1)
    See "Executive Compensation" and "Summary Compensation Table" for information regarding compensation (including amounts received for service as a director) for Messrs. McGilton and Moody.

    (2)
    Mr. Kavanaugh resigned as Chairman and as a member of our board of directors on June 21, 2007.

    (3)
    Six thousand dollars ($6,000) of the annual retainer for the fourth quarter of 2006 was paid in the first quarter of 2007.

    (4)
    Mr. Day was appointed to our board of directors in September 2007 and received a pro-rata portion of the $60,000 annual retainer.

    (5)
    $30,999 in stock compensation was paid in the first quarter of 2007 for services rendered in 2006. The stock grants were valued at the amount recognized for financial statement reporting purposes for the fair value of the stock granted in accordance with FASB Statement No. 123(R).

    (6)
    Represents the amount paid pursuant to our Gain Sharing Program during 2007.

        In 2007, all members of our board of directors, including those who were employed by us, received an annual cash retainer of $60,000. Directors who only served a portion of 2007 were paid a pro rata share of the $60,000 retainer. Retainers were paid quarterly in advance within the first fifteen (15) days after the beginning of each quarter. Directors are reimbursed for out-of-pocket expenses incurred in performing their duties as directors. We cover directors under our overall directors and officers liability insurance policies.

        During a portion of 2007, the members of our board of directors also participated in our Gain Sharing Program, which provides that ten percent (10%) of our quarterly net income be distributed equally to all of our employees and directors. We do not offer a pension plan or other compensation to our non-employee directors.

        In the third fiscal quarter of 2007, the compensation committee of our board of directors ("Compensation Committee") eliminated the eligibility of independent directors to participate in the Gain Sharing Program, and in February 2008, the Compensation Committee eliminated the eligibility of any other director to participate in the Gain Sharing Program.

        In February 2008, the Compensation Committee engaged an external independent compensation consultant, Hewitt Associates LLC, to assist in a review and revision to our director compensation program. The independent compensation consultant provided benchmark director compensation data as compared to other companies of similar revenue size, market capitalization, and industry. Our board of directors, based on the recommendation of the Compensation Committee, approved a new director compensation program for 2008 comprised of (1) annual retainers for each member with separate retainers for each committee chairman and (2) meeting fees for board of directors and committee meetings. Likewise, our board of directors, upon the recommendation of the Compensation Committee, approved the adoption of the Force Protection, Inc. 2008 Stock Plan ("2008 Stock Plan") subject to shareholder approval.

Compensation Committee

        The Company has a Compensation Committee comprised of MGen. Davis (Chairman), LTG. Thompson and Mr. Paxton. The current members of the Compensation Committee are "independent directors" within the meaning of the Nasdaq rules, are "outside directors" within the meaning of Section 162(m) of the Internal Revenue Code and are "non-employee directors" within the meaning of Rule 16b-3 of the Exchange Act.

Compensation Committee and Board of Director Interlocks and Insider Participation

        None of our executive officers serves as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our board of directors or Compensation Committee. None of the current members of our Compensation Committee is now or has ever been an officer or employee of Force Protection or any subsidiary of Force Protection. See "Related Party Transactions" below for a discussion of the Company's transactions with related parties.

Compensation Committee Report

        The Compensation Committee has reviewed and discussed the following Compensation Discussion and Analysis section of this Annual Report on Form 10-K as required by Item 402(b) of Regulation S-K with management. Based on its review and discussions with management, the Compensation Committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee

MGen. Jack A. Davis (Chairman)
LTG. Roger G. Thompson, Jr.
John W. Paxton, Sr.

        The preceding Compensation Committee Report is provided only for the purpose of this Annual Report on Form 10-K. Pursuant to the regulations of the SEC, this Report is not "soliciting material," is not deemed filed with the SEC and is not to be incorporated, in whole or in part, in any other Company filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

 Compensation Discussion and Analysis

Overview of Program

        The compensation and benefits provided to our named executive officers for 2007 are set forth in detail in the Summary Compensation Table and other tables, and the accompanying footnotes and narrative material. This Compensation Discussion and Analysis explains the purposes of our executive compensation and benefits program and explains the material elements of the compensation awarded to each of our named executive officers. The discussion focuses primarily on the compensation awarded for the year ended December 31, 2007, but also addresses actions taken by the Compensation Committee during its review of the executive compensation program in early 2008. Our executive compensation and benefits program is designed and administered under the direction and control of the Compensation Committee. See "Compensation Committee" above.

2007 Compensation Program Objectives

        The Compensation Committee's objective is to maintain an executive compensation program that will attract, retain, motivate and reward highly qualified and talented executives that will enable us to perform better than our competitors.

        During 2007, our executive compensation decisions were based on providing fair and marketplace competitive base compensation. During 2007, the Compensation Committee approved our chief executive officer's base salary as the sole means of compensation. Further, the Company established designated classes of employees based on roles within the organization and determined each employee in the class to be at the same compensation level (including all executive officers). In 2007, we adopted a Gain Sharing Program that provides additional compensation that is paid quarterly in arrears to eligible employees for quarters in which we earn net income. Under the Gain Share Program we distributed ten percent (10%) of the net income equally to all eligible employees regardless of compensation level.

        No other bonuses or other long-term incentive compensation were paid or awarded to our named executive officers. We eliminated annual performance and merit reviews to focus all employee efforts on optimizing the organizational system as a whole. Our compensation philosophy was demonstrated by eliminating all incentive compensation, merit compensation and annual reviews, in lieu of delivering equal compensation for all employees by level, as a method to motivate employees to contribute to the success of the overall organizational system.

Components of Compensation

        During the year ended December 31, 2007, our executive compensation program consisted of the following components:

  •
  base salary;

  •
  standard health and welfare benefits;

  •
  401(k) retirement plan benefits (without a company match);

  •
  limited perquisites; and

  •
  pro rata sharing in the Gain Sharing Program.

Base Salary.

        We believe that an appropriate and competitive base salary (median to market) is a necessary element to attracting and retaining qualified executive officers. In determining base salary for the year ended December 31, 2007, the Compensation Committee sought to fairly compensate each executive and to provide each executive with a reasonable level of economic security. Base salary was not automatically adjusted annually and there was no annual cost-of-living adjustment made to salaries either for executive officers or any other employee.

Health and Welfare Benefits.

        For the year ended December 31, 2007, we provided medical, dental and vision coverage, life insurance, and disability (long- and short-term) insurance to executive officers under the same programs offered to all salaried employees. All participating employees pay a percentage of the cost of these programs.

401(k) Plan.

        For the year ended December 31, 2007, our executive officers participated in our 401(k) / Profit Sharing Plan ("401(k) Plan") on the same terms as provided to all of our salaried employees. The 401(k) Plan permits participants to make pre-tax salary contributions up to the maximum amount permitted under the Internal Revenue Code. We did not contribute any matched amount against the pre-tax salary contributions made by participants.

Limited Perquisites.

        For the year ended December 31, 2007, we provided limited perquisites to executive officers, without tax gross-ups. Two such perquisites are (1) provision of home security services for the named executive officers and (2) ability to participate in the Leadership Charitable Giving Program. The Leadership Charitable Giving Program provides for the ability of certain executive officers to support local community charitable organizations. See "Summary Compensation Table" for itemized disclosure of certain perquisites provided to the named executive officers.

Gain Sharing Program.

        For the fiscal year ended December 31, 2007, our Gain Sharing Program provided for ten percent (10%) of our quarterly net income to be distributed equally to all of our eligible employees and directors. See "Director Compensation" and "Summary Compensation Table" for amounts paid to our named executive officers and directors under the Gain Sharing Program for the fiscal year ended December 31, 2007. We did not calculate or pay gain sharing for the fourth quarter of 2007 because our total net income for the year ended December 31, 2007 was less than the previously reported net income for the nine-month period ended September 30, 2007.

        In the third fiscal quarter of 2007, the Compensation Committee eliminated the eligibility of independent directors to participate in the Gain Sharing Program, and in February 2008, the Compensation Committee eliminated the eligibility of all other directors to participate in the Gain Sharing Program. Additionally, in September 2008, the Compensation Committee decided that no executive officer who is eligible to participate in Short Term Incentive Plan will be eligible to participate in our Gain Sharing Program in 2008.

2007 Change in Control Arrangements

        To retain the senior leadership team and enable the management team to negotiate effectively for shareholders without concern for their own future in the event of any actual or threatened change in control of the Company, we adopted change in control severance protections for our chief executive officer and other executive officers, including named executive officers ("Covered Officers"). Covered Officers receive no payments or benefits under these arrangements unless their employment ends following a change in control. See "Potential Payments upon Termination or Change in Control" for a further discussion of these arrangements.

2007 and Prior Period Employment Agreements

Chief Executive Officer.

        On January 27, 2005, we entered into a standard employment offer letter agreement (an offer letter in the form as provided to all employees) with Gordon McGilton as Chief Executive Officer, effective January 1, 2005, providing for $15,000 a month in base salary with a bonus of $180,000 after twelve months paid either in cash or in common stock, the right to receive $15,000 per month in stock or cash equivalent and the right to participate in a Company qualified stock option plan.

        On January 13, 2006, our board of directors approved new compensation for Mr. McGilton, effective January 1, 2006, providing for cash compensation equal to $35,000 per month, relocation expenses of $30,000 upon separation from the Company for any reason, an equity grant of 300,000 shares of common stock, plus an option to purchase 1,000,000 shares of our unregistered common stock. On October 25, 2006, our board of directors approved new compensation for Mr. McGilton, effective January 1, 2007, providing for cash compensation equal to $40,000 per month and an additional option to purchase 500,000 shares of our unregistered common stock.

Chief Operating Officer.

        On April 11, 2006, we entered into a non-standard employment agreement with Raymond Pollard ("Pollard Employment Agreement") as Chief Operating Officer providing for an annual salary of $240,000, an equity grant equal to $40,000 on the first and second anniversary dates of employment, a one-time relocation payment of $30,000, the right to participate in our employee benefits and eligibility to participate in our Gain Sharing Program and stock incentive program. The Pollard Employment Agreement also provided for a salary guarantee equal to twenty-four months of salary such that if Mr. Pollard was terminated without cause during the first twenty-four months of employment, he would receive a one-time lump-sump severance payment equal to any remaining salary compensation. See "Separation Agreements" below for a description of the payments made to Mr. Pollard upon his termination of employment with the Company.

Chief Financial Officer.

        On January 18, 2007, we entered into an employment offer letter agreement with Michael S. Durski as Chief Financial Officer, providing for an annual salary of $180,000, paid-time off and paid holidays, participation in the 401(k) Plan, the right to participate in our employee benefits, and a one-time relocation benefit allowance of $35,000. See "Separation Agreements" below, for a description of the payments made to Mr. Durski upon his termination of employment with the Company.

General Counsel.

        On November 15, 2004, we entered into an employment agreement with R. Scott Ervin as General Counsel, providing for an annual salary of $118,000, the right to participate in our employee benefits, relocation expenses of $15,000, a performance bonus at the discretion of our board of directors, eligibility to participate in our stock incentive program and an equity grant of 500,000 common shares and four Series C Preferred shares. For a period of time, up and until the time of his departure, Mr. Ervin also served as our Acting Chief Financial Officer. See "Separation Agreements" below, for a description of the payments made to Mr. Ervin upon his termination of employment with the Company.

Co-General Counsel.

        On May 24, 2007, we entered into an employment offer letter with Denise Speaks as Co-General Counsel, providing for an annual salary of $250,000, the right to participate in our employee benefits, and relocation expenses of $35,000. See "Separation Agreements" below, for a description of the payments made to Ms. Speaks upon her termination of employment with the Company.

Actions Taken in 2008

        In early 2008, the Compensation Committee became concerned that our compensation program was not competitive with the marketplace and engaged an external, independent compensation consultant, Hewitt Associates LLC ("Hewitt") to assist in a thorough review of the program. As part of this review, the Compensation Committee determined that the executive compensation program was no longer aligned with the Compensation Committee's stated compensation philosophy, which is outlined below. See "Use of Compensation Consultants" below. Further, the Compensation Committee reviewed its processes and procedures for considering executive compensation. The Compensation Committee determined to re-state and modify certain core compensation program principles to realign them with our business operating and compensation philosophies:

  •
  Total compensation is to be competitive with the marketplace. To ensure that our executive compensation program is more competitive, we, with the assistance of management and Hewitt, measured certain key elements of executive compensation as against other companies of similar revenue size, market capitalization, and industry. For certain positions, Hewitt did not focus specifically on defense companies because we believe that the market for our executive talent is broader than the defense industry, but reviewed a peer group of defense contractors and general industry peers. For 2008, compensation for our executives is compared to the market 50th percentile to assess competitiveness.

  •
  Stock ownership is to be emphasized. One conclusion drawn from our review of the executive compensation program is that stock ownership by our executives is critical in order to align the interests of our executives with those of our shareholders. The Compensation Committee, with the assistance of Hewitt, has developed a long-term program designed to support stock ownership. Our board of directors, upon the recommendation of the Compensation Committee, approved the adoption of the Force Protection, Inc. 2008 Stock Plan ("2008 Stock Plan") subject to shareholder approval.

  •
  Adoption of a Short Term Incentive Plan. In February 2008, the Compensation Committee approved, for eligible executives, performance metrics and target levels for the 2008 Short Term Incentive Plan. See "Short Term Incentive Plan" below.

Use of Compensation Consultants.

        Hewitt reports directly to the Compensation Committee chairman, but may work with management as necessary in fulfilling its responsibilities to the Compensation Committee. The Compensation Committee may meet in executive session with the consultant and is free to speak directly with them. In 2008. Hewitt assisted the Compensation Committee and management with the following tasks:

  •
  Development of the compensation peer group;

  •
  Benchmarking of executive pay levels;

  •
  Benchmarking of outside director pay levels;

  •
  Review of severance and change in control arrangements;

  •
  Review of the proposed 2008 Stock Plan, including the modeling of the proposed share pool;

  •
  Review of the Compensation Discussion & Analysis section of this Annual Report on Form 10-K; and

  •
  Development of the total shareholder return performance graph.

Composition Peer Group.

        Two peer groups were used in assessing market pay levels, a defense industry group ("Defense Industry") that represents companies in a similar line of business, and a general industry group ("General Industry") to provide a broader measure of competitors for talent at Force Protection.

        The Defense Industry group was comprised of 20 companies in the Standard and Poor's Aerospace and Defense industry with revenues and market capitalization between $500 million and $3 billion. In addition, LMI Aerospace, Inc. and Ducommun, Inc. were included in the group even though they did not meet the above criteria because they are relevant peer companies. Median revenue and market capitalization for this group was $846 million and $1.4 billion, respectively.

        The General Industry group was comprised of 37 companies from Hewitt's total compensation measurement with revenue between $500 million and $1.7 billion. The median revenue for the General Industry group was $1.1 billion.

        In general, the pay levels for the two peer groups are similar.

        The following table contains the companies in the two peer groups.

Defense Industry Peer Group	General Industry Peer Group
AAR Corp.	Alpharma Inc.
Alion Science And Technology	Ameron International Corporation
Ceradyne Inc.	Belden Inc.
Cubic Inc.	Brady Corporation
Curtiss-Wright Corp.	Cabot Oil & Gas Corporation
DRS Technologies Inc.	Callaway Golf Company
Ducommun Inc.	Cimarex Energy Co.
Dyncorp International Inc.	Coca-Cola Bottling Co. Consolidated
EDO Corp.	Curtiss-Wright Corporation
Esterline Technologies Corp.	Donaldson Company, Inc.
Gencorp Inc.	Edwards Lifesciences LLC
Heico Corp.	Federal Signal
Hexcel Corp.	Fossil, Inc.
LMI Aerospace Inc.	Fraser Papers Inc.
Moog Inc.	Graco Inc.
Orbital Sciences Corp.	H.B. Fuller Company
Teledyne Technologies Inc.	Innophos, Inc.
TransDigm Group Inc.	Kaman Corporation
Triumph Group Inc.	Kennametal Inc.
United Industrial Corp.	Kinetic Concepts Inc.
Milacron Inc.
Mine Safety Appliances Co.
Neenah Paper, Inc.
Newfield Exploration Company
OMNOVA Solutions Inc.
Pioneer Natural Resources Company
Playtex Products, Inc.
Polaris Industries Inc.
Rayonier Inc.
Revlon Inc.
Sensient Technologies Inc.
TriMass Corporation
Valeant Pharmaceuticals International
Valmont Industries, Inc.
Walter Industries, Inc.
Waters Corporation
Woodward Governor Company

Executive Pay Benchmarking.

        At the Compensation Committee's request, Hewitt evaluated the Company's compensation programs and made recommendations to better align the Company's compensation programs with the organization's compensation philosophy and business strategies. After conducting its review of our compensation program, Hewitt concluded that our executive compensation program was not competitive in several different areas:

  •
  Base salary levels are significantly below market median levels;

  •
  Total cash compensation levels are also significantly below market due to the lack of an annual incentive plan; and

  •
  The lack of an annual long-term incentive plan results in total compensation being significantly below market, at least 65% below each position's market medians.

Based on these findings, Hewitt recommended that our Compensation Committee consider realigning our executive compensation program as follows:

  •
  Adjust base salary levels to the median of the peer groups;

  •
  Introduce an annual short-term incentive plan that provides a link between pay and key performance metrics and performance levels selected by management and approved by the committee. Target opportunities under the plan should approximate the median target opportunity of the peer groups; and

  •
  Introduce an annual long-term incentive plan to provide a link between the executive's wealth accumulation and the long-term performance of the Company. Awards under the plan should approximate the median of the peer group in connection with the revised base salaries and the short-term incentive plan; the long-term incentive plan should result in a target total compensation at the median of the peer group.

Based on Hewitt's recommendations, the Compensation Committee took several steps following the end of 2007 to make our executive compensation program more competitive and more aligned with shareholders' interests.

        Other than the services described above, Hewitt does not provide any services to the Company or the Compensation Committee and all work requested to be performed by Hewitt must be approved by the Compensation Committee.

Base Salary.

        As discussed above, base salaries for our executive officers were adjusted to more closely reflect market median levels. Upon the execution of his employment agreement, Mr. Moody's salary was increased to $560,000.

Short Term Incentive Plan.

        In February 2008, the Compensation Committee approved, for eligible executives, performance metrics and target performance levels for the 2008 Short Term Incentive Plan, which is not a shareholder approved plan. For 2008, 7 executives are eligible to participate in the 2008 Short Term Incentive Plan. The following table describes the plan.

Measure(1)	Weighting
(1) Inventory Turns	1/6
(2) Gross Profit (as a %)	1/6
(3) G&A (as a % of Revenue)	1/6
(4) Cash at Year End	1/6

    (1)
    The Company included two additional metrics that we deem proprietary; each will have a 1/6 weighting.

        Each executive's payout from the plan is dependent upon the level of performance on the above measures and range as follows:

As a Percent of Salary
Executive	Threshold(1)	Target(2)
CEO	0	75%
EVP Finance	0	50%
Chief Strategy Officer, General Counsel and Secretary	0	50%
EVP Development	0	50%
EVP Operations	0	50%
EVP Customer Operations	0	50%

    (1)
    Increase of 2008 performance as compared to 2007 Performance.

    (2)
    Target is a percentage of base salary.

2008 Stock Plan.

        At its February 20, 2008 meeting, upon the recommendation of the Compensation Committee, our board of directors approved the adoption of the Force Protection, Inc. 2008 Stock Plan ("2008 Stock Plan"), subject to approval of our shareholders at the 2008 Annual Meeting.

Severance Agreements (change of control arrangements).

        Our "change in control" arrangements are intended to serve the objectives of fairness and support for difficult organizational decisions. These arrangements are established with the advice of Hewitt, based on competitive and market trends. The Compensation Committee determined that these arrangements provide a benefit to us and our shareholders.

        As part of the compensation program review undertaken in early 2008, the Compensation Committee determined that the above change in control arrangements were not competitive with the market and did not meet the stated goals. In conjunction with Hewitt and recommendations of senior management, the Compensation Committee has approved severance agreements (change of control arrangements) for certain executive officers.

        In March and April 2008, we entered into severance agreements (change of control agreements) with each of our named executive officers and certain other executives ("Severance Agreements"). Although Mr. Moody is not party to a Severance Agreement, his employment agreement has similar provisions. See "Employment Agreements" below for the provisions regarding severance for our chief executive officer, effective in 2008, upon a change in control. These agreements improve on the existing severance protections for our executive officers and provide an additional inducement to secure the executives' continued service and, in the event of any threat or occurrence of, or negotiation or other action that could lead to, or create the possibility of, a change in control, ensure the executives' continued and undivided dedication to their duties when faced with the possibility of change in control. Amounts paid under the Severance Agreements are in lieu of all other severance or similar payments or benefits. See "Potential Payments Upon Termination or Change in Control" below.

Employment Agreements.

        On March 19, 2008, the Company entered into an employment agreement with Michael Moody ("Moody Employment Agreement") in order to be competitive in recruiting and retaining top executive officers, such as Mr. Moody. The Moody Employment Agreement, effective March 1, 2008, provides for an annual base salary of not less than $560,000, an annual cash bonus with a target bonus of no more than 75% of the annual base salary based on the attainment of certain performance goals, and the right to participate in all employee benefit plans, including the 2008 Stock Plan, if approved by our shareholders, and three weeks of paid vacation. Under the Moody Employment Agreement, Mr. Moody may be terminated with or without "cause" (as defined in the Moody Employment Agreement) and Mr. Moody may terminate his employment with or without "good reason" (as defined in the Moody Employment Agreement).

        Under the Moody Employment Agreement, if Mr. Moody's employment is terminated for a Nonqualifying Termination (as defined in the Moody Employment Agreement) event, Mr. Moody is entitled to receive:

  •
  a lump-sum cash payment equal to his base salary accrued through the date of termination;

  •
  any unpaid bonus accrued through the date of termination, any accrued vacation;

  •
  a one-time relocation benefit of $30,000; and

  •
  any other payments or benefits to which he would have been entitled to under the terms of any other Company compensation arrangement.

        If Mr. Moody's employment is terminated other than by reason of a Nonqualifying Termination event, Mr. Moody is entitled to receive:

  •
  a lump-sum cash payment equal to his base salary accrued through the date of termination;

  •
  any unpaid bonus accrued through the date of termination, any accrued vacation,

  •
  a one-time relocation benefit of $30,000;

  •
  any other payments or benefits to which he would have been entitled to under the terms of any other Company compensation arrangement;

  •
  a pro-rata portion of his annual bonus;

  •
  lump-sum cash payment equal to his annual base salary plus the greatest of his target bonus for the year in which termination occurred and the average of his bonuses earned over the preceding two years;

  •
  acceleration of vesting of any equity awards for a twelve-month period after his termination; and

  •
  the ability to elect payment of his COBRA premiums for a period of twelve months.

        If Mr. Moody's employment is terminated by reason of a Qualifying Termination (as defined in the Moody Employment Agreement) in connection with a change in control, Mr. Moody is entitled to receive:

  •
  a lump-sum cash payment equal to his base salary accrued through the date of termination;

  •
  any unpaid bonus accrued through the date of termination, any accrued vacation,

  •
  a one-time relocation benefit of $30,000;

  •
  any other payments or benefits to which he would have been entitled to under the terms of any other Company compensation arrangement;

  •
  a pro-rata portion of his annual bonus;

  •
  lump-sum cash payment equal to two times his annual base salary plus the greatest of his target bonus for the year in which termination occurred, the target bonus for the fiscal year in which the change in control occurs and the average of his bonuses earned over the preceding two years;

  •
  acceleration of vesting of any outstanding equity awards; and

  •
  the ability to elect payment of his COBRA premiums for a period of eighteen months.

        In addition, if the value of certain payments that are contingent upon a change in control, referred to as parachute payments, exceed a safe harbor amount and Mr. Moody becomes subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, the executive is entitled to receive an additional payment to cover the additional tax and any interest and penalties incurred.

        In consideration for the benefits received under the Moody Employment Agreement, Mr. Moody agreed that during his employment and for 12 months after the date of his termination he will not compete with us and not solicit any of our clients or employees. Mr. Moody also agreed not to disclose any of our confidential information, except as required by law or with our prior written consent, and not to disparage us. Mr. Moody also agreed to release, waive, and discharge any claims against us at the time of termination.

Separation Agreements.

        On January 31, 2008, we entered into a Separation Agreement ("McGilton Separation Agreement") with Gordon McGilton, our then Chief Executive Officer, in connection with Mr. McGilton's retirement as Chief Executive Officer and as a director of the Company effective as of January 31, 2008. The McGilton Separation Agreement provided for a lump sum payment to Mr. McGilton of $60,000 on January 31, 2008, reduced by any applicable tax withholdings, and the right to elect continuation of employee benefit coverage under COBRA. In consideration for these severance benefits, Mr. McGilton agreed to a 12-month non-compete and agreed not to solicit any of our clients or employees for 12 months after his departure from the Company. Mr. McGilton also agreed not to disclose any of our confidential information and agreed to release, waive, and discharge any claims against us.

        On March 10, 2008, we entered into a Separation Agreement ("Durski Separation Agreement") with Michael Durski, our then Chief Financial Officer, in connection with his departure from the Company effective February 29, 2008. The Durksi Separation Agreement provided for a severance payment equal to Mr. Durski's current annual base salary for a period of one year, accrued and unpaid vacation pay in the amount of $10,000, and the right to elect continuation of employee benefit coverage under COBRA. In consideration for these severance benefits, Mr. Durksi agreed to a 12-month non-compete and agreed not to solicit any of our clients or employees for 12 months after his departure from the Company. Mr. Durksi also agreed not to disclose any of our confidential information, except as required by law or with our prior written consent. In addition, Mr. Durksi agreed to release, waive, and discharge any claims against us.

        On March 18, 2008, the Company entered into a Separation Agreement ("Pollard Separation Agreement") with Raymond Pollard, our then Chief Operating Officer, in connection with his departure from of the Company effective March 3, 2008. The Pollard Separation Agreement provided for a severance payment equal to Mr. Pollard's current annual base salary for a period of one year, a payment in the amount of $40,000 representing the remaining salary guarantee as provided in the Pollard Employment Agreement, an equity grant of common stock equal to $40,000 as provided in the Pollard Employment Agreement, accrued and unpaid vacation pay in the amount of $7,846, and the right to elect continuation of coverage of employee benefit coverage under COBRA. In consideration for these severance benefits, Mr. Pollard agreed to a 12-month non-compete and agreed not to solicit any of our clients or employees for 12 months after his departure from the Company. Mr. Pollard also agreed not to disclose any of our confidential information, except as required by law or with our prior written consent. In addition, Mr. Pollard agreed to release, waive, and discharge any claims against us.

        On April 4, 2008, Ms. Speaks executed the general release provided for as an attachment to the Severance Agreement she entered into with us in exchange for the payment of $400,000 in accordance with the terms of the Severance Agreement she entered into with us.

        In March and April 2008, we entered into the Severance Agreements with each of the Company's named executive officers and certain other executive officers. Under the Severance Agreements, the relevant executive officers agree to not voluntarily leave the Company without "good reason" (as defined in the Severance Agreements) for ninety days following a change in control which is defined as (a) any person becoming a beneficial owner of our securities representing 35% or more of the voting power of the Company, subject to certain provisions and exceptions; (b) individuals holding seats on our board of directors as of February 29, 2008, ceasing to constitute at least a majority of our board of directors, given certain exceptions; (c) our consummation of a merger or other similar transaction, subject to certain further provisions and rules; (d) our shareholders approving a plan of complete liquidation or distribution; or (e) the consummation of a sale of the assets of the Company and our subsidiaries to an entity that is not an affiliate of the Company.

        However, if a named executive officer's employment is terminated by reason of a Nonqualifying Termination (as defined in the Severance Agreements), then the executive is entitled to a lump-sum cash amount equal to (i) the executive's base salary accrued through the date of termination; (ii) any accrued vacation; (iii) any unpaid bonus accrued through the date of termination; and (iv) any unreimbursed expenses through the date of termination as well as any other payments or benefits to which the executive would have been entitled under the terms of any other Company compensation arrangement.

        If a named executive officer's employment is terminated other than by reason of a Nonqualifying Termination event (as defined in the Severance Agreements), the executive is entitled to receive a lump-sum cash amount equal to (i) the executive's base salary accrued through the date of termination; (ii) any accrued vacation; (iii) any unpaid bonus accrued through the date of termination; (iv) any unreimbursed expenses through the date of termination; (v) a lump-sum cash payment equal to the sum of the executive's base salary and the greatest of any target bonus for the fiscal year and average of the actual bonuses earned in the preceding two years; (vi) a lump-sum cash amount equal to a pro-rata portion of the executive's annual bonus for the year of termination; (vii) the ability to elect the payment of any COBRA premiums for a period of twelve months; (viii) the acceleration of vesting or lapse of forfeiture for an additional twelve months for any outstanding equity awards; and (ix) any other payments or benefits to which the executive would have been entitled to under the terms of any other Company compensation arrangement.

        If the named executive officer's employment is terminated other than by reason of a Nonqualifying Termination (as defined in the Severance Agreements) in anticipation of or during the two-year period commencing on the change in control, the executive is entitled to receive lump-sum cash amount equal to (i) the executive's base salary accrued through the date of termination; (ii) any accrued vacation; (iii) any unpaid bonus accrued through the date of termination; and (iv) any unreimbursed expenses through the date of termination; (v) a lump-sum cash amount equal to a pro-rata portion of the executive's annual bonus for the year of termination; the acceleration of vesting or lapse of forfeiture of all outstanding equity awards; (vi) any other payments or benefits to which the executive would have been entitled to under the terms of any other Company compensation arrangement; and (vii) a lump-sum cash amount equal to 1.5 times the sum of the executive's highest rate of annual base salary during the year prior to the date of termination and the greatest of (x) the executive's target bonus for the year of termination, (y) the executive's target bonus for the year in which the change in control occurs and (z) the average of the actual bonus earned during the two proceeding fiscal years prior to the year in which the change in control occurs. Under such circumstances, we are also obligated to pay a portion of the executive's COBRA premium equal to the amount that we would have paid for the executive's health benefits if the executive was our employee for up to eighteen months; this obligation will terminate if the executive becomes employed with another employer and becomes eligible to receive substantially similar or improved health benefits from such employer. In addition, if the value of certain payments that are contingent upon a change in control, referred to as parachute payments, exceed a safe harbor amount and the executive becomes subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, the executive is entitled to receive an additional payment to cover the additional tax and any interest and penalties incurred.

        Under the Severance Agreements and in consideration for future severance benefits, the named executive officers agreed to a 12-month non-compete and agreed not to solicit any of our clients or employees for 12 months after departure from the Company. The named executive officers also agreed not to disclose any of our confidential information, except as required by law or with our prior written consent, and not to disparage the Company. In addition, to be entitled to severance payments and benefits, the executive must execute a general release of claims in favor of the Company and our affiliates.

Role of Chief Executive Officer in Compensation Decisions

        The Compensation Committee makes all final compensation decisions for the named executive officers and approves recommendations regarding equity awards, if any, for all elected officers of the Company. Decisions regarding the non-equity compensation of other executive officers are made by our chief executive officer.

        Our chief executive officer annually reviews the performance of each named executive officer (other than the chief executive officer whose performance is reviewed by the Compensation Committee). The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are presented to the Compensation Committee. The Compensation Committee may exercise its discretion in modifying any recommended adjustments or awards to executive officers.

Additional Policies

Tax and Accounting Considerations.

        When it reviews compensation matters, the Compensation Committee considers the anticipated tax treatment of various payments and benefits to us and, when relevant, to its executives. Where practical, the Committee seeks to design compensation programs so that all compensation paid to the executive officers will qualify for deduction from our income taxes. However, the Compensation Committee reserves the right to authorize the payment of non-deductible compensation if it deems that it is appropriate to do so under the circumstances.

        The Compensation Committee also considers the accounting treatment of its compensation programs but, aside from overall cost, accounting treatment is generally not a factor in determining compensation.

Hedging Policy.

        It is the Company's policy that all employees, including the named executive officers, cannot purchase or sell options on common stock, engage in short sales with respect to common stock or trade in puts, calls, straddles, equity swaps, or other derivative securities that are directly linked to common stock.

Pension Benefits.

        The Company does not maintain any tax-qualified defined benefit pension plans or supplemental executive retirement plans.

Nonqualified Deferred Compensation Life Insurance Agreements.

        The Company does not maintain any nonqualified deferred compensation plans or arrangements.

Deductibility of Executive Compensation.

        As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that the Company may not deduct compensation of more than $1,000,000 that is paid to certain individuals unless certain guidelines are followed. We believe that compensation paid under the management incentive plans is generally fully deductible for federal income tax purposes. However, in certain situations, the Committee may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for its executive officers. For fiscal 2007, except for Gordon McGilton, no named executive officer received executive compensation under Section 162(m) of the Internal Revenue Code in excess of $1,000,000.

Summary Compensation Table

        The following table sets forth information concerning total compensation earned or paid to our chief executive officer, president, chief financial officer and our other most highly compensated executive officers who served in such capacities as of December 31, 2007 for services rendered to us during the year ended December 31, 2007. The table also sets forth total compensation paid to Scott Ervin, our former Acting Chief Financial Officer, who resigned in January 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards($)(2)	Option Awards($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	TOTAL ($)
Gordon McGilton(6),	2007	$480,000	$2,415	—	—	—	—	$98,039	$580,454
Chief Executive Officer	2006	$421,576	—	$216,000	$723,991	—	—	$57,263	$1,418,830
Michael Moody(7),	2007	$79,615	$1,075	—	—	—	—	$157,415	$238,105
President	2006	—	—	—	—	—	—	—	—
Michael Durski(8),	2007	$159,231	$2,415	—	—	—	—	$44,824	$206,470
Chief Financial Officer	2006	—	—	—	—	—	—	—	—
Raymond Pollard,	2007	$240,000	$2,415	$25,000	—	—	—	$10,376	$277,791
Chief Operating Officer	2006	$151,677	—	$55,000	—	—	—	$87,264	$293,941
Denise Speaks(9),	2007	$129,808	$2,115	—	—	—	—	$30,000	$161,923
Co-General Counsel	2006	—	—	—	—	—	—	—	—
Scott Ervin(10),	2007	$43,615	$5,000	—	—	—	—	$36,999	$85,614
Former Acting Chief Financial Officer	2006	$176,215	—	—	—	—	—	$57,263	$233,478

(1)
For the year ended December 31, 2007, we made awards to all of our employees under our Gain Sharing Program, pursuant to which ten percent (10%) of our quarterly net income is distributed equally to all of our eligible employees and directors. We did not calculate or pay gain sharing for the fourth quarter of 2007 because our total net income for the year ended December 31, 2007 was less than the previously reported net income for the nine-month period ended September 30, 2007. Other than through this program, during 2007 we did not offer an incentive compensation opportunity to "named executive officers" or any other employee. As of February 2008, none of our directors are eligible to participate in our Gain Sharing Program.

(2)
Amounts in this column reflect the expense recognized by the Company for accounting purposes calculated in accordance with FASB Statement 123(R) for grants of shares of our stock in 2006 and 2007. On February 13, 2006, Mr. McGilton received a grant of 300,000 shares of our common stock at a price of $0.72 per share valued pursuant to a resolution of our board of directors dated January 13, 2006. On June 1, 2007, Mr. Pollard received a grant of 20,513 shares of our common stock at a price of $1.95 per share valued pursuant to the Pollard Employment Agreement dated April 11, 2006.

(3)
For the years ended December 31, 2006 and 2007, we did not have an approved equity incentive plan. On January 13, 2006, Mr. McGilton was granted an option to purchase 1,000,000 shares of our common stock at an exercise price of $0.72 per share with a vesting date of January 1, 2007. On October 25, 2006, Mr. McGilton was granted an option to purchase 500,000 shares of our common stock at an exercise price of $7.48 per share with immediate vesting and expiration five years after the grant date or 120 days from the date Mr. McGilton departs the Company. The options were valued at the amount recognized for financial statement reporting purposes for the fair value of the stock options granted in accordance with FASB Statement No. 123(R).

(4)
For the years ended December 31, 2006 and 2007, we did not have an approved nonequity incentive plan or a deferred compensation plan.

(5)
Amounts shown in this column are detailed in the chart below:

		Taxable Fringe Benefits (Medical, Dental, Vision & Life)
						Director Compensation
	Year		Leadership Charitable Giving	Home Security Surveillance	Company Relocation Benefits	Fees earned or paid in cash	Stock Awards ($)
McGilton*	2007	$5,664	$10,000	$376	—	$51,000	$30,999
	2006	—	—	—	—	$18,000	$39,263
Moody*	2007	—	—	—	$30,000	$72,000	$55,415
	2006	—	—	—	—	—	—
Durski	2007	$4,824	$5,000	—	$35,000	—	—
	2006	—	—	—	—	—	—
Pollard*	2007	—	$10,000	$376	—	—	—
	2006	—	—	—	$30,000	$18,000	$39,264
Speaks	2007	—	—	—	$30,000	—	—
	2006	—	—	—	—	—	—
Ervin*	2007	—	—	—	—	$6,000	$30,999
	2006	—	—	—	—	$18,000	$39,263

  (*)
  Executive members of our board of directors received director cash compensation and participated in our Gain Sharing Program for the year ended December 31, 2007. As of February 2008, no executive members of our board of directors are eligible to receive any cash or non-cash compensation for serving as a director, and none of our directors are eligible to participate in our Gain Sharing Program. During 2006, Mr. McGilton received $18,000 in director cash compensation and was granted 15,387 shares of our common stock valued at $39,263; Mr. Pollard received $18,000 in director cash compensation and was granted 11,560 shares of our common stock valued at $39,264 for the period prior to his resignation from our board of directors on August 4, 2006; Mr. Ervin received $18,000 in director cash compensation and was granted 15,387 shares of our common stock valued at $39,263.

(6)
Mr. McGilton retired as our Chief Executive Officer and retired from our board of directors, each effective on January 31, 2008.

(7)
Mr. Moody was appointed as our President on September 18, 2007 and was appointed Chairman of our board of directors on January 8, 2008. On February 29, 2008, he was appointed as our Chief Executive Officer.

(8)
Mr. Durski joined the Company effective January 19, 2007. Mr. Durski departed the Company on February 29, 2008.

(9)
Ms. Speaks joined the Company on June 18, 2007. Ms. Speaks departed the Company on April 4, 2008.

(10)
Mr. Ervin resigned from the Company effective as of January 31, 2007.

Grants of Plan-Based Awards

        The Company did not make any equity-based award grants during the year ended December 31, 2007.

Grants of Plan-Based Awards Fiscal Year 2007

        The table below sets forth each grant of stock or option awards to the Company's named executive officers for the year ended December 31, 2007.

					All Other Stock Awards: No. of Shares of Stock or Units (#)	All Other Option Awards: No. of Securities Underlying Options (#)
		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards						Grant Date Fair Value of Stock and Option Awards
Exercise or Base Price of Option Awards ($)
Grant Date
Name		Threshold	Target	Maximum
Gordon McGilton Chief Executive Officer	—	—	—	—	—	—	—	—
Michael Moody President	—	—	—	—	—	—	—	—
Michael Durski Chief Financial Officer	—	—	—	—	—	—	—	—
Raymond Pollard Chief Operating Officer	06/01/07	—	—	—	—	20,513	—	$40,000
Denise Speaks Co-General Counsel	—	—	—	—	—	—	—	—
Scott Ervin Former Acting Chief Financial Officer	—	—	—	—	—	—	—	—

        Mr. Pollard's award was granted pursuant to the Pollard Employment Agreement, under which Mr. Pollard was to receive a grant of $40,000 worth of our restricted common stock on each of the first and second anniversaries of his employment. 20,513 shares of our common stock were issued to Mr. Pollard on June 1, 2007 for his services rendered through the first anniversary of his employment.

Outstanding Equity Awards at 2007 Year-End

        The following table shows the unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of the Company's last completed fiscal year.

		Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (# Exercisable)	Number of Securities Underlying Unexercised Options (# Unexercisable)	Equity Incentive Plan Awards Number of Securities Underlying Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Held That Have Not Vested	Market Value of Nonvested Shares or Units of Stock Held That Have Not Vested	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, or Other Rights That Have Not Vested
McGilton(1)	500,000	—	—	$7.48	05/31/2008	—	—	—	—
Moody	—	—	—	—	—	—	—	—	—
Durski	—	—	—	—	—	—	—	—	—
Pollard	—	—	—	—	—	—	—	—	—
Speaks	—	—	—	—	—	—	—	—	—
Ervin	—	—	—	—	—	—	—	—	—

(1)
The aggregate in-the-money value of Mr. McGilton's stock options as of December 31, 2007 was $1,560,958. These stock options were granted by the Company on October 25, 2006 and vested quarterly in 2007 with full vesting by December 31, 2007. Mr. McGilton's stock options were unexercised as of December 31, 2007 and expired 120 days after his date of retirement, which was January 31, 2008.

Option Exercises and Stock Vested

        The following table gives information for stock options exercised by our named executive officers and stock awards held by our named executive officers that vested during the year ended December 31, 2007.

	Option Awards		Stock Awards
Name	Number of Shares Acquired or Vested	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
McGilton(1)	1,000,000	$21,730,000	—	—
Moody	—	—	—	—
Durski	—	—	—	—
Pollard(2)	—	—	20,513	$40,000
Speaks	—	—	—	—
Ervin	—	—	—	—

(1)
Mr. McGilton exercised these options on January 17, 2007. In exchange for $720,000 paid to the Company, Mr. McGilton subsequently sold a number of these shares on January 24, 25, and 26 resulting in a value of $21,730,000 to Mr. McGilton.

(2)
Awarded pursuant to the Pollard Employment Agreement, under which Mr. Pollard was to receive a grant of $40,000 worth of our restricted common stock on each of the first and second anniversaries of his employment. 20,513 shares of our common stock were issued on June 1, 2007 for his services rendered through the first anniversary of his employment. The common stock is unregistered and is subject to Rule 144 before transfer or disposal.

Pension Benefits

        The Company did not provide for any payments or other benefits to its named executive officers in connection with retirement for the year ended December 31, 2007.

Nonqualified Deferred Compensation

        The Company did not have any plan providing for the deferral of compensation for its named executive officers for the year ended December 31, 2007.

Potential Payments Upon Termination or Change in Control

        As of December 31, 2007, all of our executive officers were employed at-will. Except as described below, executive officers have no contractual entitlement to any severance or other termination benefits upon a termination of employment.

        On July 7, 2006, our board of directors approved a resolution providing for change in control severance benefits for Mr. McGilton, named executive officers and other key employees. A "change in control" for this purposes means a 51% stock acquisition by a person not controlled by the Company, or a merger or consolidation of the Company such that after giving effect to the transaction, our shareholders immediately prior to such transaction own less than 51% of the aggregate voting power of the Company, or we sell or transfer our assets, as an entirety or substantially as an entirety, and our shareholders immediately prior to such transaction own less than 33% of the aggregate voting power of the acquiring entity immediately after the transaction.

        Pursuant to such change in control severance benefits, if Mr. McGilton's employment with the Company terminated for any reason following a change in control, he would be entitled to the immediate vesting of specified stock options granted in January 2006 and a lump-sum cash severance payment equal to six months' base salary. If his employment terminated or he resigned, he would have received a lump-sum cash severance payment equal to $240,000 and 1,000,000 shares of our unregistered common stock subject to outstanding stock options would have vested in full. In lieu of the above, Mr. McGilton received a lump sum payment of $60,000 on January 31, 2008, reduced by applicable withholdings, and the right to elect continuation of employee benefit coverage under COBRA pursuant to the McGilton Separation Agreement. See "Separation Agreements" above for a description of the McGilton Separation Agreement.

        If the employment of a named executive officer (other than the Chief Executive Officer) terminated for any reason (other than for cause) during the one-year period commencing on a "change in control," the executive was entitled to receive a lump-sum cash severance payment in the amount of $40,000. These provisions have been superseded by the terms of the new Severance Agreements. See "Severance Agreements (change of control arrangements)" above.

        The following chart shows the potential severance payments to our executive officers upon termination of employment or a change in control as of December 31, 2007.

Name	Cash Severance	Other Benefit	Total Value of Change in Control Related Benefits
Gordon McGilton Chief Executive Officer	$240,000	$205,606	$445,606
Michael Moody President	$40,000	—	$40,000
Michael Durski Chief Financial Officer	$40,000	—	$40,000
Raymond Pollard Chief Operating Officer	$40,000	—	$40,000
Denise Speaks Co-General Counsel	$40,000	—	$40,000
Scott Ervin Former Acting Chief Financial Officer	$40,000	—	$40,000

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved By Security Holders	—	—	—
Equity Compensation Plans Not Approved By Security Holders	500,000	$7.48	—
Total	500,000	$7.48	—

        On October 25, 2006, Mr. McGilton was granted an option to purchase 500,000 shares of our common stock at the issue price of $7.48 per share with immediate vesting and expiration five years after the grant date or 120 days from the date that Mr. McGilton leaves the Company. Mr. McGilton retired as our Chief Executive Officer and as a director of the Company effective on January 31, 2008 and accordingly, the options are now expired.

Principal Shareholders and Security Ownership of Management

Principal Shareholders

        As of September 9, 2008, the only persons known by us to own beneficially, or to be deemed to own beneficially, 5% or more of our common stock were:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Franklin Resources, Inc.(1) Franklin Advisors, Inc. Franklin Templeton Portfolio Advisors, Inc. One Franklin Parkway San Mateo, CA 94403-1906	8,061,237	10.9%
FMR, LLC(2) 82 Devonshire Street Boston, MA 02109	6,022,305	8.824%
Wellington Management Company, LLP(3) 75 State Street Boston, MA 02109	5,724,500	8.39%
Heartland Advisors, Inc.(4) 789 North Water Street Milwaukee, WI 53202	4,200,000	6.2%

(1)
Franklin Advisors, Inc. filed a Schedule 13G with the SEC on February 7, 2007 reflecting beneficial ownership as of December 31, 2007 of 8,061,237 shares of our common stock. Franklin Advisors, Inc. has the sole power to vote or direct the vote, and sole power to dispose or direct the disposition of, 6,063,844 shares and Franklin Templeton Portfolio Advisors, Inc. has the sole power to vote or to direct the vote, and sole power to dispose or to direct the disposition of 1,997,393 shares.

(2)
In the aggregate, FMR, LLC has the sole voting power over 409,100 shares, and sole power to direct disposition of 6,022,305 shares based on its beneficial ownership report on Schedule 13G/A, filed on April 10, 2008.

(3)
Wellington Management Company, LLP, an investment advisor, filed a Schedule 13G with the SEC on February 14, 2008, reflecting beneficial ownership as of December 31, 2007, of 5,724,500 shares of our common stock, with shared voting power over 3,011,600 shares and shared dispositive power over 5,724,500 shares.

(4)
Heartland Advisors, Inc., an investment advisor, filed a Schedule 13G with the SEC on February 8, 2008, reflecting beneficial ownership as of December 31, 2007, of 4,200,000 shares of our common stock, with shared voting power over 4,200,000 shares and shared dispositive power over 4,200,000 shares.

Executive Officers and Directors

        The table below shows the number of shares of common stock beneficially owned as of December 31, 2007 by each member of our board of directors, each nominee for our board of directors and each named executive officer, as well as the number of shares owned by our current directors and executive officers as a group. None of the directors or named executive officers own one percent (1%) or more of the Company's common stock.

Name of Beneficial Owner	Amount and Nature Beneficial Ownership(1)	Percent of Class
Jack A. Davis	15,387	*
John S. Day	—	*
Michael Durski	—	*
Scott Ervin	15,387	*
Gordon McGilton	15,387	*
Michael Moody	7,654	*
Raymond Pollard	22,073	*
Denise Speaks	—	*
Roger G. Thompson	3,827	*
Directors and Officers as a Group (10 persons)	71,715	*

    *
    less than 1%

    (1)
    Based on December 31, 2007 Stock Transfer Report.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

        Our board of directors recognizes that transactions with related persons can present actual or potential conflicts of interest and wants to ensure that Company transactions are based solely on the best interests of the Company and our shareholders. Accordingly, our board of directors has delegated responsibility to the Audit Committee to review transactions between the Company and related persons. The Audit Committee has adopted a written policy providing procedures for review, approval and ratification of related person transactions.

        The Audit Committee has adopted procedures regarding the review, approval and ratification of related party transactions. A related party transaction is a transaction between the Company and (a) a director, officer or 5% shareholder; (b) an immediate family member of a director, officer or 5% shareholder; or (c) other entity in which any of these persons have a material interest. All reportable related party transactions must be reviewed, approved or ratified by the Audit Committee. In determining whether to approve or ratify such transactions, the Audit Committee will take into account, among other factors and information it deems appropriate: (1) the related person's relationship to Force Protection and interest in the transaction; (2) the material facts of the transaction; (3) the benefits to Force Protection of the transaction; (4) an assessment of whether the transaction is (to the extent applicable) in the ordinary course of business, at arm's length, at prices and terms customarily available to unrelated third-party vendors or customers generally, and whether the related person had any direct or indirect personal interest in, or received any personal benefit from such transaction; and (5) if applicable, the availability of other sources of comparable products and services. The Audit Committee chairperson is authorized to approve related party transactions when it is impractical or undesirable to wait until the next committee meeting for approval. Such transactions must be reported to the Audit Committee at the next meeting.

        Our board of directors reviews all disclosed relationships and transactions for compliance with the independence standards and makes a determination of the independence of each director. For those directors identified as independent, the Company and our board of directors are aware of no relationships or transactions with the Company or management other than of a type deemed immaterial in accordance with the guidelines described above.

        On August 26, 2008, the Audit Committee was informed by our interim chief financial officer that in connection with the exercise of stock options in January 2007 and Gordon McGilton's subsequent sale of common stock received through such exercise, the proper amount of Mr. McGilton's share of Medicare taxes relating to such exercise was not collected from Mr. McGilton. As a result, Mr. McGilton owed us $315,085 for payment of such tax withholding, which may be considered a violation of applicable U.S. law prohibiting loans by public companies to their directors and executive officers. Upon learning of this administrative oversight, the Audit Committee instructed management to contact Mr. McGilton to seek repayment of the payment of taxes. On September 11, 2008, Mr. McGilton paid us $315,085 to satisfy all outstanding obligations with respect to withholding of his taxes relating to such stock option exercise. We believe that the underwithholding of the taxes was the result of the mistaken belief of Company's former chief financial officer that the proper amount of taxes upon Mr. McGilton's stock option exercise were withheld. Subsequently, we have instituted additional controls on the withholding of taxes and monitoring of IRS Chapter Section 162(m).

        Previously, we disclosed that Mr. McGilton was a principal of APT Leadership, a consulting firm the Company hired to provide various business consulting services, training seminars and certain business software. For the years ended December 31, 2007 and 2006, APT Leadership billed us a total of $545,299 and $606,396, respectively, for such services, training and software. Mr. McGilton disclosed to our board of directors each year that he did not receive any dividends, distributions or other compensation from APT Leadership at any time while an employee of the Company. Further, Mr. McGilton disclosed that as of December 31, 2007 he transferred his interest in APT Leadership to the other owner for $1 consideration.

        In addition, we have entered into an agreement with APT Leadership pursuant to which APT Leadership has granted us a non-exclusive right and license to use the diagrams, methods, concepts and business operating system functionality contained in APT Leadership's "APT Tool" software and we purchased certain software to be used in the analysis of process capability. Under the terms of such agreement we paid a one-time license fee of $60,000 and agreed to pay an annual license fee thereafter of $50,000 per Company operating site.

Director Independence

        In determining independence, our board of directors determines whether directors have a material relationship with the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of directors. When assessing materiality, our board of directors considers all relevant facts and circumstances including, without limitation, transactions between the Company and the director, family members of directors, or organizations with which the director is affiliated. Our board of directors further considers the frequency and dollar amounts associated with any of these transactions and whether the transactions were in the ordinary course of business and were consummated on terms and conditions similar to those with unrelated parties.

        On an annual basis, each member of our board of directors is required to complete a questionnaire designed in part to provide information to assist our board of directors in determining whether the director is independent under the rules and regulations of The Nasdaq Stock Market, LLC. ("Nasdaq"), the rules and regulations of the SEC and other applicable laws. In addition, each director or potential director has an affirmative duty to disclose to our board of directors relationships between and among that director (or an immediate family member), the Company, and/or the management of the Company.

        As of September 3, 2008, our board of directors has affirmatively determined that all of our current directors, other than Mr. Michael Moody, President & Chief Executive Officer of the Company, were independent in that each such person has no material relationship with the Company, our management or our independent registered public accounting firm, and otherwise met the independence standards under the rules and regulations of Nasdaq, the rules and regulations of the SEC and other applicable laws. Our board of directors determined that Michael Moody is not independent due to his status as an executive officer of Force Protection.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Pre-approval Policies and Procedures

        Consistent with the Audit Committee's responsibility for engaging the Company's independent registered public accounting firm, all audit and permitted non-audit services performed by our independent registered public accounting firm require pre-approval by the Audit Committee. The full Audit Committee approves projected services and fee estimates for these services and establishes budgets for major categories of services at its first in-person meeting of each fiscal year. The Audit Committee Chairman has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee and associated fees for preapproved services that exceed the set budget by more than 10%. Services approved by the Audit Committee Chairman are communicated to the full Audit Committee at its next regular quarterly meeting and the Audit Committee reviews actual and forecasted services and fees for the year at each such meeting. During 2007, all services performed by the independent registered public accounting firm were pre-approved. During 2007, Elliott Davis served as the Company's independent registered public accounting firm, until their resignation in March 2008. Grant Thornton was approved by the Audit Committee as the Company's independent public accounting firm in April 2008.

Audit, Audit-Related, Tax and All Other Fees

        During, or with respect to, 2006 and 2007, Jaspers + Hall, Elliott Davis and Grant Thornton (which were incurred in 2008), respectively, billed the Company fees for professional services in the following categories and amounts:

Independent Public Accounting Fees
Type	2007 (Grant Thornton)	2007 (Elliott Davis)	2006 (Jaspers + Hall)
Audit Fees	$3,054,318	$389,275	$55,000
Audit-Related Fees	—	$112,087	—
Tax Fees	—	$26,775	—
All Other Fees	—	$9,500	—

Total	$3,054,318	$537,637	$55,000

        Audit fees were for those professional services rendered in connection with the audit of the Company's consolidated financial statements on Form 10-K, the review of the Company's quarterly condensed consolidated financial statements on Form 10-Q, which are customary under the standards of the Public Company Accounting Oversight Board (United States) and in connection with statutory audits in foreign jurisdictions. Audit-related fees were primarily for professional services rendered in connection with the filing of SEC periodic reports, due diligence assistance, and consultation on financial accounting and reporting standards. Tax fees were primarily for professional services rendered in connection with the preparation of tax returns, assistance with tax audits and technical assistance. All other fees were primarily for professional services rendered in connection with services related to accounting for our 401(k) plan.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
1.    Consolidated Financial Statements

        The Consolidated Financial Statements are filed as part of Part II Item 8 of this Annual Report on Form 10-K.

  2.     Consolidated Financial Statement Schedules

        All schedules are omitted because they are not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

  3.     Exhibits

        The following is an index of the exhibits included in this Annual Report on Form 10-K or incorporated herein by reference.

EXHIBIT INDEX

NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger.†
3.1	Articles of Incorporation.†
3.2	First Amended and Restated By-Laws of Force Protection, Inc., filed as Exhibit 3.1 on the Company's Current Report on Form 8-K filed February 26, 2008, is hereby incorporated by reference.
3.3	Certificate of Amendment to Articles of Incorporation.†
4.1

Certificate of Designation for Series D Convertible Preferred Stock, dated January 19, 2005, filed as Exhibit 4.1 on the Company's Current Report on Form 8-K filed January 27, 2005, is hereby incorporated by reference.

4.2

Amended and Restated Certificate of Designation for Series B Convertible Preferred Stock, filed as Exhibit 4.1 of the Company's Current Report on Form 8-K filed February 15, 2005, is hereby incorporated by reference.

4.3

Amended and Restated Certificate of Designation for Series C Convertible Preferred Stock, filed as Exhibit 4.2 of the Company's Current Report on Form 8-K filed February 15, 2005, is hereby incorporated by reference.

10.1

Lease Agreement between Dorchester County, South Carolina and Lati Industries, Inc., dated December 7, 1998.† (This lease was assumed by the Company under the Assignment and Assumption Agreement, dated March 22, 2007 referred to in Exhibit 10.35 to this Form 10-K.)

10.2

Industrial Lease between Force Protection, Inc. and Aerospace/Defense, Inc., dated September 2, 2003, filed as Exhibit 10.12 to the Company's Quarterly Report on Form10-QSB filed August 13, 2004, is hereby incorporated by reference.

10.3

Royalty Agreement between Force Protection, Inc., and J.J. van Eck, dated April 1, 2004, filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-QSB filed August 13, 2004, is hereby incorporated by reference.

10.4

Contract between Force Protection, Inc. and the U.S. Marines, dated April 21, 2004, filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-QSB filed August 13, 2004, is hereby incorporated by reference.

10.5

Letter regarding Industrial Lease Agreement between Force Protection, Inc. and Aerospace/Defense, Inc., dated July 13, 2004, filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10-QSB filed August 13, 2004, is hereby incorporated by reference.

10.6	Employment Letter between Force Protection, Inc. and R. Scott Ervin, dated November 15, 2004.†*
10.7

Building No. 1 Office Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc. dated June 1, 2005, filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007, is hereby incorporated by reference.

10.8

Order for Supplies or Services and Delivery Order between Force Protection, Inc. and U.S. Department of Defense, dated June 23, 2005, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 27, 2005, is hereby incorporated by reference.

10.9	Employment Arrangement between Force Protection, Inc. and Gordon McGilton, dated January 13, 2006, as amended.†*

NUMBER	DESCRIPTION
10.10

Building No. 1 Industrial Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc. dated January 15, 2006, filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007, is hereby incorporated by reference.

10.11	Employment Agreement between Raymond Pollard and Force Protection, Inc., dated April 5, 2006.†
10.12

First Amendment to Building No. 1 Industrial Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated May 1, 2006, filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007, is hereby incorporated by reference.

10.13

Production License Agreement between Force Protection Industries, Inc. and BAE Systems Land & Armaments, LP, dated June 13, 2006, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 14, 2006, is hereby incorporated by reference.

10.14

Logistic Support Agreement between Force Protection Industries, Inc. and BAE Systems Land & Armaments, LP, dated June 13, 2006, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 14, 2006, is hereby incorporated by reference.

10.15

Second Amendment to Building No. 1 Industrial Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated July 1, 2006, filed as Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007, is hereby incorporated by reference.

10.16

Letter Agreement among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated July 18, 2006 regarding Building No. 2 Industrial Lease and Building No. 3 Industrial Lease, filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007, is hereby incorporated by reference.

10.17	Common Stock Purchase Agreement, dated July 24, 2006, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 25, 2006, is hereby incorporated by reference.
10.18	Modification No. 01 to Subcontract No. SCT0044135 between Force Protection Industries, Inc. and BAE Land Systems and Armaments L.P., dated August 8, 2006.†
10.19

Contract between Force Protection Industries, Inc. and the British Ministry of Defence, dated August 11, 2006, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 17, 2006, is hereby incorporated by reference.

10.20

Memorandum of Agreement and Cooperation between Mechem, a division of Denel (PTY) Ltd. and Force Protection, Inc., dated September 28, 2006, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 28, 2006, is hereby incorporated by reference.

10.21

Third Amendment to Building No. 1 Industrial Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated October 1, 2006, filed as Exhibit 10.13 to the Company's Current Report on Form 10-Q filed November 13, 2007, is hereby incorporated by reference.

10.22

Memorandum of Understanding between Force Protection, Inc. and General Dynamics Land Systems, Inc., dated November 9, 2006, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 17, 2006, is hereby incorporated by reference.

NUMBER	DESCRIPTION
10.23	Form of Securities Purchase Agreement, dated December 20, 2006, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 21, 2006, is hereby incorporated by reference.
10.24

Joint Venture Agreement between General Dynamics Land Systems, Inc. and Force Protection, Inc., dated December 15, 2006, as amended, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed August 9, 2007, is hereby incorporated by reference.

10.25

Certificate of the Company's Corporate Secretary, dated January 10, 2007, filed as Exhibit 10.2 to the Company's Registration Statement on Form S-8 filed January 12, 2007, is hereby incorporated by reference.

10.26

Letter Contract issued to Force Protection, Inc. by the United States Marine Corps Systems Command, dated January 11, 2007, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 18, 2007, is hereby incorporated by reference.

10.27

Employment Agreement between Force Protection, Inc. and Michael Durski, dated January 18, 2007, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, is hereby incorporated by reference.**

10.28

Letter Contract issued to the Company by the United States Marine Corps Systems Command, dated January 25, 2007, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 5, 2007, is hereby incorporated by reference.

10.29

Ground Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated February 1, 2007, filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007, is hereby incorporated by reference.

10.30

Second Amendment to Building No. 2 Industrial Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated February 1, 2007, filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007, is hereby incorporated by reference.

10.31

Letter Contract issued to Force Protection, Inc. by the United States Marine Corps Systems Command, dated February 14, 2007, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 20, 2007, is hereby incorporated by reference.

10.32

Letter Contract issued to Force Protection, Inc. by the United States Marine Corps Systems Command, dated March 9, 2007, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 15, 2007, is hereby incorporated by reference.

10.33

Purchase and Sale Agreement between Force Protection, Inc. and NEWTEC Services Group, Inc., dated March 9, 2007, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 15, 2007, is hereby incorporated by reference.

10.34

Asset Purchase Agreement between Force Protection Technologies, Inc. and Lati USA, Inc., dated March 22, 2007, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 28, 2007, is hereby incorporated by reference.

10.35

Assignment and Assumption Agreement between Force Protection Technologies, Inc. and Lati USA, Inc., dated March 22, 2007, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 28, 2007, is hereby incorporated by reference.

10.36

Post Closing Memorandum between Force Protection Technologies, Inc. and Lati USA, Inc., dated March 22, 2007, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed March 28, 2007, is herby incorporated by reference.

NUMBER	DESCRIPTION
10.37

Technology and License Agreement among Force Protection, Inc., General Dynamics Land Systems Inc. and Force Dynamics LLC, dated April 3, 2007, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007, is hereby incorporated by reference.

10.38

Modification of Contract Agreement with the United States Marine Corps, dated April 17, 2007, filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed August 9, 2007, is hereby incorporated by reference.

10.39

Delivery Order under Contract No. M67854-07-D-5031 with the United States Marine Corps Systems Command, dated April 23, 2007, filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed August 9, 2007, is hereby incorporated by reference.

10.40	Employment Letter between Force Protection Industries, Inc. and Denise Speaks, dated May 24, 2007.†*
10.41

Delivery Order under Contract No. M67854-07-D-5031 with the United States Marine Corps Systems Command, dated June 19, 2007, filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed August 9, 2007, is hereby incorporated by reference.

10.42

First Amendment to Building No. 1 Office Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated July 1, 2007, filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007, is hereby incorporated by reference.

10.43

First Amendment to Ground Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated July 1, 2007, filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007, is hereby incorporated by reference.

10.44

Second Amendment to Building No. 3 Industrial Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated July 1, 2007, filed as Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007, is hereby incorporated by reference.

10.45

Fourth Amended and Restated Building No. 1 Industrial Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated July 1, 2007, filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007, is hereby incorporated by reference.

10.46

Third Amendment to Building No. 2 Industrial Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated July 1, 2007, filed as Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007, is hereby incorporated by reference.

10.47

License Agreement between Force Protection Industries, Inc. and the CSIR, dated July 6, 2007, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007, is hereby incorporated by reference.

10.48

Loan Agreement between Force Protection, Inc. and Wachovia Bank, National Association, dated July 20, 2007, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 9, 2007, is hereby incorporated by reference.

10.49

Security Agreement between Force Protection, Inc. and Wachovia Bank, National Association, dated July 20, 2007, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 9, 2007, is hereby incorporated by reference.

NUMBER	DESCRIPTION
10.50

Promissory Note between Force Protection, Inc. and Wachovia Bank, National Association, dated July 20, 2007, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed August 9, 2007, is hereby incorporated by reference.

10.51

Delivery Order No. 5 under Contract M67854-07-D-5031 with the United States Marine Corps Systems Command, dated August 10, 2007, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007, is hereby incorporated by reference.

10.52	Subcontract Agreement among Force Protection Industries, Inc., General Dynamics, Inc. and General Dynamics Land Systems, Inc., dated September 10, 2007.†
10.53

Modification Number One to Promissory Note between Force Protection, Inc. and Wachovia Bank, National Association, dated September 30, 2007, filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007, is hereby incorporated by reference.

10.54

Delivery Order No. 6 under Contract M67854-07-D- 5031 with the United States Marine Corps Systems Command, dated October 18, 2007, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007, is hereby incorporated by reference.

10.55

Memorandum of Agreement between the CSIR and Force Protection Industries, Inc., dated October 29, 2007, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 2, 2007, is hereby incorporated by reference.

10.56	Fourth Amendment to Building No. 2 Industrial Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated November 1, 2007.†
10.57	Delivery Order No. 7 under Contract No. M67854-07-D-5031 with the United States Marine Corps Systems Command, dated December 18, 2007.†**
10.58	Modification Number Two to Promissory Note between Force Protection, Inc. and Wachovia Bank, National Association, dated January 9, 2008.†
10.59	First Amendment to Loan Agreement between Force Protection, Inc. and Wachovia Bank, National Association, dated January 9, 2008.†
10.60	Modification Number Three to Promissory Note between Force Protection, Inc. and Wachovia Bank, National Association, dated January 9, 2008.†
10.61	Extension Amendment to Leases between Force Protection, Inc. and Aerospace/Defense, Inc., dated January 10, 2008.†
10.62

Separation Agreement between Force Protection, Inc. and Gordon McGilton, dated January 31, 2008, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 5, 2008, is hereby incorporated by reference.

10.63	Second Amendment to Loan Agreement between Force Protection, Inc. and Wachovia Bank, National Association, dated February 15, 2008.†
10.64	Modification, dated April 15, 2008, to the Second Amendment to Loan Agreement, dated February 15, 2008.†
10.65	Amendment of Solicitation/Modification of Contract under Contract No. M67854-06-C-5162 with United States Marine Corps Systems Command, dated February 22, 2008.†**
10.66	Teaming Agreement between Force Protection, Inc. and DRS Sustainment Systems, Inc., dated February 25, 2008.†

NUMBER	DESCRIPTION
10.67

Separation Agreement between Force Protection, Inc. and Michael Durski, dated March 10, 2008, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 12, 2008, is hereby incorporated by reference.

10.68

Separation Agreement between Force Protection Inc. and Raymond Pollard, dated March 11, 2008, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 21, 2008, is hereby incorporated by reference.

10.69

Employment Agreement between Force Protection, Inc. and Michael Moody, dated March 19, 2008, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 24, 2008, is hereby incorporated herein by reference.**

10.70

Agreement between Force Protection, Inc. and Lenna Ruth Macdonald, dated March 24, 2008, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 24, 2008, is hereby incorporated by reference.

10.71

Agreement between Force Protection, Inc. and Damon Walsh, dated April 4, 2008, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 8, 2008, is hereby incorporated by reference.

10.72

Agreement between Force Protection, Inc. and Mark Edwards, dated April 4, 2008, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed April 8, 2008, is hereby incorporated by reference.

10.73

Agreement between Force Protection, Inc. and Daniel Busher, dated April 4, 2008, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed April 8, 2008, is hereby incorporated by reference.

10.74

Agreement between Force Protection, Inc. and Shelia Boyd, dated April 4, 2008, filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed April 8, 2008, is hereby incorporated by reference.

10.75

Agreement between Force Protection, Inc. and Denise Speaks, dated April 4, 2008, filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed April 8, 2008, is hereby incorporated by reference.

10.76

Amended and Restated Loan Agreement between Force Protection, Inc., Force Protection Technologies, Inc., Force Protection Industries,  Inc., and Wachovia Bank, National Association, dated May 6, 2008, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 9, 2008, is hereby incorporated by reference.

10.77

Promissory Note between Force Protection, Inc. and Wachovia Bank, National Association, dated May 6, 2008, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 9, 2008, is hereby incorporated by reference.

10.78

Amendment of Solicitation/Modification of Contract under Contract No. M67854-06-C-5162 between Force Protection Industries, Inc. and the United States Marine Corps Systems Command, dated May 19, 2008.†**

10.79

Amendment of Solicitation/Modification of Contract under Contract No. M67854-D7-D5031-0003 between Force Protection Industries, Inc. and the United States Marine Corps Systems Command, dated May 30, 2008.†**

10.80

Agreement between Force Protection, Inc. and Charles Mathis, dated June 25, 2008, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 27, 2008, is hereby incorporated by reference.

10.81	Second Extension Amendment to Leases between Force Protection, Inc. and Aerospace/Defense, Inc., dated June 25, 2008.†

NUMBER	DESCRIPTION
14.1	Code of Conduct and Ethics of Force Protection, Inc.†
21.1	Subsidiaries of the Registrant†
23.1	Consent of Grant Thornton LLP.†
23.2	Consent of Jaspers + Hall, PC.†
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

(Exhibits marked with a (†) are filed electronically herewith.)

(Exhibits marked with an asterisk (*) are a management contract or compensatory plan required to be filed as an Exhibit to this Annual Report on Form 10-K.)

(Exhibits marked with two asterisks (**) have portions of the exhibit omitted pursuant to a confidential treatment request. This information has been filed or will be filed separately with the Securities and Exchange Commission.)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORCE PROTECTION INC. (Registrant)
Date: September 15, 2008	By:	/s/ MICHAEL MOODY
		Name:	Michael Moody
		Title:	President and Chief Executive Officer (principal executive officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the 15th of September, 2008, on behalf of the registrant and in the capacities indicated.

Signature	Capacity

/s/ MICHAEL MOODY Michael Moody	Chief Executive Officer, President and Chairman of the Board of Directors
/s/ FRANCIS E. SCHEUERELL, JR. Francis E. Scheuerell, Jr.	Interim Chief Financial Officer (Principal Financial Officer)
/s/ MAJOR GENERAL JACK A. DAVIS Major General Jack A. Davis	Director
/s/ JOHN S. DAY John S. Day	Director
/s/ LIEUTENANT GENERAL ROGER G. THOMPSON, JR. Lieutenant General Roger G. Thompson, Jr.	Director
/s/ JOHN W. PAXTON, SR. John W. Paxton, Sr.	Director