Form 10-Q/A
period 2007-03-31
FORCE PROTECTION INC
filed 2008-09-30
CIK 1032863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(AMENDMENT NO. 2)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to

Commission File Number 001-33253

FORCE PROTECTION, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	84-1383888
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9801 Highway 78, Building No. 1 Ladson, SC	29456
(Address of Principal Executive Offices)	(Zip Code)

(843) 574-7000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check One):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No

The registrant had 68,318,162 shares of common stock outstanding as of September 30, 2008.

i

EXPLANATORY NOTE REGARDING RESTATEMENTS

This Quarterly Report on Form 10-Q/A for the three-month period ended March 31, 2007 includes restatements of the previously filed condensed consolidated financial statements and data (and related disclosures) for the period ended March 31, 2007. These corrections are discussed in Note 2, Restatement and Reclassification of Previously Issued Condensed Consolidated Financial Statements, included in the accompanying condensed consolidated financial statements for the period ended March 31, 2007. These corrections are also discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q/A and are further discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 16, Summarized Quarterly Unaudited Financial Data, to the consolidated financial statements included in our Annual Report on Form 10-K for our fiscal period ended December 31, 2007 filed with the United States Securities and Exchange Commission (“SEC”) on September 15, 2008. We previously announced, in a Form 8-K filed with the SEC on August 28, 2008, that we would restate our previously reported condensed consolidated financial statements for the three-month period ended March 31, 2007 and the three- and six-month periods ended June 30, 2007 as a result of errors discovered by management during its year-end and quarterly review, including errors associated with recognizing the value of revenues, certain accrued liabilities, inventory and deferred expenses in the proper quarterly periods.  The information contained in this Quarterly Report on Form 10-Q/A amends only Items 1, 2 and 4 of Part I and Item 6 of Part II to the originally filed Quarterly Report on Form 10-Q filed with the SEC on May 15, 2007, as amended by the Quarterly Report on Form 10-Q/A filed with the SEC on July 19, 2007(the “Original Report”).

This Quarterly Report on Form 10-Q/A does not reflect all events occurring after the original filing of the Original Report or modify or update all the disclosures affected by subsequent events. Information not modified or updated herein reflects the disclosures made at the time of the filing of the Original Report on July 19, 2007. Accordingly, this Form on 10-Q/A should be read in conjunction with all of our periodic filings, as amended if applicable, including our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC subsequent to the filing date of the Original Report.

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

Force Protection, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	As of March 31, 2007 (Restated)	As of December 31, 2006
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$113,441	$156,319
Accounts receivable, net of allowance	53,494	42,035
Inventories	98,218	60,396
Deferred income tax assets	12,693	9,563
Other current assets	2,653	373
Total current assets	280,499	268,686
Property and equipment, net	23,590	8,964
Intangible assets, net	1,882	—
Deferred income tax assets	2,764	2,764
Total assets	$308,735	$280,414
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$62,538	$38,654
Due to United States government	7,007	6,023
Other current liabilities	13,634	4,891
Advance payments on contracts	3,376	12,824
Total current liabilities	86,555	62,392
Other long-term liabilities	446	168
	87,001	62,560
Commitments and contingencies
Shareholders’ equity:
Common stock	68	67
Additional paid-in capital	255,397	251,038
Accumulated deficit	(33,731)	(33,251)
Total shareholders’ equity	221,734	217,854
Total liabilities and shareholders’ equity	$308,735	$280,414

The accompanying notes to condensed consolidated financial
statements are an integral part of these balance sheets.

Force Protection, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2007 (Restated)	2006
	(In Thousands, Except per Share Data)
Net sales	$104,825	$34,803
Cost of sales	85,125	28,165
Gross profit	19,700	6,638

General and administrative expenses	17,066	5,961
Research and development expenses	5,001	664
Operating income (loss)	(2,367)	13
Other income, net	1,788	27
Interest expense	(9)	(807)
Loss before income tax benefit	(588)	(767)
Income tax benefit	108	—
Net loss	(480)	(767)
Accretion of Series D 6% convertible preferred stock	—	(484)
Preferred stock dividend	—	(162)
Net loss available to common shareholders	$(480)	$(1,413)
Loss per common share:
Basic	$(0.01)	$(0.04)
Diluted	$(0.01)	$(0.04)
Weighted average common shares outstanding:
Basic	67,632	37,452
Diluted	67,632	37,452

The accompanying notes to condensed consolidated financial
statements are an integral part of these statements.

Force Protection, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2007 (Restated)	2006
	(In Thousands)
Cash flows from operating activities:
Net loss	$(480)	$(767)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities –
Depreciation and amortization	702	184
Deferred tax benefit	(3,130)	—
Income tax benefit realized from stock options exercised	(2,276)	—
Stock-based compensation	1,072	653
Common stock issued for services and other expenses		—
Allowance for doubtful accounts	(45)	—
Provision for inventory obsolescence	(299)	150
Warranty reserve	703	(33)
(Increase) decrease in assets –
Accounts receivable	(11,414)	2,250
Inventories	(37,523)	(1,250)
Other current assets	(2,280)	(104)
Increase (decrease) in liabilities –
Accounts payable	23,884	4,862
Due to United States government	984	—
Other current liabilities	10,194	(141)
Advance payments on contracts	(9,448)	1,135
Total adjustments	(28,876)	7,706
Net cash (used in) provided by operating activities	(29,356)	6,939
Cash flows from investing activities:
Capital expenditures	(16,820)	(642)
Net cash used in investing activities	(16,820)	(642)
Cash flows from financing activities:
Proceeds from issuance of common stock:
Other	1,012
Dividends on Series D preferred stock		(117)
Payments on debt		(1,250)
Income tax benefit realized from stock options exercised	2,276	—
Net increase in long-term liabilities	10	—
Net cash provided by (used in) financing activities	3,298	(1,367)
Increase (decrease) in cash and cash equivalents	(42,878)	4,930
Cash and cash equivalents at beginning of period	156,319	1,217
Cash and cash equivalents at end of period	$113,441	$6,147
Supplemental cash flow information:
Cash paid during the period for
Interest, net of amounts capitalized	$16	$286
Income taxes	$625	$—
Supplemental schedule of noncash investing and financing activities:
Note payable, net of discount, issued as consideration for non-compete agreement	$390	$—

The accompanying notes to condensed consolidated financial
statements are an integral part of these statements.

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.              Summary of Significant Accounting Policies

Organization and Description of the Business

Force Protection, Inc., reincorporated under the laws of Nevada in 2005, and its subsidiaries, is an important provider of blast- and ballistic-protected products used to support armed forces and security personnel in harm’s way. We design, manufacture, test, deliver and support our blast- and ballistic-protected products with the purpose to increase survivability of the users of the products. Our specialty vehicles, which we believe are at the forefront of blast- and ballistic-protected technology, are designed to protect their occupants from landmines, hostile fire, and improvised explosive devices (“IEDs”). Our primary customer is the United States Department of Defense (“DoD”) where we service two principal services, the U. S. Army and U. S. Marine Corps.

References herein to “Force Protection,” the “Company,” “we,” “our,” or “us” refer to Force Protection, Inc. and its subsidiaries unless otherwise stated or indicated by context.

Commencing in March 2008, in conjunction with the preparation of our consolidated financial statements for the year ended December 31, 2007, we undertook a comprehensive review of our previously issued unaudited condensed consolidated financial statements for the periods ended March 31, 2007, June 30, 2007 and September 30, 2007, collectively referred to as the (Quarterly Financial Statements). As a result of this review, we have determined that the previously issued unaudited Quarterly Financial Statements were not prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and we have restated those previously issued Quarterly Financial Statements. The condensed consolidated financial statements for the period ended March 31, 2007, include the effects of these restatements. (See Note 2, Restatement and Reclassification of Previously Issued Condensed Consolidated Financial Statements).

Basis of Presentation and Consolidation

These unaudited condensed consolidated financial statements should be read in conjunction with (i) our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the United States Securities and Exchange Commission (“SEC”) on March, 16, 2007, as amended on July 12, 2007 and on October 15, 2007, and (ii) because of the timing of the filing of this amended Quarterly Report on Form 10-Q/A Amendment No. 2, our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on September 15, 2008.  These unaudited condensed consolidated financial statements have been prepared pursuant to Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made herein are adequate to make the information not misleading.

The unaudited results of operations for the interim periods shown in these financial statements are not necessarily indicative of operating results for the entire year. In our opinion, the accompanying condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state the financial position, results of operations and cash flows for each interim period presented.

These unaudited condensed consolidated financial statements include the assets, liabilities, revenues and expenses of our two wholly owned subsidiaries, Force Protection Industries, Inc. and Force Protection Technologies, Inc.  We eliminate from our financial results all significant intercompany accounts and transactions.

Use of Estimates

The preparation of our unaudited condensed consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but are not limited to: (1) revenue recognition; (2) allowance for doubtful accounts; (3) definitization and advance payments on contracts; (4) inventory costs and reserves; (5) asset impairments; (6) depreciable lives of assets; (7) economic lives and fair value of leased assets; (8) income tax reserves and valuation allowances; (9) fair value of stock options;

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(10) allocation of direct and indirect cost of sales; and (11) contingent liabilities, warranty, and litigation reserves. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our unaudited condensed consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluation, as considered necessary. Actual results could differ from those estimates.

Risks and Uncertainties

We are exposed to a number of risks in the normal course of our operations that could potentially affect our financial position, results of operations, and cash flows.

Customer Concentration

Substantially all of our revenue comes from our DoD contracts either as a prime contractor or as a subcontractor to another prime contractor to the U.S. government.  Revenue from those contracts approximated 80% and 93% of Net sales for the three months ended March 31, 2007 and 2006, respectively.  Our accounts receivable from the U.S. government as of March 31, 2007 was 92 % of our accounts receivable.

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

There are certain federal laws that, while not specifically directed at us as a contractor, may affect our U.S. government contracts. The Anti-Deficiency Act is one of the major laws through which Congress exercises its constitutional control of the public purse. The Anti-Deficiency Act indirectly regulates how the agency awards our contracts and pays our invoices. Accounts receivable related to DoD contracts approximated 92% of our accounts receivable as of March 31, 2007.

Our operations also are subject to a broad range of environmental, health and safety laws and regulations in the jurisdictions in which we operate. These laws and regulations impose increasingly stringent environmental, health and safety protection standards and permitting requirements regarding, among other things, air emissions, wastewater storage, treatment and discharges, the use and handling of hazardous or toxic materials, waste disposal practices, and the remediation of environmental contamination and working conditions for our employees. Some environmental laws, such as the U.S. Comprehensive Environmental Response, Compensation, and Liability Act, also known as CERCLA or Superfund, and comparable state laws, impose joint and several liability for the cost of environmental remediation, natural resource damages, third-party claims, and other expenses, without regard to the fault or the legality of the original conduct, on those persons who contributed to the release of a hazardous substance into the environment.

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

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

Revenue Recognition

Substantially all of our revenues from the U.S. government and certain of our revenues from others are earned pursuant to written contractual arrangements to design, develop, manufacture and/or modify blast- and ballistic-protected products and to provide related engineering and technical or other services according to the specifications of the buyers (customers). These contracts are generally fixed-price, cost-reimbursable, or time and material based. We recognize revenues and earnings on fixed-production contracts, whose units are produced and delivered in a continuous or sequential process, based upon the unit’s contract selling price as we deliver it and the customer’s formal acceptance of the unit. We charge the actual unit cost to Cost of sales.

We define formal acceptance under the U.S. government contract as taking place when a representative of the U.S. government signs the United States Form DD250 entitled “Material Inspection and Receiving Report.” Under the Federal Acquisition Regulation (“FAR”), a signed Form DD250 signifies contractual inspection and acceptance by the United States of the work performed by Force Protection. A signed Form DD250 also is the event contractually obligating the U.S. government to pay us for the approved goods or services (subject to any “definitization” contractual adjustment(s), as discussed below).

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

In accordance with standard industry practice, there is a representative from the United States Defense Contract Management Agency (“DCMA”) acting as a contractual representative of the U.S. government present at our facilities. This DCMA representative inspects each vehicle as it is delivered by us, and upon confirmation of the vehicle’s conformity with the contractual specifications, the inspector or other contractually designated official signs the Form DD250 and formally accepts delivery of the vehicle. We only recognize revenues arising from our U.S. government contracts upon execution of the Form DD250 by the DCMA inspector.

Under some of our U.S. government contracts, we receive performance-based payments based on completion of specific milestones stipulated under the contract (for example, completion of manufacturing fabrication). We report these payments as Advance payments on contracts in our condensed consolidated balance sheets until the final delivery of the products and formal acceptance by the U.S. government as evidenced by an executed Form DD250. As discussed above, upon acceptance of the products and the execution of the Form DD250, we recognize the full sale price of the product as revenue.

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

Definitization / Due to the United States government

Our contracts with the U.S. government are negotiated as either a “sole source” or “open competition” bid process. A sole source process is one in which we are the sole bidder for the contract. An open competition could involve various bidders. Once a bid is accepted, the U.S. government usually expects work to commence immediately. An open competition results in a final agreed-upon contract price to which the U.S. government has agreed. A sole source process results in an agreed-upon contract with the U.S. government, subject to an adjustment process at a later date, termed the “definitization process.” The definitization process commences upon awarding of a contract, whereby the U.S. government undertakes a detailed review of our costs involved in the manufacturing and delivery process. We then work with the U.S. government to determine an adequate and fair final contract price. We have the right to submit proposed prices, but they are subject to final review and approval by the contracting officer, who may require that we use different prices. Although both parties make an effort to definitize the contract as quickly as possible, the process is time consuming and can take months to complete. In addition, if an agreement is not reached as to price by a specific date, the contracting officer may unilaterally determine a price. During definitization, we are usually required to perform the contract work and make deliveries before the final contract price has been established. For this reason, as part of the original award, we bill the U.S. government at a predetermined price that is used for invoicing and accounting purposes pending final definitization.

As a result of the adjustments related to the definitization process, we recognize a liability, Due to United States government, and reduce gross sales to arrive at net sales. As of March 31, 2007 and December 31, 2006, our liability for contracts subject to the definitization process has been estimated based upon an expected adjustment percentage.

Sales Returns and Allowance for Doubtful Accounts

Historically, we have not encountered sales returns or significant uncollectible accounts receivable and we do not anticipate them in the near future.  The majority of our accounts receivable are with the U. S. government and we do not maintain an allowance for doubtful accounts for those accounts due to the credit-worthiness of the U. S.

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

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

Inventories

We carry our inventories at the lower of their cost or market value, reduced by reserves for excess and obsolete items. Cost is determined using the first-in, first-out (“FIFO”) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excess quantities, and other factors in evaluating net realizable value.

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

We retain fully depreciated assets in property and accumulated depreciation accounts until we remove them from service. In the case of sale, retirement, or disposal, the asset cost and related accumulated depreciation balance is removed from the respective account, and the resulting net amount, less any proceeds, is included as a component of income from operations in the unaudited condensed consolidated statements of operations.

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

We recognize escalated rents, including any rent holidays, on a straight-line basis over the term of the lease for those lease agreements where we receive the right to control the use of the entire leased property at the beginning of the lease term.

We test for impairment of long-lived assets, including intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group (hereinafter referred to as “asset group”) may not be recoverable by comparing the sum of the estimated undiscounted future cash flows expected to result from use of the asset group and its eventual disposition to the carrying value. If the sum of the estimated undiscounted future cash flows is less than the carrying value, an impairment determination is required. The amount of impairment is calculated by subtracting the fair value of the asset group from the carrying value of the asset group. An impairment charge, if any, is recognized within Operating income (loss).

Intangible Assets

We amortize the cost of intangible assets over their respective estimated useful lives on a straight-line basis. The amortization periods are as follows:

Years
Licenses	3
Non-compete agreements	4
Customer base	2
Special expertise	2
Weighted-average useful lives	3

Investments in and Advances to Non-consolidated Affiliates

Equity method investments are recorded at original cost and adjusted periodically to recognize (i) our proportionate share of the investees’ net income or losses after the date of investment; (ii) additional contributions made and dividends or distributions received; and (iii) impairment losses resulting from adjustments to net realizable value. However, for contracts not yet novated to an equity method investee we continue to recognize the revenues and expenses from those contracts in our unaudited condensed consolidated financial statements.

We assess the potential impairment of our equity method investments. We determine fair value based on valuation methodologies, as appropriate, including the present value of estimated future cash flows, estimates of sales proceeds, and external appraisals. If an investment is determined to be impaired and the decline in value is other than temporary, we record a write-down.

Force Dynamics LLC

We entered into a joint venture with General Dynamics Land Systems Inc. (“GDLS”) on December 15, 2006 (“Workshare Agreement”) pursuant to which we and GDLS would fulfill the obligations of the Mine Resistant Ambush Protected (“MRAP”) Competitive Contract (“MRAP Competitive Contract”).               GDLS manufactures approximately 50% of the Cougar vehicles to be manufactured under, and performs approximately 50% of the life cycle support required by the MRAP Competitive Contract, based on revenues. We formed a Delaware limited liability company, Force Dynamics, LLC (“Force Dynamics”), to govern the terms of the joint venture. However, the MRAP Competitive Contract was awarded to us and not to Force Dynamics or GDLS. We have attempted to novate this contract to Force Dynamics, although the U.S. government has not yet agreed to the novation. If the contract is novated, we and GDLS may be required to guarantee payment of all liabilities and performance of all obligations that Force Dynamics will assume under the novated contract. We will not fund and Force Dynamics will remain inactive until such time the MRAP Competitive Contract is assigned to Force Dynamics.

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

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

Stock-Based Compensation

Force Protection does not have a formal stock option plan. However, we provided some of our employees stock-based compensation in the form of stock options and shares of our common stock. Prior to July 1, 2005, we accounted for those stock-based compensation awards using the recognition and measurement principles of the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations, and applied the disclosure-only provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, we recognized compensation expense on the date of grant only if the current market price of the underlying stock on the grant date exceeded the exercise price of the stock-based award.

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

In March 2005, the Staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. SAB No. 107 expresses the view of the SEC Staff regarding the interaction between FASB Statement No. 123(R) and certain SEC rules and regulations and provides the SEC Staff’s views regarding the valuation of share-based payment arrangements for public companies. The SEC Staff believes the guidance in SAB No. 107 will assist public companies in their initial implementation of FASB Statement No. 123(R) beginning with the first interim or annual period of the first fiscal year that begins after June 15, 2005.

Effective July 1, 2005, we adopted FASB Statement No. 123(R) using the modified prospective method. Under this method, compensation cost recognized during 2006 included: (1) compensation cost for the portions of all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123 amortized on a straight-line basis over the options’ remaining vesting period beginning July 1, 2005, and (2) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of FASB Statement No. 123(R) amortized on a straight-line basis over the options’ requisite service period. Pro forma results for prior periods have not been restated.

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

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

Litigation Reserve

We accrue for loss contingencies associated with outstanding litigation, claims and assessments for which management has determined it is probable that a loss contingency exists and the amount of loss can be reasonably estimated. We expense professional fees associated with litigation claims and assessments as incurred.

Research and development

We incur costs in connection with research and development programs that are expected to contribute to future earnings, and charge such costs against income as incurred. Research and development costs consist primarily of payroll and personnel related costs, contractor fees, infrastructure costs, and administrative expenses directly related to research and development support.

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

Recent Accounting Pronouncements

In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. FASB Statement No. 162 defines the order in which accounting principles that are generally accepted should be followed. FASB Statement No. 162 is effective for fiscal years beginning after November 15, 2008. We have not yet commenced evaluating the potential impact, if any, of the adoption of FASB Statement No. 162 on our consolidated financial position, results of operations, and cash flows.

In April 2008, the FASB issued Staff Position (“FSP”) No. FAS 142-3, Determination of Useful Life of Intangible Assets, (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We have not yet commenced evaluating the potential impact, if any, of the adoption of FSP FAS 142-3 on our consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FASB Statement No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

instruments, (ii) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. FASB Statement No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. FASB Statement No. 161 permits, but does not require, comparative disclosures for earlier periods at initial adoption. We have not yet commenced evaluating the potential impact, if any, of the adoption of FASB Statement No. 161 on our consolidated financial position, results of operations, cash flows or disclosures related to derivative instruments and hedging activities.

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

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, which establishes accounting and reporting standards that require (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within shareholders’ equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations; and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. FASB Statement No. 160 applies to fiscal years beginning after December 15, 2008. Earlier adoption is prohibited.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. FASB Statement No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. FASB Statement No. 159 also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. FASB Statement No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. FASB Statement No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We adopted FASB Statement No. 159 on January 1, 2008, and we did not elect the fair value option for any other financial instruments or certain other financial assets and liabilities that were not previously required to be measured at fair value.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We adopted FASB Statement No. 157 on January 1, 2008, and it did not have an impact on our consolidated financial position, results of operations and cash flows.

We have determined that all other recently issued accounting pronouncements will not have a material impact on our consolidated financial position, results of operations and cash flows, or do not apply to our operations.

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

2. Restatement and Reclassification of Previously Issued Condensed Consolidated Financial Statements

On February 29, 2008, we concluded we needed to restate our previously issued condensed consolidated financial statements for the third quarter of 2007 and delay the filing of our Annual Report on Form 10-K for the year ended December 31, 2007. On August 26, 2008, we concluded we needed to restate our previously issued unaudited condensed consolidated financial statements for the first and second quarters of 2007. We have concluded that misstatements in those previously issued financial statements were significant enough to warrant the restatement of the first, second, and third quarters of 2007. The misstatements primarily related to the recognition of revenue and liabilities in the proper periods and the determination of deferred incomes taxes. In connection with the restatement, certain presentation reclassifications have been made to conform to the current period presentation.

The following table summarizes the effects of the restatement and presentation reclassifications on our previously issued unaudited condensed consolidated financial statements:

Summary of increases (decreases) in Net income (unaudited)

March 31, 2007
(in thousands, except per share amounts)	Three months ended
Net income, as previously reported	$2,513
Net adjustments
Revenue recognition	4,666
Liability recognition	(8,779)
Inventory burden calculation	769
Stock-based compensation	(947)
Income tax expense	1,908
Other	(610)
Effect of restatement adjustments	(2,993)
Net loss, restated	$(480)

Basic earning (loss) per common share:
Net income, as previously reported	$0.04
Net adjustments
Revenue recognition	0.07
Liability recognition	(0.14)
Inventory burden calculation	0.01
Stock-based compensation	(0.01)
Income tax expense	0.03
Other	(0.01)
Effect of restatement adjustments	(0.05)
Net loss, restated	$(0.01)

Diluted earning (loss) per common share:
Net income, as previously reported	$0.04
Net adjustments
Revenue recognition	0.07
Liability recognition	(0.14)
Inventory burden calculation	0.01
Stock based compensation	(0.01)
Income tax expense	0.03
Other	(0.01)
Effect of restatement adjustments	(0.05)
Net loss, restated	$(0.01)

Revenue recognition

We did not recognize revenue in the appropriate quarters in 2007, including some instances when we recognized revenue when billable to the customer rather than at the earlier date when we earned the revenue. We also did not account for our advance payments on contracts in the appropriate quarters in 2007.

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

Inventory burden calculation

We did not properly determine our inventory for financial reporting purposes. We inappropriately included costs that were not part of the production process and we omitted other costs because they were not properly classified in cost of sales.

Liability recognition

We did not recognize our accounts payable in the appropriate quarters in 2007. In addition, we had overstated our warranty liability and understated our royalties payable.

Stock-based compensation

We did not properly apply the provisions of FASB Statement No. 123(R) related to determination of the volatility of the options granted in all quarters of 2007 and we did not properly determine the related current and deferred income tax expense related to the exercising of options in the first quarter of 2007 in our condensed consolidated financial statements. We also did not appropriately withhold the appropriate payroll taxes for one employee’s option exercise.

Income tax expense

As a result of the adjustments, we had to revise our previously calculated income tax expense for each quarter in 2007. We used our annual effective rate of 18.4% (See Note 12, Income Taxes).

Other

We did not properly account for prepaid insurance or the acquisition and disposition of property and equipment in the appropriate quarter in 2007. In addition, we did not account for certain of operating lease costs on a straight-line basis in each of the quarters in 2007.

Balance Sheet Impact

The following table sets forth the unaudited condensed consolidated balance sheet information for the Company, showing previously reported amounts, adjustments, reclassifications and restated and reclassified amounts as of March 31, 2007 (in thousands):

	As of March 31, 2007
	As Previously Reported	Adjustments	As Restated	Reclassifications	As Restated and Reclassified
Assets
Current assets:
Cash and cash equivalents	$113,441	$—	$113,441	$—	$113,441
Accounts receivable, net	43,791	9,703	53,494	—	53,494
Inventories	97,923	295	98,218	—	98,218
Deferred income tax assets	7,762	4,931	12,693	—	12,693
Other current assets	2,574	79	2,653	—	2,653
Total current assets	265,491	15,008	280,499	—	280,499
Property and equipment, net	23,388	202	23,590	—	23,590
Intangible assets, net	1,962	(80)	1,882	—	1,882
Deferred income tax assets	2,764	—	2,764	—	2,764
Total assets	$293,605	$15,130	$308,735	$—	$308,735

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

	As of March 31, 2007
	As Previously Reported	Adjustments	As Restated	Reclassifications	As Restated and Reclassified
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$54,811	$7,727	$62,538	$—	$62,538
Due to United States government (a)	—	7,007	7,007	—	7,007
Warranty reserve (b)	1,850	703	2,553	(2,553)	—
Other current liabilities (b)	—	—	—	13,634	13,634
Advance payments on contracts	5,173	(1,797)	3,376	—	3,376
Other accrued liabilities (b)	9,284	1,603	10,887	(10,887)	—
Current portion of long-term liabilities (b)	204	(10)	194	(194)	—
Total current liabilities	71,322	15,233	86,555	—	86,555
Other long-term liabilities	463	(17)	446	—	446
	71,785	15,216	87,001	—	87,001

Shareholders’ equity:
Common stock	68	—	68	—	68
Additional paid-in capital	250,705	4,692	255,397	—	255,397
Accumulated deficit	(28,953)	(4,778)	(33,731)	—	(33,731)
Total shareholders’ equity	221,820	(86)	221,734	—	221,734
Total liabilities and shareholders’ equity	$293,605	$15,130	$308,735	$—	$308,735

(a) Adjustments related to the definitization process, which were previously reported as part of the allowance for doubtful accounts, have been reclassified to report them as a liability, Due to United States government.

(b) Other accrued liabilities, warranty reserve, and current portion of long-term liabilities have been reclassified to Other current liabilities.

Statement of Operations Impact

The following table presents unaudited condensed consolidated statement of operations information for the Company showing previously reported amounts, adjustments and restated amounts for the three months ended March 31, 2007 (in thousands, except share data):

	For the three months ended March 31, 2007
	As previously reported	Adjustments	As restated
Net sales	$100,159	$4,666	$104,825
Cost of sales	78,404	6,721	85,125
Gross profit	21,755	(2,055)	19,700

General and administrative expenses	14,379	2,687	17,066
Research and development expenses	4,842	159	5,001
Operating income (loss)	2,534	(4,901)	(2,367)

Other income, net	1,788		1,788
Interest expense	(9)		(9)
Income (loss) before income tax (expense) benefit	4,313	(4,901)	(588)
Income tax (expense) benefit	(1,800)	1,908	108
Net income (loss)	$2,513	(2,993)	(480)
Earnings (loss) per common share:
Basic	$0.04	$(0.05)	$(0.01)
Diluted	$0.04	$(0.05)	$(0.01)

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

	For the three months ended March 31, 2007
	As previously reported	Adjustments	As restated
Weighted average common shares outstanding:
Basic	67,636		67,632
Diluted	68,005		67,632

Statement of Cash Flows Impact

The following table presents selected unaudited condensed consolidated statement of cash flows information for the Company showing previously reported cash flows, adjustments and restated cash flows for the three months ended March 31, 2007 (in thousands):

	For the three months ended March 31, 2007
	As previously reported	Adjustments	As restated

Net cash used in operating activities	$(27,169)	$(2,187)	$(29,356)
Net cash used in investing activities	(16,698)	(122)	(16,820)
Net cash provided by financing activities	989	2,309	3,298
Increase (decrease) in cash and cash equivalents	(42,878)	—	(42,878)
Cash and cash equivalents at beginning of year	156,319	—	156,319
Cash and cash equivalents at end of period	$113,441	$—	$113,441

3.              Accounts Receivable

Accounts receivable consists of the following (in thousands):

	As of March 31, 2007 (Restated)	As of December 31, 2006
U. S. government	$49,124	$39,770
Other accounts receivable	4,370	2,310
	53,494	42,080
Less: Allowance for doubtful accounts	—	(45)
Accounts receivable, net	$53,494	$42,035

Other accounts receivable primarily relate to the sale of excess raw materials to suppliers and others. Any gain or loss on these sales is included in Other income, net in the accompanying consolidated statement of operations. As of March 31, 2007, our accounts receivable from the U.S. government includes $3.0 million of earned and unbilled accounts receivable.

4.              Inventories

Inventories consist of the following (in thousands):

	As of March 31, 2007 (Restated)	As of December 31, 2006
Raw material and supplies	$82,935	$36,418
Work in process	15,283	23,978
Inventories	$98,218	$60,396

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

5.              Property and Equipment

Property and equipment consist of the following (in thousands):

	As of March 31, 2007 (Restated)	As of December 31, 2006
Land	$3,420	$—
Building	2,502	—
Leasehold improvements	4,070	1,534
Machinery and equipment; including tooling and molds	5,155	3,795
Computer equipment and software	3,540	2,757
Furniture and fixtures	2,922	1,023
Demonstration vehicles	1,096	1,096
Manuals	705	105
Vehicles	394	143
	23,804	10,453
Less: Accumulated depreciation	(2,133)	(1,489)
	21,671	8,964
Construction in progress	1,919	—
Property and equipment, net	$23,590	$8,964

Depreciation expense for the three months ended March 31, 2007 and March 31, 2006 was $0.6 million and $0.2 million, respectively.

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

Amount
Land	$2,100
Furniture and fixtures	800
Manuals	600
Intangible assets (See Note 6, Intangible Assets)	1,940
Total	$5,440

In March 2007, we purchased real and personal property located in Summerville, South Carolina, for $4.1 million in cash. We intend to use the facility as a product development and logistic services training center. The purchase price was allocated as follows (in thousands):

Amount
Land	$1,320
Building	2,502
Furniture and fixtures	278
Total	$4,100

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

Leases

We lease certain buildings under non-cancelable operating leases expiring on June 30, 2009; with four separate five-year renewal options which must be exercised six months prior to the expiration of the lease term. Our other operating leases generally have 3- to 5-year terms, with one or more renewal options, with terms to be negotiated at the time of renewal. Contingent rents are included in rent expense in the year incurred. The excess of cumulative rent expense (recognized on the straight-line basis) over cumulative rent payments made on leases with fixed escalation terms is recognized as straight-line rental accrual and is included in Other current  liabilities in the accompanying condensed consolidated balance sheets, as follows (in thousands):

	As of	As of
	March 31, 2007 (Restated)	December 31, 2006
Straight-line rental accrual	$316	$—

Construction in Progress

Amounts in construction in progress as of March 31, 2007 relate primarily to the construction of an assembly line at our Ladson, South Carolina manufacturing plant.

6.     Intangible Assets

Intangible assets consist of the following as of March 31, 2007 (in thousands):

	Gross Carrying Amount	Accumulated Amortization (Restated)	Net (Restated)
Licenses	$800	$22	$778
Non-compete agreement	540	11	529
Customer base	200	8	192
Special expertise	400	17	383
Total	$1,940	$58	$1,882

As discussed in Note 5, Property and Equipment, we acquired the above intangible assets in March 2007 in connection with the purchase of a research and development testing facility located in Edgefield, South Carolina.

Amortization expense for intangible assets for the three months ended March 31, 2007 was $0.1 million.

7.     Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	As of
	March 31, 2007 (Restated)	As of December 31, 2006
Current portion of other long-term liabilities	$194	$72
Compensation and benefits	3,995	1,223
Warranty reserves	2,553	1,850
Income tax payable	122	—
Vehicle fee payable	1,578	1,139
Liquidated damages settlement	4,876	607
Straight-line rent accrual	316	—
Other current liabilities	$13,634	$4,891

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

Compensation and Benefits — Gain Share Program

The compensation and benefits accrued liabilities account balance includes wages and benefits that were earned at the end of the applicable quarter, and not yet paid. Additionally, the compensation and benefits account balance may include an accrued liability amount attributable to our Gain Sharing Program for quarters in which gain sharing was approved but not paid. The Gain Sharing Program was authorized by the Board of Directors on March 1, 2007 and provides for additional compensation that is paid quarterly to employees during periods in which we earn net income. Under the gain share program, we distribute ten percent of each quarter’s net income equally to all employees.

Warranty Reserves

Warranty reserves consist of the following (in thousands):

	As of
	March 31, 2007 (Restated)	As of December 31, 2006
Balance at beginning of year	$1,850	$1,686
Charges to expense	733	164
Costs paid or otherwise settled	(30)	—
Balance at end of period	$2,553	$1,850

Vehicle Fee Payable

We are party to two long-term intellectual property agreements pursuant to which we have the right to use certain intellectual property technology relating to blast and ballistic-protected vehicles. One agreement is with the CSIR Defencetek (“CSIR”), a division of the Council for Scientific and Industrial Research, a statutory council established in accordance with the Laws of the Republic of South Africa. The other is with Mechem, a division of Denel Pty Ltd, a company established under the Laws of the Republic of South Africa. Under these agreements, we pay a per-vehicle royalty fee in exchange for the exclusive transfer to us of certain technology.

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

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

Liquidated Damages Settlement

On December 20, 2006, we completed a private placement of 13 million shares of our common stock to institutional investors at $11.75 per share, resulting in gross proceeds of $152.8 million. The proceeds, net of commissions, were $146.6 million. Per the Securities Purchase Agreement, we agreed to file a registration statement to register all 13 million shares of common stock for resale and distribution under the Securities Act of 1933, as amended, within 30 calendar days thereafter (January 19, 2007) and cause the registration statement to be declared effective by the SEC no later than 120 calendar days thereafter (April 19, 2007). If the registration statement registering these shares was not declared effective on or before the applicable date, then we were required to deliver to each purchaser, as liquidated damages, an amount equal to one and one third percent (1 1/3%) for each 30 days (or such lesser pro-rata amount for any period of less than 30 days) of the total purchase price of the securities purchased and still held by such purchaser pursuant to the Securities Purchase Agreement on the first day of each 30 day or shorter period for which liquidated damages were calculable. The registration statement for the shares issued became effective July 26, 2007. On October 15, 2007, we filed a prospectus supplement with respect to the registration statement.  Liquidated damage expense for the three months ended March 31, 2007 was $4.9 million and is included in General and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

8.     Advance payments on contracts

Advance payments on contracts consist of the following (in thousands):

	As of March 31, 2007 (Restated)	As of December 31, 2006

Iraqi Light Armored Vehicles (“ILAV”)	$3,242	4,260
Mastiff Protected Patrol Vehicles (“Mastiff”)	134	7,488
Other	—	1,076
Advance payments on contracts	$3,376	$12,824

9.     Other Long-term Liabilities

Other long-term liabilities consist of the follow items (in thousands):

	As of March 31, 2007 (Restated)	As of December 31, 2006
Non-compete agreement	$417	$—
Equipment note payable	223	240
	640	240
Less: Current portion (included in Other current liabilities)	(194)	(72)
Other long-term liabilities	$446	$168

As discussed above in Note 5, Property and Equipment, we purchased the research and developmental testing facility of NEWTEC Services Group, Inc., located near Edgefield, South Carolina, for $5,500,000 ($5,050,000 in cash and $450,000 note payable).  We discounted the note using an implied interest rate of 7.25%.  The note is payable in annual of installments of $150,000 on January 1, 2008, 2009, and 2010.

In October 2006, we acquired capital equipment valued at $234,875 using a note with implied interest of 11.25% from the supplier with a repayment based on usage of materials used with the equipment. It is expected that based on usage estimates the note payments in 2008 and 2009 will be $92,608 and $13,838, respectively.

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

In April 2007, we acquired capital equipment valued at $52,893 at an interest rate of 8.15% from the supplier with repayments based on a 36 month term.

10.  Shareholders’ Equity

Authorization of Shares

We have the authority to issue 310 million shares, in aggregate, consisting of 300 million shares of common stock and 10 million shares of preferred stock, of which 1,600 have been designated “Series A,” 25 of which have been designated as “Series B,” 150 of which have been designated as “Series C” and 20,000 of which have been designated as “Series D.” By shareholder’s resolution effective January 1, 2005, all classes of stock were declared to have a par value of $0.001 per share.

Common Stock Transactions

During the three months ended March 31, 2007, employees exercised stock options to purchase 1,198,681 shares of our common stock valued at $1.0 million. We also issued 4,348 shares of our common stock related to 2006 employee stock option exercises that were identified as shares to be issued in shareholders’ equity as of December 31, 2006.

We cancelled 27,700 shares relating to the December 2006 Private Investment in Public Equity (“PIPE”) offering.

We issued 26,789 shares of common stock to members of the board of directors as 2006 compensation, which were identified as shares to be issued in shareholders’ equity as of December 31, 2006.

We issued 50,000 shares of common stock granted in June 2006 to an employee which vested and were issued on January 1, 2007.

11.  Stock Based Compensation

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

We did not grant stock options during the three months ended March 31, 2007.  We used the Black-Scholes valuation model to determine the fair value options granted during the year ended December 31, 2006. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility. Because our trading history is shorter than the expected life of the options, we used historical stock price volatility data from comparable companies to supplement our own historical volatility to determine expected volatility assumptions. We do not pay a dividend, and we do not include a dividend payment as part of our pricing model. Risk-free interest rates are based on U.S. Treasury Strip yields, compounded daily, consistent with the expected lives of the options. Because we do not have a sufficient history of option exercise or cancellation, we estimated the expected life of the options to be two years, which for a majority of the options was the midway point.  Under the Black-Scholes option-pricing model, the weighted- average fair value per share of employee stock options granted during the year ended December 31, 2006 was $0.03, the last year options were granted.

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

The fair value of our options was estimated using the following assumptions:

	For the three months ended March 31,
	2007 (Restated)	2006
Expected volatility	—	45.82% - 70.31%
Risk-free interest rate	—	4.40% - 4.97%
Expected forfeiture rate	—	5.00%
Dividend yield	—	—%
Stock price on date of grants	—	$0.77-$7.48
Expected option terms (in years)	—	2
Expected duration from grant to expiration (in years)	—	4 and 5
Option vesting term (in years)	—	5

The following summarizes stock option activity for the three months ended March 31, 2007:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2006	1,959,665	$2.63
Granted	—	—
Exercised	(1,194,333)	$0.85
Forfeited/expired	—	—
Options outstanding at March 31, 2007	765,332	$5.42
Options exercisable at March 31, 2007	$390,107	$3.43
Options available for grant at March 31, 2007 (a)	—	—

(a) Force Protection did not have a formal stock option plan as of March 31, 2007.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2007.

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50-$7.48	765,332	3.4	$5.42	390,107	$3.43

Stock Grants

The following table summarizes supplemental information about non-vested stock grants activity for the three months ended March 31, 2007.

	Number of Shares	Weighted average per share grant price
Outstanding as of December 31, 2006	191,026	$5.48
Shares granted	—	—
Shares vested	(50,000)	$6.45
Outstanding as of March 31, 2007	141,026	$5.14

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

Stock-based compensation

Stock-based compensation includes the expense associated with both stock options granted to employees and stock grants issued to employees and is recognized in General and administrative expenses in the condensed  consolidated statement of operations as follows (in thousands):

	For the three months ended March 31,
	2007 (Restated)	2006
Stock options	$971	$102
Stock grants	101	0
Total stock based compensation	$1,072	$102

12.  Income Taxes

We provide for income taxes using the liability method in accordance with FASB Statement No. 109, Accounting for Income Taxes. In accordance with APB Opinion No. 28, Interim Financial Reporting, and FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods, the provision for taxes on income recognizes our estimate of the effective tax rate expected to be applicable for the full fiscal year, adjusted for the impact of any discrete events, which are reported in the period in which they occur. Each quarter, we re-evaluate our estimated tax expense for the year and make adjustments for changes in the estimated tax rate. Additionally, we evaluate the realizability of our deferred tax assets on a quarterly basis. Our evaluation considers all positive and negative evidence and factors, such as the scheduled reversal of temporary differences, historical and projected future taxable income or losses, and prudent and feasible tax planning strategies.

The Income tax benefit for the three ended March 31, 2007 was based on the estimated effective tax rates applicable for the fiscal year ended December 31, 2007, after considering items specifically related to the interim period. The Income tax benefit for the three-month period ended March 31, 2006 was based on the estimated effective tax rates applicable for the fiscal year ended December 31, 2006, after considering items specifically related to the interim period.

Force Protection is subject to U.S. federal, state, and local income taxes. Loss before income tax benefit is as follows (in thousands):

	For the three months ended March 31,
	2007 (Restated)	2006
Loss before income tax benefit	$(588)	$(767)

A reconciliation of statutory federal income tax benefit rate to the actual income tax benefit rate is as follows:

	For the three months ended March 31,
	2007 (Restated)	2006
Income tax benefit at statutory rate	35.00%	35.00%
(Increase) decrease in tax rate resulting from:
State income taxes, net of federal tax benefit	4.70%	3.25%
(Increase) decrease in valuation allowance	—%	(38.25)%
Reversal of other tax accruals no longer required	(8.21)%	—%
Research and development credit	(11.63)%	—%
Other	(2.55)%	—%
Nondeductible items	1.05%	—%
Effective income tax benefit rate	18.36%	—%

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

The effective tax rate is the provision for income taxes as a percent of income before income taxes.  The 2007 effective rate is lower than the expected federal statutory rate of 35 % primarily due to the state income taxes, reversal of other tax accruals no longer required, research and development credits, and certain nondeductible items at the statutory rate.

As a result of the adoption of FASB Statement No. 123(R), our deferred tax assets at March 31, 2007 and December 31, 2006 do not include excess tax benefits from stock option exercises. Shareholders’ equity will be increased if these excess tax benefits are ultimately realized.

We adopted FASB Interpretation No. 48, on January 1, 2007.  FASB Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FASB Statement No. 109 does not prescribe a recognition threshold or measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. FASB Interpretation No. 48 clarifies the application of FASB Statement No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in a company’s financial statements. Additionally, FASB Interpretation No. 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

13.  Earnings (Loss) Per Common Share

The following table shows the information used in the calculation of basic and diluted loss per common share (in thousands, except number of shares and per share amounts):

	Three Months Ended March 31,
	2007 (Restated)	2006
Numerator – Basic and Diluted:
Net loss	$(480)	$(767)
Less: Accretion of Series D 6% convertible preferred stock	—	(484)
Less: Preferred dividends	—	(162)
Loss available for common shareholders – basic and diluted:	$(480)	$(1,413)
Denominator:
Weighted average common shares outstanding – basic and diluted	67,631,600	37,451,698
Basic and diluted loss per common share:
Loss available for common shareholders – basic and diluted	$(0.01)	$(0.04)

The calculation of basic loss per common share is based on the weighted-average number of our common shares outstanding during the applicable period. The calculation for diluted loss per common share recognizes the effect of all dilutive potential common shares that were outstanding during the respective periods, unless their impact would be antidilutive.  We use the treasury stock method to calculate the dilutive effect of stock options and other common stock equivalents (potentially dilutive shares). Diluted earnings per common share recognizes the dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. These potentially dilutive shares include: (1) Series D 6% Convertible Preferred Stock, (2) warrants,

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(3) stock options, and (4) stock grants. We excluded 468,390 and 9,229,931 common stock equivalents for the three months ended March 31, 2007 and 2006, respectively, from the calculation of diluted loss per share because they were anti-dilutive.

14.  Related Party Transactions

Our former Chief Executive Officer, Mr. Gordon McGilton, was a principal of APT Leadership, a consulting firm we hired to provide various business consulting services, training seminars and certain business software. APT Leadership billed Force Protection $0.2 million and $0.1 million for the three months ended March 31, 2007 and 2006, respectively.  Mr. McGilton disclosed to the board of directors each year that he did not receive any dividends, distributions or other compensation from APT Leadership at any time while an employee of the Company.  Further, Mr. McGilton disclosed that as of December 31, 2007 he transferred his interest in APT Leadership to the other owner for $1 in consideration.  In addition, as part of the process to determine our income tax expense for the year ended December 31, 2007, we discovered in August 2008, that we did not withhold the proper amount of federal income taxes for Mr. McGilton in connection with his exercise of stock options in January 2007 and, as a result, Mr. McGilton effectively owed us $315,085 as of March 31, 2007, which is included in Other current assets in the accompanying unaudited condensed consolidated balance sheets. Mr. McGilton repaid this amount on September 11, 2008.

On February 18, 2006, we entered into a Modification and Assignment Agreement with Longview Fund , LP and Longview Equity Fund, LP (collectively, “Longview”) pursuant to which we paid $1.3 million against the principal balance of the secured promissory notes (“Notes”) and extended the maturity date of the Notes for an additional 60 days. In addition, we consented to the assignment of $2.5 million of the Notes to Fort Ashford Funds LLC (“Fort Ashford”). Mr. Frank Kavanaugh, a former director of Force Protection, is the principal owner of Fort Ashford and at such time was a substantial shareholder of our common stock. Mr. Kavanaugh’s relationship to Fort Ashford Funds LLC was fully disclosed to us and Mr. Kavanaugh did not participate in the negotiations or decision process with respect to the Modification and Assignment Agreement. We paid $87,510 to Longview and $50,000 to Fort Ashford in cash as compensation for the extension of the maturity dates of the Notes.

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

15.       Commitments and Contingencies

Financing Commitments-Credit Facility

On July 20, 2007, we entered into a revolving credit agreement with Wachovia Bank. Borrowings under the credit agreement bear interest at a floating rate per annum equal to the one-month London Interbank Offered Rate (“LIBOR”) market index plus 2.0%. The original amount of the agreement was $50 million and all amounts payable under this credit agreement were originally due and payable on September 30, 2007. We have entered into several modification agreements with the lender to reduce the principal amount to $30 million and to extend the maturity of the credit agreement to October 31, 2008. Until October 31, 2008, we may borrow, repay, and re-borrow amounts under the terms of the note as long as the total principal balance outstanding does not to exceed $30 million. Amounts payable under the credit agreement are secured by a pledge of all of our personal property and fixtures. There are no assurances that Wachovia will extend the terms of this financing agreement beyond October 31, 2008.

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

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

Shareholder Class Action and Derivative Complaints

On March 10, 2008, the first of ten related class action lawsuits was filed against us and certain of our former and current board members or officers in the United States District Court for the District of South Carolina Charleston Division on behalf of a proposed class of investors who purchased or otherwise acquired our securities during the period between August 14, 2006 and February 29, 2008. The complaints seek class certification, and the allegations include but are not limited to allegations that the defendants violated the Securities Exchange Act of 1934 and made false or misleading public statements and/or omissions concerning our business, internal controls, and financial results. The plaintiffs assert that as a result of the defendants’ allegedly wrongful acts and omissions, members of the proposed class have suffered significant losses and damages. The individual class action lawsuits were consolidated on June 10, 2008 under caption ‘In Re Force Protection, Inc. Securities Litigation, Action No. 2: 08-cv-845-CWH.’ On June 20, 2008, a group of investors consisting of the Laborers’ Annuity and Benefit System of Chicago, Gary Trautman, David J. Jagar, Bhadra Shah, Panteli Poulikakos, George Poulikakos, and Niki Poulikakos was appointed lead plaintiff.

Between March 27, 2008 and May 28, 2008, various alleged shareholders filed derivative lawsuits against former and current officers or board members wherein the plaintiff shareholders are seeking damages for the Company. The Company has been named a nominal defendant in each derivative lawsuit. Four (4) derivative lawsuits are pending in the United States District Court for the District of South Carolina Charleston Division; two (2) derivative lawsuits are pending in Charleston, South Carolina Circuit Court; and one (1) derivative lawsuit is pending in Clark County, Nevada District Court. The plaintiff shareholders’ allegations include and are not limited to allegations of breach of fiduciary duties, abuse of control, gross mismanagement, and waste of corporate assets, unjust enrichment in connection with the Company’s public statements regarding its operations and financial results, internal controls, compensation of certain defendants, and alleged insider stock sales by certain defendants.

Other disputes

On August 21, 2007, we filed suit against Protected Vehicles, Inc. (“PVI”) and Garth Barrett, Thomas Thebes, and Paul Palmer, three of PVI’s employees (all of whom were former employees of Force Protection) in the United States District Court for the District of South Carolina. In the complaint, we allege that the named defendants used our confidential information and trade secrets to create a competing business. We seek injunctive relief, unspecified damages, attorneys’ fees and costs. The defendants have answered our complaint and filed counterclaims against us. In their answers and counterclaims, the defendants allege, among other things, that we and several of our current and former officers and directors engaged in: certain transactions (including transactions with Force Protection) in which such officers and directors maintained a financial interest; backdating and certain other improper acts in connection with certain stock issuances; allegedly wrongful acts with respect to a procurement contract with a foreign government; and other transactions involving alleged self-dealing and engaged in certain allegedly retaliatory acts in connection with defendants’ prior attempts to bring such activities to the attention of the Company’s personnel or governmental agencies. Defendants seek unspecified monetary damages, attorneys’ fees and costs. Defendants filed an amended counterclaim withdrawing three (3) of their causes of action, and have recently indicated they intend to file a second amended counterclaim. On January 18, 2008, the district court entered an order staying the litigation in light of an involuntary bankruptcy petition filed on January 15, 2008, in the United States Bankruptcy Court for the District of South Carolina with respect to PVI. On February 5, 2008, PVI filed a voluntary Chapter 7 petition. On March 28, 2008, the Chapter 7 proceeding was converted to a Chapter 11 proceeding. On June 20, 2008, the Bankruptcy Court remanded the litigation back to the District Court, and on September 3, 2008, the bulk of PVI’s assets, including certain rights and liabilities with respect to our suit against it,

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

were sold to a third party. On July 31, 2008, we settled our claim against Paul Palmer. Our claims against PVI and the third party (who has now been added as a defendant in the suit) are currently set to be tried in early 2009; the counterclaims against us have not been set for trial.

From February 2007 through April 2008, we received a total of 68 complaints from current and former employees filed with the United States Equal Employment Opportunity Commission alleging, among other things, race and/or gender discrimination. We have responded to the complaints as such responses have become due, and are investigating the allegations.

We are subject to a number of claims relating to our common shares. In one, certain investors have issued to Force Protection a demand for 481,492 shares of our common stock in connection with the investors’ conversion of their shares of our preferred stock and other damages relating to warrants the investors allege were granted but never distributed to them. In addition, on November 13, 2007, we were served with a lawsuit filed by former senior employee Murray Hammick against Force Protection Industries, Inc. and former Force Protection officers Gordon McGilton, Scott Ervin, and Frank Kavanaugh. The complaint, filed in the Charleston (South Carolina) County Court of Common Pleas, alleges, among other things, that Mr. Hammick is owed options to acquire approximately 83,000 shares of our common stock and certain back wages and sets forth claims for, inter alia, breach of contract, violation of the South Carolina Payment of Wages Act, retaliatory wrongful discharge, and defamation. We answered the complaint on January 25, 2008.

During the period from August 1, 2007 to November 23, 2007, Force Protection Industries, Inc. entered into three IT hosting and consulting agreements. A series of disputes arose from these contracts. Force Protection, Inc. has entered into settlement agreements for these claims totaling $2,275,362.

In early November 2007, the Department of State, Directorate of Defense Trade Controls (“DDTC”) advised us of a site visit planned for December 2007. In advance of that site visit, the DDTC requested, and we provided, certain documents and materials relating to our policies and procedures concerning company activity regulated by the International Traffic in Arms Regulations (“ITAR”). The site visit took place in mid-December 2007 and included a meeting with certain of our officers and interviews of certain of our employees involved with security, training, business development, human resources, information technology, empowered officials, engineering, contracts, manufacturing, program management, shipping, supply chain integrated logistics support and quality. Following the site visit, we received a letter from the DDTC regarding certain weaknesses it identified in our compliance program with respect to training, treatment of foreign visitors, overseas travel by personnel, export manuals, identifying data regarding ITAR hardware and services, and license tracking and requesting certain specific measures be undertaken. We are in the process of addressing those specific measures.

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

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

On February 8, 2008, a temporary independent contractor whose services we had terminated filed a complaint with the Occupational Safety and Health Administration (“OSHA”) which alleges a violation under the employee protection provisions of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002, 18 U.S.C. §1514A. The former independent contractor alleges that we terminated his engagement in retaliation for his allegation of certain corporate governance, government contracting, accounting and other irregularities. On April 18, 2008, we responded to the allegations, and are awaiting a recommendation and report from the OSHA investigator. In August 2008 the claimant submitted a proposed amended complaint which seeks to add additional claims and the current and former chief executive officers as defendants.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) has been restated to reflect certain adjustments to our unaudited condensed consolidated financial information previously reported in our Quarterly Report on Form 10-Q/A for the period ended March 31, 2007, filed with the SEC on May 15, 2007, as amended July 19, 2007.  See “Restatement” below for additional information.  MD&A is designed to provide information that is supplemental to, and should be read together with, our unaudited condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q/A Amendment No. 2 and because of the timing of the filing of this Quarterly Report on Form 10-Q/A Amendment No. 2, the Annual Report on Form 10-K for the year ended December 31, 2007 filed on September 15, 2008, which included restated 2007 quarterly information.

Information in this MD&A is intended to assist the reader in obtaining an understanding of our unaudited condensed consolidated financial statements, the changes in certain key items in those financial statements from period to period, the primary factors that accounted for those changes, and any known trends or uncertainties that we are aware of that may have a material effect on our future performance, as well as how certain accounting principles affect our unaudited condensed consolidated financial statements. MD&A includes the following sections:

•                  Highlights and Executive Summary

•                  Overview

•                  Restatement

•                  Results of Operations—an analysis of our unaudited condensed consolidated results of operations for the three months ended March 31, 2007 and 2006

•                  Liquidity and Capital Resources—an analysis of the effect of our operating, financing and investing activities on our liquidity and capital resources

•                  Off-Balance Sheet Arrangements—a discussion of such commitments and arrangements

•                  Dividends—our dividend history

•                  Critical Accounting Policies and Estimates—a discussion of accounting policies that require significant judgments and estimates

•                  New Accounting Pronouncements—a summary and discussion of our plans for the adoption of new accounting standards relevant to us

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A Amendment No. 2 contains both historical and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q/A Amendment No. 2 that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial position, results of operations, cash flows and business. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue” and other words and terms of similar meaning. These forward-looking statements include, among other things:

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

These forward-looking statements were based on expectations about future events at the time they were made and are subject to numerous uncertainties and factors, all of which are difficult to predict and many of which are beyond our control. Many factors mentioned in our discussion in this Quarterly Report on Form 10-Q/A Amendment No. 2 will be important in determining future results. We do not know whether the expectations reflected in these forward-looking statements will prove correct. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including those described under “Risk Factors” in our other periodic reports we file with the SEC.

In addition, this Quarterly Report on Form 10-Q/A Amendment No. 2 contains historical information, forecasts and estimates regarding defense expenditures by the U.S. federal government, actual and anticipated procurement of armored vehicles and similar matters. This historical data and these forecasts and estimates have been obtained from publicly available information, industry publications, trade associations and data compiled by independent market research firms. However, we have not independently verified this information and we cannot assure you that it is accurate or that these forecasts and estimates will prove correct.

When used in this Quarterly Report on Form 10-Q/A Amendment No. 2, except as specifically noted otherwise, the term “Force Protection, Inc.” refers to Force Protection, Inc. only, and the terms “Company,” “we,” “our,” “ours” and “us” refer to Force Protection, Inc. and its consolidated subsidiaries.

Highlights and Executive Summary

We are an important provider of blast- and ballistic-protected products used to support armed forces and security personnel in harm’s way. We design, manufacture, test, deliver and support our blast- and ballistic-protected products with the purpose to increase survivability of the users of the products. Our specialty vehicles, which we believe are at the forefront of blast- and ballistic-protected technology, are designed to protect their occupants from landmines, hostile fire, and improvised explosive devices (“IEDs”). We are an important provider of vehicles for the U.S. military’s Mine Resistant Ambush Protected (“MRAP”) vehicle program, which is currently one of the highest priority acquisition programs for the U.S. Department of Defense (“DoD”), according to a memorandum from Secretary of Defense Robert Gates dated May 2, 2007.

Through an acquisition in 2002, we began shifting our principal focus from our then existing recreational watercraft production business to the production of mine clearing and armored vehicles. Our business began to grow exponentially when we were awarded contracts by the U.S. military in 2005 and each year after that. By 2007, substantially all of our net sales were derived from work performed directly or indirectly under U.S. government contracts. For the three months ended March 31, 2007 and 2006, our net sales totaled $104.8 million and $34.8 million, respectively, and our net loss available to common shareholders totaled $(480,000) and $(1.4) million, respectively.

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

Restatement

Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 2 has been restated to reflect certain adjustments to our unaudited condensed consolidated financial information previously reported in our quarterly report on Form 10-Q/A for the period ended March 31, 2007, filed with the SEC on May 15, 2007, as amended July 19, 2007.  On February 29, 2008, we concluded we needed to restate our previously issued  unaudited condensed consolidated financial statements for the third quarter of 2007 and delay the filing of our Annual Report on Form 10-K for the year ended December 31, 2007. On August 26, 2008, we concluded we needed to restate our previously issued unaudited condensed consolidated financial statements for the first and second quarters of 2007. We have concluded that misstatements in those previously issued financial statements were significant enough to warrant the restatement of the first, second, and third quarters of 2007. The misstatements primarily related to the recognition of revenue and liabilities in the proper periods and the determination of deferred incomes taxes. In connection with the restatement, certain presentation reclassifications have been made to conform to the current period presentation.  See Note 2, Restatement and Reclassification of Previously Issued Condensed Consolidated Financial Statements, in the accompanying unaudited condensed financial statements for additional information.

Results of Operations

The following discussion and analysis is based on our unaudited condensed consolidated statements of operations, which reflect our results of operations for the three months ended March 31, 2007 and 2006, as prepared in accordance with GAAP.

The following tables present our vehicle sales and our results of operations for the three months ended March 31, 2007 and 2006, as well as the percentage changes from period to period:

	For the three months ended March 31,
Units Sold	2007 (Restated)	2006	Percentage Change
Buffalo	18	3	500%
Cougar (all variants)	181	45	302%
Cheetah	—	—	—
Total units sold	199	48	315%

	For the three months ended March 31,
(in thousands)	2007 (Restated)	2006	Percentage Change

Net sales	$104,825	$34,803	201%
Cost of sales	85,125	28,165	202%
Gross profit	19,700	6,638	197%

General and administrative expenses	17,066	5,961	186%
Research and development expenses	5,001	664	653%
Operating income (loss)	(2,367)	13	n/m
Other income, net	1,788	27	n/m
Interest expense	(9)	(807)	(99)%
Loss before income tax benefit	(588)	(767)	(23)%
Income tax benefit	108	—	n/m
Net loss	(480)	(767)	(37)%
Accretion of Series D 6% convertible preferred stock	—	(484)	n/m
Preferred stock dividend	—	(162)	n/m
Loss available to common shareholders	$(480)	$(1,413)	(66)%

n/m – not meaningful

Three Months Ended March 31, 2007, as Restated

Comparison of Results of Operations for the Three Months Ended March 31, 2007 and 2006

Units sold

The increase in vehicles sold in the comparative periods is primarily due to an increase in Iraqi Light Armored Vehicles (“ILAV”) vehicles sold and the vehicles sold pursuant to the MRAP program. The vehicles sold under such program, which started shipping in the first quarter of 2007, represent approximately 17% of the vehicles sold in the three months ended March 31, 2007.

Net sales

The increase in net sales for the comparative periods is attributable to an increase in volume of vehicle deliveries, spare parts, and logistics services (field service representatives and technical publications). The mix of vehicles delivered and spares parts and logistics sales and the percentage change in the comparative periods are set forth in the following tables:

	For the three months ended March 31,
(in thousands)	2007 (Restated)	2006	Percentage Change
Buffalo	$10,996	$1,489	638%
Cougar (all variants)	74,947	32,098	133%
Spare parts and logistics	18,882	1,216	1,453%
	$104,825	$34,803	201%

Cost of sales and Gross profit

	For the three months ended March 31,
(in thousands)	2007 (Restated)	2006
Cost of sales	$85,125	$28,165
Gross margin percentage	18.8%	19.1%

Gross margins decreased by .3 percentage points for the three months ended March 31, 2007 compared with the three months ended March 31, 2006. The decrease was primarily due to operating inefficiencies. We define the gross margin percentage as net sales less cost of sales divided by net sales.

General and administrative expenses

	For the three months ended March 31,
	2007 (Restated)	2006
As a percentage of net sales	16.3%	17.1%

General and administrative expenses as a percentage of net sales decreased .8 percentage points for the three months ended March 31, 2007 compared with the three months ended March 31, 2006. The decrease was primarily due to leveraging selling and administrative support functions over an increasing business base, partially offset by a liquidated damage charge of $4.9 million resulting from the delayed registration of a private placement of public equity. See Note 7, Other Current Liabilities, in the accompanying unaudited condensed consolidated financial statements.

Research and development expenses

	For the three months ended March 31,
	2007 (Restated)	2006
As a percentage of net sales	4.8%	1.9%

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

Income tax benefit

We recorded an income tax benefit for the 2007 period as a result of our pre-tax loss. The effective income tax rate for the 2007 period was approximately 18%. No income tax benefit was recorded as a result of the pre-tax loss for the comparable 2006 period. See Note 12, Income Taxes, in the accompanying unaudited condensed consolidated financial statements.

Series D convertible preferred stock dividends and accretion

There were no preferred stock dividends or accretion of preferred stock in the 2007 period since all preferred stock was converted to common stock in 2006.

Net income (loss) available to common shareholders

	For the three months ended March 31,
(in thousands, except per share)	2007 (Restated)	2006
Net (loss) available to common shareholders	$(480)	$(1,413)
Diluted (loss) per common share	$(0.01)	$(0.04)

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

Sources and Uses of Cash

Our primary sources of funding are cash flows from operations and from financing activities. Our funds were used primarily to fund working capital requirements and to make capital expenditures. The following chart shows the cash flows provided by or used in operating, investing, and financing activities for the three months ended March 31, 2007 and 2006 (in thousands):

	For the three months ended March 31,
	2007	2006
Net cash (used in) provided by operating activities	$(29,356)	$6,939
Net cash used in investing activities	(16,820)	(642)
Net cash provided by (used in) financing activities	3,298	(1,367)
Increase (decrease) in cash and cash equivalents	$(42,878)	$4,930

At March 31, 2007, we had $113.4 million of cash and cash equivalents, a decrease from $156.3 million at the end of 2006.

Cash Flow from Operating Activities

Cash used in operating activities increased by $36.3 million during the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This change was primarily due to an increase in working capital usage and a decrease in advance payments on contracts in the 2007 period. Working capital usage increased $30.9 million (accounts receivable, inventories, and accounts payable) to support increased sale volumes.  Advance payments on contracts decreased primarily due to delays in the receipt of performance payments.

Cash Flow from Investing Activities

As our business has grown, we have made several significant acquisitions and expanded our manufacturing capacity and infrastructure. In March 2007, we purchased the research and developmental testing facility of NEWTEC Services Group, Inc., located near Edgefield, South Carolina, for $5.5 million, $5.1 million of which was in cash. In March 2007, we purchased real and personal property located in Summerville, South Carolina, for $4.1 million in cash to use as a product development and logistic services training center.  During the first quarter of 2007, we began to construct a warehouse and an additional assembly line at our Ladson facility. Construction in progress at March 31, 2007 totaled $1.9 million.

Cash Flow from Financing Activities

During the three months ended March 31, 2007, we issued common stock primarily for exercised employee options. During the three months ended March 31, 2006, we paid down $1.3 million of short-term debt.

Current Liquidity and Capital Resources

Due to the timing of the issuance of this amended Quarterly Report on Form 10-Q/A Amendment No. 2 we have disclosed certain information that was included in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on September 15, 2008.

During the first six months of 2008, we expended approximately $9 million to complete the expansion of our manufacturing capability and capacity and to upgrade our information technology infrastructure. We will continue to expend capital for research and development and business development activities.

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

As of March 31, 2007, we do not have any obligation under certain guarantees or contracts as defined above.

As of March 31, 2007, we do not have any retained or contingent interest in assets as defined above.

As of March 31, 2007, we do not hold derivative financial instruments, as defined by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2007, we were not involved in any unconsolidated SPE transactions.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. In connection with the preparation of our unaudited condensed consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors we believe to be relevant at the time we prepared our unaudited condensed consolidated financial statements. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our unaudited condensed consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

The preparation of our unaudited condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but are not limited to: (1) revenue recognition; (2) allowance for doubtful accounts; (3) definitization and advance payments on contracts; (4) inventory costs and reserves; (5) asset impairments (6) depreciable lives of assets; (7) economic lives and fair value of leased assets; (8) income tax reserves and valuation allowances; (9) fair value of stock options; (10) allocation of direct and indirect cost of sales; and (11) litigation reserves. Future events and their effects cannot be predicted with certainty, and accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our unaudited condensed consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Actual results could differ from the estimates we have used.

Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, to our accompanying unaudited condensed consolidated financial statements. We believe the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, as they require management to make difficult, subjective or complex judgments, and to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting policies and related disclosures with the Audit Committee of our board of directors.

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

New Accounting Pronouncements

In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. FASB Statement No. 162 defines the order in which accounting principles that are generally accepted should be followed. FASB Statement No. 162 is effective for fiscal years beginning after November 15, 2008.  We have not yet commenced evaluating the potential impact, if any, of the adoption of FASB Statement No. 162 on our consolidated financial position, results of operations, and cash flows.

In April 2008, the FASB issued Staff Position (“FSP”) No. FAS 142-3, Determination of Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after

December 15, 2008. Earlier adoption is prohibited. We have not yet commenced evaluating the potential impact, if any, of the adoption of FSP FAS 142-3 on our consolidated financial position, results of operations, and cash flows.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FASB Statement No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. FASB Statement No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. FASB Statement No. 161 permits, but does not require, comparative disclosures for earlier periods at initial adoption. We have not yet commenced evaluating the potential impact, if any, of the adoption of FASB Statement No. 161 on our consolidated financial position, results of operations, cash flows or disclosures related to derivative instruments and hedging activities.

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

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, which establishes accounting and reporting standards that require (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within shareholder’s equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations, and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. FASB Statement No. 160 applies to fiscal years beginning after December 15, 2008. Earlier adoption is prohibited.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. FASB Statement No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. FASB Statement No. 159 also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. FASB Statement No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. FASB Statement No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We adopted FASB Statement No. 159 and we did not elect the fair value option for any other financial instruments or certain other financial assets and liabilities that were not previously required to be measured at fair value.

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

Item 4. Control and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the United States Securities Exchange Act of 1934, as amended (“Exchange Act”) is (1) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (2) accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving their control objectives.

In connection with the preparation of this amended Quarterly Report on Form 10-Q/A for the period ended March 31, 2007, members of our new management, at the direction (and with the participation) of our chief executive officer and interim chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of March 31, 2007. Based on that evaluation, the chief executive officer and interim chief financial officer, concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2007, because of the material weaknesses in our internal control over financial reporting that existed during the period covered by this report. Notwithstanding these material weaknesses, that existed during the period covered by this report, our new management has concluded that our unaudited condensed consolidated financial statements included in this report are fairly stated, in all material respects, in accordance with generally accepted accounting principles in the United States of America  (GAAP).

Changes in Internal Control Over Financial Reporting

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

At the conclusion of our restatement efforts, our new management identified the following material weaknesses in our internal control over financial reporting as of March 31, 2007.

Financial Statements Closing Process.  We lacked a sufficient complement of personnel with a level of financial reporting expertise commensurate with our financial reporting requirements, which resulted in our not maintaining effective controls over the financial statements closing and reporting process. Specifically, we lacked sufficient resources to perform properly the quarterly and year-end consolidated financial statement close processes, including the review of certain account reconciliations, recognition of certain liabilities in the proper period and consolidated financial statement preparation and disclosures. We also did not maintain physical control over property and equipment. We also did not maintain sufficient written policies and procedures, and support, particularly with respect to the accounting for the reserve for excess and obsolete inventory; however, this specific item only resulted in material adjustments to our cost of goods sold in the fourth quarter of 2007.  The other control deficiencies in this section contributed to the material weaknesses discussed below and resulted in restatement of our quarterly condensed consolidated financial statements for the period ended March 31, 2007.

Accounting for Inventory and related accounts.  We did not maintain effective controls over the completeness, accuracy, valuation and existence of our inventory, accounts payable, and related cost of sales accounts. Specifically, our controls with respect to the accuracy of product costing, work order closeout, accounting for cost accumulation on long-term contracts and certain inventory management processes, including obsolete and slow-moving inventory identification, and net-realizable inventory valuation were not effective. Also, we did not maintain effective controls over the accurate and timely recording of inventory receipts and shipments, including the recognition of accounts payable. Furthermore, we did not maintain effective controls over the accuracy and completeness of perpetual counts of our inventory quantities. This control deficiency contributed to the material weaknesses discussed below and resulted in restatement of our quarterly unaudited condensed consolidated financial statements for the period ended March 31, 2007.

Accounting for revenue recognition.  We did not maintain effective controls over the completeness and accuracy of revenue, accounts receivable, and advance payments on contracts. Specifically, we failed to recognize revenue in the appropriate quarter and effective controls were not designed and in place to ensure that sales orders were complete, accurate and recorded on a timely basis. This control deficiency contributed to the material weaknesses discussed below and resulted in restatement of our quarterly unaudited condensed consolidated financial statements for the period ended March 31, 2007.

Accounting for income taxes.  We did not maintain effective controls over the completeness, accuracy, presentation and disclosure of our accounting for income taxes, including the determination of income tax expense, income taxes payable and deferred income tax assets and liabilities. This control deficiency contributed to the material weaknesses discussed below and resulted in restatement of our quarterly unaudited condensed consolidated financial statements for the period ended March 31, 2007.

Inadequate monitoring of non-routine and non-systematic transactions.  We did not have effective controls in place to monitor and accurately record non-routine and non-systematic transactions. This primarily related to our accounting for the exercise of stock options in the first quarter of 2007. This control deficiency contributed to the material weaknesses discussed below and resulted in restatement of our quarterly unaudited condensed consolidated financial statements for the period ended March 31, 2007.

Information Technology Controls.  We did not maintain effective segregation of duties over automated and manual transaction processes. Specifically, we did not maintain effective controls over the granting, maintenance and monitoring of access to financial systems and data. Certain information technology and finance department personnel had unrestricted access to financial applications, programs and data beyond that needed to perform their individual job responsibilities and without any independent monitoring. This control deficiency affects substantially all financial statement accounts. This control deficiency did not result in adjustments to our unaudited condensed consolidated financial statements for the period ended March 31, 2007.

There were no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the period covered by this report that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. We did, however, identify the material weaknesses described above with respect to our internal controls.

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

The effectiveness of Force Protection’s or any system of disclosure controls and procedures and internal control over financial reporting is subject to certain limitations, including the exercise of judgment in designing, implementing, and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, our disclosure controls and procedures and internal control over financial reporting may not prevent all errors or improper acts or ensure that all material information will be made known to appropriate management in a timely fashion.

PART II

OTHER INFORMATION

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Number	DESCRIPTION

2.1	Agreement and Plan of Merger filed as Exhibit 2.1 in the Company’s Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.

3.1	Articles of Incorporation filed as Exhibit 3.1 in the Company’s Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.

3.2	First Amended and Restated By-Laws of Force Protection, Inc., filed as Exhibit 3.1 on the Company’s Current Report on Form 8-K filed February 26, 2008, is hereby incorporated by reference.

3.3	Certificate of Amendment to Articles of Incorporation filed as Exhibit 3.3 on the Company’s Annual Report in Form 10-K filed September 15, 2008, is hereby incorporated by reference.

4.1

Certificate of Designation for Series D Convertible Preferred Stock, dated January 19, 2005, filed as Exhibit 4.1 on the Company’s Current Report on Form 8-K filed January 27, 2005, is hereby incorporated by reference.

4.2

Amended and Restated Certificate of Designation for Series B Convertible Preferred Stock, filed as Exhibit 4.1 on the Company’s Current Report on Form 8-K filed February 15, 2005, is hereby incorporated by reference.

4.3

Amended and Restated Certificate of Designation for Series C Convertible Preferred Stock, filed as Exhibit 4.2 on the Company’s Current Report on Form 8-K filed February 15, 2005, is hereby incorporated by reference.

10.1

Certificate of the Company’s Corporate Secretary, dated January 10, 2007, filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed January 12, 2007, is hereby incorporated by reference.

10.2

Letter Contract issued to Force Protection, Inc. by the United States Marine Corps Systems Command, dated January 11, 2007, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 18, 2007, is hereby incorporated by reference.

10.3	Employment Agreement between Force Protection, Inc. and Michael Durski, dated January 18, 2007, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, is hereby incorporated by reference.

10.4

Letter Contract issued to the Company by the United States Marine Corps Systems Command, dated January 25, 2007, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 5, 2007, is hereby incorporated by reference.

10.5

Ground Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated February 1, 2007, filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2007, is hereby incorporated by reference.

10.6

Second Amendment to Building No. 2 Industrial Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated February 1, 2007, filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2007, is hereby incorporated by reference.

10.7

Letter Contract issued to Force Protection, Inc. by the United States Marine Corps Systems Command, dated February 14, 2007, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 20, 2007, is hereby incorporated by reference.

10.8

Letter Contract issued to Force Protection, Inc. by the United States Marine Corps Systems Command, dated March 9, 2007, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 15, 2007, is hereby incorporated by reference.

10.9

Purchase and Sale Agreement between Force Protection, Inc. and NEWTEC Services Group, Inc., dated March 9, 2007, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 15, 2007, is hereby incorporated by reference.

10.10

Asset Purchase Agreement between Force Protection Technologies, Inc. and Lati USA, Inc., dated March 22, 2007, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 28, 2007, is hereby incorporated by reference.

10.11

Assignment and Assumption Agreement between Force Protection Technologies, Inc. and Lati USA, Inc., dated March 22, 2007, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 28, 2007, is hereby incorporated by reference.

10.12

Lease Agreement between Dorchester County, South Carolina and Lati Industries, Inc. dated December 7, 1998, filed as Exhibit 10.1 on the Company’s Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.

10.13

Post Closing Memorandum between Force Protection Technologies, Inc. and Lati USA, Inc., dated March 22, 2007, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 28, 2007, is herby incorporated by reference.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

(Exhibits marked with a †are filed electronically herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORCE PROTECTION, INC.
(Registrant)

Date: September 30, 2008	By:	/s/ MICHAEL MOODY

Name: Michael Moody
Title: Chief Executive Officer and President
(Principal Executive Officer)

Date: September 30, 2008	By:	/s/ FRANCIS E. SCHEUERELL, JR.

Name: Francis E. Scheuerell, Jr.
Title: Interim Chief Financial Officer
(Principal Accounting and Financial Officer)