Form 10-Q/A
period 2007-06-30
FORCE PROTECTION INC
filed 2008-09-30
CIK 1032863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(AMENDMENT NO. 1)

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

i

EXPLANATORY NOTE REGARDING RESTATEMENTS

This Quarterly Report on Form 10-Q/A for the three- and six- month periods ended June 30, 2007 includes restatements of the previously filed condensed consolidated financial statements and data (and related disclosures) for the period ended June 30, 2007. These corrections are discussed in Note 2, Restatement and Reclassification of Previously Issued Condensed Consolidated Financial Statements, included in the accompanying condensed consolidated financial statements for the period ended June 30, 2007. These corrections are also discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q/A and are further discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 16, Summarized Quarterly Unaudited Financial Data, to the consolidated financial statements included in our Annual Report on Form 10-K for our fiscal period ended December 31, 2007 filed with the United States Securities and Exchange Commission (“SEC”) on September 15, 2008. We previously announced, in a Form 8-K filed with the SEC on August 28, 2008, that we would restate our previously reported condensed consolidated financial statements for the three-month period ended March 31, 2007 and the three- and six-month periods ended June 30, 2007 as a result of errors discovered by management during its year-end and quarterly review, including errors associated with recognizing the value of revenues, certain accrued liabilities, inventory and deferred expenses in the proper quarterly periods.  The information contained in this Quarterly Report on Form 10-Q/A amends only Items 1, 2 and 4 of Part I and Item 6 of Part II to the originally filed Quarterly Report on Form 10-Q filed with the SEC on August 9, 2007 (the “Original Report”).

This Quarterly Report on Form 10-Q/A does not reflect all events occurring after the original filing of the Original Report or modify or update all the disclosures affected by subsequent events. Information not modified or updated herein reflects the disclosures made at the time of the filing of the Original Report on August 9, 2007. Accordingly, this Form on 10-Q/A should be read in conjunction with all of our periodic filings, as amended if applicable, including our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC subsequent to the filing date of the Original Report.

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

Force Protection, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	As of June 30, 2007 (Restated)	As of December 31, 2006
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$37,874	$156,319
Accounts receivable, net of allowance	107,829	42,035
Inventories	143,309	60,396
Deferred income tax assets	12,373	9,563
Income taxes receivable	75	—
Other current assets	9,977	373
Total current assets	311,437	268,686
Property and equipment, net	31,107	8,964
Intangible assets, net	1,706	—
Deferred income tax assets	2,764	2,764
Total assets	$347,014	$280,414
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$99,536	$38,654
Due to United States government	11,213	6,023
Other current liabilities	9,910	4,891
Advance payments on contracts	2,800	12,824
Total current liabilities	123,459	62,392
Other long-term liabilities	412	168
	123,871	62,560
Commitments and contingencies
Shareholders’ equity:
Common stock	68	67
Additional paid-in capital	256,143	251,038
Accumulated deficit	(33,068)	(33,251)
Total shareholders’ equity	223,143	217,854
Total liabilities and shareholders’ equity	$347,014	$280,414

The accompanying notes to condensed consolidated financial
statements are an integral part of these balance sheets.

Force Protection, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2007		2007
	(Restated)	2006	(Restated)	2006
	(In Thousands, Except Per Share Data)
Net sales	$138,659	$56,075	$243,484	$90,877
Cost of sales	118,090	45,918	203,215	74,082
Gross profit	20,569	10,157	40,269	16,795

General and administrative expenses	17,339	7,745	34,405	13,706
Research and development expenses	3,503	641	8,504	1,305
Operating income (loss)	(273)	1,771	(2,640)	1,784
Other income, net	1,106	21	2,894	48
Interest expense	(22)	(819)	(31)	(1,626)
Income before income tax expense	811	973	223	206
Income tax expense	(148)	—	(40)	—
Net income	663	973	183	206
Accretion of Series D 6% convertible preferred stock	—	(100)	—	(261)
Preferred stock dividend	—	(449)	—	(934)
Net income (loss) available to common shareholders	$663	$424	$183	$(989)
Earnings (loss) per common share:
Basic	$0.01	$0.01	$0.00	$(0.03)
Diluted	$0.01	$0.01	$0.00	$(0.03)
Weighted average common shares outstanding:
Basic	68,123	39,512	67,879	38,488
Diluted	68,555	39,512	68,248	38,488

The accompanying notes to condensed consolidated financial
statements are an integral part of these statements.

Force Protection, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2007 (Restated)	2006
	(In Thousands)
Cash flows from operating activities:
Net Income	$183	$206
Adjustments to reconcile net income to net cash (used in) provided by operating activities –
Depreciation and amortization	2,079	338
Deferred tax benefit	(2,810)	—
Income tax benefit realized from stock options exercised	(2,276)	—
Stock-based compensation	1,553	363
Allowance for doubtful accounts	(45)	—
Provision for inventory obsolescence	3,284	1,507
Warranty reserve	838	944
(Increase) decrease in assets –
Accounts receivable	(65,749)	(4,244)
Inventories	(86,197)	11,145
Income tax receivable	(75)
Other current assets	(9,604)	(27)
Increase (decrease) in liabilities –
Accounts payable	60,882	7,212
Due to United States government	5,190	176
Other current liabilities	6,291	(85)
Advance payments on contracts	(10,024)	(12,383)
Total adjustments	(96,663)	4,946
Net cash (used in) provided by operating activities	(96,480)	5,152
Cash flows from investing activities:
Capital expenditures	(25,538)	(2,348)
Net cash used in investing activities	(25,538)	(2,348)
Cash flows from financing activities:
Proceeds from issuance of common stock:
Other	1,277	5,971
Dividends on Series D preferred stock		(378)
Payments on debt		(5,000)
Income tax benefit realized from stock options exercised	2,276	—
Net increase in long-term liabilities	20	—
Net cash provided by financing activities	3,573	593
Increase (decrease) in cash and cash equivalents	(118,445)	3,397
Cash and cash equivalents at beginning of period	156,319	1,217
Cash and cash equivalents at end of period	$37,874	$4,614
Supplemental cash flow information:
Cash paid during the period for
Interest, net of amounts capitalized	$31	$1,609
Income taxes	$700	$338
Supplemental schedule of noncash investing and financing activities:
Note payable, net of discount, issued as consideration for non-compete agreement	$390	$—

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

Commencing in March 2008, in conjunction with the preparation of our consolidated financial statements for the year ended December 31, 2007, we undertook a comprehensive review of our previously issued unaudited condensed consolidated financial statements for the periods ended March 31, 2007, June 30, 2007 and September 30, 2007, collectively referred to as the (Quarterly Financial Statements). As a result of this review, we have determined that the previously issued unaudited Quarterly Financial Statements were not prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and we have restated those previously issued Quarterly Financial Statements. The condensed consolidated financial statements for the period ended June 30, 2007, include the effects of these restatements. (See Note 2, Restatement and Reclassification of Previously Issued Condensed Consolidated Financial Statements).

Basis of Presentation and Consolidation

These unaudited condensed consolidated financial statements should be read in conjunction with (i) our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the United States Securities and Exchange Commission (“SEC”) on March, 16, 2007, as amended on July 12, 2007 and on October 15, 2007, and (ii) because of the timing of the filing of this amended Quarterly Report on Form 10-Q/A, our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on September 15, 2008.  These unaudited condensed consolidated financial statements have been prepared pursuant to Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made herein are adequate to make the information not misleading.

The unaudited results of operations for the interim periods shown in these financial statements are not necessarily indicative of operating results for the entire year. In our opinion, the accompanying condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state the financial position, results of operations, and cash flows for each interim period presented.

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

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

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

Customer Concentration

Substantially all of our revenue comes from our DoD contracts either as a prime contractor or as a subcontractor to another prime contractor to the U.S. government.  Revenue from those contracts approximated 88% and 89 % of Net sales for the six months ended June 30, 2007 and 2006, respectively.  Our accounts receivable from the U.S. government as of June 30, 2007 was 99 % of our accounts receivable.

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

There are certain federal laws that, while not specifically directed at us as a contractor, may affect our U.S. government contracts. The Anti-Deficiency Act is one of the major laws through which Congress exercises its constitutional control of the public purse. The Anti-Deficiency Act indirectly regulates how the agency awards our contracts and pays our invoices. Accounts receivable related to DoD contracts approximated 99% of our accounts receivable as of June 30, 2007.

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

As a result of the adjustments related to the definitization process, we recognize a liability, Due to United States government, and reduce gross sales to arrive at net sales. As of June 30, 2007 and December 31, 2006, our liability for contracts subject to the definitization process has been estimated based upon an expected adjustment percentage.

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

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

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

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

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

The following table summarizes the effects of the restatement and presentation reclassifications on our previously issued unaudited condensed consolidated financial statements:

Summary of increases (decreases) in Net income (unaudited)

	June 30, 2007
(in thousands, except per share amounts)	Three months ended	Six months ended
Net income, as previously reported	$9,627	$12,105
Net adjustments
Revenue recognition	3,957	8,623
Liability recognition	(21,157)	(29,936)
Inventory burden calculation	2,849	3,618
Stock-based compensation	(61)	(1,008)
Income tax expense	5,238	7,146
Other	210	(365)
Effect of restatement adjustments	(8,964)	(11,922)
Net Income, restated	$663	$183

Basic earning (loss) per common share:
Net income, as previously reported	$0.14	$0.18
Net adjustments
Revenue recognition	0.06	0.13
Liability recognition	(0.31)	(0.45)
Inventory burden calculation	0.04	0.05
Stock-based compensation	Nil	(0.01)
Income tax expense	0.08	0.11
Other	Nil	(0.01)
Effect of restatement adjustments	(0.13)	(0.18)
Net Income, restated	$0.01	$0.00

Diluted earning (loss) per common share:
Net income, as previously reported	$0.14	$0.18
Net adjustments
Revenue recognition	0.06	0.13
Liability recognition	(0.31)	(0.45)
Inventory burden calculation	0.04	0.05
Stock based compensation	Nil	(0.01)
Income tax expense	0.08	0.11
Other	Nil	(0.01)
Effect of restatement adjustments	(0.13)	(0.18)
Net income, restated	$0.01	$0.00

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

Balance Sheet Impact

The following table sets forth the unaudited condensed consolidated balance sheet information for the Company, showing previously reported amounts, adjustments, reclassifications and restated and reclassified amounts as of June 30, 2007 (in thousands):

	As of June 30, 2007
	As Previously Reported	Adjustments	As Restated	Reclassifi- cations	As Restated and Reclassified
Assets
Current assets:
Cash and cash equivalents	$37,871	$3	$37,874	$—	$37,874
Accounts receivable	91,239	16,590	107,829	—	107,829
Inventories	148,366	(5,057)	143,309	—	143,309
Deferred income tax assets	—	12,373	12,373	—	12,373
Income taxes receivable	8,850	(8,775)	75	—	75
Other current assets	1,723	8,254	9,977	—	9,977
Total current assets	288,049	23,388	311,437	—	311,437
Property and equipment, net	30,303	804	31,107	—	31,107
Intangible assets, net	1,836	(130)	1,706	—	1,706
Deferred income tax assets	—	2,764	2,764	—	2,764
Total assets	$320,188	$26,826	$347,014	$—	$347,014
Liabilities and Shareholders’ Equity				—
Current liabilities:
Accounts payable	$68,022	$31,514	$99,536	$—	$99,536
Due to United States government (a)	—	11,213	11,213	—	11,213
Warranty reserve (b)	4,398	(1,710)	2,688	(2,688)	—
Deferred income tax liabilities	3,708	(3,708)	—	—	—

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

	As of June 30, 2007
	As Previously Reported	Adjustments	As Restated	Reclassifi- cations	As Restated and Reclassified
Other current liabilities (b)	—	—	—	9,910	9,910
Advance payments on contracts	5,872	(3,072)	2,800		2,800
Other accrued liabilities (b)	5,405	1,578	6,983	(6,983)	—
Current portion of long-term liabilities (b)	222	17	239	(239)	—
Total current liabilities	87,627	35,832	123,459	—	123,459
Other long-term liabilities	429	(17)	412	—	412
	88,056	35,815	123,871	—	123,871

Shareholders’ equity:
Common stock	68	—	68	—	68
Additional paid-in capital	251,332	4,811	256,143	—	256,143
Accumulated deficit	(19,268)	(13,800)	(33,068)	—	(33,068)
Total shareholders’ equity	232,132	(8,989)	223,143	—	223,143
Total liabilities and shareholders’ equity	$320,188	$26,826	$347,014	$—	$347,014

(a) Adjustments related to the definitization process, which were previously reported as part of the allowance for doubtful accounts, have been reclassified to report them as a liability, Due to United States government.

(b) Other accrued liabilities, warranty reserve, and current portion of long-term liabilities have been reclassified to Other current liabilities.

Statements of Operations Impact

The following tables present unaudited condensed consolidated statements of operations information for the Company showing previously reported amounts, adjustments and restated amounts for the three months and the six months ended June 30, 2007 (in thousands, except share data):

	For the three months ended June 30, 2007
	As previously reported	Adjustments	As restated
Net sales	$134,702	$3,957	$138,659
Cost of sales	101,945	16,145	118,090
Gross profit	32,757	(12,188)	20,569

General and administrative expenses	15,501	1,838	17,339
Research and development expenses	3,306	197	3,503
Operating income (loss)	13,950	(14,223)	(273)

Other income, net	1,107	(1)	1,106
Interest expense	(44)	22	(22)
Income before income tax expense	15,013	(14,202)	811

Income tax expense	(5,386)	5,238	(148)
Net income	$9,627	$(8,964)	$663
Earnings per common share:
Basic	$0.14	$(0.13)	$0.01
Diluted	$0.14	$(0.13)	$0.01
Weighted average common shares outstanding:
Basic	68,121		68,123
Diluted	68,919		68,555

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

	For the six months ended June, 2007
	As previously reported	Adjustments	As restated
Net sales	$234,861	$8,623	$243,484
Cost of sales	179,575	23,640	203,215
Gross profit	55,286	(15,017)	40,269

General and administrative expenses	30,663	3,742	34,405
Research and development expenses	8,148	356	8,504
Operating income (loss)	16,475	(19,115)	(2,640)

Other income, net	2,895	(1)	2,894
Interest expense	(79)	48	(31)
Income before income tax expense	19,291	(19,068)	223

Income tax expense	(7,186)	7,146	(40)
Net income	$12,105	$(11,922)	$183
Earnings per common share:
Basic	$0.18	$(0.18)	$0.00
Diluted	$0.18	$(0.18)	$0.00
Weighted average common shares outstanding:
Basic	67,875		67,879
Diluted	68,909		68,248

Statement of Cash Flows Impact

The following table presents selected unaudited condensed consolidated statement of cash flows information for the Company showing previously reported cash flows, adjustments and restated cash flows for the six months ended June 30, 2007 (in thousands):

	For the six months ended June 30, 2007
	As previously reported	Adjustments	As restated

Net cash used in operating activities	$(94,622)	$(1,858)	$(96,480)
Net cash used in investing activities	(25,513)	(25)	(25,538)
Net cash provided by financing activities	1,687	1,886	3,573
Increase (decrease) in cash and cash equivalents	(118,448)	3	(118,445)
Cash and cash equivalents at beginning of year	156,319	—	156,319
Cash and cash equivalents at end of period	$37,871	$3	$37,874

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

3.              Accounts Receivable

Accounts receivable consists of the following (in thousands):

	As of June 30, 2007 (Restated)	As of December 31, 2006
U. S. government	$106,666	$39,770
Other accounts receivable	1,163	2,310
	107,829	42,080
Less: Allowance for doubtful accounts	—	(45)
Accounts receivable, net	$107,829	$42,035

Other accounts receivable primarily relate to the sale of excess raw materials to suppliers and others.  Any gain or loss on these sales is included in Other income, net in the accompanying condensed consolidated statement of operations. As of June 30, 2007, our accounts receivable from the U.S. government includes $5.0 million of earned and unbilled accounts receivable.

4.              Inventories

Inventories consist of the following (in thousands):

	As of June 30, 2007 (Restated)	As of December 31, 2006
Raw material and supplies	$116,227	$36,418
Work in process	15,443	23,978
Finished goods	11,639	—
Inventories	$143,309	$60,396

5.              Property and Equipment

Property and equipment consist of the following (in thousands):

	As of June 30, 2007 (Restated)	As of December 31, 2006
Land	$3,420	$—
Building	2,502	—
Leasehold improvements	5,147	1,534
Machinery and equipment; including tooling and molds	5,947	3,795
Computer equipment and software	4,714	2,757
Furniture and fixtures	3,502	1,023
Demonstration vehicles	1,096	1,096
Manuals	705	105
Vehicles	394	143
	27,427	10,453
Less: Accumulated depreciation	(3,334)	(1,489)
	24,093	8,964
Construction in progress	7,014	—
Property and equipment, net	$31,107	$8,964

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

Depreciation expense for the six months ended June 30, 2007 and June 30, 2006 was $1.8 million and $0.3 million respectively.

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

	As of June 30, 2007 (Restated)	As of December 31, 2006
Straight-line rental accrual	$300	$—

Construction in Progress

Amounts in construction in progress as of June 30, 2007, relate primarily to the construction of an assembly line at our Ladson, South Carolina manufacturing plant.

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

6.     Intangible Assets

Intangible assets consist of the following as of June 30, 2007 (in thousands):

	Gross Carrying Amount (Restated)	Accumulated Amortization (Restated)	Net (Restated)
Licenses	$800	$89	$711
Non-compete agreement	540	45	495
Customer base	200	33	167
Special expertise	400	67	333
Total	$1,940	$234	$1,706

As discussed in Note 5, Property and Equipment, we acquired the above intangible assets in March 2007 in connection with the purchase of a research and development testing facility located in Edgefield, South Carolina.

Amortization expense for intangible assets for the six months ended June 30, 2007 was $0.2 million.

7.     Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	As of June 30, 2007 (Restated)	As of December 31, 2006
Current portion of other long-term liabilities	$239	$72
Compensation and benefits	2,260	1,223
Warranty reserves	2,688	1,850
Vehicle fee payable	1,569	1,139
Liquidated damages settlement	2,854	607
Straight-line rent accrual	300	—
Other current liabilities	$9,910	$4,891

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

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

Warranty Reserves

Warranty reserves consist of the following (in thousands):

	As of June 30, 2007 (Restated)	As of December 31, 2006
Balance at beginning of year	$1,850	$1,686
Charges to expense	894	164
Costs paid or otherwise settled	(56)	—
Balance at end of period	$2,688	$1,850

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

Liquidated Damages Settlement

On December 20, 2006, we completed a private placement of 13 million shares of our common stock to institutional investors at $11.75 per share, resulting in gross proceeds of $152.8 million. The proceeds, net of commissions, were $146.6 million. Per the Securities Purchase Agreement, we agreed to file a registration statement to register all 13 million shares of common stock for resale and distribution under the Securities Act of 1933, as amended, within 30 calendar days thereafter (January 19, 2007) and cause the registration statement to be declared effective by the SEC no later than 120 calendar days thereafter (April 19, 2007). If the registration statement registering these shares was not declared effective on or before the applicable date, then we were required to deliver

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

to each purchaser, as liquidated damages, an amount equal to one and one third percent (1 1/3%) for each 30 days (or such lesser pro-rata amount for any period of less than 30 days) of the total purchase price of the securities purchased and still held by such purchaser pursuant to the Securities Purchase Agreement on the first day of each 30 day or shorter period for which liquidated damages were calculable. The registration statement for the shares issued became effective July 26, 2007. On October 15, 2007, we filed a prospectus supplement with respect to the registration statement.  Liquidated damage expense for the six months ended June 30, 2007 was $6.7 million and is included in General and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

8.     Advance payments on contracts

Advance payments on contracts consist of the following (in thousands):

	As of June 30, 2007 (Restated)	As of December 31, 2006
Iraqi Light Armored Vehicles (“ILAV”)	2,800	4,260
Mastiff Protected Patrol Vehicles (“Mastiff”)	—	7,488
Other	—	1,076
Advance payments on contracts	$2,800	$12,824

9.     Other Long-term Liabilities

Other long-term liabilities consist of the follow items.

	As of June 30, 2007 (Restated)	As of December 31, 2006
Non-compete agreement	$417	$—
Equipment note payable	234	240
	651	240
Less: Current portion (included in Other current liabilities)	(239)	(72)
Other long-term liabilities	$412	$168

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

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

designated as “Series D.” By shareholder’s resolution effective January 1, 2005, all classes of stock were declared to have a par value of $0.001 per share.

Common Stock Transactions

During the six months ended June 30, 2007, employees exercised stock options to purchase 1,371,133 shares of our common stock valued at $1.3 million. We also issued 4,348 shares of our common stock related to 2006 employee stock option exercises that were identified as shares to be issued in shareholders’ equity as of December 31, 2006.

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

We did not grant stock options during the six months ended June 30, 2007.  We used the Black-Scholes valuation model to determine the fair value options granted during the year ended December 31, 2006. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility. Because our trading history is shorter than the expected life of the options, we used historical stock price volatility data from comparable companies to supplement our own historical volatility to determine expected volatility assumptions. We do not pay a dividend, and we do not include a dividend payment as part of our pricing model. Risk-free interest rates are based on U.S. Treasury Strip yields, compounded daily, consistent with the expected lives of the options. Because we do not have a sufficient history of option exercise or cancellation, we estimated the expected life of the options to be two years, which for a majority of the options was the midway point.  Under the Black-Scholes option-pricing model, the weighted- average fair value per share of employee stock options granted during the year ended December 31, 2006 was $0.03, the last year options were granted.

The fair value of our options was estimated using the following assumptions:

	For the six months ended June 30,
	2007 (Restated)	2006
Expected volatility	—	45.82% - 70.31%
Risk-free interest rate	—	4.40% - 4.97%
Expected forfeiture rate	—	5.00%
Dividend yield	—	—%
Stock price on date of grants	—	$0.77-$7.48
Expected option terms (in years)	—	2
Expected duration from grant to expiration (in years)	—	4 and 5
Option vesting term (in years)	—	1

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

The following summarizes stock option activity for the six months ended June 30, 2007:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2006	1,959,665	$2.63
Granted	—	—
Exercised	(1,371,133)	0.93
Forfeited/expired	—	—
Options outstanding at June 30, 2007	588,532	$6.59
Options exercisable at June 30, 2007	338,529	$5.95
Options available for grant at June 30, 2007 (a)	—	—

(a) Force Protection did not have a formal stock option plan as of June 30, 2007.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2007.

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.50-$7.48	588,532	3.10	$6.59	338,529	$5.95

Stock Grants

The following table summarizes supplemental information about non-vested stock grants activity for the three months ended June 30, 2007.

	Number of Shares	Weighted average per share grant price
Outstanding as of December 31, 2006	191,026	$5.48
Shares granted	—	—
Shares vested	(70,513)	$5.14
Outstanding as of June 30, 2007	120,513	$5.68

Stock-based compensation

Stock-based compensation includes the expense associated with both stock options granted to employees and stock grants issued to employees and is recognized in General and administrative expenses in the condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2007 (Restated)	2006	2007 (Restated)	2006

Stock options	$390	$246	$1,361	$348
Stock grants	91	15	192	15
Total stock based compensation	$481	$261	$1,553	$363

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

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

The Income tax expense for the three and six months ended June 30, 2007, was based on the estimated effective tax rates applicable for the fiscal year ending December 31, 2007, after considering items specifically related to the interim period. The Income tax expense for the three-and six-month periods ended June 30, 2006, was based on the estimated effective tax rates applicable for the fiscal year ended December 31, 2006, after considering items specifically related to the interim period.

Force Protection is subject to U.S. federal, state, and local income taxes. Income before income tax expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007 (Restated)	2006	2007 (Restated)	2006
			In Thousands,
Income before income tax expense	$811	$973	$223	$206

A reconciliation of statutory federal income tax expense rate to the actual income tax expense rate is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007 (Restated)	2006	2007 (Restated)	2006
Income tax expense at statutory rate	(35.00)%	(35.00)%	(35.00)%	(35.00)%
(Increase) decrease in tax rate resulting from:
State income taxes, net of federal tax benefit	(4.70)%	(3.25)%	(4.70)%	(3.25)%
(Increase) decrease in valuation allowance	—%	38.25%	—%	38.25%
Reversal of other tax accruals no longer required	8.21%	—%	8.21%	—%
Research and development credit	11.63%	—%	11.63%	—%
Other	2.55%	—%	2.55%	—%
Nondeductible items	(1.05)%	—%	(1.05)%	—%
Effective income tax expense rate	(18.36)%	—%	(18.36)%	—%

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

As a result of the adoption of FASB Statement No. 123(R), our deferred tax assets at June 30, 2007 and December 31, 2007 do not include excess tax benefits from stock option exercises. Shareholders’ equity will be increased if these excess tax benefits are ultimately realized.

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

13.   Earnings (Loss) Per Common Share

The following table shows the information used in the calculation of basic and diluted earnings (loss) per common share (in thousands, except number of shares and per share amounts):

		Three Months Ended June 30,		Six Months Ended June 30,
		2007 (Restated)	2006	2007 (Restated)	2006
Numerator – Basic:
Net income		$663	$973	$183	$206
Less:	Accretion of Series D 6% convertible preferred stock	—	(100)	—	(261)
Less:	Preferred dividends	—	(449)	—	(934)
Income (loss) available for common shareholders – basic		$663	$424	$183	$(989)
Numerator – Diluted:
Income available for common shareholders – basic		$663	$973	$183	$206
Add:	Accretion of Series D 6% convertible preferred stock	—	(100)	—	(261)
Add:	Preferred dividends	—	(449)	—	(934)
Income (loss) available for common shareholders – diluted		$663	$424	$183	$(989)
Denominator:
Weighted average common shares outstanding – basic		68,122,995	39,511,931	67,878,655	38,487,506
Add:	Stock options	334,878	—	280,621	Anti-dilutive

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

		Three Months Ended June 30,		Six Months Ended June 30,
		2007 (Restated)	2006	2007 (Restated)	2006
Add:	Stock grants	97,300	—	88,959	Anti-dilutive
Weighted average common shares outstanding – diluted		68,555,173	39,511,931	68,248,235	38,487,506
Basic earnings (loss) per common share:
Income (loss) available for common shareholders – basic		$0.01	$0.01	$0.00	$(0.03)
Diluted earnings (loss) per common share:
Income (loss) available for common shareholders – diluted		$0.01	$0.01	$0.00	$(0.03)

The calculation of earnings (loss) per common share is based on the weighted-average number of our common shares outstanding during the applicable period. The calculation for diluted loss per common share recognizes the effect of all dilutive potential common shares that were outstanding during the respective periods, unless their impact would be antidilutive.  We use the treasury stock method to calculate the dilutive effect of stock options and other common stock equivalents (potentially dilutive shares). Diluted earnings per common share recognizes the dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. These potentially dilutive shares include: (1) Series D 6% Convertible Preferred Stock, (2) warrants, (3) stock options, and (4) stock grants.  We excluded 6,460,315 and 7,817,420 common stock equivalents for the three and six months ended June 30, 2006, respectively, from the calculation of diluted loss per share because they were anti-dilutive.

14.   Related Party Transactions

Our former Chief Executive Officer, Mr. Gordon McGilton, was a principal of APT Leadership, a consulting firm we hired to provide various business consulting services, training seminars and certain business software. APT Leadership billed Force Protection $0.3 million and $0.2 million for the six months ended June 30, 2007 and 2006, respectively.  Mr. McGilton disclosed to the board of directors each year that he did not receive any dividends, distributions or other compensation from APT Leadership at any time while an employee of the Company.  Further, Mr. McGilton disclosed that as of December 31, 2007 he transferred his interest in APT Leadership to the other owner for $1 in consideration.  In addition, as part of the process to determine our income tax expense for the year ended December 31, 2007, we discovered in August 2008, that we did not withhold the proper amount of federal income taxes for Mr. McGilton in connection with his exercise of stock options in January 2007 and, as a result, Mr. McGilton effectively owed us $315,085 as of June 30, 2007, which is included in Other current assets in the accompanying unaudited condensed consolidated balance sheets.  Mr. McGilton repaid this amount on September 11, 2008.

On February 18, 2006, we entered into a Modification and Assignment Agreement with Longview Fund, LP and Longview Equity Fund, LP (collectively “Longview”) pursuant to which we paid $1.3 million against the principal balance of the secured promissory notes (“Notes”) and extended the maturity date of the Notes for an additional 60 days. In addition, we consented to the assignment of $2.5 million of the Notes to Fort Ashford Funds LLC (“Fort Ashford”). Mr. Frank Kavanaugh, a former director of Force Protection, is the principal owner of Fort Ashford and at such time was a substantial shareholder of our common stock. Mr. Kavanaugh’s relationship to Fort Ashford Funds LLC was fully disclosed to us and Mr. Kavanaugh did not participate in the negotiations or decision process with respect to the Modification and Assignment Agreement. We paid $87,510 to Longview and $50,000 to Fort Ashford in cash as compensation for the extension of the maturity dates of the Notes.

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

Force Protection, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) has been restated to reflect certain adjustments to our unaudited condensed consolidated financial information previously reported in our Quarterly Report on Form 10-Q for the period ended June 30, 2007, filed with the SEC on August 9, 2007.  See “Restatement” below for additional information.  MD&A is designed to provide information that is supplemental to, and should be read together with, our unaudited condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q/A and because of the timing of the filing of this Quarterly Report on Form 10-Q/A, the Annual Report on Form 10-K for the year ended December 31, 2007 filed on September 15, 2008, which included restated 2007 quarterly information.

Information in this MD&A is intended to assist the reader in obtaining an understanding of our unaudited condensed consolidated financial statements, the changes in certain key items in those financial statements from period to period, the primary factors that accounted for those changes, and any known trends or uncertainties that we are aware of that may have a material effect on our future performance, as well as how certain accounting principles affect our unaudited condensed consolidated financial statements. MD&A includes the following sections:

•                  Highlights and Executive Summary

•                  Overview

•                  Restatement

•                  Results of Operations—an analysis of our unaudited condensed consolidated results of operations for the three and six months ended June 30, 2007 and 2006

•                  Liquidity and Capital Resources—an analysis of the effect of our operating, financing and investing activities on our liquidity and capital resources

•                  Off-Balance Sheet Arrangements—a discussion of such commitments and arrangements

•                  Dividends—our dividend history

•                  Critical Accounting Policies and Estimates—a discussion of accounting policies that require significant judgments and estimates

•                  New Accounting Pronouncements—a summary and discussion of our plans for the adoption of new accounting standards relevant to us

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A contains both historical and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q/A that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial position, results of operations, cash flows and business. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue” and other words and terms of similar meaning. These forward-looking statements include, among other things:

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

These forward-looking statements were based on expectations about future events at the time they were made and are subject to numerous uncertainties and factors, all of which are difficult to predict and many of which are beyond our control. Many factors mentioned in our discussion in this Quarterly Report on Form 10-Q/A will be important in determining future results. We do not know whether the expectations reflected in these forward-looking statements will prove correct. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including those described under “Risk Factors” in other periodic reports we file with the SEC.

In addition, this Quarterly Report on Form 10-Q/A contains historical information, forecasts and estimates regarding defense expenditures by the U.S. federal government, actual and anticipated procurement of armored vehicles and similar matters. This historical data and these forecasts and estimates have been obtained from publicly available information, industry publications, trade associations and data compiled by independent market research firms. However, we have not independently verified this information and we cannot assure you that it is accurate or that these forecasts and estimates will prove correct.

When used in this Quarterly Report on Form 10-Q/A, except as specifically noted otherwise, the term “Force Protection, Inc.” refers to Force Protection, Inc. only, and the terms “Company,” “we,” “our,” “ours” and “us” refer to Force Protection, Inc. and its consolidated subsidiaries.

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

Through an acquisition in 2002, we began shifting our principal focus from our then existing recreational watercraft production business to the production of mine clearing and armored vehicles. Our business began to grow exponentially when we were awarded contracts by the U.S. military in 2005 and each year after that. By 2007, substantially all of our net sales were derived from work performed directly or indirectly under U.S. government contracts. For the three months ended June 30, 2007 and June 30, 2006, our net sales totaled $138.7 million and $56.1 million, respectively, and our net income available to common shareholders totaled $663,000 and $424,000, respectively.  For the six months ended June 30, 2007 and June 30, 2006, our net sales totaled $243.5 million and $90.9 million, respectively, and our net income (loss) available to common shareholders totaled $183,000 and $(989,000), respectively.

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

Restatement

Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 2 has been restated to reflect certain adjustments to our unaudited condensed consolidated financial information previously reported in our quarterly report on Form 10-Q for the period ended June 30, 2007, filed with the SEC on August 9, 2007.  On February 29, 2008, we concluded we needed to restate our previously issued unaudited condensed consolidated financial statements for the third quarter of 2007 and delay the filing of our Annual Report on Form 10-K for the year ended December 31, 2007. On August 26, 2008, we concluded we needed to restate our previously issued unaudited condensed consolidated financial statements for the first and second quarters of 2007. We have concluded that misstatements in those previously issued financial statements were significant enough to warrant the restatement of the first, second, and third quarters of 2007. The misstatements primarily related to the recognition of revenue and liabilities in the proper periods and the determination of deferred incomes taxes. In connection with the restatement, certain presentation reclassifications have been made to conform to the current period presentation.  See Note 2, Restatement and Reclassification of Previously Issued Condensed Consolidated Financial Statements, in the accompanying unaudited condensed consolidated financial statements for additional information.

Results of Operations

The following discussion and analysis is based on our unaudited condensed consolidated statements of operations, which reflect our results of operations for the three and six months ended June 30, 2007 and 2006, as prepared in accordance with GAAP.

The following tables present our vehicle sales and our results of operations for the three and six months ended June 30, 2007 and 2006, as well as the percentage changes from period to period:

	For the three months ended June 30,
Units Sold	2007 (Restated)	2006	Percentage Change
Buffalo	17	5	240%
Cougar (all variants)	212	59	259%
Cheetah	—	—	—
Total units sold	229	64	258%

	For the six months ended June 30,
Units Sold	2007 (Restated)	2006	Percentage Change
Buffalo	35	8	338%
Cougar (all variants)	393	104	278%
Cheetah	—	—	—
Total units sold	428	112	282%

	For the three months ended June 30,
(in thousands)	2007 (Restated)	2006	Percentage Change

Net sales	$138,659	$56,075	147%
Cost of sales	118,090	45,918	157%
Gross profit	20,569	10,157	103%

General and administrative expenses	17,339	7,745	124%
Research and development expenses	3,503	641	446%
Operating income (loss)	(273)	1,771	(115)%
Other income, net	1,106	21	n/m
Interest expense	(22)	(819)	(97)%
Income before income tax expense	811	973	(17)%
Income tax expense	(148)	—	n/m
Net income	663	973	(32)%
Accretion of Series D 6% convertible preferred stock	—	(100)	n/m
Preferred stock dividend	—	(449)	n/m
Net income (loss) available to common shareholders	$663	$424	56%

n/m–not meaningful

	For the six months ended June 30,
(in thousands)	2007 (Restated)	2006	Percentage Change

Net sales	$243,484	$90,877	168%
Cost of sales	203,215	74,082	174%
Gross profit	40,269	16,795	140%

General and administrative expenses	34,405	13,706	151%
Research and development expenses	8,504	1,305	552%
Operating income (loss)	(2,640)	1,784	(248)%
Other income, net	2,894	48	n/m
Interest expense	(31)	(1,626)	(98)%
Income before income tax expense	223	206	8%
Income tax expense	(40)	—	n/m
Net income	183	206	(11)%
Accretion of Series D 6% convertible preferred stock	—	(261)	n/m
Preferred stock dividend	—	(934)	n/m
Net income (loss) available to common shareholders	$183	$(989)	119%

Three Months Ended June 30, 2007, as Restated

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

Net sales

The increase in net sales for the comparative periods is attributable to an increase in volume of vehicle deliveries, spare parts, and logistics services (field service representatives and technical publications). The mix of vehicles delivered and spares parts and logistics sales and the percentage change in the comparative periods are set forth in the following tables:

	For the three months ended June 30,
(in thousands)	2007 (Restated)	2006	Percentage Change
Buffalo	$11,820	$9,561	24%
Cougar (all variants)	109,989	38,071	189%
Spare parts and logistics	16,850	8,443	100%
	$138,659	$56,075	147%

Cost of sales and Gross profit

	For the three months ended June 30,
(in thousands)	2007 (Restated)	2006
Cost of sales	$118,090	$45,918
Gross margin percentage	14.8%	18.1%

Gross margins decreased by 3.3 percentage points for the three months ended June 30, 2007 compared with the three months ended June 30, 2006. The decrease was primarily due to operating inefficiencies. We define the gross margin percentage as net sales less cost of sales divided by net sales.

General and administrative expenses

	For the three months ended June 30,
	2007 (Restated)	2006
As a percentage of net sales	12.5%	13.8%

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

Income tax expense

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

Net income (loss) available to common shareholders

	For the three months ended June 30,
(in thousands, except per share)	2007 (Restated)	2006
Net income available to common shareholders	$663	$424
Diluted earnings per common share	$0.01	$0.01

We realized higher net income available to common shareholders for the 2007 period compared to net income available to common shareholders for the comparable period in 2006 due to decreased interest expense and decreased preferred stock dividends and accretion, partially offset by lower gross margins.

Six Months Ended June 30, 2007, as Restated

Comparison of Results of Operations for the Six Months Ended June 30, 2007 and 2006

Units sold

The increase in vehicles sold in the comparative periods is primarily due to the vehicles sold pursuant to the MRAP program. The vehicles sold under such program, which started shipping in the first quarter of 2007, represent approximately 48% of the vehicles sold in the six months ended June 30, 2007.

Net sales

The increase in net sales for the comparative periods is attributable to an increase in volume of vehicle deliveries, spare parts, and logistics services (field service representatives and technical publications). The mix of vehicles delivered and spares parts and logistics sales and the percentage change in the comparative periods are set forth in the following tables:

	For the six months ended June 30,
(in thousands)	2007 (Restated)	2006	Percentage Change
Buffalo	$22,816	$11,050	106%
Cougar (all variants)	184,935	70,169	164%
Spare parts and logistics	35,733	9,658	270%
	$243,484	$90,877	168%

Cost of sales and Gross profit

	For the six months ended June 30,
(in thousands)	2007 (Restated)	2006
Cost of sales	$203,215	$74,082
Gross margin percentage	16.5%	18.5%

Gross margins decreased by 2.0 percentage points for the six months ended June 30, 2007 compared with the six months ended June 30, 2006. The decrease was primarily due to operating inefficiencies. We define the gross margin percentage as net sales less cost of sales divided by net sales.

General and administrative expenses

	For the six months ended June 30,
	2007 (Restated)	2006
As a percentage of net sales	14.1%	15.1%

General and administrative expenses as a percentage of net sales decreased 1.0 percentage points for the six months ended June 30, 2007 compared with the six months ended June 30, 2006. The decrease was primarily due to leveraging selling and administrative support functions over an increasing business base, partially offset by a liquidated damage charge of $6.7 million. See Note 7, Other current liabilities, in the accompanying unaudited condensed consolidated financial statements.

Research and development expenses

	For the six months ended June 30,
	2007 (Restated)	2006
As a percentage of net sales	3.5%	1.4%

Research and development expenses increased by approximately $7.2 million primarily due to increased expenditures related to the development of the Cheetah vehicle.

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

Income tax expense

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

Net income (loss) available to common shareholders

	For the six months ended June 30,
(in thousands, except per share)	2007 (Restated)	2006
Net income (loss) available to common shareholders	$183	$(989)
Diluted earnings per common share	$0.00	$(0.03)

We realized net income available to common shareholders for the 2007 period compared to a net loss available to common shareholders for the comparable period in 2006 due to decreased interest expense and decreased preferred stock dividends and accretion, partially offset by lower gross margins.

Liquidity and Capital Resources

Our liquidity and available capital resources are impacted by operating, financing and investing activities. Our principal sources of liquidity are cash on hand and cash from operations, primarily from the U.S. government.

Sources and Uses of Cash

Our primary sources of funding are cash flows from operations and from financing activities. Our funds were used primarily to fund working capital requirements and to make capital expenditures. The following chart shows the cash flows provided by or used in operating, investing, and financing activities for the six months ended June 30, 2007 and 2006 (in thousands):

	For the six months ended June 30,
	2007	2006
Net cash (used in) provided by operating activities	$(96,480)	$5,152
Net cash used in investing activities	(25,538)	(2,348)
Net cash provided by financing activities	3,573	593
Increase (decrease) in cash and cash equivalents	$(118,445)	$3,397

At June 30, 2007 we had $37.9 million of cash and cash equivalents, a decrease from $156.3 million at the end of 2006.

Cash Flow from Operating Activities

Cash used in operating activities increased by $101.6 million during the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This change was primarily due to an increase in working capital usage in the 2007 period. Working capital usage increased $105.2 million (accounts receivable, inventories, and accounts payable) to support increased sale volumes.

Cash Flow from Investing Activities

As our business has grown, we have made several significant acquisitions and expanded our manufacturing capacity and infrastructure. In March 2007, we purchased the research and developmental testing facility of NEWTEC Services Group, Inc., located near Edgefield, South Carolina, for $5.5 million, $5.1 million of which was in cash. In March 2007, we purchased real and personal property located in Summerville, South Carolina, for $4.1 million in cash to use as a product development and logistic services training center. During the first half of 2007, we began to construct a warehouse and an additional assembly line at our Ladson facility. Construction in progress at June 30, 2007 totaled $7.0 million.

Cash Flow from Financing Activities

During the six months ended June 30, 2007, we issued common stock primarily for exercised employee options. During the six months ended June 30, 2006, the proceeds of common stock issued for exercised employee options and exercised common stock warrants were offset by the retirement of $5.0 million of short-term debt.

Current Liquidity and Capital Resources

Due to the timing of the issuance of this amended Quarterly Report on Form 10-Q/A we have disclosed certain information that was included in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on September 15, 2008.

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

As of June 30, 2007, we do not have any obligation under certain guarantees or contracts as defined above.

As of June 30, 2007, we do not have any retained or contingent interest in assets as defined above.

As of June 30, 2007, we do not hold derivative financial instruments, as defined by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2007, we were not involved in any unconsolidated SPE transactions.

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

Effect if Actual Results
Description	Judgments and Uncertainties	Differ from Assumptions
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

Effect if Actual Results
Description	Judgments and Uncertainties	Differ from Assumptions

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

Item 4. Control and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the United States Securities Exchange Act of 1934, as amended (“Exchange Act”), is (1) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (2) accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving their control objectives.

In connection with the preparation of this amended Quarterly Report on Form 10-Q/A for the period ended June 30, 2007, members of our new management, at the direction (and with the participation) of our chief executive officer and interim chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of June 30, 2007. Based on that evaluation, the chief executive officer and interim chief financial officer, concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2007, because of the material weaknesses in our internal control over financial reporting that existed during the period covered by this report. Notwithstanding these material weaknesses that existed during the period covered by this report, our new management has concluded that our unaudited condensed consolidated financial statements included in this report are fairly stated, in all material respects, in accordance with generally accepted accounting principles in the United States of America (GAAP).

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

At the conclusion of our restatement efforts, our new management identified the following material weaknesses in our internal control over financial reporting as of June 30, 2007.

Financial Statements Closing Process. We lacked a sufficient complement of personnel with a level of financial reporting expertise commensurate with our financial reporting requirements, which resulted in our not maintaining effective controls over the financial statements closing and reporting process. Specifically, we lacked sufficient resources to perform properly the quarterly and year-end consolidated financial statement close processes, including the review of certain account reconciliations, recognition of certain liabilities in the proper period and consolidated financial statement preparation and disclosures. We also did not maintain physical control over property and equipment. We also did not maintain sufficient written policies and procedures, and support, particularly with respect to the accounting for the reserve for excess and obsolete inventory; however, this specific item only resulted in material adjustments to our cost of goods sold in the fourth quarter of 2007. The other control deficiencies in this section contributed to the material weaknesses discussed below and resulted in restatement of our quarterly condensed consolidated financial statements for the period ended June 30, 2007.

Accounting for Inventory and related accounts. We did not maintain effective controls over the completeness, accuracy, valuation and existence of our inventory, accounts payable, and related cost of sales accounts. Specifically, our controls with respect to the accuracy of product costing, work order closeout, accounting for cost accumulation on long-term contracts and certain inventory management processes, including obsolete and slow-moving inventory identification, and net-realizable inventory valuation were not effective. Also, we did not maintain effective controls over the accurate and timely recording of inventory receipts and shipments, including the recognition of accounts payable. Furthermore, we did not maintain effective controls over the accuracy and completeness of perpetual counts of our inventory quantities. This control deficiency contributed to the material weaknesses discussed below and resulted in restatement of our quarterly unaudited condensed consolidated financial statements for the period ended June 30, 2007.

Accounting for revenue recognition. We did not maintain effective controls over the completeness and accuracy of revenue, accounts receivable, and advance payments on contracts. Specifically, we failed to recognize revenue in the appropriate quarter and effective controls were not designed and in place to ensure that sales orders were complete, accurate and recorded on a timely basis. This control deficiency contributed to the material weaknesses discussed below and resulted in restatement of our quarterly unaudited condensed consolidated financial statements for the period ended June 30, 2007.

Accounting for income taxes. We did not maintain effective controls over the completeness, accuracy, presentation and disclosure of our accounting for income taxes, including the determination of income tax expense, income taxes payable and deferred income tax assets and liabilities. This control deficiency contributed to the material weaknesses discussed below and resulted in restatement of our quarterly unaudited condensed consolidated financial statements for the period ended June 30, 2007.

Inadequate monitoring of non-routine and non-systematic transactions. We did not have effective controls in place to monitor and accurately record non-routine and non-systematic transactions. This primarily related to our accounting for inventory relating to terminating an agreement with a supplier in the second quarter of 2007. This control deficiency contributed to the material weaknesses discussed below and resulted in restatement of our quarterly unaudited condensed consolidated financial statements for the period ended June 30, 2007.

Information Technology Controls. We did not maintain effective segregation of duties over automated and manual transaction processes. Specifically, we did not maintain effective controls over the granting, maintenance and monitoring of access to financial systems and data. Certain information technology and finance department personnel had unrestricted access to financial applications, programs and data beyond that needed to perform their individual job responsibilities and without any independent monitoring. This control deficiency affects substantially all financial statement accounts. This control deficiency did not result in adjustments to our unaudited condensed consolidated financial statements for the period ended June 30, 2007.

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

10.1

Technology and License Agreement among Force Protection, Inc., General Dynamics Land Systems Inc. and Force Dynamics LLC, dated April 3, 2007, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2007, is hereby incorporated by reference.

10.2

Modification of Contract Agreement with the United States Marine Corps, dated April 17, 2007, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007, is hereby incorporated by reference.

10.3

Delivery Order under Contract No. M67854-07-D-5031 with the United States Marine Corps Systems Command, dated April 23, 2007, filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007, is hereby incorporated by reference.

10.4

Employment Letter between Force Protection Industries, Inc. and Denise Speaks, dated May 24, 2007 filed as Exhibit 10.40 on the Company’s Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.

10.5

Delivery Order under Contract No. M67854-07-D-5031 with the United States Marine Corps Systems Command, dated June 19, 2007, filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007, is hereby incorporated by reference.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

(Exhibits marked with a † are filed electronically herewith.)

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