Form 10-Q/A
period 2007-09-30
FORCE PROTECTION INC
filed 2008-09-30
CIK 1032863

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

i

EXPLANATORY NOTE REGARDING RESTATEMENTS

This Quarterly Report on Form 10-Q/A for the three- and nine- month periods ended September 30, 2007 includes restatements of the previously filed condensed consolidated financial statements and data (and related disclosures) for the period ended September 30, 2007. These corrections are discussed in Note 2, Restatement and Reclassification of Previously Issued Condensed Consolidated Financial Statements, included in the accompanying condensed consolidated financial statements for the period ended September 30, 2007. These corrections are also discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q/A and are further discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 16, Summarized Quarterly Unaudited Financial Data, to the consolidated financial statements included in our Annual Report on Form 10-K for our fiscal period ended December 31, 2007 filed with the United States Securities and Exchange Commission (“SEC”) on September 15, 2008. We previously announced, in a Form 8-K filed with the SEC on March 3, 2008, that we would restate our previously reported condensed consolidated financial statements for the three- and nine-month periods ended September 30, 2007 as a result of errors discovered by management during its year-end and quarterly review, including errors associated with inventory purchased from a subcontractor as a result of a contract termination.  The information contained in this Quarterly Report on Form 10-Q/A amends only Items 1, 2 and 4 of Part I and Item 6 of Part II to the originally filed Quarterly Report on Form 10-Q filed with the SEC on November 13, 2007 (the “Original Report”).

This Quarterly Report on Form 10-Q/A does not reflect all events occurring after the original filing of the Original Report or modify or update all the disclosures affected by subsequent events. Information not modified or updated herein reflects the disclosures made at the time of the filing of the Original Report on November 13, 2007. Accordingly, this Form on 10-Q/A should be read in conjunction with all of our periodic filings, as amended if applicable, including our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC subsequent to the filing date of the Original Report.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

Force Protection, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	As of September 30, 2007 (Restated)	As of December 31, 2006
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$72,274	$156,319
Accounts receivable, net of allowance	66,094	42,035
Inventories	167,153	60,396
Advances to subcontractor	20,740	—
Deferred income tax assets	12,759	9,563
Income taxes receivable	225	—
Other current assets	15,040	373
Total current assets	354,285	268,686
Property and equipment, net	51,511	8,964
Intangible assets, net	1,531	—
Deferred income tax assets	2,764	2,764
Total assets	$410,091	$280,414
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$103,144	$38,654
Due to United States government	15,751	6,023
Other current liabilities	12,040	4,891
Advance payments on contracts	55,937	12,824
Total current liabilities	186,872	62,392
Other long-term liabilities	334	168
	187,206	62,560
Commitments and contingencies
Shareholders’ equity:
Common stock	68	67
Additional paid-in capital	256,684	251,038
Accumulated deficit	(33,867)	(33,251)
Total shareholders’ equity	222,885	217,854
Total liabilities and shareholders’ equity	$410,091	$280,414

The accompanying notes to condensed consolidated financial
statements are an integral part of these balance sheets.

Force Protection, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2007 (Restated)	2006	2007 (Restated)	2006
	(In Thousands,		(In Thousands,
	Except Per Share Data)		Except Per Share Data)
Net sales	$206,794	$42,161	$450,278	$133,038
Cost of sales	184,260	34,243	387,475	108,325
Gross profit	22,534	7,918	62,803	24,713

General and administrative expenses	21,708	6,715	56,113	20,421
Research and development expenses	2,344	546	10,848	1,851
Operating income (loss)	(1,518)	657	(4,158)	2,441
Other income, net	594	121	3,488	169
Interest expense	(55)	(110)	(86)	(1,737)
Income (loss) before income tax benefit	(979)	668	(756)	873
Income tax benefit	180	—	140	—
Net income (loss)	(799)	668	(616)	873
Accretion of Series D 6% convertible preferred stock	—	(64)	—	(326)
Preferred stock dividend	—	(364)	—	(1,297)
Net income (loss) available to common shareholders	$(799)	$240	$(616)	$(750)
Earnings (loss) per common share:
Basic	$(0.01)	$0.00	$(0.01)	$(0.02)
Diluted	$(0.01)	$0.00	$(0.01)	$(0.02)
Weighted average common shares outstanding:
Basic	68,208	49,014	67,990	42,051
Diluted	68,208	49,014	67,990	42,051

The accompanying notes to condensed consolidated financial
statements are an integral part of these statements.

Force Protection, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2007 (Restated)	2006
	(In Thousands)
Cash flows from operating activities:
Net Income (loss)	$(616)	$873
Adjustments to reconcile net income (loss) to net cash used in operating activities –
Depreciation and amortization	4,018	588
Deferred tax benefit	(3,196)	—
Income tax benefit realized from stock options exercised	(2,276)	—
Stock-based compensation	2,035	1,560
Allowance for doubtful accounts	(45)	—
Provision for inventory obsolescence	1,358	—
Warranty reserve	1,202	189
(Increase) decrease in assets –	—	—
Accounts receivable	(24,014)	(12,537)
Inventories	(108,115)	(1,071)
Advances to subcontractor	(20,740)	—
Income tax receivable	(225)	—
Other current assets	(14,667)	(148)
Increase (decrease) in liabilities –	—
Accounts payable	64,490	7,596
Due to United States government	9,728	—
Other current liabilities	8,063	44
Advance payments on contracts	43,113	(5,432)
Total adjustments	(39,271)	(9,211)
Net cash used in operating activities	(39,887)	(8,338)
Cash flows from investing activities:
Capital expenditures	(47,706)	(4,372)
Net cash used in investing activities	(47,706)	(4,372)
Cash flows from financing activities:
Proceeds from issuance of common stock:
Other	1,336	46,018
Dividends on Series D preferred stock	—	(277)
Payments on debt	—	(7,500)
Income tax benefit realized from stock options exercised	2,276	—
Net decrease in long-term liabilities	(64)	—
Net cash provided by financing activities	3,548	38,241
Increase (decrease) in cash and cash equivalents	(84,045)	25,531
Cash and cash equivalents at beginning of period	156,319	1,217
Cash and cash equivalents at end of period	$72,274	$26,748
Supplemental cash flow information:
Cash paid during the period for Interest, net of amounts capitalized	$86	$1,737
Income taxes	$1,000	$—
Supplemental schedule of noncash investing and financing activities:
Note payable, net of discount, issued as consideration for non-compete agreement	$390	$—

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

Commencing in March 2008, in conjunction with the preparation of our consolidated financial statements for the year ended December 31, 2007, we undertook a comprehensive review of our previously issued unaudited condensed consolidated financial statements for the periods ended March 31, 2007, June 30, 2007 and September 30, 2007, collectively referred to as the (Quarterly Financial Statements). As a result of this review, we have determined that the previously issued unaudited Quarterly Financial Statements were not prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and we have restated those previously issued Quarterly Financial Statements. The condensed consolidated financial statements for the period ended September 30, 2007, include the effects of these restatements. (See Note 2, Restatement and Reclassification of Previously Issued Condensed Consolidated Financial Statements).

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

Customer Concentration

Substantially all of our revenue comes from our DoD contracts either as a prime contractor or as a subcontractor to another prime contractor to the U.S. government.  Revenue from those contracts approximated 91% and 92 % of Net sales for the nine months ended September 30, 2007 and 2006, respectively.  Our accounts receivable from the U.S. government as of September 30, 2007 was 93 % of our accounts receivable.

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

There are certain federal laws that, while not specifically directed at us as a contractor, may affect our U.S. government contracts. The Anti-Deficiency Act is one of the major laws through which Congress exercises its constitutional control of the public purse. The Anti-Deficiency Act indirectly regulates how the agency awards our contracts and pays our invoices. Accounts receivable related to DoD contracts approximated 93% of our accounts receivable as of September 30, 2007.

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

As a result of the adjustments related to the definitization process, we recognize a liability, Due to United States government, and reduce gross sales to arrive at net sales.  As of September 30, 2007 and December 31, 2006, our liability for contracts subject to the definitization process has been estimated based upon an expected adjustment percentage.

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

Force Dynamics LLC

On September 10, 2007, we entered into a subcontract (“GDLS Subcontract”) with General Dynamics Land Systems Inc. (“GDLS”) pursuant to which GDLS manufactures approximately 50% of the Cougar vehicles to be manufactured under, and performs approximately 50% of the life cycle support required by, the Mine Resistant Ambush Protected (“MRAP”) Competitive Contract based on revenues. We previously entered into a joint venture with GDLS on December 15, 2006 (“Workshare Agreement”) pursuant to which we and GDLS would fulfill the obligations of the MRAP Competitive Contract. We formed a Delaware limited liability company, Force Dynamics, LLC (“Force Dynamics”), to govern the terms of the joint venture. However, the MRAP Competitive Contract was awarded to us and not to Force Dynamics or GDLS. We have attempted to novate this contract to Force Dynamics, although the U.S. government has not yet agreed to the novation. If the contract is novated, we and GDLS may be required to guarantee payment of all liabilities and performance of all obligations that Force Dynamics will assume under the novated contract. We will not fund and Force Dynamics will remain inactive until such time the MRAP Competitive Contract is assigned to Force Dynamics. Because this contract was awarded to Force Protection and has not yet been novated to the joint venture, we include 100% of the revenues from the MRAP Competitive Contract (including revenue from vehicles manufactured by GDLS) in Net sales in our unaudited condensed consolidated statement of operations beginning with the three-month period ended September 30, 2007, and will continue to include them until such time as the MRAP Competitive Contract is novated to Force Dynamics, at which point we will recognize revenues only from vehicles subcontracted

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

by Force Dynamics that we actually manufacture.  In addition, beginning with the three-month period ended September 30, 2007 we include in Cost of sales, an amount equal to 100% of revenues from vehicles manufactured by GDLS.  Notwithstanding the inclusion of revenues from vehicles manufactured by GDLS in Net sales, GDLS is entitled to all of the revenue from vehicles manufactured by GDLS.  Amounts included in our consolidated statements of operations for the three- and nine-month periods ended September 30, 2007 from vehicles manufactured by GDLS are as follows (in thousands):

2007
Net sales	$33,270
Cost of sales	33,270

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

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

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

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

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

The following table summarizes the effects of the restatement and presentation reclassifications on our previously issued unaudited condensed consolidated financial statements:

Summary of increases (decreases) in Net income (unaudited)

	September 30, 2007
(in thousands, except per share amounts)	Three months ended	Nine months ended
Net income, as previously reported	$11,362	$23,517
Net adjustments
Revenue recognition	502	9,125
Liability recognition	(11,588)	(41,524)
Inventory burden calculation	(5,207)	(1,589)
Stock-based compensation	(61)	(1,069)
Income tax expense	7,407	14,553
Other	(3,214)	(3,629)
Effect of restatement adjustments	(12,161)	(24,133)
Net loss, restated	$(799)	$(616)

Basic earning (loss) per common share:
Net income, as previously reported	$0.17	$0.35
Net adjustments
Revenue recognition	0.01	0.14
Liability recognition	(0.17)	(0.62)
Inventory burden calculation	(0.08)	(0.03)
Stock-based compensation	Nil	(0.01)
Income tax expense	0.11	0.22
Other	(0.05)	(0.06)
Effect of restatement adjustments	(0.18)	(0.36)
Net loss, restated	$(0.01)	$(0.01)

Diluted earning (loss) per common share:
Net income, as previously reported	$0.16	$0.34
Net adjustments
Revenue recognition	0.01	0.14
Liability recognition	(0.16)	(0.61)
Inventory burden calculation	(0.08)	(0.03)
Stock based compensation	Nil	(0.01)
Income tax expense	0.11	0.22
Other	(0.05)	(0.06)
Effect of restatement adjustments	(0.17)	(0.35)
Net loss, restated	$(0.01)	$(0.01)

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

Other

We did not properly account for advances to subcontractor, prepaid insurance or the acquisition and disposition of property and equipment in the appropriate quarter in 2007.  In addition, we did not account for certain of operating lease costs on a straight-line basis in each of the quarters in 2007.

Balance Sheet Impact

The following table sets forth the unaudited condensed consolidated balance sheet information for the Company, showing previously reported amounts, adjustments, reclassifications and restated and reclassified amounts as of September 30, 2007 (in thousands):

	As of September 30, 2007
	As Previously Reported	Adjustments	As Restated	Reclassifi- cations	As restated and reclassified
Assets
Current assets:
Cash and cash equivalents	$72,274	$—	$72,274	$—	$72,274
Accounts receivable	37,758	28,336	66,094	—	66,094
Inventories	182,473	(15,320)	167,153	—	167,153
Advances to subcontractor	16,277	4,463	20,740	—	20,740
Deferred income tax assets	7,473	5,286	12,759	—	12,759
Income taxes receivable	—	225	225	—	225
Other current assets	—	15,040	15,040	—	15,040
Total current assets	316,255	38,030	354,285	—	354,285

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

	As of September 30, 2007
	As Previously Reported	Adjustments	As Restated	Reclassifi- cations	As restated and reclassified
Property and equipment, net	47,630	3,881	51,511	—	51,511
Intangible assets, net	1,582	(51)	1,531	—	1,531
Deferred income tax assets	60	2,704	2,764	—	2,764
Total assets	$365,527	$44,564	$410,091	$—	$410,091
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$47,856	$55,288	$103,144	$—	$103,144
Due to United States government (a)	—	15,751	15,751	—	15,751
Warranty reserve (b)	4,943	(1,891)	3,052	(3,052)	—
Deferred income tax liabilities	8,985	(8,829)	156	(156)	—
Other current liabilities (b)	—			12,040	12,040
Advance payments on contracts	52,303	3,634	55,937		55,937
Other accrued liabilities (b)	6,884	1,716	8,600	(8,600)	—
Current portion of long-term liabilities	222	10	232	(232)	—
Total current liabilities	121,193	65,679	186,872	—	186,872

Other long-term liabilities	77	(11)	66	268	334
Long-term debt	268	—	268	(268)	—
	121,538	65,668	187,206	—	187,206

Shareholders’ equity:
Common stock	68	—	68	—	68
Additional paid-in capital	251,813	4,871	256,684	—	256,684
Accumulated deficit	(7,892)	(25,975)	(33,867)	—	(33,867)
Total shareholders’ equity	243,989	(21,104)	222,885	—	222,885
Total liabilities and shareholders’ equity	$365,527	$44,564	$410,091	$—	$410,091

(a) Adjustments related to the definitization process, which were previously reported as part of the allowance for doubtful accounts, have been reclassified to report them as a liability, Due to United States government.

(b) Other accrued liabilities, warranty reserve, and current portion of long-term liabilities have been reclassified to Other current liabilities

Statements of Operations Impact

The following tables present unaudited condensed consolidated statements of operations information for the Company showing previously reported amounts, adjustments and restated amounts for the three and nine months ended September 30, 2007 (in thousands, except share data):

	For the three months ended September 30, 2007
	As previously reported	Adjustments	As restated
Net sales	$206,291	$503	$206,794
Cost of sales	165,678	18,582	184,260
Gross profit	40,613	(18,079)	22,534
General and administrative expenses	20,030	1,678	21,708
Research and development expenses	2,526	(182)	2,344
Operating income (loss)	18,057	(19,575)	(1,518)
Other income, net	594	—	594

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

	For the three months ended September 30, 2007
	As previously reported	Adjustments	As restated
Interest expense	(62)	7	(55)
Income (loss) before income tax (expense) benefit	18,589	(19,568)	(979)
Income tax (expense) benefit	(7,227)	7,407	180
Net income (loss)	$11,362	$(12,161)	$(799)
Earnings (loss) per common share:
Basic	$0.17	$(0.18)	$(0.01)
Diluted	$0.16	$(0.17)	$(0.01)
Weighted average common shares outstanding:
Basic	68,208		68,208
Diluted	68,929		68,208

	For the nine months ended September 30, 2007
	As previously reported	Adjustments	As restated
Net sales	$441,152	$9,126	$450,278
Cost of sales	345,252	42,223	387,475
Gross profit	95,900	(33,097)	62,803

General and administrative expenses	50,642	5,471	56,113
Research and development expenses	10,674	174	10,848
Operating income (loss)	34,584	(38,742)	(4,158)

Other income, net	3,489	(1)	3,488
Interest expense	(142)	56	(86)
Income (loss) before income tax (expense) benefit	37,931	(38,687)	(756)
Income tax (expense) benefit	(14,414)	14,554	140
Net income (loss)	$23,517	$(24,133)	$(616)
Earnings (loss) per common share:
Basic	$0.35	$(0.36)	$(0.01)
Diluted	$0.34	$(0.35)	$(0.01)
Weighted average common shares outstanding:
Basic	67,985		67,990
Diluted	68,914		67,990

Statement of Cash Flows Impact

The following table presents selected unaudited condensed consolidated statement of cash flows information for the Company showing previously reported cash flows, adjustments and restated cash flows for the nine months ended September 30, 2007 (in thousands):

	For the nine months ended September 30, 2007
	As previously reported	Adjustments	As restated

Net cash used in operating activities	$(40,903)	$1,016	$(39,887)
Net cash used in investing activities	(44,354)	(3,352)	(47,706)
Net cash provided by financing activities	1,212	2,336	3,548
Increase (decrease) in cash and cash equivalents	(84,045)	—	(84,045)

Cash and cash equivalents at beginning of year	156,319	—	156,319
Cash and cash equivalents at end of period	$72,274	$—	$72,274

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

3.             Accounts Receivable

Accounts receivable consists of the following (in thousands):

	As of September 30, 2007 (Restated)	As of December 31, 2006
U. S. government	$61,674	$39,770
Other accounts receivable	4,438	2,310
	66,112	42,080
Less: Allowance for doubtful accounts	(18)	(45)
Accounts receivable, net	$66,094	$42,035

Other accounts receivable primarily relate to the sale of excess raw materials to suppliers and others.  Any gain or loss on these sales is included in Other income, net in the accompanying unaudited condensed consolidated statement of operations. As of September 30, 2007, our accounts receivable from the U.S. government includes $7.3 million of earned and unbilled accounts receivable.

4.             Inventories

Inventories consist of the following (in thousands):

	As of September 30, 2007 (Restated)	As of December 31, 2006
Raw material and supplies	$122,681	$36,418
Work in process	42,756	23,978
Finished goods	1,716	—
Inventories	$167,153	$60,396

5.             Property and Equipment

Property and equipment consist of the following (in thousands):

	As of September 30, 2007 (Restated)	As of December 31, 2006
Land	$4,212	$—
Buildings	5,221	—
Leasehold improvements	10,922	1,534
Machinery and equipment; including tooling and molds	6,141	3,795
Computer equipment and software	6,737	2,757
Furniture and fixtures	3,853	1,023
Demonstration vehicles	1,531	1,096
Manuals	705	105

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

	September 30, 2007 (Restated)	December 31, 2006
Vehicles	468	143
	39,790	10,453
Less: Accumulated depreciation	(5,098)	(1,489)
	34,692	8,964
Construction in progress	16,819	—
Property and equipment, net	$51,511	$8,964

Depreciation expense for the nine months ended September 30, 2007 and September 30, 2006 was $3.6 million and $0.6 million, respectively.

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

In July 2007, we purchased land and an approximately 430,000 square foot building in Roxboro, North Carolina for $3.5 million in cash, which we originally planned to use as a manufacturing plant (See Subsequent Event –Asset Impairment discussion below). We allocated approximately $0.8 million to land and $2.7 million to the building.  Also, in July, 2007, we completed construction on and placed into service a 90,000 square warehouse facility at our corporate headquarters in Ladson, South Carolina at a cost of approximately $4.4 million, included in leasehold improvements.

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

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

	As of September 30, 2007 (Restated)	As of December 31, 2006
Straight-line rental accrual	$238	$—

Construction in Progress

Amounts in construction in progress as of September 30, 2007, relate primarily to the construction of assembly lines at our Ladson, South Carolina and Roxboro, North Carolina manufacturing plants.

Subsequent Event-Asset Impairment

In March 2008, we decided to suspend the construction of the assembly line at our Roxboro facility and began to develop a plan for an alternative use for the facility. As a result, we charged to operations in the first quarter of 2008 $2.1 million in deposits on services to be provided and $2.8 million in design costs.

6.             Intangible Assets

Intangible assets consist of the following as of September 30, 2007 (in thousands):

	Gross Carrying Amount (Restated)	Accumulated Amortization (Restated)	Net (Restated)
Licenses	$800	$155	$645
Non-compete agreement	540	79	461
Customer base	200	58	142
Special expertise	400	117	283
Total	$1,940	$409	$1,531

As discussed in Note 5, Property and Equipment, we acquired the above intangible assets in March 2007 in connection with the purchase of a research and development testing facility located in Edgefield, South Carolina.

Amortization expense for intangible assets for the nine months ended September 30, 2007 was $0.4 million.

7.             Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	As of September 30, 2007 (Restated)	As of December 31, 2006
Current portion of other long-term liabilities	$232	$72
Compensation and benefits	4,338	1,223
Warranty reserves	3,052	1,850
Income tax payable	157	—
Vehicle fee payable	2,531	1,139
Interest payable	32	—
Liquidated damages settlement	1,460	607
Straight-line rent accrual	238	—
Other current liabilities	$12,040	$4,891

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

Warranty Reserves

Warranty reserves consist of the following (in thousands):

	As of September 30, 2007 (Restated)	As of December 31, 2006
Balance at beginning of year	$1,850	$1,686
Charges to expense	1,368	164
Costs paid or otherwise settled	(166)	—
Balance at end of period	$3,052	$1,850

Vehicle Fee Payable

We are party to two long-term intellectual property agreements pursuant to which we have the right to use certain intellectual property technology relating to blast -and ballistic-protected vehicles. One agreement is with the CSIR Defencetek (“CSIR”), a division of the Council for Scientific and Industrial Research, a statutory council established in accordance with the Laws of the Republic of South Africa. The other is with Mechem, a division of Denel Pty Ltd, a company established under the Laws of the Republic of South Africa. Under these agreements, we pay a per vehicle royalty fee in exchange for the exclusive transfer to us of certain technology.

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

The agreement with Mechem provides for the provision on an exclusive basis by Mechem to us of certain technical, scientific and commercial intellectual property rights pertaining to the development of our Cougar and Buffalo vehicles. Under our agreement with Mechem, we pay Mechem a fee for each vehicle sold and/or manufactured by us using the licensed intellectual property during the term of the agreement, including vehicles manufactured by our subcontractors.  We are not obligated to pay a fee with respect to our Cheetah vehicle, and the manufacture of the Cheetah vehicle is not dependent upon the technology granted to us under the agreement with Mechem. Our original agreement with Mechem was effective October 15, 2001 and expired October 15, 2006.  Our current agreement with Mechem, which we entered into on September 13, 2006, expires on September 12, 2011.  We have no right to extend the agreement after September 2011 and, if the agreement expires without renewal, after such date Mechem may license the licensed intellectual property to other parties.  However, even upon expiration of the agreement, we will have the ability to manufacture and deliver the Cougar and Buffalo vehicles.

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

Liquidated Damages Settlement

On December 20, 2006, we completed a private placement of 13 million shares of its common stock to institutional investors at $11.75 per share, resulting in gross proceeds of $152.8 million. The proceeds, net of commissions, were $146.6 million. Per the Securities Purchase Agreement, we agreed to file a registration statement to register all 13 million shares of common stock for resale and distribution under the Securities Act of 1933, as amended, within 30 calendar days thereafter (January 19, 2007) and cause the registration statement to be declared effective by the SEC no later than 120 calendar days thereafter (April 19, 2007). If the registration statement registering these shares was not declared effective on or before the applicable date, then we were required to deliver to each purchaser, as liquidated damages, an amount equal to one and one third percent (1 1/3%) for each 30 days (or such lesser pro-rata amount for any period of less than 30 days) of the total purchase price of the securities purchased and still held by such purchaser pursuant to the Securities Purchase Agreement on the first day of each 30 day or shorter period for which liquidated damages were calculable. The registration statement for the shares issued became effective July 26, 2007. On October 15, 2007, we filed a prospectus supplement with respect to the registration statement.  Liquidated damage expense for the nine months ended September 30, 2007 was $7.5 million and is included in General and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

8.              Advance payments on contracts

Advance payments on contracts of the following (in thousands):

	As of September 30, 2007 (Restated)	As of December 31, 2006
Mine Resistant Ambush Protected (“MRAP”) program	$52,200	$—
Iraqi Light Armored Vehicles (“ILAV”)	3,737	4,260
Mastiff Protected Patrol Vehicles (“Mastiff”)	—	7,488
Other	—	1,076
Advance payments on contracts	$55,937	$12,824

9.              Other Long-term Liabilities

Other long-term liabilities consist of the follow items.

	As of September 30, 2007 (Restated)	As of December 31, 2006
Non-compete agreement	$417	$—
Equipment note payable	149	240
	566	240
Less: Current portion (included in Other current liabilities)	(232)	(72)
Other long-term liabilities	$334	$168

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

In October 2006, we acquired capital equipment valued at $234,875 using a note with implied interest of 11.25% from the supplier with a repayment based on usage of materials used with the equipment. It is expected that based on usage estimates the note payments in 2008 and 2009 will be $92,608 and $13,838 respectively.

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

Common Stock Transactions

During the nine months ended September 30, 2007, employees exercised stock options to purchase 1,411,133 shares of our common stock valued at $1.4 million. We also issued 4,348 shares of our common stock related to 2006 employee stock option exercises that were identified as shares to be issued in shareholders’ equity as of December 31, 2006.

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

We did not grant stock options during the nine months ended September 30, 2007.  We used the Black-Scholes valuation model to determine the fair value options granted during the year ended December 31, 2006. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility. Because our trading history is shorter than the expected life of the options, we used historical stock price volatility data from comparable companies to supplement our own historical volatility to determine expected volatility assumptions. We do not pay a dividend, and we do not include a dividend payment as part of our pricing model. Risk-free interest rates are based on U.S. Treasury Strip yields, compounded daily, consistent with the expected lives of the options. Because we do not have a sufficient history of option exercise or cancellation, we estimated the expected life of the options to be two years, which for a majority of the options was the midway point.  Under the Black-Scholes option-pricing model, the weighted- average fair value per share of employee stock options granted during the year ended December 31, 2006 was $0.03, the last year options were granted.

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

The fair value of our options was estimated using the following assumptions:

	For the nine months ended September 30,
	2007	2006
Expected volatility	—	45.82% - 70.31%
Risk-free interest rate	—	4.40% - 4.97%
Expected forfeiture rate	—	5.00%
Dividend yield	—	—%
Stock price on date of grants	—	$0.77-$7.48
Expected option terms (in years)	—	2
Expected duration from grant to expiration (in years)	—	4 and 5
Option vesting term (in years)	—	1-day – 14 months

The following summarizes stock option activity for the nine months ended September 30, 2007:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2006	1,959,665	$2.63
Granted	—	—
Exercised	(1,411,133)	$0.95
Forfeited/expired	—	—
Options outstanding at September 30, 2007	548,532	$6.96
Options exercisable at September 30, 2007	423,529	$6.82
Options available for grant at September 30, 2007 (a)	—	—

(a) Force Protection did not have a formal stock option plan as of September 30, 2007.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2007.

Options Outstanding				Options Exercisable
Weighted
		Average	Weighted		Weighted
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Average Exercise Price	Number Exercisable	Average Exercise Price
$1.50-$7.48	548,532	2.85	$6.96	548,532	$6.96

Stock Grants

The following table summarizes supplemental information about non-vested stock grants activity for the three months ended September 30, 2007.

	Number of Shares	Weighted average per share grant price
Outstanding as of December 31, 2006	191,026	$5.48
Shares granted	—	—
Shares vested	(70,513)	$5.14
Outstanding as of September 30, 2007	120,513	$5.68

Stock-based compensation

Stock-based compensation includes the expense associated with both stock options granted to employees and stock grants issued to employees and is recognized in General and administrative expenses in the condensed consolidated statement of operations as follows (in thousands):

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

	Three Months Ended September 30,		Nine months ended September 30,
	2007 (Restated)	2006	2007 (Restated)	2006
Stock options	$390	$67	$1,752	$415
Stock grants	91	262	283	277
Total stock based compensation	$481	$329	$2,035	$692

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

The Income tax benefit for the three and nine months ended September 30, 2007 was based on the estimated effective tax rates applicable for the fiscal year ending December 31, 2007, after considering items specifically related to the interim period. The Income tax benefit for the three- and nine-month periods ended September 30, 2006 was based on the estimated effective tax rates applicable for the fiscal year ended December 31, 2006, after considering items specifically related to the interim period.

Force Protection is subject to U.S. federal, state, and local income taxes. Income (loss) before income tax (expense) benefit is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007 (Restated)	2006	2007 (Restated)	2006
Income (loss) before income tax benefit	$(979)	$668	$(756)	$873

A reconciliation of statutory federal income tax (expense) benefit rate to the actual income tax (expense) benefit rate is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007 (Restated)	2006	2007 (Restated)	2006
Income tax (expense) benefit at statutory rate	35.00%	(35.00)%	35.00%	(35.00)%
(Increase) decrease in tax rate resulting from:
State income taxes, net of federal tax benefit	4.70%	(3.25)%	4.70%	(3.25)%
(Increase) decrease in valuation allowance	—%	38.25%	—%	38.25%
Reversal of other tax accruals no longer required	(8.21)%	—%	(8.21)%	—%
Research and development credit	(11.63)%	—%	(11.63)%	—%
Other	(2.55)%	—%	(2.55)%	—%
Nondeductible items	1.05%	—%	1.05%	—%
Effective Income tax (expense) benefit rate	18.36%	—%	18.36%	—%

The effective tax rate is the provision for income taxes as a percent of income before income taxes.  The 2007 effective rate is lower than the expected federal statutory rate of 35 % primarily due to the state income taxes,

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

reversal of other tax accruals no longer required, research and development credits, and certain nondeductible items at the statutory rate.

As a result of the adoption of FASB Statement No. 123(R), our deferred tax assets at September 30, 2007 and December 31, 2007 do not include excess tax benefits from stock option exercises. Shareholders’ equity will be increased if these excess tax benefits are ultimately realized.

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

13.       Earnings (Loss) Per Common Share

The following table shows the information used in the calculation of basic and diluted earnings (loss) per common share (in thousands, except number of shares and per share amounts):

	Three Months Ended September 30,		Nine months ended September 30,
	2007 (Restated)	2006	2007 (Restated)	2006
Numerator – Basic:
Net income (loss)	$(799)	$668	$(616)	$873
Less: Accretion of Series D 6% convertible preferred stock	—	(64)	—	(326)
Less: Preferred dividends	—	(364)	—	(1,297)
Income (loss) available for common shareholders – basic:	$(799)	$240	$(616)	$(750)
Numerator – Diluted:
Income (loss) available for common shareholders – basic	$(799)	$668	$(616)	$873
Add: Accretion of Series D 6% convertible preferred stock	—	(64)	—	(326)
Add: Preferred dividends	—	(364)	—	(1,297)
Income (loss) available for common shareholders – diluted	$(799)	$240	$(616)	$(750)
Denominator:
Weighted average common shares outstanding – basic:	68,207,649	49,014,150	67,989,525	42,050,762
Add: Stock options	Anti-dilutive	—	Anti-dilutive	Anti-dilutive
Add: Stock grants	Anti-dilutive	—	Anti-dilutive	Anti-dilutive
Weighted average common shares outstanding – diluted	68,207,649	49,014,150	67,989,525	42,050,762
Basic earnings (loss) per common share:
Income (loss) available for common shareholders – basic:	$(0.01)	$0.00	$(0.01)	$(0.02)
Diluted earnings (loss) per common share:
Income (loss) available for common shareholders – diluted	$(0.01)	$0.00	$(0.01)	$(0.02)

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

The calculation of earnings (loss) per common share is based on the weighted-average number of our common shares outstanding during the applicable period. The calculation for diluted loss per common share recognizes the effect of all dilutive potential common shares that were outstanding during the respective periods, unless their impact would be antidilutive.  We use the treasury stock method to calculate the dilutive effect of stock options and other common stock equivalents (potentially dilutive shares). Diluted earnings per common share recognize the dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. These potentially dilutive shares include: (1) Series D 6% Convertible Preferred Stock, (2) warrants, (3) stock options, and (4) stock grants. We excluded 369,006 and 343,296 common stock equivalents for the three and nine months ended September 30, 2007, respectively, and 3,697,617 and 6,429,063 common stock equivalents for the three and nine months ended September 30, 2006, respectively, from the calculation of diluted loss per share because they were anti-dilutive.

14.       Related Party Transactions

Our former Chief Executive Officer, Mr. Gordon McGilton, was a principal of APT Leadership, a consulting firm we hired to provide various business consulting services, training seminars and certain business software. APT Leadership billed Force Protection $0.4 million and $0.5 million for the nine months ended September 30, 2007 and 2006, respectively.  Mr. McGilton disclosed to the board of directors each year that he did not receive any dividends, distributions or other compensation from APT Leadership at any time while an employee of the Company.  Further, Mr. McGilton disclosed that as of December 31, 2007 he transferred his interest in APT Leadership to the other owner for $1 in consideration.  In addition, as part of the process to determine our income tax expense for the year ended December 31, 2007, we discovered in August 2008, that we did not withhold the proper amount of federal income taxes for Mr. McGilton in connection with his exercise of stock options in January 2007 and, as a result, Mr. McGilton effectively owed us $315,085 as of September 30, 2007, which is included in Other current assets in the accompanying unaudited condensed consolidated balance sheets. Mr. McGilton repaid this amount on September 11, 2008.

On February 18, 2006, we entered into a Modification and Assignment Agreement with Longview Fund, LP and Longview Equity Fund, LP (collectively, “Longview”) pursuant to which we paid $1.3 million against the principal balance of the secured promissory notes ( “Notes”) and extended the maturity date of the Notes for an additional 60 days. In addition, we consented to the assignment of $2.5 million of the Notes to Fort Ashford Funds LLC (“Fort Ashford”). Mr. Frank Kavanaugh, a former director of Force Protection, is the principal owner of Fort Ashford and at such time was a substantial shareholder of our common stock. Mr. Kavanaugh’s relationship to Fort Ashford Funds LLC was fully disclosed to us and Mr. Kavanaugh did not participate in the negotiations or decision process with respect to the Modification and Assignment Agreement. We paid $87,510 to Longview and $50,000 to Fort Ashford in cash as compensation for the extension of the maturity dates of the Notes.

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

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) has been restated to reflect certain adjustments to our unaudited condensed consolidated financial information previously reported in our quarterly report on Form 10-Q for the period ended September 30, 2007 filed with the SEC on November 13, 2007.  See “Restatement” below for additional information.  MD&A is designed to provide information that is supplemental to, and should be read together with, our unaudited condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q/A and because of the timing of the filing of this Quarterly Report on Form 10-Q/A, the Annual Report on Form 10-K for the year ended December 31, 2007 filed on September 15, 2008, which included restated 2007 quarterly information.

Information in this MD&A is intended to assist the reader in obtaining an understanding of our unaudited condensed consolidated financial statements, the changes in certain key items in those financial statements from period to period, the primary factors that accounted for those changes, and any known trends or uncertainties that we are aware of that may have a material effect on our future performance, as well as how certain accounting principles affect our unaudited condensed consolidated financial statements. MD&A includes the following sections:

•                  Highlights and Executive Summary

•                  Overview

•                  Restatement

•                  Results of Operations—an analysis of our consolidated results of operations, for the three and nine months ended September 30, 2007 and 2006

•                  Liquidity and Capital Resources—an analysis of the effect of our operating, financing and investing activities on our liquidity and capital resources

•                  Off-Balance Sheet Arrangements—a discussion of such commitments and arrangements

•                  Dividends—our dividend history

•                  Critical Accounting Policies and Estimates—a discussion of accounting policies that require significant judgments and estimates

•                  New Accounting Pronouncements—a summary and discussion of our plans for the adoption of new accounting standards relevant to us

SPECIAL NOTE REGARDING FORWARD–LOOKING STATEMENTS

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

These forward-looking statements were based on expectations about future events at the time they were made and are subject to numerous uncertainties and factors, all of which are difficult to predict and many of which are beyond our control. Many factors mentioned in our discussion in this Quarterly Report on Form 10-Q/A will be important in determining future results. We do not know whether the expectations reflected in these forward-looking statements will prove correct. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including those described under “Risk Factors” in periodic reports we file with the SEC.

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

Through an acquisition in 2002, we began shifting our principal focus from our then existing recreational watercraft production business to the production of mine clearing and armored vehicles. Our business began to grow exponentially when we were awarded contracts by the U.S. military in 2005 and each year after that. By 2007, substantially all of our net sales were derived from work performed directly or indirectly under U.S. government contracts. For the three months ended September 30, 2007 and 2006, our net sales totaled $206.8 million and $42.2 million, respectively, and our net income (loss) available to common shareholders totaled $(799,000) and $240,000, respectively.  For the nine months ended September 30, 2007 and 2006, our net sales totaled $450.3 million and $133.0 million, respectively, and our net loss available to common shareholders totaled $(616,000) and $(750,000), respectively.

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

Restatement

Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 2 has been restated to reflect certain adjustments to our unaudited condensed consolidated financial information previously reported in our quarterly report on Form 10-Q for the period ended September 30, 2007, filed with the SEC on November 13, 2007.  On February 29, 2008, we concluded we needed to restate our previously issued unaudited condensed consolidated financial statements for the third quarter of 2007 and delay the filing of our Annual Report on Form 10-K for the year ended December 31, 2007. On August 26, 2008, we concluded we needed to restate our previously issued unaudited condensed consolidated financial statements for the first and second quarters of 2007. We have concluded that misstatements in those previously issued financial statements were significant enough to warrant the restatement of the first, second, and third quarters of 2007. The misstatements primarily related to the recognition of revenue and liabilities in the proper periods and the determination of deferred incomes taxes. In connection with the restatement, certain presentation reclassifications have been made to conform to the current period presentation.  See Note 2, Restatement and Reclassification of Previously Issued Condensed Consolidated Financial Statements, in the accompanying unaudited condensed consolidated financial statements for additional information.

Results of Operations

The following discussion and analysis is based on our unaudited condensed consolidated statements of operations, which reflect our results of operations for the three and nine months ended September 30, 2007 and 2006, as prepared in accordance with GAAP.

The following tables present our vehicle sales and our results of operations for the three and nine months ended September 30, 2007 and 2006, as well as the percentage changes from period to period:

	For the three months ended September 30,
Units Sold	2007 (Restated)	2006	Percentage Change
Buffalo	21	3	600%
Cougar (all variants)	353	55	542%
Cheetah	—	—	—
Total units sold	374	58	545%

	For the nine months ended September 30,
Units Sold	2007 (Restated)	2006	Percentage Change
Buffalo	56	11	409%
Cougar (all variants)	746	159	369%
Cheetah	—	—	—
Total units sold	802	170	372%

	For the three months ended September 30,
(in thousands)	2007 (As restated)	2006	Percentage Change
Net sales	$206,794	$42,161	390%
Cost of sales	184,260	34,243	438%
Gross profit	22,534	7,918	185%

General and administrative expenses	21,708	6,715	223%
Research and development expenses	2,344	546	329%
Operating income (loss)	(1,518)	657	(331)%
Other income, net	594	121	391%
Interest expense	(55)	(110)	(50)%
Income (loss) before income tax benefit	(979)	668	(247)%
Income tax benefit	180	—	n/m
Net income (loss)	(799)	668	(220)%
Accretion of Series D 6% convertible preferred stock	—	(64)	n/m
Preferred stock dividend	—	(364)	n/m
Net income (loss) available to common shareholders	$(799)	$240	(433)%

	For the nine months ended September 30,
(in thousands)	2007 (As restated)	2006	Percentage Change

Net sales	$450,278	$133,038	238%
Cost of sales	387,475	108,325	258%
Gross profit	62,803	24,713	154%

General and administrative expenses	56,113	20,421	175%
Research and development expenses	10,848	1,851	486%
Operating income (loss)	(4,158)	2,441	(270)%
Other income, net	3,488	169	n/m
Interest expense	(86)	(1,737)	(95)%
Income (loss) before income tax benefit	(756)	873	(187)%
Income tax benefit	140	—	n/m
Net income (loss)	(616)	873	(171)%
Accretion of Series D 6% convertible preferred stock	—	(326)	n/m
Preferred stock dividend	—	(1,297)	n/m
Net loss available to common shareholders	$(616)	$(750)	(18)%

n/m – not meaningful

Three Months Ended September 30, 2007, as Restated

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

Net sales

The increase in net sales for the comparative periods is attributable to an increase in volume of vehicle deliveries, spare parts, and logistics services (field service representatives and technical publications). The mix of vehicles delivered and spares parts and logistics sales and the percentage change in the comparative periods are set forth in the following tables:

	For the three months ended September 30,
(in thousands)	2007 (Restated)	2006	Percentage Change
Buffalo	$15,676	$4,355	260%
Cougar (all variants)	176,865	34,357	415%
Spare parts and logistics	14,253	3,449	313%
	$206,794	$42,161	390%

Cost of sales and Gross profit

	For the three months ended September 30,
(in thousands)	2007 (Restated)	2006
Cost of sales	$184,260	$34,243
Gross margin percentage	10.9%	18.8%

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

General and administrative expenses

	For the three months ended September 30,
	2007 (Restated)	2006
As a percentage of net sales	10.5%	15.9%

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

Research and development expenses

	For the three months ended September 30,
	2007 (Restated)	2006
As a percentage of net sales	1.1%	1.3%

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

Nine Months Ended September 30, 2007, as Restated

Comparison of Results of Operations for the Nine Months Ended September 30, 2007 and 2006

Units sold

The increase in vehicles sold in the comparative periods is primarily due to the vehicles sold pursuant to the MRAP program. The vehicles sold under such program, which started shipping in the first quarter of 2007, represent approximately 72% of the vehicles sold in the nine months ended September 30, 2007.

Net sales

The increase in net sales for the comparative periods is attributable to an increase in volume of vehicle deliveries, spare parts, and logistics services (field service representatives and technical publications). The mix of vehicles delivered and spares parts and logistics sales and the percentage change in the comparative periods are set forth in the following tables:

	For the nine months ended September 30,
(in thousands)	2007 (Restated)	2006	Percentage Change
Buffalo	$38,491	$15,405	150%
Cougar (all variants)	361,801	104,527	246%
Spare parts and logistics	49,986	13,106	281%
	$450,278	$133,038	238%

Cost of sales and Gross profit

	For the nine months ended September 30,
(in thousands)	2007 (As restated)	2006
Cost of sales	$387,475	$108,325
Gross margin percentage	13.9%	18.6%

Gross margins decreased by 4.7 percentage points for the nine months ended September 30, 2007 compared with the nine months ended September 30, 2006. The gross margin was impacted by 1.2 percentage points as a result of GDLS Subcontract activity, whereby we recognized no gross profit on $33.3 million of vehicles sold that were produced by GDLS. The remainder of the decrease was primarily due to operational inefficiencies and the use of contract labor in the production process. We define the gross margin percentage as net sales less cost of sales divided by net sales.

General and administrative expenses

	For the nine months ended September 30,
	2007 (Restated)	2006
As a percentage of net sales	12.5%	15.3%

General and administrative expenses as a percentage of net sales decreased 2.8 percentage points for the nine months ended September 30, 2007 compared with the nine months ended September 30, 2006. The decrease was primarily due to leveraging selling and administrative support functions over an increasing business base, partially offset by a liquidated damage charge of $7.5 million. See Note 7, Other current liabilities, in the accompanying unaudited condensed consolidated financial statements.

Research and development expenses

	For the nine months ended September 30,
	2007 (Restated)	2006
As a percentage of net sales	2.4%	1.4%

Research and development expenses increased by approximately $9.0 million primarily due to increased expenditures related to the development of the Cheetah vehicle.

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

Net income (loss) available to common shareholders

	For the nine months ended September 30,
(in thousands, except per share)	2007 (Restated)	2006
Net income (loss) available to common shareholders	$(616)	$(750)
Diluted earnings per common share	$(0.01)	$(0.02)

We realized a smaller net loss available to common shareholders for the 2007 period compared to the comparable period in 2006 due to decreased interest expense and decreased preferred stock dividends and accretion, partially offset by lower gross margins.

Liquidity and Capital Resources

Our liquidity and available capital resources are impacted by operating, financing and investing activities. Our principal sources of liquidity are cash on hand and cash from operations, primarily from the U.S. government.

Sources and Uses of Cash

Our primary sources of funding are cash flows from operations and from financing activities. Our funds were used primarily to fund working capital requirements and to make capital expenditures. The following chart shows the cash flows provided by or used in operating, investing, and financing activities for the nine months ended September 30, 2007 and 2006 (in thousands):

	For the nine months ended September 30,
	2007	2006
Net cash used in operating activities	$(39,887)	$(8,338)
Net cash used in investing activities	(47,706)	(4,372)
Net cash provided by financing activities	3,548	38,241
Increase (decrease) in cash and cash equivalents	$(84,045)	$25,531

At September 30, 2007 we had $72.3 million of cash and cash equivalents, a decrease from $156.3 million at the end of 2006.

Cash Flow from Operating Activities

Cash used in operating activities increased by $31.5 million during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This change was primarily due to an increase in working capital usage in the 2007 period, partially offset by an increase in advance payments on contracts. Working capital usage increased $61.6 million (accounts receivable, inventories, and accounts payable) to support increased sale volumes.  Advance payments on contracts increased due to the receipt of performance-based payments under the MRAP program.

Cash Flow from Investing Activities

As our business has grown, we have made several significant acquisitions and expanded our manufacturing capacity and infrastructure. In March 2007, we purchased the research and developmental testing facility of NEWTEC Services Group, Inc., located near Edgefield, South Carolina, for $5.5 million, $5.1 million of which was in cash. In March 2007, we purchased real and personal property located in Summerville, South Carolina, for $4.1 million in cash to use as a product development and logistic services training center.  In July 2007, we purchased land and an approximately 430,000 square foot building in Roxboro, North Carolina, for $3.5 million that we intend to use for training and sustainment purposes. Also, in July 2007, we completed construction on and placed into service a 90,000 square foot warehouse facility at our corporate headquarters in Ladson, South Carolina, at a cost of approximately $3.5 million in cash. During the first nine months of 2007, we began construction of additional assembly lines.  Construction in progress at September 30, 2007 totaled $16.8 million.

Cash Flow from Financing Activities

During the nine months ended September 30, 2007, we did not issue common stock (except for exercised employee options) or debt to fund business activities. During the nine months ended September 30, 2006, we issued common stock for a private placement in public equity and exercised common stock warrants, totaling $46.0 million to fund the expansion of the business and retired $7.5 million of short-term debt. See Note 9, Shareholders’ equity, in the accompanying unaudited condensed consolidated financial statements.

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

As of September 30, 2007, we do not have any obligation under certain guarantees or contracts as defined above.

As of September 30, 2007, we do not have any retained or contingent interest in assets as defined above.

As of September 30, 2007, we do not hold derivative financial instruments, as defined by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2007, we were not involved in any unconsolidated SPE transactions.

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

In connection with the preparation of this amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2007, members of our new management, at the direction (and with the participation) of our chief executive officer and interim chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of September 30, 2007. Based on that evaluation, the chief executive officer and interim chief financial officer, concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2007, because of the material weaknesses in our internal control over financial reporting that existed during the period covered by this report.  Notwithstanding the material weaknesses that existed during the period covered by this report, our new management has concluded that our unaudited condensed consolidated financial statements included in this report are fairly stated, in all material respects, in accordance with generally accepted accounting principles in the United States of America (GAAP).

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

At the conclusion of our restatement efforts, our new management identified the following material weaknesses in our internal control over financial reporting as of September 30, 2007.

Financial Statements Closing Process.  We lacked a sufficient complement of personnel with a level of financial reporting expertise commensurate with our financial reporting requirements, which resulted in our not maintaining effective controls over the financial statements closing and reporting process. Specifically, we lacked sufficient resources to perform properly the quarterly and year-end consolidated financial statement close processes, including the review of certain account reconciliations, recognition of certain liabilities in the proper period and consolidated financial statement preparation and disclosures. We also did not maintain physical control over property and equipment. We also did not maintain sufficient written policies and procedures, and support, particularly with respect to the accounting for the reserve for excess and obsolete inventory; however, this specific item only resulted in material adjustments to our cost of goods sold in the fourth quarter of 2007.  The other control deficiencies in this section contributed to the material weaknesses discussed below and resulted in restatement of our quarterly condensed consolidated financial statements for the period ended September 30, 2007.

Accounting for Inventory and related accounts.  We did not maintain effective controls over the completeness, accuracy, valuation and existence of our inventory, accounts payable, and related cost of sales accounts. Specifically, our controls with respect to the accuracy of product costing, work order closeout, accounting for cost accumulation on long-term contracts and certain inventory management processes, including obsolete and slow-moving inventory identification, and net-realizable inventory valuation were not effective. Also, we did not maintain effective controls over the accurate and timely recording of inventory receipts and shipments, including the recognition of accounts payable. Furthermore, we did not maintain effective controls over the accuracy and completeness of perpetual counts of our inventory quantities. This control deficiency contributed to the material weaknesses discussed below and resulted in restatement of our quarterly unaudited condensed consolidated financial statements for the period ended September 30, 2007.

Accounting for revenue recognition.  We did not maintain effective controls over the completeness and accuracy of revenue, accounts receivable, and advance payments on contracts. Specifically, we failed to recognize revenue in the appropriate quarter and effective controls were not designed and in place to ensure that sales orders were complete, accurate and recorded on a timely basis. This control deficiency contributed to the material weaknesses discussed below and resulted in restatement of our quarterly unaudited condensed consolidated financial statements for the period ended September 30, 2007.

Accounting for income taxes.  We did not maintain effective controls over the completeness, accuracy, presentation and disclosure of our accounting for income taxes, including the determination of income tax expense, income taxes payable and deferred income tax assets and liabilities. This control deficiency contributed to the material weaknesses discussed below and resulted in restatement of our quarterly unaudited condensed consolidated financial statements for the period ended September 30, 2007.

Inadequate monitoring of non-routine and non-systematic transactions.  We did not have effective controls in place to monitor and accurately record non-routine and non-systematic transactions. This primarily related to our accounting for inventory relating to terminating an agreement with a supplier in the second quarter of 2007. This control deficiency contributed to the material weaknesses discussed below and resulted in restatement of our quarterly unaudited condensed consolidated financial statements for the period ended September 30, 2007.

Information Technology Controls.  We did not maintain effective segregation of duties over automated and manual transaction processes. Specifically, we did not maintain effective controls over the granting, maintenance and monitoring of access to financial systems and data. Certain information technology and finance department personnel had unrestricted access to financial applications, programs and data beyond that needed to perform their individual job responsibilities and without any independent monitoring. This control deficiency affects substantially all financial statement accounts. This control deficiency did not result in adjustments to our unaudited condensed consolidated financial statements for the period ended September 30, 2007.

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

10.1

First Amendment to Building No. 1 Office Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated July 1, 2007, filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2007, is hereby incorporated by reference.

10.2

First Amendment to Ground Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated July 1, 2007, filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2007, is hereby incorporated by reference.

10.3

Second Amendment to Building No. 3 Industrial Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated July 1, 2007, filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2007, is hereby incorporated by reference.

10.4

Fourth Amended and Restated Building No. 1 Industrial Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated July 1, 2007, filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2007, is hereby incorporated by reference.

10.5

Third Amendment to Building No. 2 Industrial Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated July 1, 2007, filed as Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2007, is hereby incorporated by reference.

10.6

License Agreement between Force Protection Industries, Inc. and the CSIR, dated July 6, 2007, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2007, is hereby incorporated by reference.

10.7

Loan Agreement between Force Protection, Inc. and Wachovia Bank, National Association, dated July 20, 2007, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007, is hereby incorporated by reference.

10.8

Security Agreement between Force Protection, Inc. and Wachovia Bank, National Association, dated July 20, 2007, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007, is hereby incorporated by reference.

10.9

Promissory Note between Force Protection, Inc. and Wachovia Bank, National Association, dated July 20, 2007, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007, is hereby incorporated by reference.

10.10

Delivery Order No. 5 under Contract M67854-07-D-5031 with the United States Marine Corps Systems Command, dated August 10, 2007, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2007, is hereby incorporated by reference.

10.11

Subcontract Agreement among Force Protection Industries, Inc., General Dynamics, Inc. and General Dynamics Land Systems, Inc., dated September 10, 2007 filed as Exhibit 10.52 on the Company’s Annual Report on Form 10K filed September 15, 2008, is hereby incorporated by reference.

10.12

Modification Number One to Promissory Note between Force Protection, Inc. and Wachovia Bank, National Association, dated September 30, 2007, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2007, is hereby incorporated by reference.

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