Form 10-Q
period 2008-03-31
FORCE PROTECTION INC
filed 2008-09-30
CIK 1032863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐                        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 001-33253

FORCE PROTECTION, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	84-1383888
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

9801 Highway 78, Building No. 1
Ladson, South Carolina	29456
(Address of Principal Executive Offices)	(Zip Code)

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

i

PART I. FINANCIAL STATEMENTS

Item 1.    Financial Statements

Force Protection, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	As of March 31, 2008	As of December 31, 2007
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$87,778	$90,997
Accounts receivable, net	146,818	118,794
Inventories	135,044	140,639
Advances to subcontractor	24,959	25,106
Deferred income tax assets	13,280	14,530
Income taxes receivable	3,597	6,565
Other current assets	10,996	8,481
Total current assets	422,472	405,112
Property and equipment, net	65,130	66,707
Intangible assets, net	1,180	1,355
Deferred income tax assets	1,519	1,496
Total assets	$490,301	$474,670

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$161,842	$146,515
Due to United States government	18,969	18,969
Other current liabilities	21,749	20,710
Advance payments on contracts	48,897	56,552
Total current liabilities	251,457	242,746
Other long-term liabilities	145	295
	251,602	243,041

Commitments and contingencies

Shareholders’ equity:
Common stock	68	68
Additional paid-in capital	257,193	257,160
Accumulated deficit	(18,562)	(25,599)
Total shareholders’ equity	238,699	231,629
Total liabilities and shareholders’ equity	$490,301	$474,670

The accompanying notes to condensed consolidated financial
statements are an integral part of these balance sheets.

Force Protection, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2008	2007
	(In Thousands, Except Per Share Data)
Net sales	$403,047	$104,825
Cost of sales	364,716	85,125
Gross profit	38,331	19,700

General and administrative expenses	24,625	17,066
Research and development expenses	2,860	5,001
Operating income (loss)	10,846	(2,367)

Other income, net	511	1,788
Interest expense	(125)	(9)
Income (loss) before income tax (expense) benefit	11,232	(588)

Income tax (expense) benefit	(4,195)	108
Net income (loss)	$7,037	$(480)
Earnings (loss) per common share:
Basic	$0.10	$(0.01)
Diluted	$0.10	$(0.01)
Weighted average common shares outstanding:
Basic	68,297	67,632
Diluted	68,363	67,632

The accompanying notes to condensed consolidated financial
statements are an integral part of these statements.

Force Protection, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2008	2007
	(In Thousands)
Cash flows from operating activities:
Net income (loss)	$7,037	$(480)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities –
Depreciation and amortization	2,986	702
Deferred income tax provision (benefit)	1,227	(3,130)
Income tax benefit realized from stock options exercised	—	(2,276)
Stock-based compensation	33	1,072
Allowance for doubtful accounts	79	(45)
Provision for asset impairment	4,947	—
Provision for inventory obsolescence	2,837	(299)
Warranty reserve	442	703
(Increase) decrease in assets –
Accounts receivable	(28,103)	(11,414)
Inventories	2,758	(37,523)
Advances to subcontractor	147	—
Income taxes receivable	2,968	—
Other current assets	(2,515)	(2,280)
Increase (decrease) in liabilities –	—
Accounts payable	15,327	23,884
Due to United States government	—	984
Other current liabilities	614	10,194
Advance payments on contracts	(7,655)	(9,448)
Total adjustments	(3,908)	(28,876)
Net cash provided by (used in) operating activities	3,129	(29,356)
Cash flows from investing activities:
Capital expenditures	(6,181)	(16,820)
Net cash used in investing activities	(6,181)	(16,820)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	1,012
Income tax benefit realized from stock options exercised	—	2,276
Net increase (decrease) in long-term liabilities	(167)	10
Net cash (used in) provided by financing activities	(167)	3,298
Decrease in cash and cash equivalents	(3,219)	(42,878)
Cash and cash equivalents at beginning of period	90,997	156,319
Cash and cash equivalents at end of period	$87,778	$113,441
Supplemental cash flow information:
Cash paid during the period for
Interest, net of amounts capitalized	$132	$16
Income taxes	$31	$625
Supplemental schedule of noncash investing and financing activities:
Note payable, net of discount, issued as consideration for non-compete agreement	$—	$390

The accompanying notes to condensed consolidated financial
statements are an integral part of these statements.

Force Protection, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.              Summary of Significant Accounting Policies

Organization and Description of the Business

Force Protection, Inc., reincorporated under the laws of Nevada in 2005, and its subsidiaries, is an important provider of blast- and ballistic-protected products used to support armed forces and security personnel in harm’s way. We design, manufacture, test, deliver and support our blast- and ballistic-protected products to increase survivability of the users of the products. Our specialty vehicles, which we believe are the forefront of blast- and ballistic-protected technology, are designed to protect their occupants from landmines, hostile fire, and improvised explosive devices (“IEDs”). Our primary customer is the United States Department of Defense (“DoD”) where we service two principal services, the U. S. Army and U. S. Marine Corps.

References herein to “Force Protection,” the “Company,” “we,” “our,” or “us” refer to Force Protection, Inc. and its subsidiaries unless otherwise stated or indicated by context.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the United States Securities and Exchange Commission (“SEC”) on September 15, 2008. These unaudited condensed consolidated financial statements have been prepared pursuant to Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made herein are adequate to make the information not misleading.

The unaudited results of operations for the interim periods shown in these condensed consolidated financial statements are not necessarily indicative of operating results for the entire year. In our opinion, the accompanying unaudited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state the financial position, results of operations and cash flows for each interim period presented.

These unaudited condensed consolidated financial statements include the assets, liabilities, revenues and expenses of our two wholly owned subsidiaries, Force Protection Industries, Inc. and Force Protection Technologies, Inc. We eliminate from our financial results all significant intercompany accounts and transactions.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. FASB Statement No. 162 defines the order in which accounting principles that are generally accepted should be followed. FASB Statement No. 162 is effective for fiscal years beginning after November 15, 2008. We have not yet commenced evaluating the potential impact, if any, of the adoption of FASB Statement No. 162 on our consolidated financial position, results of operations, and cash flows.

In April 2008, the FASB issued Staff Position (“FSP”) No. FAS 142-3, Determination of Useful Life of Intangible Assets, (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized

Force Protection, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

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

2.              Accounts Receivable

Accounts receivable consists of the following (in thousands):

	As of March 31, 2008	As of December 31, 2007
U. S. government	$113,530	$106,021
Other accounts receivable	33,690	13,096
	147,220	119,117
Less: Allowance for doubtful accounts	(402)	(323)
Accounts receivable, net	$146,818	$118,794

Other accounts receivable includes amounts that relate to non-government entities and the sale of excess raw materials to suppliers. Any gain or loss on the sale of excess raw materials is included in Other income, net in the accompanying condensed consolidated statement of operations. As of March 31, 2008 and December 31, 2007, our accounts receivable from the U.S. government includes $5.9 million and $8.2 million of earned and unbilled accounts receivable, respectively.

3.              Inventories

Inventories consist of the following (in thousands):

	As of March 31, 2008	As of December 31, 2007
Raw material and supplies	$89,751	$105,313
Work in process	45,002	35,035
Finished goods	291	291
Inventories	$135,044	$140,639

Due to excess and obsolete inventory and to account for our inventory at the lower of cost or market, we reduced the cost basis of our raw material and supplies and charged to Cost of Sales $2.8 million during the three-month period ended March 31, 2008.

Force Protection, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

4.              Property and Equipment

Property and equipment consist of the following (in thousands):

	As of March 31, 2008	As of December 31, 2007
Land	$4,419	$4,419
Buildings	5,864	5,221
Leasehold improvements	31,550	11,775
Machinery and equipment; including tooling and molds	9,554	6,698
Computer equipment and software	6,902	6,750
Furniture and fixtures	4,185	4,454
Demonstration vehicles	1,572	1,531
Manuals	705	705
Vehicles	618	576
	65,369	42,129
Less: Accumulated depreciation	(9,521)	(6,714)
	55,848	35,415
Construction in progress	9,282	31,292
Property and equipment, net	$65,130	$66,707

In July 2007, we purchased land and an approximately 430,000 square foot building in Roxboro, North Carolina for $3.5 million in cash, which we originally planned to use as a manufacturing plant. We allocated approximately $0.8 million to land and $2.7 million to the building. In March 2008, we decided to suspend the construction of the assembly line at our Roxboro facility and began to develop a plan for an alternative use for the facility. We now intend to use the Roxboro facility for sustainment and training purposes. As a result, we charged to operations in the first quarter of 2008, as an asset impairment, $2.1 million in deposits on services to be provided and $2.8 million in design costs that were previously capitalized.

5.              Advance Payments on Contracts

Advance payments on contracts consist of the following (in thousands):

	As of March 31, 2008	As of December 31, 2007
Mine Resistant Ambush Protected (“MRAP”) program	$46,001	$53,767
Iraqi Light Armored Vehicles (“ILAV”)	2,896	2,785
Advance payments on contracts	$48,897	$56,552

Under some of our government contracts, we receive performance-based payments based on completion of specific milestones stipulated under the contract (for example, completion of manufacturing fabrication). We report these payments as Advance payments on contracts in our consolidated balance sheet until the final delivery of the products and formal acceptance by the U.S. government as evidenced by an executed Form DD250.

6.              Income Taxes

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

The income tax expense for the three months ended March 31, 2008 was based on the estimated effective tax rates applicable for the fiscal year ending December 31, 2008, after considering items specifically related to the interim period. The income tax benefit for the three-month period ended March 31, 2007 was based on the estimated effective tax rates applicable for the fiscal year ended December 31, 2007, after considering items specifically related to the interim period.

Force Protection, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

Force Protection is subject to U.S. federal, state, and local income taxes. Income (loss) before income tax (expense) benefit is as follows (in thousands):

	For the three months ended March 31,
	2008	2007
Income (loss) before income tax (expense) benefit	$11,232	$(588)

A reconciliation of statutory federal income tax (expense) benefit rate to the effective income tax (expense) benefit rate is as follows:

	For the three months ended March 31,
	2008	2007
Income tax (expense) benefit at statutory rate	(35.00)%	35.00%
(Increase) decrease in tax rate resulting from:
State income taxes, net of federal tax benefit	(1.93)%	4.70%
Reversal of other tax accruals no longer required	—	(8.21)%
Research and development credit	—	(11.63)%
Other permanent differences	0.82%	(2.55)%
Nondeductible items	(1.24)%	1.05%
Effective income tax (expense) benefit rate	(37.35)%	18.36%

The effective income tax (expense) benefit rate is the provision for income tax (expense) benefit as a percent of income (loss) before income taxes. The 2008 effective rate is higher than the expected federal statutory rate of 35% primarily due to the state income taxes and permanent differences at statutory rate.

We adopted FASB Interpretation No. 48, on January 1, 2007. FASB Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FASB Statement No. 109 does not prescribe a recognition threshold or measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. FASB Interpretation No. 48 clarifies the application of FASB Statement No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in a company’s financial statements. Additionally, FASB Interpretation No. 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We include interest and penalties related to federal and state income taxes, if any, as a component of Income tax (expense) benefit in the accompanying unaudited condensed consolidated statements of operations.

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

Force Protection, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

7.              Earnings (Loss) Per Common Share

The following table shows the information used in the calculation of basic and diluted earnings (loss) per common share (in thousands, except number of shares and per share amounts):

	For the three months ended March 31,
	2008	2007
Numerator – Basic and diluted:
Net income (loss)	$7,037	$(480)
Denominator:
Weighted average common shares outstanding – basic	68,297,100	67,631,600
Add: Stock options	27,028	—
Add: Stock grants	39,152	—
Weighted average common shares outstanding – diluted	68,363,280	67,631,600
Basic earning (loss) per common share:
Net income (loss)– basic	$0.10	$(0.01)
Diluted earning (loss) per common share:
Net income (loss)– diluted	$0.10	$(0.01)

The calculation of earnings (loss) per common share is based on the weighted-average number of our common shares outstanding during the applicable period. The calculation for diluted loss per common share recognizes the effect of all dilutive potential common shares that were outstanding during the respective periods, unless their impact would be anti-dilutive. We use the treasury stock method to calculate the dilutive effect of stock options and other common stock equivalents (potentially dilutive shares). Diluted earnings per common share recognizes the dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. These potentially dilutive shares include stock options and stock grants. We excluded 468,390 common stock equivalents for the three months ended March 31, 2007 because they were anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and should be read together with our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q. Information in this Item 2 is intended to assist the reader in obtaining an understanding of our unaudited consolidated financial statements, the changes in certain key items in those financial statements from period to period, the primary factors that accounted for those changes, and any known trends or uncertainties that we are aware of that may have a material effect on our future performance, as well as how certain accounting principles affect our unaudited condensed consolidated financial statements. MD&A includes the following sections:

•                  Overview

•                  Business Model and Key Concepts

•                  Key Challenges

•                  Strategy and Key Trends

•                  Results of Operations — an analysis of our consolidated results of operations, for the three-month period presented in our unaudited condensed consolidated financial statements

•                  Liquidity and Capital Resources — an analysis of the effect of our operating, financing and investing activities on our liquidity and capital resources

•                  Off-Balance Sheet Arrangements — a discussion of such commitments and arrangements

•                  Contractual Obligations

•                  Critical Accounting Policies and Estimates

•                  New Accounting Pronouncements

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the information incorporated by reference herein, contain both historical and forward-looking statements within the meaning of Section 27A of the United States Securities Act of 1933, as amended (the ‘‘Securities Act’’), and Section 21E of the United States Securities Exchange Act of 1934, as amended, (“Exchange Act”). All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q and the documents incorporated by reference in this Quarterly Report on Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial position, results of operations, cash flows and business. We have identified some of these forward-looking statements with words like ‘‘believe,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘predict,’’ ‘‘anticipate,’’ ‘‘estimate’’ or ‘‘continue’’ and other words and terms of similar meaning. These forward-looking statements include, among other things:

•                  statements regarding the growth of the U.S. and world market for blast- and ballistic-protected vehicles and survivability solutions;

•                  statements with respect to our expectation regarding our ability to obtain materials, components and supplies necessary to manufacture our vehicles, our ability to improve cost efficiencies, including, without limitation, as a result of volume purchasing, improvements in our manufacturing process and possible future changes in the efficiencies in our operations;

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

When used in this Quarterly Report on Form 10-Q, except as specifically noted otherwise, the term “Force Protection, Inc.” refers to Force Protection, Inc. only, and references to the terms “Company,” “we,” “our,” “ours” and “us” refer to Force Protection, Inc. and its consolidated subsidiaries.

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

Our specialty vehicles, which we believe are at the forefront of blast- and ballistic-protected technology, are designed to protect their occupants from landmines, hostile fire and improvised explosive devices (“IEDs”). We currently have four vehicle types aimed at fulfilling different operational or mission requirements: the Buffalo, the Cougar, the Cougar Lightweight / Cougar Restricted Terrain, and the Cheetah. The Buffalo has six wheels, is our largest vehicle and is designed primarily for use in conducting mine clearance operations. The Cougar is a medium-sized vehicle and is available in 4-wheeled and 6-wheeled variants and in a variety of configurations for troop transport, command and control, route reconnaissance, convoy escort and ambulance duty. The Cougar Lightweight / Cougar Restricted Terrain is a new class of vehicle developed in response to an urgent request to develop vehicles providing enhanced mobility while maintaining survivability. Although this new class of vehicle is derived from our successful Cougar platform, it incorporates significant amounts of design and technology developed as part of the Cheetah platform. On September 5, 2008, the United States Marine Corps made a contract award for five of these vehicles under the MRAP Competitive Contract, defined below. The Cheetah is a 4-wheeled vehicle with a curb weight of approximately 8 tons, designed specifically for reconnaissance, forward command and control and urban operations. At present, we have not had any orders for the Cheetah, although on September 15, 2008, we submitted a response to a U.S. Army Tank-Automotive and Armaments Command (“TACOM”) Request for Information.

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

Business Model and Key Concepts

On September 10, 2007 we entered into a subcontract (the “GDLS Subcontract”) with General Dynamics Land Systems Inc. (‘‘GDLS’’) pursuant to which GDLS manufactures approximately 50% of the Cougar vehicles to be manufactured under, and performs approximately 50% of the life cycle support required by, the January 2007 U.S. Marine Corps competitive contract under the Mine Resistant Ambush Protected (“MRAP”) program for Cougar vehicles (“MRAP Competitive Contract”) based on revenues. We previously entered into a joint venture with GDLS on December 15, 2006 (the “Workshare Agreement”) pursuant to which we and GDLS would fulfill the obligations of the MRAP Competitive Contract. We formed a Delaware limited liability company, Force Dynamics, LLC (‘‘Force Dynamics’’), to govern the terms of the joint venture. However, the MRAP Competitive Contract was awarded to us and not to Force Dynamics or GDLS. We have attempted to novate this contract to Force Dynamics, although the U.S. government has not yet agreed to the novation. If the contract is novated, we and GDLS may be required to guarantee payment of all liabilities and performance of all obligations that Force Dynamics will assume under the novated contract.

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

To meet the needs of other government contracts, in 2007 we significantly expanded our work force and invested heavily in additional production facility capacity. However, beginning at the end of the first quarter of 2008, we began to scale back our work force to be more in line with current demand. In the future, we intend to utilize partners and subcontractors to further expand our capacity and capability to fulfill government contracts. This is especially key as U.S. government contracts permit the government to terminate the contract, in whole or in part, without prior notice, at the government’s convenience or for default, usually based on performance. Therefore, if the federal government terminates a contract with us or if we default due to our failure or the failure of our partner to perform under the contract, we would be entitled to recover only our incurred or committed costs, settlement expenses and profit on the work completed prior to the termination at best or could even be liable for excess costs incurred by the federal government in procuring undelivered items from an alternative source.

Key Challenges

Our rapid growth has come with numerous challenges. Coupled with our reliance on the U.S. military for substantially all of our business, we have identified the following key challenges to continued success:

•  being awarded additional orders or contracts for our vehicles in a volatile marketplace;

•  being awarded additional orders or contracts for spare parts and/or sustainment services;

•  driving a business in an environment where U.S. military contracts, which represent substantially all of our business, may be terminated in whole or in part at any time;

•  remediating internal control weaknesses over financial reporting and disclosure;

•  controlling general and administrative expenses; and

•  rebalancing the business to contract delivery order requirements.

The main uncertainty about our future operations is whether we will continue to receive additional orders or contracts for our vehicles. We estimate that orders for MRAP vehicles allow us to continue production through the first part of 2009 and for our Buffalo vehicles to extend production until 2012. It is impossible to predict with certainty whether future orders or contracts will be placed by new or existing customers for our existing products. If we do not receive future orders or contracts for production beyond such dates, it is unlikely that our vehicle business will continue and our business will be materially affected. If we do not receive future orders or contracts for spare parts and/or sustainment services, our business may be materially affected.

We derive substantially all of our revenue from contracts and subcontracts with the U.S. government and its agencies, primarily the Department of Defense (“DoD”). We expect that U.S. government contracts, particularly with the DoD, will continue to be our primary source of revenue for the foreseeable future. The continuation and renewal of our existing government contracts and new government contracts are, among other things, contingent upon the availability of adequate funding for various U.S. government agencies, including the DoD. Changes in U.S. government spending could directly affect our operating performance and lead to an unexpected loss of revenue. The loss or significant reduction in government funding of a large program in which we participate could also result in a material decrease to our future sales, earnings and cash flows.

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

We experienced substantial growth in net sales during the first quarter of 2008 and during 2007. At the same time, our general and administrative expenses increased substantially to support the increased business base and due to the increased use of outside legal, accounting and consulting resources to address our material weaknesses in internal controls and internal controls over financial reporting and the restatements of our condensed consolidated financial statements for the first, second and third quarters of 2007. We expect that managing general and administrative expenses will continue to be a challenge. We are unable to predict whether general and administrative expenses will decrease.

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

Key Trends

For periods subsequent to 2007, certain factors are expected to affect our results of operations as compared to results reported through 2007. Some of these factors are:

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

Results of Operations

The following discussion and analysis is based on our unaudited condensed consolidated statements of operations, which reflect our results of operations for the three-month periods ended March 31, 2008 and 2007 as prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

The following table presents our results of operations for the three-month periods ended March 31, 2008 and 2007 as well as the percentage change from year to year.

	For the three months ended March 31,		Percentage
(in thousands)	2008	2007	Change
Net sales	$403,047	$104,825	284%
Cost of sales	364,716	85,125	328%
Gross profit	38,331	19,700	95%
General and administrative expenses	24,625	17,066	44%
Research and development expenses	2,860	5,001	(43)%
Operating income (loss)	10,846	(2,367)	(558)%
Other income, net	511	1,788	(71)%
Interest income (expense)	(125)	(9)	n/m
Income (loss) before income tax expense (benefit)	11,232	(588)	n/m
Income tax (expense) benefit	(4,195)	108	n/m
Net income (loss)	$7,037	$(480)	n/m

n/m – not meaningful

Comparison of Results of Operations for the Three Months Ended March 31, 2008 and 2007

Units sold

The following table presents our shipments for the three-month periods ended March 31, 2008 and 2007 as well as the percentage change from year to year.

	For the three months ended March 31,		Percentage
Units Sold	2008	2007	Change
Buffalo	24	18	33%
Cougar (all variants)	780	181	331%
Total units sold	804	199	304%

The increase in vehicles sold for the comparative periods is primarily due to vehicles sold pursuant to the contracts (sole source and competitive) awarded to us under the MRAP program. Of the vehicles sold for the three months ended March 31, 2008 and March 31, 2007, the vehicles sold under such contracts represent approximately 97% and 17%, respectively, of the total vehicles sold.

Net sales

The increase in net sales for the comparative periods is attributable to an increase in volume of vehicle deliveries, spare parts, and logistics services (field service representatives and technical publications). The mix of vehicles delivered and spare parts and logistics sales are set forth in the following table:

	For the three months ended March 31,		Percentage
(in thousands)	2008	2007	Change
Buffalo	$16,692	$10,996	52%
Cougar (all variants)	363,277	74,947	385%
Spare parts and logistics	23,078	18,882	22%
	$403,047	$104,825	284%

Cost of sales and Gross profit

	For the three months ended March 31,
(in thousands)	2008	2007
Cost of sales	$364,716	$85,125
Gross margin percentage	9.5%	18.8%

The gross margin percentage decreased by 9.3 percentage points primarily as a result of GDLS Subcontract activity, whereby we recognized no gross profit on $196.4 million of vehicles sold that were produced by GDLS. We also incurred a write-down of our raw material and supplies to their net realizable values in the amount of $2.8 million and experienced greater operating inefficiencies during the three months ended March 31, 2008.

General and administrative expenses

	For the three months ended March 31,
	2008	2007
As a percentage of net sales	6.1%	16.3%

General and administrative expenses as a percentage of net sales decreased 10.2 percentage points from the comparative 2007 period primarily due to a significant increase in sales volume. The increase in general and administrative expenses period over period is related to a $4.9 million charge related to an impairment of certain Roxboro, North Carolina assets, a $1.5 million one-time contribution to the Medical University of South Carolina Foundation for brain trauma research, higher legal, accounting and consulting fees, serverance and higher depreciation. These increases were offset by the absence of a $4.9 million liquated damages charge incurred in the first quarter of 2007 resulting from the delayed registration of a private placement of equity.

Research and development expenses

	For the three months ended March 31,
	2008	2007
As a percentage of net sales	0.7%	4.8%

Research and development expenses as a percentage of net sales decreased by 4.1 percentage points from the comparative 2007 period, primarily due to lower research and development expenses on a significant increase in sales volume. Total research and development expenses decreased over the comparative period primarily due to a reduced level of expenditures on Cheetah development.

Other income

Other income decreased approximately $1.3 million for the three months ended March 31, 2008 compared with the three months ended March 31, 2007 primarily due to lower interest income as a result of the decreased level of funds available for investing and decreased interest rates.

Interest expense

Interest expense increased for the three months ended March 31, 2008 over the comparable 2007 period as a result of commitment fees related to the line of credit initially put in place in late 2007 and amended and renewed in the first quarter of 2008.

Income tax (expense) benefit

We recorded income tax expense for the three months ended March 31, 2008 as a result of our pre-tax income. The effective income tax rate for the 2008 period was approximately 37% compared to approximately 18% for the comparable 2007 period. See Note 6, Income Taxes, in the accompanying unaudited condensed consolidated financial statements.

Net income (loss)

	For the three months ended March 31,
(in thousands, except per share)	2008	2007
Net income (loss)	$7,037	$(480)
Diluted earnings (loss) per common share	$0.10	(0.01)

Net income for the period ended March 31, 2008 increased over the comparable period in 2007 primarily due to a higher amount of gross profit as a result of a higher volume of sales, partially offset by higher general and administrative expenses, higher income tax expense and lower interest income.

Backlog

The following table sets forth the total number of vehicles included in our backlog as of March 31 and June 30, 2008, including vehicles to be manufactured by GDLS under the GDLS Subcontract. The backlog shown in the following table is “funded” backlog, meaning that it reflects vehicles for which we have received orders and for which funding has been appropriated and authorized for expenditure by the applicable agency. We cannot assure you that we will deliver or sell all of the vehicles included in our backlog. See Part I, Item 1A, Risk Factors, included in our Annual Report on Form 10-K for the year ended December 31, 2007.

	Vehicle Funded Backlog as of
	March 31, 2008	June 30, 2008
Buffalo	42	22
Cougar MRAP Competitive*	962	412
Cougar (all other variants)	187	329
TOTAL	1,191	763

* Refers to Cougar vehicles manufactured under the GDLS Subcontract pursuant to which we and GDLS fulfill the MRAP Competitive Agreement.

Liquidity and Capital Resources

Our liquidity and available capital resources are impacted by operating, financing and investing activities.  Our principal sources of liquidity are cash on hand and cash from operations, primarily from the U.S. government.

Sources and Uses of Cash

Our primary sources of funding are cash flows from operations. Our funds were used primarily to fund working capital requirements and make capital expenditures. The following chart shows the cash flows provided by or used in operating, investing, and financing activities for the three months ended March 31, 2008 and 2007:

	For the three months ended March 31,
(In Thousands)	2008	2007
Net cash provided by (used in) operating activities	$3,129	$(29,356)
Net cash used in investing activities	(6,181)	(16,820)
Net cash (used in) provided by financing activities	(167)	3,298
Increase (decrease) in cash and cash equivalents	$(3,219)	$(42,878)

As of March 31, 2008 we had $87.8 million of cash and cash equivalents, a decrease from $91.0 million as of December 31, 2007, and a decrease from $113.4 million at March 31, 2007.

Cash Flow from Operating Activities

Cash used in operating activities decreased by $32.5 million during the three months ended March 31, 2008 compared to March 31, 2007. This change was primarily due to higher net income and improved working capital usage.

Cash Flow from Investing Activities

Cash used in investing activities decreased by $10.6 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 primarily due to reduced capital expenditures.  During the three months ended March 31, 2007, we purchased a research and test facility for $5.5 million and expended $4.1 million to acquire a logistics training facility.

Cash Flow from Financing Activities

Cash provided by financing activities decreased by $3.5 million to a cash used in financing activities position for the three months ended March 31, 2008 compared to March 31, 2007 as a result of a reduced volume of exercised stock options and a decrease in long-term liabilities.

Current Liquidity and Capital Resources

Due to the timing of the issuance of this Quarterly Report on Form 10-Q, we have disclosed certain information that was included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on September 15, 2008.

During the first six months of 2008, we expended approximately $9 million to complete the expansion of our manufacturing capability and capacity and to upgrade our information technology infrastructure. We will continue to expend capital for research and development and business development activities.

The amount of capital that we will require depends on several factors, including without limitation, the extent and timing of sales of our products, performance based payments, inventory costs, costs of raw material and components, labor costs, costs of improving our financial and accounting systems, the timing and costs associated with the expansion of our manufacturing, development, engineering and customer support capabilities, the timing and cost of our product development and enhancement activities and our operating results. We currently estimate that the cash flow that we anticipate will be generated by our business plus the $30 million available under our line of credit and our expected renewal of it will be sufficient to meet our presently budgeted capital expenditures and our other presently anticipated cash needs for the year ending December 31, 2008. After that time, we expect that we may need to obtain additional sources of capital, which may include borrowings or the issuance of debt or equity securities, including common stock, and there can be no assurance that such financing will be available to us when we need it or, if available, that the terms of any such financing will be satisfactory to us and not dilutive to our shareholders. Any failure to obtain necessary capital as and when required could have a material adverse effect on our business, prospects, financial position, results of operations, and cash flows.

Off-Balance Sheet Arrangements

In accordance with the definition under SEC rules and regulations, the following qualify as off–balance sheet arrangements:

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

As of March 31, 2008, we do not have any obligation under certain guarantees or contracts, as defined above.

As of March 31, 2008, we do not have any retained or contingent interest in assets, as defined above.

As of March 31, 2008, we do not hold derivative financial instruments, as defined by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2008, we were not involved in any unconsolidated SPE transactions.

Contractual Obligations

We have future obligations under various contracts relating to debt and interest payments, operating leases, and purchase obligations. During the three months ended March 31, 2008, there were no significant changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2007, except that our purchase obligations increased to $155.2 million as of March 31, 2008, from $128.3 million at December 31, 2007. The purchase obligations at March 31, 2008, were primarily comprised of purchase orders related to orders for the MRAP Competitive Contract and for Cougar Mastiffs pursuant to the DoD’s Foreign Military Sales United Kingdom contract.

Critical Accounting Policies and Estimates

For the period ended March 31, 2008, there have been no significant changes in critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

New Accounting Pronouncements

For the period ended March 31, 2008, there have been no new accounting pronouncements since those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on September 15, 2008.

Item 3. Quantative and Qualitative Disclosures About Market Risk

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended March 31, 2008, members of our management, at the direction (and with the participation) of our chief executive officer and interim chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of March 31, 2008. Based on that evaluation, the chief executive officer and interim chief financial officer, concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2008, because of the material weaknesses in our internal control over financial reporting discussed in the Annual Report on Form 10-K for the year ended December 31, 2007 filed with the United States Securities and Exchange Commission (“SEC”) on September 15, 2008. Notwithstanding the material weakness described in the Annual Report on Form 10-K for the year ended December 31, 2007, our management has concluded that our unaudited condensed consolidated financial statements included in this report are fairly stated, in all material respects, in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Changes in Internal Control Over Financial Reporting

The changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting are discussed below.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Shareholder Class Action and Derivative Complaints

On March 10, 2008, the first of ten related class action lawsuits was filed against us and certain of our former and current board members or officers in the United States District Court for the District of South Carolina Charleston Division on behalf of a proposed class of investors who purchased or otherwise acquired our securities during the period between August 14, 2006 and February 29, 2008. The complaints seek class certification, and the allegations include but are not limited to allegations that the defendants violated the Exchange Act and made false or misleading public statements and/or omissions concerning our business, internal controls, and financial results. The plaintiffs assert that as a result of the defendants’ allegedly wrongful acts and omissions, members of the proposed class have suffered significant losses and damages. The individual class action lawsuits were consolidated on June 10, 2008 under caption ‘In Re Force Protection, Inc. Securities Litigation, Action No. 2:08-cv-845-CWH.’ On June 20, 2008 a group of investors consisting of the Laborers’ Annuity and Benefit System of Chicago, Gary Trautman, David J. Jager, Bhadra Shah, Panteli Poulikakos, George Poulikakos, and Niki Poulikakos was appointed lead plaintiff.

Between March 27, 2008 and May 28, 2008, various alleged shareholders filed derivative lawsuits against former and current officers or board members wherein the plaintiff shareholders are seeking damages for the Company. The Company has been named a nominal defendant in each derivative lawsuit. Four (4) derivative lawsuits are pending in the United States District Court for the District of South Carolina Charleston Division; two (2) derivative lawsuits are pending in Charleston, South Carolina Circuit Court; and one (1) derivative lawsuit is pending in Clark County, Nevada District Court. The plaintiff shareholders’ allegations include and are not limited to allegations of breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment in connection with the Company’s public statements regarding its operations and financial results, internal controls, compensation of certain defendants, and alleged insider stock sales by certain defendants.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on September 15, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing Force Protection. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger, filed as Exhibit 2.1 to the Company’s Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.

3.1	Articles of Incorporation, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.

3.2	First Amended and Restated By-Laws of Force Protection, Inc., filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 26, 2008, is hereby incorporated by reference.

3.3	Certificate of Amendment to Articles of Incorporation, filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.

4.1

Certificate of Designation for Series D Convertible Preferred Stock, dated January 19, 2005, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 27, 2005, is hereby incorporated by reference.

4.2

Amended and Restated Certificate of Designation for Series B Convertible Preferred Stock, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 15, 2005, is hereby incorporated by reference.

4.3

Amended and Restated Certificate of Designation for Series C Convertible Preferred Stock, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 15, 2005, is hereby incorporated by reference.

10.1

Modification Number Two to Promissory Note between Force Protection, Inc. and Wachovia Bank, National Association, dated January 9, 2008, filed as Exhibit 10.58 to the Company’s Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.

10.2

First Amendment to Loan Agreement between Force Protection, Inc. and Wachovia Bank, National Association, dated January 9, 2008, filed as Exhibit 10.59 to the Company’s Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.

10.3

Modification Number Three to Promissory Note between Force Protection, Inc. and Wachovia Bank, National Association, dated January 9, 2008, filed as Exhibit 10.60 to the Company’s Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.

10.4

Extension Amendment to Leases between Force Protection, Inc. and Aerospace/Defense, Inc., dated January 10, 2008, filed as Exhibit 10.61 to the Company’s Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.

10.5

Separation Agreement between Force Protection, Inc. and Gordon McGilton, dated January 31, 2008, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 5, 2008, is hereby incorporated by reference.

10.6

Second Amendment to Loan Agreement between Force Protection, Inc. and Wachovia Bank, National Association, dated February 15, 2008, filed as Exhibit 10.63 to the Company’s Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.

10.7

Amendment of Solicitation/Modification of Contract under Contract No. M67854-06-C-5162 with United States Marine Corps Systems Command, dated February 22, 2008, filed as Exhibit 10.65 to the Company’s Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.

10.8	Teaming Agreement between Force Protection, Inc. and DRS Sustainment Systems, Inc., dated February 25, 2008, filed as Exhibit 10.66 to the Company’s Annual Report on Form 10-K

filed September 15, 2008, is hereby incorporated by reference.

10.9

Separation Agreement between Force Protection, Inc. and Michael Durski, dated March 10, 2008, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2008, is hereby incorporated by reference.

10.10

Separation Agreement between Force Protection Inc. and Raymond Pollard, dated March 11, 2008, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2008, is hereby incorporated by reference.

10.11

Employment Agreement between Force Protection, Inc. and Michael Moody, dated March 19, 2008, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 24, 2008, is hereby incorporated by reference.

10.12

Agreement between Force Protection, Inc. and Lenna Ruth Macdonald, dated March 24, 2008, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 24, 2008, is hereby incorporated by reference.

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