Form 10-Q
period 2008-06-30
FORCE PROTECTION INC
filed 2008-09-30
CIK 1032863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

i

PART I. FINANCIAL STATEMENTS

Item 1.    Financial Statements

Force Protection, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	As of June 30, 2008	As of December 31, 2007
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$72,517	$90,997
Accounts receivable, net	131,053	118,794
Inventories	110,091	140,639
Advances to subcontractor	10,909	25,106
Deferred income tax assets	12,780	14,530
Income taxes receivable	—	6,565
Other current assets	9,771	8,481
Total current assets	347,121	405,112
Property and equipment, net	64,316	66,707
Intangible assets, net	1,005	1,355
Deferred income tax assets	1,390	1,496
Total assets	$413,832	$474,670

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$105,082	$146,515
Due to United States government	19,285	18,969
Other current liabilities	18,127	20,710
Advance payments on contracts	24,195	56,552
Total current liabilities	166,689	242,746

Other long-term liabilities	145	295
	166,834	243,041

Commitments and contingencies

Shareholders’ equity:
Common stock	68	68
Additional paid-in capital	257,225	257,160
Accumulated deficit	(10,295)	(25,599)
Total shareholders’ equity	246,998	231,629
Total liabilities and shareholders’ equity	$413,832	$474,670

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

Force Protection, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(In Thousands, Except Per Share Data)
Net sales	$340,917	$138,659	$743,964	$243,484
Cost of sales	303,566	118,090	668,282	203,215
Gross profit	37,351	20,569	75,682	40,269

General and administrative expenses	21,525	17,339	46,150	34,405
Research and development expenses	3,039	3,503	5,899	8,504
Operating income (loss)	12,787	(273)	23,633	(2,640)

Other income, net	460	1,106	971	2,894
Interest expense	(98)	(22)	(223)	(31)
Income before income tax expense	13,149	811	24,381	223

Income tax expense	(4,882)	(148)	(9,077)	(40)
Net income	$8,267	$663	$15,304	$183
Earnings per common share:
Basic	$0.12	$0.01	$0.22	$0.00
Diluted	$0.12	$0.01	$0.22	$0.00
Weighted average common shares outstanding:
Basic	68,311	68,123	68,304	67,879
Diluted	68,372	68,555	68,368	68,248

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Force Protection, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2008	2007
	(In Thousands)
Cash flows from operating activities:
Net income	$15,304	$183
Adjustments to reconcile net income to net cash used in operating activities –
Depreciation and amortization	6,154	2,079
Deferred income tax provision (benefit)	1,856	(2,810)
Income tax benefit realized from stock options exercised	—	(2,276)
Stock-based compensation	65	1,553
Allowance for doubtful accounts	531	(45)
Provision for asset impairment	4,947	—
Provision for inventory obsolescence	3,837	3,284
Warranty reserve	467	838
(Increase) decrease in assets –
Accounts receivable	(12,790)	(65,749)
Inventories	26,711	(86,197)
Advances to subcontractor	14,197	—
Income taxes receivable	6,565	(75)
Other current assets	(1,290)	(9,604)
Increase (decrease) in liabilities –
Accounts payable	(41,433)	60,882
Due to U. S. government	316	5,190
Other current liabilities	(2,980)	6,291
Advance payments on contracts	(32,357)	(10,024)
Total adjustments	(25,204)	(96,663)
Net cash used in operating activities	(9,900)	(96,480)
Cash flows from investing activities:
Capital expenditures	(8,360)	(25,538)
Net cash used in investing activities	(8,360)	(25,538)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	1,277
Income tax benefit realized from stock options exercised	—	2,276
Net (decrease) increase in long-term liabilities	(220)	20
Net cash (used in) provided by financing activities	(220)	3,573
Decrease in cash and cash equivalents	(18,480)	(118,445)
Cash and cash equivalents at beginning of period	90,997	156,319
Cash and cash equivalents at end of period	$72,517	$37,874
Supplemental cash flow information:
Cash paid during the period for
Interest, net of amounts capitalized	$238	$31
Income taxes	$91	$700
Supplemental schedule of noncash investing and financing activities
Note payable, net of discount, issued as consideration for non-compete agreement	$—	$390

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

2.     Accounts Receivable

Accounts receivable consists of the following (in thousands):

	As of June 30, 2008	As of December 31, 2007
U. S. government	$106,320	$106,021
Other accounts receivable	25,587	13,096
	131,907	119,117
Less: Allowance for doubtful accounts	(854)	(323)
Accounts receivable, net	$131,053	$118,794

Other accounts receivable includes amounts that relate to non-government entities and the sale of excess raw materials to suppliers.  Any gain or loss on the sale of excess raw materials is included in Other income, net in the accompanying condensed consolidated statement of operations.  As of June 30, 2008 and December 31, 2007, our accounts receivable from the U.S. government includes $3.8 million and $8.2 million of earned and unbilled accounts receivable, respectively.

3.     Inventories

Inventories consist of the following (in thousands):

	As of June 30, 2008	As of December 31, 2007
Raw material and supplies	$75,096	$105,313
Work in process	33,978	35,035
Finished goods	1,017	291
Inventories	$110,091	$140,639

Due to excess and obsolete inventory and to account for our inventory at the lower of cost or market, we reduced the cost basis of our raw material and supplies and charged to Cost of Sales $1.0 and $3.8 million during the three- and six-month periods ended June 30, 2008.

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

4.     Property and Equipment

Property and equipment consist of the following (in thousands):

	As of June 30, 2008	As of December 31, 2007
Land	$4,419	$4,419
Buildings	11,314	5,221
Leasehold improvements	31,940	11,775
Machinery and equipment; including tooling and molds	12,999	6,698
Computer equipment and software	7,215	6,750
Furniture and fixtures	4,287	4,454
Demonstration vehicles	1,572	1,531
Manuals	705	705
Vehicles	621	576
	75,072	42,129
Less: Accumulated depreciation	(12,467)	(6,714)
	62,605	35,415
Construction in progress	1,711	31,292
Property and equipment, net	$64,316	$66,707

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

5.     Advance Payments on Contracts

Advance payments on contracts consist of the following (in thousands):

	As of June 30, 2008	As of December 31, 2007
Mine Resistant Ambush Protected (“MRAP”) program	$22,965	$53,767
Iraqi Light Armored Vehicles (“ILAV”)	1,230	2,785
Advance payments on contracts	$24,195	$56,552

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

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

The Income tax expense for the three and six months ended June 30, 2008 was based on the estimated effective tax rates applicable for the fiscal year ending December 31, 2008, after considering items specifically related to the interim periods. The Income tax expense for the three- and six-month periods ended June 30, 2007 was based on the estimated effective tax rates applicable for the fiscal year ended December 31, 2007, after considering items specifically related to the interim periods.

Force Protection is subject to U.S. federal, state, and local income taxes. Income before income tax expense is as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Income before income tax expense	$13,149	$811	$24,381	$223

A reconciliation of statutory federal income tax expense rate to the effective income tax expense rate is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Income tax expense at statutory rate	(35.00)%	(35.00)%	(35.00)%	(35.00)%
(Increase) decrease in tax rate resulting from: State income taxes, net of federal tax benefit	(1.93)%	(4.70)%	(1.93)%	(4.70)%
Reversal of other tax accruals no longer required	—	8.21%	—	8.21%
Research and development credit	—	11.63%	—	11.63%
Other permanent differences	1.04%	2.55%	0.94%	2.55%
Nondeductible items	(1.24)%	(1.05)%	(1.24)%	(1.05)%
Effective income tax rate	(37.13)%	(18.36)%	(37.23)%	(18.36)%

The effective income tax rate is the provision for income tax expense as a percent of income before income taxes. The 2008 effective rate is higher than the expected federal statutory rate of 35% primarily due to the state income taxes and permanent differences at statutory rate.

We adopted FASB Interpretation No. 48, on January 1, 2007. FASB Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FASB Statement No. 109 does not prescribe a recognition threshold or measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. FASB Interpretation No. 48 clarifies the application of FASB Statement No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in a company’s financial statements. Additionally, FASB Interpretation No. 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We include interest and penalties related to federal and state income taxes, if any, as a component of Income tax expense in the accompanying unaudited condensed consolidated statements of operations.

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

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

7.     Earnings Per Common Share

The following table shows the information used in the calculation of basic and diluted earnings per common share (in thousands, except number of shares and per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Numerator – Basic and diluted:
Net income	$8,267	$663	$15,304	$183
Denominator:
Weighted average common shares outstanding – basic	68,311,399	68,122,995	68,304,250	67,878,655
Add: Stock options	26,713	334,878	26,868	280,621
Add: Stock grants	34,012	97,300	36,544	88,959
Weighted average common shares outstanding – diluted	68,372,124	68,555,173	68,367,662	68,248,235
Basic earning per common share:
Net income – basic	$0.12	$0.01	$0.22	$0.00
Diluted earning per common share:
Net income – diluted	$0.12	$0.01	$0.22	$0.00

The calculation of earnings per common share is based on the weighted-average number of our common shares outstanding during the applicable period. The calculation for diluted loss per common share recognizes the effect of all dilutive potential common shares that were outstanding during the respective periods, unless their impact would be anti-dilutive.  We use the treasury stock method to calculate the dilutive effect of stock options and other common stock equivalents (potentially dilutive shares). Diluted earnings per common share recognizes the dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. These potentially dilutive shares include stock options and stock grants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and should be read together with our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q.  Information in this Item 2 is intended to assist the reader in obtaining an understanding of our unaudited consolidated financial statements, the changes in certain key items in those financial statements from period to period, the primary factors that accounted for those changes, and any known trends or uncertainties that we are aware of that may have a material effect on our future performance, as well as how certain accounting principles affect our unaudited condensed consolidated financial statements. MD&A includes the following sections:

•                  Overview

•                  Business Model and Key Concepts

•                  Key Challenges

•                  Strategy and Key Trends

•                  Results of Operations — an analysis of our consolidated results of operations, for the three and six month periods presented in our condensed consolidated financial statements

•                  Liquidity and Capital Resources — an analysis of the effect of our operating, financing and investing activities on our liquidity and capital resources

•                  Off-Balance Sheet Arrangements — a discussion of such commitments and arrangements

•                  Contractual Obligations

•                  Critical Accounting Policies and Estimates

•                  New Accounting Pronouncements

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the information incorporated by reference herein, contain both historical and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the ‘‘Securities Act’’), and Section 21E of the United States Securities Exchange Act of 1934, as amended, (“Exchange Act”).  All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q and the documents incorporated by reference in this Quarterly Report on Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial position, results of operations, cash flows and business. We have identified some of these forward-looking statements with words like ‘‘believe,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘predict,’’ ‘‘anticipate,’’ ‘‘estimate’’ or ‘‘continue’’ and other words and terms of similar meaning. These forward-looking statements include, among other things:

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

Business Model and Key Concepts

On September 10, 2007 we entered into a subcontract (the ‘‘GDLS Subcontract’’) with General Dynamics Land Systems Inc. (‘‘GDLS’’) pursuant to which GDLS manufactures approximately 50% of the Cougar vehicles to be manufactured under, and performs approximately 50% of the life cycle support required by, the January 2007 U.S. Marine Corps competitive contract under the Mine Resistant Ambush Protected (“MRAP”) program for Cougar vehicles (“MRAP Competitive Contract”) based on revenues. We previously entered into a joint venture with GDLS on December 15, 2006 (the ‘‘Workshare Agreement’’) pursuant to which we and GDLS would fulfill the obligations of the MRAP Competitive Contract. We formed a Delaware limited liability company, Force Dynamics, LLC (‘‘Force Dynamics’’), to govern the terms of the joint venture. However, the MRAP Competitive Contract was awarded to us and not to Force Dynamics or GDLS. We have attempted to novate this contract to Force Dynamics, although the U.S. government has not yet agreed to the novation. If the contract is novated, we and GDLS may be required to guarantee payment of all liabilities and performance of all obligations that Force Dynamics will assume under the novated contract.

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

We experienced substantial growth in net sales during the first half of 2008 and during 2007. At the same time, our general and administrative expenses increased substantially to support the increased business base and due to the increased use of outside legal, accounting, auditing and consulting resources to address our material weaknesses in internal controls and internal controls over financial reporting and the restatements of our condensed consolidated financial statements for the first, second and third quarters of 2007. We expect that managing general and administrative expenses will continue to be a challenge. However, we are unable to predict whether general and administrative expenses will decrease.

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

Results of Operations

The following discussion and analysis is based on our unaudited condensed consolidated statements of operations, which reflect our results of operations for the three- and six-month periods ended June 30, 2008 and 2007 as prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

The following table presents our results of operations for the three- and six-month periods ended June 30, 2008 and 2007 as well as the percentage change from year to year.

	For the three months ended June 30,			For the six months ended June 30,
			Percentage			Percentage
(In Thousands)	2008	2007	Change	2008	2007	Change
Net sales	$340,917	$138,659	146%	$743,964	$243,484	206%
Cost of sales	303,566	118,090	157%	668,282	203,215	229%
Gross profit	37,351	20,569	82%	75,682	40,269	88%
General and administrative expenses	21,525	17,339	24%	46,150	34,405	34%
Research and development expenses	3,039	3,503	(13)%	5,899	8,504	(31) %
Operating income (loss)	12,787	(273)	n/m	23,633	(2,640)	n/m
Other income, net	460	1,106	(58) %	971	2,894	(66) %
Interest expense	(98)	(22)	345%	(223)	(31)	619%
Income before income tax expense	13,149	811	n/m	24,381	223	n/m
Income tax expense	(4,882)	(148)	n/m	(9,077)	(40)	n/m
Net income	$8,267	$663	n/m	$15,304	$183	n/m

n/m – not meaningful

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2008 and 2007

Units sold

The following table presents our shipments for the three- and six-month periods ended June 30, 2008 and 2007 as well as the percentage change from year to year.

	For the three months ended June 30,			For the six months ended June 30,
			Percentage			Percentage
(Units Sold)	2008	2007	Change	2008	2007	Change
Buffalo	25	17	47%	49	35	40%
Cougar (all variants)	565	212	167%	1,345	393	242%
Total units sold	590	229	158%	1,394	428	226%

The increase in vehicles sold for the comparative periods is primarily due to vehicles sold pursuant to the contracts (sole source and competitive) awarded to us under the MRAP program.  Of the vehicles sold for the three months ended June 30, 2008 and June 30, 2007, the vehicles sold under such contracts represent approximately 93% and 76%, respectively, of the total vehicles sold.  Of the vehicles sold for the six months ended June 30, 2008 and June 30, 2007, the vehicles sold under such contracts represent approximately 95% and 48%, respectively, of the total vehicles sold.

Net sales

The increase in net sales for the comparative periods is attributable to an increase in volume of vehicle deliveries, spare parts, and logistics services (field service representatives and technical publications). The mix of vehicles delivered and spares parts and logistics sales and the percentage change in the comparative periods are set forth in the following table:

	For the three months ended June 30,			For the six months ended June 30,
			Percentage			Percentage
(In Thousands)	2008	2007	Change	2008	2007	Change
Buffalo	$16,968	$11,820	44%	$33,660	$22,816	47%
Cougar (all variants)	269,352	109,989	145%	632,629	184,935	242%
Spare parts and logistics	54,597	16,850	224%	77,675	35,733	117%
	$340,917	$138,659	146%	$743,964	$243,484	206%

Cost of sales and Gross profit

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2008	2007	2008	2007
Cost of sales	$303,566	$118,090	$668,282	$203,215
Gross margin percentage	11.0%	14.8%	10.2%	16.5%

The gross margin percentage decreased by 3.8 and 6.3 percentage points for the three and six months ended June 30, 2008, respectively, compared to the comparable 2007 periods primarily as a result of GDLS Subcontract activity, whereby we recognized no gross profit on vehicles sold that were produced by GDLS totaling $143.3 million and $339.6 million for the three and six months ended June 30, 2008, respectively.  We also incurred a write-down of our raw material and supplies to their net realizable values in the amount of $1.0 million and $3.8 million for the three and six months ended June 30, 2008.

General and administrative expenses

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007

As a percentage of net sales	6.3%	12.5%	6.2%	14.1%

General and administrative expenses as a percentage of net sales decreased 6.2 percentage points and 7.9 percentage points for the three and six months ended June 30, 2008, respectively, from the comparable 2007 periods primarily due to a significant increase in sales volume. The increase in general and administrative expenses period over period is related to a $4.9 million charge related to an impairment of certain Roxboro, North Carolina assets, a $1.5 million one-time contribution to the Medical University of South Carolina Foundation for brain trauma research, higher legal, accounting, auditing, and consulting fees, serverance and higher depreciation.  These increases were offset by the absence of a liquated damages charge totaling $1.8 million and $6.7 million incurred in the three-and six-month periods ended June 30, 2007, respectively, resulting from the delayed registration of a private placement of equity.

Research and development expenses

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007

As a percentage of net sales	0.9%	2.5%	0.8%	3.5%

Research and development expenses decreased as a percentage of net sales by 1.6 percentage points and 2.7 percentage points in the three and six months ended June 30, 2008, respectively, from the comparable 2007 periods. The decrease in both periods is primarily due to reduced Cheetah related expenditures and a significant increase in sales volume. The 2007 Cheetah expenditures included the procurement of materials to build a series of vehicles to conduct ongoing testing.

Other income

Other income decreased in the three and six months ended June 30, 2008 compared with the comparable 2007 periods due to the lower interest income as a result of the decreased level of funds available for investing and decreased interest rates.

Interest expense

Interest expense increased for the three and six months ended June 30, 2008 over the comparable 2007 periods as a result of commitment fees related to the line of credit initially put in place in late 2007 and amended and renewed in the first and second quarters of 2008.

Income tax expense

We recorded income tax expense for the three and six months ended June 30, 2008 as a result of our pre-tax income.  The effective income tax rate for the 2008 periods was approximately 37% compared to approximately 18% for the comparable 2007 periods.  See Note 6, Income Taxes, in the accompanying unaudited condensed consolidated financial statements.

Net income

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share)	2008	2007	2008	2007
Net income	$8,267	$663	$15,304	$183
Diluted earnings per share	$0.12	$0.01	$0.22	$0.00

Net income for the three and six months ended June 30, 2008 increased over the comparable 2007 periods primarily due to a higher amount of gross profit as a result of a higher volume of sales, partially offset by higher general and administrative expenses, higher income tax expense and lower interest income.

Backlog

The following table sets forth the number of vehicles included in our backlog as of June 30, 2008, including vehicles to be manufactured by GDLS under the GDLS Subcontract.  The backlog shown in the following table is “funded” backlog, meaning that it reflects vehicles for which we have received orders and for which funding has been appropriated and authorized for expenditure by the applicable agency. We cannot assure you that we will deliver or sell all of the vehicles included in our backlog. See Part I, Item 1A, Risk Factors, included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Vehicle Funded Backlog as of June 30, 2008
Buffalo	22
Cougar MRAP Competitive*	412
Cougar (all other variants)	329
TOTAL	763

*Refers to Cougar vehicles manufactured under the GDLS Subcontract pursuant to which we and GDLS fulfill the MRAP Competitive Agreement.

Liquidity and Capital Resources

Our liquidity and available capital resources are impacted by operating, financing and investing activities.  Our principal sources of liquidity are cash on hand and cash from operations, primarily from the U.S. government.

Sources and Uses of Cash

Our primary sources of funding are cash flows from operations. Our funds were used primarily to fund working capital requirements and make capital expenditures. The following chart shows the cash flows provided by or used in operating, investing, and financing activities for the six months ended June 30, 2008 and 2007:

	For the six months ended June 30,
(In thousands)	2008	2007
Net cash used in operating activities	$(9,900)	$(96,480)
Net cash used in investing activities	(8,360)	(25,538)
Net cash (used in) provided by financing activities	(220)	3,573
Increase (decrease) in cash and cash equivalents	$(18,480)	$(118,445)

As of June 30, 2008 we had $72.5 million of cash and cash equivalents, a decrease from $91.0 million as of December 31, 2007, and an increase from $37.9 million at June 30, 2007.

Cash Flow from Operating Activities

Cash used in operating activities decreased by $86.6 million during the first six months of 2008 compared with the first six months of 2007 primarily due to higher net income and improved working capital usage.  The cash used in operating activities during the first six months of 2007 was primarily due to working capital usage increases to support the increased MRAP orders.

Cash Flow from Investing Activities

Cash used in investing activities decreased by $17.2 million during the first six months of 2008 compared with the first six months of 2007 primarily due to reduced capital purchases necessary to support existing and future planned business requirements.  During the first six months of 2007, we purchased a research and test facility for $5.5 million and expended $4.1 million to acquire a logistics training facility. In addition, we began construction of a warehouse and an additional assembly line at our Ladson, South Carolina facility.

 Cash Flow from Financing Activities

Cash provided by financing activities decreased by $3.8 million during the first six months of 2008 compared with the first six months of 2007 primarily due to a reduced volume of stock option exercises and a decrease in long-term liabilities.

Current Liquidity and Capital Resources

During the first six months of 2008, we expended approximately $9 million to complete the expansion of our manufacturing capability and capacity and to upgrade our information technology infrastructure.  We will continue to expend capital for research and development and business development activities.

The amount of capital that we will require depends on several factors, including without limitation, the extent and timing of sales of our products, performance based payments, inventory costs, costs of raw materials and components, labor costs, costs of improving our financial and accounting systems,  the timing and costs associated with the expansion of our manufacturing, development, engineering and customer support capabilities, the timing and cost of our product development and enhancement activities and our operating results. We currently estimate that the cash flow that we anticipate will be generated by our business plus the $30 million available under our line of credit and our expected renewal of it will be sufficient to meet our presently budgeted capital expenditures and our other presently anticipated cash needs for the year ending December 31, 2008.  After that time, we expect that we may need to obtain additional sources of capital, which may include borrowings or the issuance of debt or equity securities, including common stock, and there can be no assurance that such financing will be available to us when we need it or, if available, that the terms of any such financing will be satisfactory to us and not dilutive to our shareholders. Any failure to obtain necessary capital as and when required could have a material adverse effect on our business, prospects, financial position, results of operations and cash flows.

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

As of June 30, 2008, we do not have any obligation under certain guarantees or contracts as defined above.

As of June 30, 2008, we do not have any retained or contingent interest in assets as defined above.

As of June 30, 2008, we do not hold derivative financial instruments, as defined by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2008 and December 31, 2007, we were not involved in any unconsolidated SPE transactions.

Contractual Obligations

We have future obligations under various contracts relating to debt and interest payments, operating leases, and purchase obligations.  During the six months ended June 30, 2008, there were no significant changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2007, except that our purchase obligations increased to $144.3 million as of June 30, 2008, from $128.3 million at December 31, 2007. The purchase obligations at June 30, 2008 were primarily comprised of purchase orders related to orders for the MRAP Competitive Contract and for Cougar Mastiffs and Ridgbacks pursuant to the DoD’s Foreign Military Sales United Kingdom contract.

Critical Accounting Policies and Estimates

For the period ended June 30, 2008, there have been no significant changes in critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on September 15, 2008.

New Accounting Pronouncements

For the period ended June 30, 2008, there have been no new accounting pronouncements since those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on September 15, 2008.

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

Interest Rates

We do not have a trading portfolio and although our current financing is at a variable rate, we do not have any borrowings under the arrangement.  As a result, we are not currently directly at risk of interest rate fluctuations. As our financing needs change in the future, interest rate risk may become a more significant issue for us.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended June 30, 2008, members of our management, at the direction (and with the participation) of our chief executive officer and interim chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of June 30, 2008. Based on that evaluation, the chief executive officer and interim chief financial officer, concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2008, because of the material weaknesses in our internal control over financial reporting discussed in the Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”) on September 15, 2008. Notwithstanding the material weakness described in the Annual Report on Form 10-K for the year ended December 31, 2007, our management has concluded that our unaudited condensed consolidated financial statements included in this report are fairly stated, in all material respects, in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

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

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger filed as Exhibit 2.1 to the Company’s Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.

3.1	Articles of Incorporation filed as Exhibit 3.1 in the Company’s Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.

3.2	First Amended and Restated By-Laws of Force Protection, Inc., filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 26, 2008, is hereby incorporated by reference.

3.3	Certificate of Amendment to Articles of Incorporation filed as Exhibit 3.3 to the Company’s Annual Report in Form 10-K filed September 15, 2008, is hereby incorporated by reference.

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

10.1

Agreement between Force Protection, Inc. and Damon Walsh, dated April 4, 2008, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 8, 2008, is hereby incorporated by reference.

10.2

Agreement between Force Protection, Inc. and Mark Edwards, dated April 4, 2008, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 8, 2008, is hereby incorporated by reference.

10.3	Agreement between Force Protection, Inc. and Daniel Busher, dated April 4, 2008, filed as Exhibit 10.3 to the Form 8-K filed April 8, 2008, is hereby incorporated by reference.

10.4

Agreement between Force Protection, Inc. and Shelia Boyd, dated April 4, 2008, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 8, 2008, is hereby incorporated by reference.

10.5	Agreement between Force Protection, Inc. and Denise Speaks, dated April 4, 2008, filed as Exhibit 10.5 to the Form 8-K filed April 8, 2008, is hereby incorporated by reference.

10.6

Modification, dated April 15, 2008, to the Second Amendment to Loan Agreement, dated February 5, 2008, filed as Exhibit 10.64 to the Company’s Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.

10.7

Amended and Restated Loan Agreement between Force Protection, Inc. Force Protection Technologies, Inc., Force Protection Industries, Inc. and Wachovia Bank, National Association, dated May 6, 2008, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 9, 2008, is hereby incorporated by reference.

10.8

Promissory Note between Force Protection, Inc. and Wachovia Bank, National Association, dated May 6, 2008, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 9, 2008, is hereby incorporated by reference.

10.9

Amendment of Solicitation/Modification of Contract under Contract No. M67854-06-C-5162 between Force Protection Industries, Inc. and the United States Marine Corps Systems Command, dated May 19, 2008, filed as Exhibit 10.78 to the Company’s Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.

10.10	Amendment of Solicitation/Modification of Contract under Contract No. M67854-D7-D5031-0003 between Force Protection Industries, Inc. and the United States Marine Corps Systems Command, dated May 30, 2008, filed as Exhibit 10.79 to the Company’s Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.

10.11

Agreement between Force Protection, Inc. and Charles Mathis, dated June 25, 2008, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 27, 2008, is hereby incorporated by reference.

10.12

Second Extension Amendment to Leases between Force Protection, Inc. and Aerospace/Defense, Inc., dated June 25, 2008, filed as Exhibit 10.81 to the Company’s Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).†

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).†

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).†

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