Form 10-Q
period 2008-09-30
FORCE PROTECTION INC
filed 2008-11-10
CIK 1032863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The registrant had 68,319,162 shares of common stock outstanding as of October 31, 2008.

i

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

Force Protection, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	As of September 30, 2008	As of December 31, 2007
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$79,398	$90,997
Accounts receivable, net	196,129	118,794
Inventories	105,799	140,639
Advances to subcontractor	6,150	25,106
Deferred income tax assets	12,780	14,530
Income taxes receivable	—	6,565
Other current assets	4,178	8,481
Total current assets	404,434	405,112
Property and equipment, net	62,897	66,707
Intangible assets, net	827	1,355
Deferred income tax assets	1,390	1,496
Total assets	$469,548	$474,670

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$125,158	$146,515
Due to United States government	19,315	18,969
Other current liabilities	31,948	20,710
Advance payments on contracts	26,051	56,552
Total current liabilities	202,472	242,746

Other long-term liabilities	139	295
	202,611	243,041

Commitments and contingencies

Shareholders’ equity:
Common stock	68	68
Additional paid-in capital	257,257	257,160
Retained earnings (accumulated deficit)	9,612	(25,599)
Total shareholders’ equity	266,937	231,629
Total liabilities and shareholders’ equity	$469,548	$474,670

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

Force Protection, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(In Thousands, Except Per Share Data)
Net sales	$343,309	$206,794	$1,087,273	$450,278
Cost of sales	279,532	184,260	947,814	387,475
Gross profit	63,777	22,534	139,459	62,803

General and administrative expenses	27,817	21,708	73,967	56,113
Research and development expenses	4,306	2,344	10,205	10,848
Operating income (loss)	31,654	(1,518)	55,287	(4,158)

Other income, net	440	594	1,411	3,488
Interest expense	(2)	(55)	(225)	(86)
Income (loss) before income tax (expense) benefit	32,092	(979)	56,473	(756)

Income tax (expense) benefit	(12,185)	180	(21,262)	140
Net income (loss)	$19,907	$(799)	$35,211	$(616)
Earnings (loss) per common share:
Basic	$0.29	$(0.01)	$0.52	$(0.01)
Diluted	$0.29	$(0.01)	$0.51	$(0.01)
Weighted average common shares outstanding:
Basic	68,318	68,208	68,309	67,990
Diluted	68,381	68,208	68,372	67,990

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Force Protection, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2008	2007
	(In Thousands)
Cash flows from operating activities:
Net income (loss)	$35,211	$(616)
Adjustments to reconcile net income (loss) to net cash used in operating activities –
Depreciation and amortization	9,426	4,018
Deferred income tax provision (benefit)	1,856	(3,196)
Income tax benefit realized from stock options exercised	—	(2,276)
Stock-based compensation	97	2,035
Allowance for doubtful accounts	531	(45)
Provision for asset impairment	4,947	—
Provision for inventory obsolescence	7,733	1,358
Warranty reserve	2,200	1,202
Loss on disposal of property and equipment	6	—
(Increase) decrease in assets –
Accounts receivable	(77,866)	(24,014)
Inventories	27,107	(108,115)
Advances to subcontractor	18,956	(20,740)
Income taxes receivable	6,565	(225)
Other current assets	4,303	(14,667)
Increase (decrease) in liabilities –
Accounts payable	(21,357)	64,490
Due to United States government	346	9,728
Other current liabilities	9,101	8,063
Advance payments on contracts	(30,501)	43,113
Total adjustments	(36,550)	(39,271)
Net cash used in operating activities	(1,339)	(39,887)
Cash flows from investing activities:
Capital expenditures	(10,041)	(47,706)
Net cash used in investing activities	(10,041)	(47,706)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	1,336
Income tax benefit realized from stock options exercised	—	2,276
Net decrease in long-term liabilities	(219)	(64)
Net cash (used in) provided by financing activities	(219)	3,548
Decrease in cash and cash equivalents	(11,599)	(84,045)
Cash and cash equivalents at beginning of period	90,997	156,319
Cash and cash equivalents at end of period	$79,398	$72,274
Supplemental cash flow information
Cash paid during the period for
Interest, net of amounts capitalized	$240	$86
Income taxes	$111	$1,000
Supplemental schedule of noncash investing and financing activities
Note payable, net of discount, issued as consideration for non-compete agreement	$—	$390

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.     Summary of Significant Accounting Policies

Organization and Description of the Business

Force Protection, Inc., reincorporated under the laws of Nevada in 2005, and its subsidiaries, is an important provider of blast- and ballistic-protected products used to support armed forces and security personnel in harm’s way.  We design, manufacture, test, deliver and support our blast- and ballistic-protected products to increase survivability of the users of the products.  Our specialty vehicles, which we believe are the forefront of blast- and ballistic-protected technology, are designed to protect their occupants from landmines, hostile fire, and improvised explosive devices (“IEDs”).  Our customers include all branches of the United States Department of Defense (“DoD”) and, directly and indirectly through foreign military sales of the DoD, military customers located in the United Kingdom, Iraq, Canada, Italy, and France.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. FASB Statement No. 162 defines the order in which accounting principles that are generally accepted should be followed. FASB Statement No. 162 is effective for fiscal years beginning after November 15, 2008. We expect that the adoption of FASB Statement No. 162 will not have a material impact on our consolidated financial position, results of operations, and cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of Useful Life of Intangible Assets, (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We expect that the adoption of FSP FAS 142-3 will not have a material impact on our consolidated financial position, results of operations, and cash flows.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FASB Statement No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations and (iii) how

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. FASB Statement No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. FASB Statement No. 161 permits, but does not require, comparative disclosures for earlier periods at initial adoption. As of September 30, 2008, we have not entered into any derivative or hedging activities and therefore the adoption of this standard will not impact our consolidated financial position, results of operations, cash flows or disclosures related to derivative instruments and hedging activities.

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations, which establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  FASB Statement No. 141(R) applies to fiscal years beginning after December 15, 2008, and therefore the adoption of this standard will not impact our previously reported consolidated financial position, results of operations, or cash flows. Earlier adoption is prohibited.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, which establishes accounting and reporting standards that require (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within shareholder’s equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations, and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. FASB Statement No. 160 applies to fiscal years beginning after December 15, 2008. As of September 30, 2008, we do not have any subsidiaries within the scope of FASB Statement No. 160, and therefore the adoption of this standard will not have an impact on our consolidated financial position, results of operations, or cash flows. Earlier adoption is prohibited.

We have determined that all other recently issued accounting pronouncements will not have a material impact on our consolidated financial position, results of operations and cash flows, or do not apply to our operations.

2.     Accounts Receivable

Accounts receivable consists of the following (in thousands):

	As of September 30, 2008	As of December 31, 2007
U. S. government	$177,030	$106,021
Other accounts receivable	19,953	13,096
	196,983	119,117
Less: Allowance for doubtful accounts	(854)	(323)
Accounts receivable, net	$196,129	$118,794

Other accounts receivable includes amounts that relate to non-government entities and the sale of excess raw materials to suppliers.  Any gain or loss on the sale of excess raw materials is included in Other income, net in the accompanying condensed consolidated statements of operations.  As of September 30, 2008 and December 31, 2007, our accounts receivable included $9.1 million and $8.2 million of earned and unbilled accounts receivable, respectively.

3.     Inventories

Inventories consist of the following (in thousands):

	As of September 30, 2008	As of December 31, 2007
Raw material and supplies	$68,662	$105,313
Work in process	35,397	35,035
Finished goods	1,740	291
Inventories	$105,799	$140,639

Due to excess and obsolete inventory and to account for our inventory at the lower of cost or market, we reduced the cost basis of our raw material and supplies and charged to Cost of sales $3.9 million and $7.7 million during the three- and nine-month periods ended September 30, 2008, respectively.

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

4.     Property and Equipment

Property and equipment consist of the following (in thousands):

	As of September 30, 2008	As of December 31, 2007
Land	$4,419	$4,419
Buildings	11,683	5,221
Leasehold improvements	32,442	11,775
Machinery and equipment; including tooling and molds	13,006	6,698
Computer equipment and software	7,730	6,750
Furniture and fixtures	4,515	4,454
Demonstration vehicles	1,572	1,531
Manuals	705	705
Vehicles	672	576
	76,744	42,129
Less: Accumulated depreciation	(15,556)	(6,714)
	61,188	35,415
Construction in progress	1,709	31,292
Property and equipment, net	$62,897	$66,707

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

5.     Advance Payments on Contracts

Advance payments on contracts consist of the following (in thousands):

	As of September 30, 2008	As of December 31, 2007
Mine Resistant Ambush Protected (“MRAP”) program	$26,051	$53,767
Iraqi Light Armored Vehicles (“ILAV”)	—	2,785
Advance payments on contracts	$26,051	$56,552

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

6.     Income Taxes

We provide for income taxes using the liability method in accordance with FASB Statement No. 109, Accounting for Income Taxes. In accordance with APB Opinion No. 28, Interim Financial Reporting, and FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods, the provision for taxes on income recognizes our estimate of the effective tax rate expected to be applicable for the full year, adjusted for the impact of any discrete events, which are reported in the period in which they occur. Each quarter, we re-evaluate our estimated tax expense for the year and make adjustments for changes in the estimated tax rate. Additionally, we evaluate the realizability of our deferred tax assets on a quarterly basis. Our evaluation considers all positive and negative evidence and factors, such as the scheduled reversal of temporary differences, historical and projected future taxable income or losses, and prudent and feasible tax planning strategies.

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

The Income tax expense for the three and nine months ended September 30, 2008 was based on the estimated effective tax rates applicable for the year ending December 31, 2008, after considering items specifically related to the interim periods. The Income tax benefit for the three and nine months ended September 30, 2007 was based on the estimated effective tax rates applicable for the fiscal year ended December 31, 2007, after considering items specifically related to the interim periods.

Force Protection is subject to U.S. federal, state, and local income taxes. Income (loss) before income tax (expense) benefit is as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Income (loss) before income tax (expense) benefit	$32,092	$(979)	$56,473	$(756)

A reconciliation of statutory federal income tax expense rate to the effective income tax expense rate is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Income tax (expense) benefit at statutory rate	(35.00)%	35.00%	(35.00)%	35.00%
(Increase) decrease in tax rate resulting from:
State income taxes, net of federal tax benefit	(1.73)%	4.70%	(1.41)%	4.70%
Reversal of other tax accruals no longer required	—%	(8.21)%	—%	(8.21)%
Research and development credit	—%	(11.63)%	—%	(11.63)%
Nondeductible/permanent items	(1.24)%	(1.50)%	(1.24)%	(1.50)%
Effective income tax (expense) benefit rate	(37.97)%	18.36%	(37.65)%	18.36%

The effective income tax rate is the provision for income tax (expense) benefit as a percent of income (loss) before income taxes. The 2008 effective rate is higher than the expected federal statutory rate of 35% primarily due to the state income taxes and permanent differences at statutory rate. As of September 30, 2008, current income taxes payable was $12.9 million and is included in Other current liabilities in the accompanying condensed consolidated balance sheet. The 2007 effective benefit rate is lower than the expected federal statutory rate of 35% primarily due to state income taxes, reversal of other tax accruals no longer required, research and development credits, and certain nondeductible items at the statutory rate.

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. FASB Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109. FASB Statement No. 109 does not prescribe a recognition threshold or measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. FASB Interpretation No. 48 clarifies the application of FASB Statement No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in a company’s financial statements. Additionally, FASB Interpretation No. 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We include interest and penalties related to federal and state income taxes, if any, as a component of Income tax expense in the accompanying unaudited condensed consolidated statements of operations.

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

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

7.     Earnings Per Common Share

The following table shows the information used in the calculation of basic and diluted earnings (loss) per common share (in thousands, except number of shares and per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Numerator – Basic and diluted:
Net income (loss)	$19,907	$(799)	$35,211	$(616)
Denominator:
Weighted average common shares outstanding – basic	68,318,162	68,207,649	68,308,921	67,989,525
Add: Stock options	26,288	Anti-dilutive	26,513	Anti-dilutive
Add: Stock grants	36,228	Anti-dilutive	36,354	Anti-dilutive
Weighted average common shares outstanding – diluted	68,380,678	68,207,649	68,371,788	67,989,525
Basic earnings (loss) per common share:
Net income – basic	$0.29	$(0.01)	$0.52	$(0.01)
Diluted earnings (loss) per common share:
Net income – diluted	$0.29	$(0.01)	$0.51	$(0.01)

The calculation of earnings (loss) per common share is based on the weighted-average number of our common shares outstanding during the applicable period. The calculation for diluted (loss) per common share recognizes the effect of all dilutive potential common shares that were outstanding during the respective periods, unless their impact would be anti-dilutive.  We use the treasury stock method to calculate the dilutive effect of stock options and other common stock equivalents (potentially dilutive shares). Diluted earnings per common share recognizes the dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. These potentially dilutive shares include stock options and stock grants. We excluded 369,006 and 343,296 common stock equivalents for the three and nine months ended September 30, 2007, respectively, from the calculation of diluted loss per share because they were anti-dilutive.

8.     Commitments and Contingencies

Financing Commitments– Subsequent event- Renewal of credit facility

On July 20, 2007, we entered into a revolving credit agreement with Wachovia Bank, NA. Borrowings under the original credit agreement bore interest at a floating rate per annum equal to the one-month London Interbank Offered Rate (“LIBOR”) plus 2.0%. The original amount of the agreement was $50 million and all amounts payable under this credit agreement were originally due and payable on September 30, 2007. We have entered into several modification agreements with the lender to reduce the principal amount, change terms and extend the maturity. As of September 30, 2008, the principal amount of the agreement was $30 million at a rate of one-month LIBOR plus 2.0% with a maturity date of October 31, 2008.

On October 31, 2008, we modified the credit agreement to increase the principal amount to a maximum of $40 million, subject to several new covenants, to extend the maturity to April 30, 2010, and to modify the interest rate. One of the new covenants is a maximum ratio of debt (“Funded Debt”) to net income plus interest expense, income taxes, depreciation and amortization (“EBITDA”) of 2.0 to 1.0. Another new covenant is a minimum fixed charge coverage ratio of 1.5 to 1.0.

Until March 31, 2009, the floating rate interest per annum is reduced to the one-month LIBOR plus an additional amount (“Applicable Margin”) of 1.75%. Beginning with the quarter starting April 1, 2009, the Applicable Margin will be determined quarterly based on the Funded Debt to EBITDA ratio calculated on a rolling four quarter basis and will vary from 1.75% to 2.75% depending on that ratio.

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

Accrued interest is due and payable on a monthly basis, starting on November 30, 2008, and all principal is due and payable on April 30, 2010. Until the expiration date, we may borrow, repay and re-borrow amounts under the terms of the note as long as the total principal balance outstanding does not exceed $40 million. Additionally, in connection with the original credit agreement dated July 20, 2007, we granted Wachovia Bank a security interest in all of our personal property, as defined in the credit agreement. Since its inception through the date of this filing, we have not borrowed any amounts under the credit agreement.

Legal Proceedings

We are subject to various claims arising in the ordinary course of business, and are a party to various legal proceedings that constitute ordinary, routine litigation incidental to our business. The majority of these claims and proceedings relate to commercial, shareholder and employee matters. In our opinion, apart from the actions set forth below, the disposition of these proceedings and claims, after taking into account accruals recorded in our consolidated balance sheets and the availability and limits of our insurance coverage, will not have a material adverse effect on the business or our financial position, results of operations, or cash flows.

Shareholder Class Action and Derivative Complaints

On March 10, 2008, the first of ten related class action lawsuits was filed against us and certain of our former and current board members or officers in the United States District Court for the District of South Carolina Charleston Division on behalf of a proposed class of investors who purchased or otherwise acquired our securities during the period between August 14, 2006 and February 29, 2008. The complaints seek class certification, and the allegations include but are not limited to allegations that the defendants violated the Exchange Act and made false or misleading public statements and/or omissions concerning our business, internal controls, and financial results. The plaintiffs assert that as a result of the defendants’ allegedly wrongful acts and omissions, members of the proposed class have suffered significant losses and damages. The individual class action lawsuits were consolidated on June 10, 2008 under caption ‘In Re Force Protection, Inc. Securities Litigation, Action No. 2:08-cv-845-CWH.’ On June 20, 2008, a group of investors were collectively appointed lead plaintiffs. Pursuant to the Court’s consolidation and scheduling order, the defendants need not respond to the individual complaints, but instead will respond to a consolidated complaint to be filed by the lead plaintiffs.

Between March 27, 2008 and May 28, 2008, various alleged shareholders filed derivative lawsuits against former and current officers or board members wherein the plaintiff shareholders are seeking damages and other relief for the benefit of the Company. The Company has been named a nominal defendant in each derivative lawsuit. Four (4) derivative lawsuits are pending in the United States District Court for the District of South Carolina Charleston Division; two (2) derivative lawsuits are pending in Charleston, South Carolina Circuit Court; and one (1) derivative lawsuit is pending in Clark County, Nevada District Court. The plaintiff shareholders’ allegations include, but are not limited to, allegations of breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment in connection with the Company’s public statements regarding its operations and financial results, internal controls, compensation of certain defendants, and alleged insider stock sales by certain defendants. In August 2008 and September 2008, the defendants have filed motions to dismiss the derivative lawsuits pending in the Charleston, South Carolina Circuit Court and the Clark County, Nevada District Court. Those motions remained pending as of the date of this filing. Defendants’ obligations to respond to the complaints in the derivative lawsuits pending in the United States District Court for the District of South Carolina have been suspended pending a ruling on motions filed by certain plaintiffs seeking consolidation of the lawsuits and appointment of a lead plaintiff.

Other Disputes

On August 21, 2007, we filed suit against Protected Vehicles, Inc. (“PVI”) and Garth Barrett, Thomas Thebes, and Paul Palmer, three of PVI’s employees (all of whom were former employees of Force Protection) in the United States District Court for the District of South Carolina. In the complaint, we allege that the named defendants used our confidential information and trade secrets to create a competing business. We seek injunctive relief, unspecified damages, attorneys’ fees and costs. The defendants have answered our complaint and filed counterclaims against us. In their answers and counterclaims, the defendants allege, among other things, that we and several of our current and former officers and directors engaged in: certain transactions (including transactions with Force Protection) in which such officers and directors maintained a financial interest; backdating and certain other improper acts in connection with certain stock issuances; allegedly wrongful acts with respect to a procurement contract with a foreign

Force Protection, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

government; and other transactions involving alleged self-dealing and engaged in certain allegedly retaliatory acts in connection with defendants’ prior attempts to bring such activities to the attention of the Company’s personnel or governmental agencies. Defendants seek unspecified monetary damages, attorneys’ fees and costs. On January 18, 2008, the district court entered an order staying the litigation in light of an involuntary bankruptcy petition filed on January 15, 2008, in the United States Bankruptcy Court for the District of South Carolina with respect to PVI. On February 5, 2008, PVI filed a voluntary Chapter 7 petition. On March 28, 2008, the Chapter 7 proceeding was converted to a Chapter 11 proceeding. On June 20, 2008, the Bankruptcy Court remanded the litigation back to the District Court, and on September 3, 2008, the bulk of PVI’s assets, including certain rights and liabilities with respect to our suit against it, were sold to a third party. On July 31, 2008, we settled our claim against Paul Palmer, and we rehired him on October 13, 2008. We have amended the complaint to add the third party as a defendant to the suit; the defendants have reasserted their counterclaims in response to the amended complaint.

From February 2007 through October 2008, we received a total of 69 complaints from current and former employees filed with the United States Equal Employment Opportunity Commission alleging, among other things, race and/or gender discrimination. We have responded to the complaints as such responses have become due, and are investigating the allegations.

In early December 2007, we submitted a voluntary disclosure to the Directorate of Defense Trade Controls (“DDTC”) regarding the shipment of technical manuals, Cheetah spare parts, armored vest plates, parts not listed on our license and transfers of technical data to and by our vendors without proper authorization or identification of the appropriate exemption. On January 22, 2008, the DDTC requested additional information and documentation for each specific shipment of these items within sixty days. In addition, the DDTC directed us to undertake certain specific measures, including, but not limited to, that we hire a full time senior export control compliance officer, implement certain procedures, conduct comprehensive International Traffic in Arms Regulations (“ITAR”) training, immediately conduct a comprehensive export compliance audit, and institute a plan to conduct periodic audits of the export compliance program. On February 11, 2008, we provided DDTC with the job description for the Director of Export Controls, draft Export Controls Manual, ITAR presentation provided in new orientation training and the attendance logs for annual ITAR training provided to executives and other employees having ITAR responsibilities. On March 11, 2008, we provided DDTC with our draft audit plan and on June 2, 2008, we provide the final audit report. On July 14, 2008, we provided DDTC with supplemental information to our previous voluntary disclosure and other information identified in the audit. We have developed and implemented an Export Control Policies and Procedures Manual and ITAR Product Classification Guide, established an Export Control Council, and revised our Technology Control Plan and Code of Conduct and Ethics. As a result of the export compliance audit, we have identified additional unauthorized transfers internally at our facility and in support of U.S. operations in Iraq and Afghanistan as well as issues associated with the execution of our licenses and agreements. We have reported these matters to DDTC. On October 27, 2008, we received a letter from the DDTC advising that this voluntary disclosure has been closed without taking any civil penalties, but reserving the right to reopen if circumstances warrant.

On February 8, 2008, a temporary independent contractor whose services we had terminated filed a complaint with OSHA, which alleges a violation under the employee protection provisions of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002, 18 U.S.C. §1514A. The former independent contractor alleges that we terminated his engagement in retaliation for his allegation of certain corporate governance, government contracting, accounting and other irregularities. On April 18, 2008, we responded to the allegations, and are awaiting a recommendation and report from the OSHA investigator. In August 2008, the claimant submitted a proposed amended complaint which seeks to add additional claims and the current and former chief executive officers as defendants.

On August 15, 2008, we received a $1.1 million notice of claim of lien for the balance of tooling supplied by a vendor to our prime contractor on the Roxboro Facility. We have demanded that the prime contractor resolve this matter with its vendor and indemnify us for this claim of lien.

On October 14, 2008, we settled a claim for $583,000 by several investors in connection with the conversion of their shares of our preferred stock and other damages relating to warrants the investors allege were granted but never distributed to them.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and should be read together with our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q.  Information in this Item 2 is intended to assist the reader in obtaining an understanding of our unaudited consolidated financial statements, the changes in certain key items in those financial statements from period to period, the primary factors that accounted for those changes, and any known trends or uncertainties that we are aware of that may have a material effect on our future performance, as well as how certain accounting principles affect our unaudited condensed consolidated financial statements. MD&A includes the following sections:

•	Overview
• Business Model and Key Concepts
• Key Challenges
• Strategy and Key Trends
•	Results of Operations — an analysis of our consolidated results of operations, for the three- and nine-month periods presented in our condensed consolidated financial statements
•	Liquidity and Capital Resources — an analysis of the effect of our operating, financing and investing activities on our liquidity and capital resources
•	Off-Balance Sheet Arrangements — a discussion of such commitments and arrangements
•	Contractual Obligations
•	Critical Accounting Policies and Estimates
•	New Accounting Pronouncements

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the information incorporated by reference herein, contain both historical and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (‘‘Securities Act’’), and Section 21E of the United States Securities Exchange Act of 1934, as amended (“Exchange Act”).  All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q and the documents incorporated by reference in this Quarterly Report on Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial position, results of operations, cash flows and business. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue” and other words and terms of similar meaning. These forward-looking statements include, among other things:

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

•                  statements regarding any changes in our cost of sales, our general and administrative expenses or our research and development expenses;

•                  statements regarding the revenues that may be derived from, and the quantities of vehicles that may be purchased or ordered pursuant to, existing or possible future contracts or orders by various customers, including statements regarding the estimated value of those orders and contracts and statements about the amount of vehicles in our backlog and the value of our backlog;

•                  statements regarding our ability to rebalance our work force to meet the demand for our vehicles, including the effectiveness of the utilization of partners and subcontractors;

•                  statements regarding our plans for the use of our product development and production facilities; and

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

Our specialty vehicles, which we believe are at the forefront of blast- and ballistic-protected technology, are designed to protect their occupants from landmines, hostile fire and improvised explosive devices (“IEDs”). We currently have four vehicle types aimed at fulfilling different operational or mission requirements: the Buffalo, the Cougar, the Cougar Lightweight / Cougar Restricted Terrain, and the Cheetah. The Buffalo, which has six wheels, is our largest vehicle and is designed primarily for use in conducting mine clearance operations. The Cougar is a medium-sized vehicle and is available in 4-wheeled and 6-wheeled variants and in a variety of configurations for troop transport, command and control, route reconnaissance, convoy escort and ambulance duty. The Cougar Lightweight / Cougar Restricted Terrain is a new class of vehicle developed in response to an urgent request to develop vehicles providing enhanced mobility while maintaining survivability. Although this new class of vehicle is derived from our successful Cougar platform, it incorporates significant amounts of design and technology developed as part of the Cheetah platform.  On September 5, 2008, the United States Marine Corps made a contract award for five of these vehicles under the MRAP Competitive Contract, defined below.  The Cheetah is a 4-wheeled vehicle with a curb weight of approximately 8 tons, designed specifically for reconnaissance, forward command and control and urban operations. At present, we have not had any orders for the Cheetah, although on September 15, 2008, we submitted a response to a U.S. Army Tank-Automotive and Armaments Command (“TACOM”) Request for Information.

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

Business Model and Key Concepts

On September 10, 2007, we entered into a subcontract (the “GDLS Subcontract”) with General Dynamics Land Systems Inc. (“GDLS”) pursuant to which GDLS manufactures approximately 50% of the Cougar vehicles to be manufactured under, and performs approximately 50% of the life cycle support required by, the January 2007 U.S. Marine Corps competitive contract under the Mine Resistant Ambush Protected (“MRAP”) program for Cougar vehicles (“MRAP Competitive Contract”) based on revenues. We previously entered into a joint venture with GDLS on December 15, 2006 (the “Workshare Agreement”) pursuant to which we and GDLS would fulfill the obligations of the MRAP Competitive Contract. We formed a Delaware limited liability company, Force Dynamics, LLC (“Force Dynamics”), to govern the terms of the joint venture. However, the MRAP Competitive Contract was awarded to us and not to Force Dynamics or GDLS. We have attempted to novate this contract to Force Dynamics, although the U.S. government has not yet agreed to the novation. If the contract is novated, we and GDLS may be required to guarantee payment of all liabilities and performance of all obligations that Force Dynamics will assume under the novated contract.

Because this contract was awarded to Force Protection and has not yet been novated to Force Dynamics, we include 100% of the revenues from the MRAP Competitive Contract, including revenue from vehicles and spare parts manufactured by GDLS, in Net sales in our consolidated statement of operations, and will continue to include them until such time as the MRAP Competitive Contract is novated from us to Force Dynamics, at which point we will recognize revenues only from vehicles, spare parts and services subcontracted by Force Dynamics to us that we actually manufacture and provide. In addition, during the year ended December 31, 2007, we included in Cost of sales, an amount equal to 100% of revenues from vehicles and spare parts manufactured by GDLS. Activities under the GDLS Subcontract have continued to evolve. Beginning in the second quarter of 2008, we have included in Cost of sales the GDLS Subcontract costs to us, which are 100% of the revenue from base vehicles manufactured by GDLS and less than 100% of the revenue from engineering changes, spare parts and services.

To meet the needs of other government contracts, in 2007 we significantly expanded our work force and invested heavily in additional production facility capacity. However, beginning at the end of the first quarter of 2008, we began to scale back our work force to align it with current demand. In the future, we intend to utilize partners and subcontractors to further expand our capacity and capability to fulfill government contracts. By relying more on partners and subcontractors rather than an expanded work force, we can more quickly respond should the U. S. government exercises its contractual right to terminate any of its contracts, in whole or in part, without prior notice, at its convenience or for default, usually based on performance. Additionally, if the federal government terminates a contract with us or if we default due to our failure or the failure of one of our partners to perform under the contract, at best we would be entitled to recover only our incurred or committed costs, settlement expenses and profit on the work completed prior to the termination. In addition, we could even be liable for excess costs incurred by the federal government in procuring undelivered items from an alternative source.

Key Challenges

Our rapid growth has come with numerous challenges. Coupled with our reliance on the U.S. military for substantially all of our business, we have identified the following key challenges to continued success:

• obtaining awards for additional orders or contracts for our vehicles in a volatile marketplace;

• obtaining awards for additional orders or contracts for spare parts and/or sustainment services;

• operating a business in an environment where U.S. military contracts, which represent substantially all of our business, may be terminated in whole or in part at any time;

• remediating internal control weaknesses over financial reporting and disclosure;

• controlling general and administrative expenses; and

• rebalancing the business to anticipated contract delivery order requirements.

The main uncertainty about our future operations is whether we will continue to receive additional orders or contracts for our vehicles. We estimate that current orders for our Cougar vehicles will allow us to continue production through the first part of 2009 and for our Buffalo vehicles to extend production until 2012. It is impossible to predict with certainty whether future orders or contracts will be placed by new or existing customers for our existing products. If we do not receive future orders or contracts for production beyond such dates, it is unlikely that our vehicle business will continue and our business will be materially affected.  If we do not receive future orders or contracts for spare parts and/or sustainment services, our business may be materially affected.

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

We have identified material weaknesses in our internal control over financial reporting and have concluded that our disclosure controls were not effective as of December 31, 2007. Although we have taken steps to correct our material weaknesses, we may still be subject to risks. If we are unsuccessful in implementing or following our remediation plan, or fail to update our internal control over financial reporting as our business evolves, we may be unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures. There can be no assurance that, as a result of these remediation efforts or otherwise, we will not identify other inaccuracies in our future financial statements that will require amendments and restatements to those financial statements, which could have a material adverse effect on us and the price of our common stock.

We experienced substantial growth in net sales during the first nine months of 2008 and during 2007. At the same time, our general and administrative expenses increased substantially to support the increased demand for our vehicles and due to the increased use of outside legal, accounting, auditing and consulting resources to address our material weaknesses in internal controls over financial reporting and the restatements of our condensed consolidated financial statements for the first, second and third quarters of 2007. We expect that managing general and administrative expenses will continue to be a challenge. However, we are unable to predict whether general and administrative expenses will decrease.

During the first nine months of 2008, we sought to stabilize our business to match our contract delivery order requirements. We recognized that our business was changing, and in response, we are attempting to rebalance our workforce and manufacturing capacity. We may incur costs as a result of our efforts to recalibrate our business to meet the needs of our customers. In addition, in the past three years we had sought to rapidly expand and develop our operations and production capacity. We have incurred costs and are continuing to incur significant costs associated with our rapid expansion. We are still experiencing and may continue to experience certain effects from this rapid growth and our subsequent efforts to realign our growth with the demand for our vehicles, such as payments under severance arrangements and the costs associated with excess manufacturing capacity and inventory. This growth had placed significant demands on our management and our administrative, operating, manufacturing and financial resources. In addition, our accounting and financial systems need to be substantially improved in order to accommodate our current and projected production levels and to support our government compliance requirements now that we are classified as a large business under applicable federal contracting regulations. We continue to face challenges in improving our administrative, operating, managerial, accounting and financial systems to accommodate our current and projected production levels.

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

Key Trends

We expect certain factors to affect our results of operations as compared to results reported through 2007. Some of these factors include:

• stabilizing our growth and expansion to match our contract delivery order requirements;

• the GDLS Subcontract, under which during 2007 we purchased vehicles produced by GDLS from GDLS at the same sales price at which we sold the vehicles to the U.S. military, resulting in a zero gross profit for such sales, and under which beginning in the second quarter of 2008, certain activities performed by GDLS result in a gross profit to us;

• additional partnering to increase our offerings in designing survivability solutions, gaining insight into customer needs and shifting away from manufacturing;

• costs of the Roxboro, North Carolina facility purchased in 2007 initially intended to be used to expand our manufacturing capacity that in the first quarter of 2008 was determined to be excess capacity and for which we began to develop a plan for alternative use for the facility and for which we incurred an impairment charge of $4.9 million; and

• potential additional business activities and full year carrying costs related to our 2007 purchase of a blast range and lease of a facility primarily for research and development activities and customer training.

Results of Operations

The following discussion and analysis is based on our unaudited condensed consolidated statements of operations, which reflect our results of operations for the three- and nine-month periods ended September 30, 2008 and 2007 as prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

The following table presents our results of operations for the three- and nine-month periods ended September 30, 2008 and 2007 as well as the percentage change from year to year.

	For the three months ended September 30,			For the nine months ended September 30,
(in thousands)	2008	2007	Percentage Change	2008	2007	Percentage Change
Net sales	$343,309	$206,794	66%	$1,087,273	$450,278	141%
Cost of sales	279,532	184,260	52%	947,814	387,475	145%
Gross profit	63,777	22,534	183%	139,459	62,803	122%
General and administrative expenses	27,817	21,708	28%	73,967	56,113	32%
Research and development expenses	4,306	2,344	84%	10,205	10,848	(6)%
Operating income (loss)	31,654	(1,518)	n/m	55,287	(4,158)	n/m
Other income, net	440	594	(26)%	1,411	3,488	(60)%
Interest expense	(2)	(55)	(96)%	(225)	(86)	162%
Income (loss) before income tax (expense) benefit	32,092	(979)	n/m	56,473	(756)	n/m
Income tax (expense) benefit	(12,185)	180	n/m	(21,262)	140	n/m
Net income (loss)	$19,907	$(799)	n/m	$35,211	$(616)	n/m

n/m – not meaningful

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2008 and 2007

Units sold

The following table presents our shipments for the three- and nine-month periods ended September 30, 2008 and 2007 as well as the percentage change from year to year.

	For the three months ended September 30,			For the nine months ended September 30,
(units sold)	2008	2007	Percentage Change	2008	2007	Percentage Change
Buffalo	22	21	5%	71	56	27%
Cougar (all variants)*	422	353	20%	1,740	647	169%
Total units sold	444	374	19%	1,811	703	158%

     * – Excludes Iraqi Light Armored Vehicles (“ILAV”) for which we act as a subcontractor to primarily provide labor only for a portion of the production of the vehicles. As a result, we have reduced the previously reported units sold for Cougar (all variants) and total units sold by zero and 99 units for the three and nine months ended September 30, 2007, respectively. Additionally, we have also reduced the previously reported units sold for Cougar (all variants) and total units sold by 22 and 5 units for the three months ended March 31, 2008 and June 30, 2008, respectively. These 2008 reductions are reflected in the amounts reported here for the nine months ended September 30, 2008.

The increase in vehicles sold for the three-month comparative periods is primarily due to a higher number of vehicles sold under foreign military sales programs of the DoD, primarily to the United Kingdom Ministry of Defence.  We expect to complete fulfillment of vehicles under the Cougar MRAP competitive contract in the fourth quarter of 2008, and we expect to continue to provide spare parts and logistics services under the contract. Of the vehicles sold for the three months ended September 30, 2008 and 2007, the vehicles sold under the MRAP program sole source and competitive contracts represent approximately 71% and 98%, respectively, of the total vehicles sold.

The increase in vehicles sold for the nine-month comparative periods is primarily due to vehicles sold pursuant to the sole source and competitive contracts awarded to us under the MRAP program.  Of the vehicles sold for the nine months ended September 30, 2008 and 2007, the vehicles sold under such contracts represent approximately 91% and 82%, respectively, of the total vehicles sold.

Net sales

The increase in net sales for the comparative periods is attributable to an increase in volume of vehicle deliveries, spare parts, logistics services (field service representatives and training), and other services (subcontract labor for a portion of the production of the ILAV). The mix of vehicles delivered and spare parts and logistics sales and the percentage change in the comparative periods are set forth in the following table:

	For the three months ended September 30,			For the nine months ended September 30,
			Percentage			Percentage
(in thousands)	2008	2007	Change	2008	2007	Change
Buffalo	$15,612	$15,676	(—)%	$49,272	$38,491	28%
Cougar (all variants)*	255,508	176,865	44%	882,066	348,017	153%
Spare parts and services	72,189	14,253	406%	155,935	63,770	145%
	$343,309	$206,794	66%	$1,087,273	$450,278	141%

     * –Revenue for the ILAV for which we act as a subcontractor to primarily provide labor only for a portion of the production of the vehicles is excluded from Cougar (all variants) revenue and included in spare parts, upgrades and services revenue. As a result, we have reclassified zero and $13.8 million from Cougar (all variants) to spare parts and services revenue for the three and nine months ended September 30, 2007. Additionally, we have reclassified $5.6 million and $468,000 for the three months ended March 31, 2008 and June 30, 2008, respectively. The 2008 reclassifications are reflected in the amounts reported here for the nine months ended September 30, 2008.

Cost of sales and Gross profit

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2008	2007	2008	2007
Cost of sales	$279,532	$184,260	$947,814	$387,475
Gross margin percentage	18.6%	10.9%	12.8%	13.9%

The gross margin percentage increased by 7.7 percentage points for the three months ended September 30, 2008, over the comparable 2007 period. The increase was primarily a result of several factors: (1) more higher profit margin sales of spare parts, training services and engineering changes versus vehicle sales; (2) higher unit prices on certain vehicle delivery orders as a result of lower quantities ordered; (3) MRAP Cougar production efficiencies achieved as we near the end of the production cycle versus the learning curve inefficiencies we faced at the beginning of the production cycle; and (4) material and freight cost reduction initiatives. These increases were partially offset by increased GDLS Subcontract activity, whereby we recognized minimal gross profit in 2008 and no gross profit in 2007 on vehicles produced by GDLS. The revenue on vehicles produced by GDLS totaled $106.9 million and $33.3 million for the three months ended September 30, 2008 and 2007, respectively. We also incurred a $3.9 million write-down of our raw material and supplies to their net realizable values during the three months ended September 30, 2008 that was mostly offset by the use in production of $3.5 million of parts that had been previously written down.

The gross margin percentage decreased by 1.1 percentage points for the nine months ended September 30, 2008, from the comparable 2007 period. The decrease was primarily a result of increased GDLS Subcontract activity, whereby we recognized minimal gross profit in 2008 and no gross profit in 2007 on vehicles produced by GDLS. The vehicles produced by GDLS totaled $446.6 million and $33.3 million for the nine months ended September 30, 2008 and 2007, respectively. This decrease was partially offset by several factors: (1) increased higher profit margin sales of spare parts, training services and engineering changes versus vehicle sales; (2) higher unit prices on certain vehicle delivery orders as a result of lower quantities ordered; (3) MRAP Cougar production efficiencies achieved as we near the end of the production cycle; and (4) material and freight cost reduction initiatives. In addition, we incurred a $7.7 million write-down of our raw material and supplies to their net realizable values in the first nine months of 2008 that was partially offset by the use in production of $3.5 million of parts that had been previously written down.

General and administrative expenses

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007

As a percentage of net sales	8.1%	10.5%	6.8%	12.5%

General and administrative expenses as a percentage of net sales decreased 2.4 percentage points and 5.7 percentage points for the three and nine months ended September 30, 2008, respectively, from the comparable 2007 periods primarily due to a significant increase in sales volume. The increase in general and administrative expenses for the three months ended September 30, 2008 compared to the 2007 period was primarily due to higher legal, accounting, auditing, and consulting fees, employee severance and higher depreciation expense. The nine-month period over period increase is related to a $4.9 million charge related to an impairment of certain Roxboro, North Carolina assets, a $1.5 million one-time contribution to the Medical University of South Carolina Foundation for brain trauma research, higher legal, accounting, auditing, and consulting fees, severance and higher depreciation.  These increases were partially offset by the absence of a liquidated damages charge totaling $830,000 and $7.5 million incurred in the three-and nine-month periods ended September 30, 2007, respectively, resulting from the delayed registration of a private placement of our equity.

Research and development expenses

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007

As a percentage of net sales	1.3%	1.1%	0.9%	2.4%

Research and development expenses increased as a percentage of net sales by 0.2 percentage points in the three months ended September 30, 2008 over the comparable 2007 period. The increase is primarily due to the development of an external ballistic protection module called Force ArmorTM and the Cougar Lightweight / Cougar Restricted Terrain vehicle.

Research and development expenses decreased as a percentage of net sales by 1.5 percentage points in the nine months ended September 30, 2008 from the comparable 2007 period. The decrease is primarily due to reduced Cheetah related expenditures and a significant increase in sales volume. The 2007 Cheetah expenditures included the procurement of materials to build a series of vehicles to conduct ongoing testing.

Other income

Other income decreased in the three and nine months ended September 30, 2008 from the comparable 2007 periods due to the lower interest income as a result of the decreased level of funds available for investing and decreased interest rates.

Interest expense

Interest expense decreased for the three months ended September 30, 2008 from the comparable 2007 period because there were no amendments to our line of credit during the three months ended September 30, 2008, and therefore no fees were incurred.

Interest expense increased for the nine months ended September 30, 2008 over the comparable 2007 period as a result of commitment fees related to the line of credit initially established on July 20, 2007 and amended and renewed during the first and second quarters of 2008.

Income tax expense

We recorded income tax expense for the three and nine months ended September 30, 2008 as a result of our pre-tax income.  The effective income tax expense rate for the nine months ended September 30, 2008 was approximately 38% compared to approximately 18% effective income tax benefit rate for the comparable 2007 period.  See Note 6, Income Taxes, in the accompanying unaudited condensed consolidated financial statements.

Net income

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share)	2008	2007	2008	2007
Net income (loss)	$19,907	$(799)	$35,211	$(616)
Diluted earnings (loss) per share	$0.29	$(0.01)	$0.51	$(0.01)

Net income for the three and nine months ended September 30, 2008 increased over the comparable 2007 periods primarily due to a higher amount of gross profit as a result of a higher volume of sales and a change in mix of revenue, partially offset by higher operating expenses and higher income tax expense.

Backlog

The following table sets forth the number of vehicles included in our backlog as of September 30, 2008, including vehicles to be manufactured by GDLS under the GDLS Subcontract.  The backlog shown in the following table is “funded” backlog, meaning that it reflects vehicles for which we have received orders and for which funding has been appropriated and authorized for expenditure by the applicable agency. We cannot assure you that we will deliver or sell all of the vehicles included in our backlog. See Part I, Item 1A, Risk Factors, included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Vehicle Funded Backlog as of September 30, 2008
Buffalo	7
Cougar MRAP Competitive*	116
Cougar (all other variants)**	212
TOTAL	335

     * – Refers to Cougar vehicles manufactured under the GDLS Subcontract pursuant to which we and GDLS fulfill the MRAP Competitive Agreement.

     ** – Excludes the ILAV for which we act as a subcontractor to primarily provide labor only for a portion of the production of the vehicles.

On October 20, 2008, TACOM awarded us an undefinitized contract modification for the delivery of 27 Buffalo vehicles.

Liquidity and Capital Resources

Our liquidity and available capital resources are impacted by operating, financing and investing activities.  Our principal sources of liquidity are cash on hand and cash from operations, primarily from the U.S. government.

Sources and Uses of Cash

Our primary sources of funding are cash flows from operations. Our funds were used primarily to fund working capital requirements and make capital expenditures. The following chart shows the cash flows provided by or used in operating, investing, and financing activities for the nine months ended September 30, 2008 and 2007:

	For the nine months ended September 30,
(in thousands)	2008	2007
Net cash used in operating activities	$(1,339)	$(39,887)
Net cash used in investing activities	(10,041)	(47,706)
Net cash (used in) provided by financing activities	(219)	3,548
Decrease in cash and cash equivalents	$(11,599)	$(84,045)

As of September 30, 2008 we had $79.4 million of cash and cash equivalents, a decrease from $91.0 million as of December 31, 2007, and an increase from $72.3 million at September 30, 2007.

Cash Flows from Operating Activities

Cash used in operating activities decreased by $38.5 million during the first nine months of 2008 compared with the first nine months of 2007 primarily due to higher net income. Working capital, excluding cash, increased $51.2 million during the first nine months of 2008. Changes in working capital, excluding cash, during the first nine months of 2008 include: (1) an increase in net accounts receivable of $77.3 million, resulting primarily from the timing of vehicle shipments (approximately one-half of total third quarter 2008 shipments occurred in the last month of the quarter) and a change in sales mix (a higher portion of vehicles sold in the third quarter of 2008 did not have advance payments); (2) a decrease in inventories of $34.8 million resulting from an increase in vehicle shipments, a decrease in the purchase of raw material and supplies related to the MRAP program as its production cycle nears the end, and the write-down of obsolete inventory; (3) a decrease in accounts payable of $21.4 million, reflecting an increase in payments to suppliers and a reduction in inventory purchases; (4) a decrease in advance payments on contracts of $30.5 million partially offset by a decrease in advances to subcontractor of $19.0 million, resulting from a reduction in the number of vehicles under contract for which we receive and make advance payments; (5) an increase in other current liabilities of $11.2 million, primarily the result of an increase in accrued income taxes resulting from increased earnings in 2008; and (6) a decrease of $13.0 million in other working capital components.

The cash used in operating activities during the first nine months of 2007 was primarily due to working capital usage increases to support the increased MRAP orders, partially offset by the receipt of performance-based payments under the MRAP program. Working capital usage increased $61.6 million (accounts receivable, inventories, and accounts payable) to support increased sale volumes. Advance payments on contracts increased due to the receipt of performance-based payments under the MRAP program.

Cash Flows from Investing Activities

Cash used in investing activities decreased by $37.7 million during the first nine months of 2008 compared with the first nine months of 2007. During the first nine months of 2008, we expended approximately $10.0 million primarily to substantially complete the expansion of our manufacturing capability and capacity that we began in 2007 and to upgrade our information technology infrastructure.  The majority of those expenditures were made in the first three months of 2008. We do not expect any major capital expenditures for the remainder of 2008.

During the first nine months of 2007, we purchased a research and test facility for $5.5 million, expended $4.1 million to acquire a logistics training facility, purchased land and a building in Roxboro, North Carolina that we intend to use for training and sustainment purposes for $3.5 million, and constructed a warehouse and an additional assembly line at our Ladson, South Carolina facility.

 Cash Flows from Financing Activities

Cash provided by financing activities decreased by $3.8 million during the first nine months of 2008 compared with the first nine months of 2007 due to no stock option exercises and a decrease in long-term liabilities of $219,000 in 2008.

Current Liquidity and Capital Resources

Our cash and cash equivalents as of September 30, 2008 were held for working capital purposes and were invested primarily in short-term United States Treasury bills and money market funds. We do not enter into investments for trading or speculative purposes.

During the first nine months of 2008, we expended approximately $10.0 million primarily to substantially complete the expansion of our manufacturing capability and capacity and to upgrade our information technology infrastructure.  We do not expect any major capital expenditures for the remainder of 2008.

The amount of capital that we will require depends on several factors, including without limitation, the extent and timing of sales of our products, performance based payments, inventory costs, costs of raw materials and components, labor costs, costs of improving our financial and accounting systems, the timing and costs associated with the expansion of our manufacturing, development, engineering and customer support capabilities, the timing and cost of our product development and enhancement activities and our operating results. We currently estimate that the cash flow that we anticipate will be generated by our business plus the $40 million available under our line of credit, which expires on April 30, 2010, will be sufficient to meet our presently budgeted capital expenditures and our other presently anticipated cash needs for the year ending December 31, 2009.  After that time, we expect that we may need to obtain additional sources of capital, which may include borrowings or the issuance of debt or equity securities, including common stock, and there can be no assurance that such financing will be available to us when we need it or, if available, that the terms of any such financing will be satisfactory to us and not dilutive to our shareholders. Any failure to obtain necessary capital as and when required could have a material adverse effect on our business, prospects, financial position, results of operations and cash flows.

Off-Balance Sheet Arrangements

In accordance with the definition under United States Securities and Exchange Commission (“SEC”) rules and regulations, the following qualify as off-balance sheet arrangements:

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

As of September 30, 2008, we do not have any obligation under certain guarantees or contracts as defined above.

As of September 30, 2008, we do not have any retained or contingent interest in assets as defined above.

As of September 30, 2008, we do not hold derivative financial instruments, as defined by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2008 and December 31, 2007, we were not involved in any unconsolidated SPE transactions.

Contractual Obligations

We have future obligations under various contracts relating to debt and interest payments, operating leases, and purchase obligations.  During the nine months ended September 30, 2008, there were no significant changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2007, except that our purchase obligations decreased to $98.4 million as of September 30, 2008, from $128.3 million at December 31, 2007. The purchase obligations at September 30, 2008 were primarily comprised of purchase orders related to orders for the MRAP Competitive Contract, and for Cougar Mastiffs and Ridgbacks pursuant to the DoD’s Foreign Military Sales United Kingdom contract.

Critical Accounting Policies and Estimates

For the period ended September 30, 2008, there have been no significant changes in critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on September 15, 2008.

New Accounting Pronouncements

For the period ended September 30, 2008, there have been no new accounting pronouncements since those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on September 15, 2008.

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

Foreign Currency

The majority of our business is denominated in U.S. dollars and, as such, movement in the foreign currency markets will have a minimal direct impact on our business.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the United States Securities Exchange Act of 1934, as amended (“Exchange Act”), is (1) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission (“SEC”) and (2) accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures were designed to provide reasonable assurance of achieving their control objectives.

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended September 30, 2008, members of our management, at the direction (and with the participation) of our chief executive officer and chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of September 30, 2008. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2008, because of the material weaknesses in our internal control over financial reporting discussed in the Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on September 15, 2008. Notwithstanding the material weaknesses described in the Annual Report on Form 10-K for the year ended December 31, 2007, our management has concluded that our unaudited condensed consolidated financial statements included in this report are fairly stated, in all material respects, in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

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

Efforts to strengthen accounting and finance department through additional professional staff.  We have hired a number of additional professional staff over the past several months with the skills and experience needed for a public company of our size and complexity, including an individual with expertise in and responsibility for government contract compliance. We will continue to seek to strengthen our accounting and finance department and strive to appropriately balance the allocation of full-time staff and consultants. As previously announced, in the second quarter of 2008 we hired Charles Mathis as our new Executive Vice President of Finance.  Effective October 1, 2008, Mr. Mathis was promoted to Chief Financial Officer. Additionally, in August 2008, we hired Amy Justis as our Vice President of Accounting and Corporate Controller. The development of adequate corporate level accounting and finance oversight is still ongoing. We are still recruiting accounting and finance personnel and do not yet have permanent resources in place sufficient to close our books without significant reliance on third-party contractors.

Use of outside consultants and advisors.  While we ultimately intend to reduce our reliance on outside consultants, for the near term we have engaged outside consultants and advisors to assist management in oversight and preparation of our financial statements, periodic reports filed with the SEC and related matters. We are also using outside consultants to function as our internal audit department and overseeing our Section 404 evaluation of internal control over financial reporting, which will include evaluating and recommending improvements in the existing internal controls at both the corporate and business group level and establishing a mechanism to monitor the effectiveness of internal controls on an ongoing basis. As we strengthen our accounting and finance department, we intend to transition more of these functions to full-time staff.

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

Enhanced efforts to identify non-routine transactions.  We have initiated daily meetings with executive leadership to identify non-routine transactions and their related accounting treatment at an early stage. Certain expenditure transactions require approval of the chief financial officer. Additionally, we have assigned finance professionals within each of the product lines.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Shareholder Class Action and Derivative Complaints

On March 10, 2008, the first of ten related class action lawsuits was filed against us and certain of our former and current board members or officers in the United States District Court for the District of South Carolina Charleston Division on behalf of a proposed class of investors who purchased or otherwise acquired our securities during the period between August 14, 2006 and February 29, 2008. The complaints seek class certification, and the allegations include but are not limited to allegations that the defendants violated the Exchange Act and made false or misleading public statements and/or omissions concerning our business, internal controls, and financial results. The plaintiffs assert that as a result of the defendants’ allegedly wrongful acts and omissions, members of the proposed class have suffered significant losses and damages. The individual class action lawsuits were consolidated on June 10, 2008 under caption ‘In Re Force Protection, Inc. Securities Litigation, Action No. 2:08-cv-845-CWH.’ On June 20, 2008 a group of investors were collectively appointed lead plaintiffs. Pursuant to the Court’s consolidation and scheduling order, the defendants need not respond to the individual complaints, but instead will respond to a consolidated complaint to be filed by the lead plaintiffs.

Between March 27, 2008 and May 28, 2008, various alleged shareholders filed derivative lawsuits against former and current officers or board members wherein the plaintiff shareholders are seeking damages and other relief for the benefit of the Company. The Company has been named a nominal defendant in each derivative lawsuit. Four (4) derivative lawsuits are pending in the United States District Court for the District of South Carolina Charleston Division; two (2) derivative lawsuits are pending in Charleston, South Carolina Circuit Court; and one (1) derivative lawsuit is pending in Clark County, Nevada District Court. The plaintiff shareholders’ allegations include, but are not limited to, allegations of breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment in connection with the Company’s public statements regarding its operations and financial results, internal controls, compensation of certain defendants, and alleged insider stock sales by certain defendants. In August 2008 and September 2008, the defendants filed motions to dismiss the derivative lawsuits pending in the Charleston, South Carolina Circuit Court and the Clark County, Nevada District Court. Those motions remained pending as of the date of this filing. Defendants’ obligations to respond to the complaints in the derivative lawsuits pending in the United States District Court for the District of South Carolina have been suspended pending a ruling on motions filed by certain plaintiffs seeking consolidation of the lawsuits and appointment of a lead plaintiff.

Other Disputes

On August 21, 2007, we filed suit against Protected Vehicles, Inc. (“PVI”) and Garth Barrett, Thomas Thebes, and Paul Palmer, three of PVI’s employees (all of whom were former employees of Force Protection) in the United States District Court for the District of South Carolina. In the complaint, we allege that the named defendants used our confidential information and trade secrets to create a competing business. We seek injunctive relief, unspecified damages, attorneys’ fees and costs. The defendants have answered our complaint and filed counterclaims against us. In their answers and counterclaims, the defendants allege, among other things, that we and several of our current and former officers and directors engaged in: certain transactions (including transactions with Force Protection) in which such officers and directors maintained a financial interest; backdating and certain other improper acts in connection with certain stock issuances; allegedly wrongful acts with respect to a procurement contract with a foreign government; and other transactions involving alleged self-dealing and engaged in certain allegedly retaliatory acts in connection with defendants’ prior attempts to bring such activities to the attention of the Company’s personnel or governmental agencies. Defendants seek unspecified monetary damages, attorneys’ fees and costs. On January 18, 2008, the district court entered an order staying the litigation in light of an involuntary bankruptcy petition filed on January 15, 2008, in the United States Bankruptcy Court for the District of South Carolina with respect to PVI. On February 5, 2008, PVI filed a voluntary Chapter 7 petition. On March 28, 2008, the Chapter 7 proceeding was converted to a Chapter 11 proceeding. On June 20, 2008, the Bankruptcy Court remanded the litigation back to the District Court, and on September 3, 2008, the bulk of PVI’s assets, including certain rights and liabilities with respect to our suit against it, were sold to a third party. On July 31, 2008, we settled our claim against Paul Palmer and we rehired him on October 13, 2008. We have amended the complaint to add the third party as a defendant to the suit; the defendants have reasserted their counterclaims in response to the amended complaint.

From February 2007 through October 2008, we received a total of 69 complaints from current and former employees filed with the United States Equal Employment Opportunity Commission alleging, among other things, race and/or gender discrimination. We have responded to the complaints as such responses have become due, and are investigating the allegations.

In early December 2007, we submitted a voluntary disclosure to the Directorate of Defense Trade Controls (“DDTC”) regarding the shipment of technical manuals, Cheetah spare parts, armored vest plates, parts not listed on our license and transfers of technical data to and by our vendors without proper authorization or identification of the appropriate exemption. On January 22, 2008, the DDTC requested additional information and documentation for each specific shipment of these items within sixty days. In addition, the DDTC directed us to undertake certain specific measures, including, but not limited to, that we hire a full time senior export control compliance officer, implement certain procedures, conduct comprehensive International Traffic in Arms Regulations (“ITAR”) training, immediately conduct a comprehensive export compliance audit, and institute a plan to conduct periodic audits of the export compliance program. On February 11, 2008, we provided DDTC with the job description for the Director of Export Controls, draft Export Controls Manual, ITAR presentation provided in new orientation training and the attendance logs for annual ITAR training provided to executives and other employees having ITAR responsibilities. On March 11, 2008, we provided DDTC with our draft audit plan and on June 2, 2008, we provide the final audit report. On July 14, 2008 we provided DDTC with supplemental information to our previous voluntary disclosure and other information identified in the audit. We have developed and implemented an Export Control Policies and Procedures Manual and ITAR Product Classification Guide, established an Export Control Council, and revised our Technology Control Plan and Code of Conduct and Ethics. As a result of the export compliance audit, we have identified additional unauthorized transfers internally at our facility and in support of U.S. operations in Iraq and Afghanistan as well as issues associated with the execution of our licenses and agreements. We have reported these matters to DDTC. On October 27, 2008, we received a letter from the DDTC advising that this voluntary disclosure has been closed without taking any civil penalties, but reserving the right to reopen if circumstances warrant.

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

On October 14, 2008, we settled a claim for $583,000 by several investors in connection with the conversion of their shares of our preferred stock and other damages relating to warrants the investors allege were granted but never distributed to them.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors set forth below in conjunction with the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on September 15, 2008 (“2007 Form 10-K”), which could materially affect our business, financial condition, future results of operations, and cash flows. The risks described below and in the 2007 Form 10-K are not the only risks facing Force Protection. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations, or cash flows.

Our business may be adversely affected by the recent downturns in the economy.

Recently, there has been a downturn in the economy due to a variety of financial conditions, including the sequential effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, volatile energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions could have an adverse impact on the automotive industry, particularly automotive suppliers and steel manufacturers. We cannot predict the timing or duration of the effects of these conditions on our business. These conditions make it difficult for our vendors and us to accurately forecast, plan and execute certain future business activities. If these conditions affect the ability of our vendors and subcontractors to perform, our business, financial condition, results of operations or cash flows may be materially adversely affected.

We have started production for certain of our products for which we have no orders. If we do not receive orders for those products, we may incur losses.

We are in the process of procuring materials and fabricating Buffalo and Cougar vehicles, as well as ForceArmorTM kits in our production facility and in subcontractors’ facilities in anticipation of future orders. In the event that we do not receive the anticipated orders, we may have excess inventory and incur losses, and, as a result, our business, financial condition, results of operations, or cash flows may be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following is an index of the exhibits included in this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger filed as Exhibit 2.1 to the Company’s Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.

3.1	Articles of Incorporation filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.

3.2	First Amended and Restated By-Laws of Force Protection, Inc., filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 26, 2008, is hereby incorporated by reference.

3.3	Certificate of Amendment to Articles of Incorporation filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.

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

10.1	Contract Modification under Contract No. M67854-07-D-5031 with the United States Marine Corps Systems Command, dated July 7, 2008. †*

10.2	Contract Modification under Contract No. M67854-07-D-5031 with the United States Marine Corps Systems Command, dated July 29, 2008. †*

10.3	Third Extension Amendment to Leases between Force Protection, Inc. and Aerospace/Defense, Inc. dated August 27, 2008. †

14.1	Force Protection, Inc. Restated Code of Ethics dated July 1, 2008, filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

(Exhibits marked with a (†) are filed electronically herewith.)

(Exhibits marked with an asterisk (*) have portions of the exhibit omitted pursuant to a confidential treatment request. This information has been filed or will be filed separately with the SEC.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORCE PROTECTION, INC. (Registrant)

Date: November 10, 2008	By:	/s/ MICHAEL MOODY
		Name:	Michael Moody
		Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: November 10, 2008	By:	/s/ CHARLES MATHIS
		Name:	Charles Mathis
		Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)