Form 10-K
period 2008-12-31
FORCE PROTECTION INC
filed 2009-03-26
CIK 1032863

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2008, computed by reference to the closing price for such stock on the Nasdaq Capital Market on such date, was approximately $146,570,000.

         The number of shares outstanding of the registrant's common stock as of March 20, 2009 was 69,289,762 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement relating to its 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

PART I

ITEM 1.    BUSINESS

        Force Protection, Inc. ("Force Protection", the "Company", "we", "our", or "us") is in the business of providing survivability solutions to support armed forces and security personnel in harm's way. We design, manufacture, test, deliver and support our blast- and ballistic-protected products to increase survivability of the users of our products. Our specialty vehicles, which we believe are at the forefront of blast- and ballistic-protected technology, are designed to protect their occupants from landmines, hostile fire, and improvised explosive devices ("IEDs"). In addition, we develop, manufacture, test, deliver and support products aimed at further enhancing the survivability of vehicles against additional threats. Our patented ForceArmor™ is designed to provide protection against explosively formed projectiles ("EFPs"). We are a key provider of the U.S. military's Mine Resistant Ambush Protected ("MRAP") vehicle program and have sold over 3,000 vehicles under this program. We also provide our Cougar Mastiff, Cougar Ridgback, Cougar Wolfhound, and Buffalo mine-protected vehicles to the United Kingdom Ministry of Defence. In total, across all vehicle programs we have sold approximately 4,000 vehicles.

        For the year ended December 31, 2008, we reported net sales of approximately $1.3 billion, up 49% from our net sales of approximately $891 million reported for the year ended December 31, 2007. During the period January 1, 2008 through December 31, 2008, we received orders for 474 vehicles. During this same period we delivered 2,067 vehicles under the MRAP and other blast- and ballistic-protected vehicle programs, including vehicles manufactured pursuant to the terms of our arrangement with General Dynamics Land Systems Inc. ("GDLS") (described further in this Item 1, Major Contracts below, under "MRAP Competitive Contract.") During the period January 1, 2007 through December 31, 2007, we delivered 1,558 vehicles under blast- and ballistic-protected vehicle programs. During the period January 1, 2008 through December 31, 2008, we delivered approximately $198 million in spare parts and approximately $56 million in training and field service support. In December 2008, we initiated our first deliveries of our ForceArmor™ kits.

Our Products

        All of our products are aimed at offering improved protection to personnel operating in areas posing threats of blast- or ballistic- attack. Since the early stages of Operation Iraqi Freedom and Operation Enduring Freedom, the U.S. military has sought a wheeled vehicle approach that balances three potentially competing operational or mission dynamics: (i) protection, which refers to the level of crew survivability against blast- and ballistic-attack; (ii) payload, which refers to the load that the vehicles can carry on board the platform, measured in units, such as crew members and cargo; and (iii) performance, which refers to a vehicle's automotive mobility, its ability to provide technological solutions to mission requirements, and its suitability for transportation in existing military aircraft and ships.

        We also currently offer ForceArmor™ as an external bolt-on solution, which provides state-of-the-art protection against attack by EFPs. ForceArmor™ is designed from commercially available materials that, when combined and packaged into a kit, offer lightweight solutions that can be tailored to bolt on to the outside of any military vehicle platform. It is a modular solution that enables unit commanders to rapidly install or remove the kit depending on the threat they face.

        We currently offer the following vehicle types aimed at fulfilling different operational or mission requirements:

  •
  the Buffalo platform;

  •
  the Cougar platform; and

  •
  the Cheetah platform.

        The Buffalo.    The Buffalo Mine Protected Clearance Vehicle ("MPCV"), with a gross vehicle weight of approximately 40 tons, is our largest vehicle and is designed primarily for use in conducting route clearance operations. During these operations, friendly forces patrol areas and routes of likely enemy IEDs and landmine activity searching for concealed explosive devices. The Buffalo has six wheels and is equipped with a hydraulic arm used to interrogate suspect devices while allowing the crew to disable or destroy the device from within the vehicle. The vehicle's capsule is blast-resistant, and the bottom of its passenger compartment is V-shaped (which we refer to as a "V-shaped hull") and is designed to deflect and dissipate the explosive blast from a landmine or IED away from the passenger compartment, thus helping protect the occupants from harm. With the Buffalo, we have been designated by the U.S. Marine Corps and U.S. Army as the sole-source supplier of vehicles for explosive ordnance disposal ("EOD"), including EOD vehicles that satisfy the Category III (as described in—Industry Overview and Force Protection Market Opportunity in this Annual Report on Form 10-K) requirements of the MRAP program and the Ground Standoff Mine Detection System ("GSTAMIDS") program. In addition to producing Buffalos for the U.S. military, we have delivered Buffalos to the following foreign customers through the Foreign Military Sales ("FMS") program of the United States Department of Defense ("DoD"): United Kingdom, France, and Italy. On February 21, 2008, we were awarded a contract through the DoD's FMS program to produce four Buffalos for the Italian military. On November 13, 2008, the Canadian military awarded us a contract for 14 vehicles, October 31, 2008, the United Kingdom Military of Defence awarded us a contract for 14 vehicles and on July 11, 2008, the French military awarded us a contract for five vehicles. In total, in 2008 we delivered 81 Buffalos to the U.S. Marine Corps, U.S. Army, French, Italian and United Kingdom customers for mine clearance in Iraq and Afghanistan.

        The Cougar.    The Cougar is a family of medium-sized blast- and ballistic-protected vehicles that can be supplied in 4-wheeled and 6-wheeled variants and in a variety of configurations for the wide range of missions performed by our customers. With a gross vehicle weight that ranges from 11 tons to 26 tons, depending on the variant, the operational applications of the Cougar include troop transport, command and control, route reconnaissance, convoy escort, and casualty evacuation capabilities. Similar to the Buffalo, the Cougar employs a V-shaped hull designed to deflect blast energy, along with a blast- and ballistic-protected steel passenger compartment. The Cougar family of vehicles offers our customers the ability to enhance the protection and payload offered to wheeled vehicle platforms, while still offering acceptable levels of performance. In comparison, armored combat platforms, such as main battle tanks and infantry fighting vehicles, offer substantial levels of protection but lesser relative levels of payload and performance. Light unarmored wheeled vehicles (e.g., utility vehicles such as the High Mobility Multi-Purpose Wheeled Vehicle ("HMMWV"), and other non-tactical wheeled vehicles used for supply and support functions which provide less protection) offer higher levels of performance but lower relative levels of protection. In addition to producing Cougars for the U.S. military, we manufacture several variants for U.S. foreign military allies, including the Canadian military, the Italian military, the United Kingdom Ministry of Defence and the Iraqi National Army.

  The Cougar variants:

          The Cougar Mastiff and Ridgback.    The Cougar Mastiff and Ridgback vehicles are part of the Cougar family of vehicles being produced and delivered to the United Kingdom Ministry of Defence through the DoD FMS program. The Cougar Mastiff is a 6-wheeled vehicle with a curb weight of approximately 18 tons offering a payload of roughly seven tons. The vehicle design is based on the Cougar MRAP 6-wheeled vehicle delivered to the U.S. military. It has the same engine, transmission, driveline and is the same length and width. The Mastiff has smooth sides and no crew cab side windows. The vehicle as delivered from Force Protection has base protection similar to the Cougar MRAP, and is final integrated with additional interior and exterior armor as well as the mission integration package in the United Kingdom. The Cougar Ridgback is a

  4-wheeled vehicle with a curb weight of approximately 14 tons offering a payload of roughly four tons. Similarly, the Cougar Ridgback vehicle design is based on the Cougar MRAP 4-wheeled vehicle. It also has smooth sides with no crew compartment side windows and no driver and co-driver doors. The same power plant and drive line that powers the Cougar MRAPs is in the Cougar Ridgback. It has blast- and ballistic-protection similar to the Cougar MRAP, and just like Mastiff the final integration occurs in the United Kingdom where it receives additional armor and its mission integration package. Since the program inception in mid-2006 through December 31, 2008, a total of 282 Cougar Mastiffs and 68 Cougar Ridgbacks were delivered. As of December 31, 2008, there were orders for 24 Cougar Mastiffs and 83 Cougar Ridgbacks in our funded backlog.

          The Cougar Wolfhound TSV.     The Cougar Wolfhound TSV ("TSV") is a 6-wheeled vehicle with a curb weight of approximately 21.5 tons offering a payload of roughly five tons. The vehicle design is based on the Cougar with a flat bed incorporated into the rear of the vehicle to allow for carrying of up to four NATO standard pallets or any other cargo. We developed this vehicle in response to a verbal request from the United Kingdom Ministry of Defence to provide a TSV that would allow supplies and support cargo to be delivered in forward battle areas while affording the crew the same basic protection of the Cougar. On December 14, 2008, we received a letter of commitment in the amount of $14 million from the United Kingdom Ministry of Defence to allow us to purchase long lead materials for 97 Wolfhound TSVs.

          Cougar Iraqi Light Armored Vehicle.     The Cougar Iraqi Light Armored Vehicle ("ILAV") is a 4-wheeled vehicle with a curb weight of approximately 11 tons. This vehicle was built to meet the specifications called for in the U.S. Army solicitation issued in April 2006. The ILAVs were being solicited to provide a mine protected capability to the Iraqi Army under a Foreign Military Sales case. Pursuant to a subcontract agreement with BAE Systems Land & Armaments L.P. ("BAE Systems"), we agreed to a workshare split with BAE Systems wherein we each manufacture half of the vehicles required and we provide all sustainment services for the fielded vehicles. BAE Systems secured the Indefinite Delivery/Indefinite Quality ("ID/IQ") contract and issued us a subcontract in May 2006. The contract, after modifications on June 30, 2008, allows the U.S. Army to order up to 1,602 ILAV vehicles. As of December 31, 2008, BAE Systems and Force Protection have delivered approximately 605 ILAVs, of which 168 were delivered in 2008. As a result, the U.S. Army may order up to an additional 997 vehicles through June 30, 2010 under this contract.

          Cougar Independent Suspension.     The Cougar Independent Suspension ("Cougar IS") is a 4-wheeled vehicle with a curb weight of approximately 15 tons, designed specifically to provide improved mobility through the use of an independent suspension, while maintaining original Cougar levels of survivability. It also incorporates all design improvements gathered from the original MRAP Cougars previously delivered. In addition, the Cougar IS incorporates internal and external automated fire suppression systems which enhances crew survivability by mitigating fire damage following enemy attack. We believe this vehicle provides a model to be used as the basis for a Cougar remanufacturing program that can allow for incorporation of all design improvements on to previously fielded Cougars.

        The Cheetah.    The Cheetah is a 4-wheeled vehicle with a curb weight of approximately eight tons, designed specifically for reconnaissance, forward command and control, and urban operations. The Cheetah provides performance levels similar to that of a light-wheeled vehicle, while providing protection levels similar to that of our heavier Cougar fleet and payload levels substantially higher than that of the wheeled vehicle fleet currently available to the military. For example, the Cheetah offers mobility comparable to the HMMWV, and is transportable in any transport aircraft in the military inventory, including the C-130 (a four engine turboprop transport aircraft), as well as externally by a variety of helicopters. We believe the Cheetah represents a significant evolution in blast- and ballistic-protected vehicles that may fill a void in vehicle platforms currently available to, and fielded by, the military, specifically the gap between light unarmored or even lightly armored wheeled vehicles and the fleet of MRAP vehicles. At present, we have not had any orders for the Cheetah, although on September 15, 2008, we submitted a response to the U.S. Army Tank-Automotive and Armaments Command ("TACOM") request for information seeking a lightweight vehicle providing MRAP levels of survivability with HMMWV levels of mobility.

  The Cheetah variants:

          The MRAP All Terrain Vehicle.     The original Cheetah vehicle provides for multiple seating configurations on a straight axle platform. The MRAP All Terrain Vehicle ("M-ATV") variant built off the Cheetah platform offers several significant changes from the basic Cheetah. It rides on an independent suspension providing for additional payload and improved off-road capability. The M-ATV variant is a bit roomier to provide for the additional payload and increased mission capability. Power management has been upgraded to support additional capability in command, control, situational awareness, and on-board health monitoring prognostication for the vehicle and its major sub-systems' performance. The M-ATV Cheetah has also been designed to carry ForceArmor™ for EFP protection and has been integrated with a Remote Weapons Station. On December 8, 2008, TACOM issued a Request for Proposal requesting M-ATV's. On February 23, 2009, in accordance with the terms of the solicitation, we delivered two production representative vehicles to Aberdeen Proving Grounds, Maryland, for the U.S. Army evaluation and testing under the M-ATV program. Subsequently, on March 11, 2009, we received a $1 million contract award for the purchase of these two production representative vehicles signaling our continued consideration in the M-ATV program competition.

        We also offer products and solutions which are aimed at enhancing the survivability of vehicles against further attacks, such as our Life Cycle Support and Armor Kit / ForceArmor™.

        Life Cycle Support.    The tenets of our Total Life Cycle Support business are to emphasize an early focus on ensuring a "design for support to support the design" approach is used for all of our vehicle platforms and includes spare parts, technical manuals and vehicle field service support. This translates into operational system effectiveness for our vehicles as we focus on managing the ten elements of logistics throughout our platform life cycles. These elements include: maintenance planning, manpower/personnel, supply support, support equipment, technical data, training/training support, packaging/handling/storage/transportation, facilities, computer resources support, and design interface. We have established a systems approach within the company to put equal emphasis not just on cost, schedule, and performance, but also on supportability. Our management philosophy ensures that processes and activities are in place to develop, produce, field, sustain, and recycle our vehicles, in accordance with our customer's life cycle model. Our goals are to ensure we provide effective, available, reliable, supportable, and maintainable vehicles, while minimizing life cycle cost.

        We offer ongoing life cycle support services in three areas: logistics engineering, acquisition logistics and operational logistics. That translates into spare parts, documentation, training, and maintenance for our fleet of vehicles. Based on current customer needs, we believe that we have a substantial business opportunity to provide life cycle support services to our existing and future fleet of vehicles. In addition, as the fleet ages, we have the opportunity to offer upgrades and system improvements for our fleet that are designed to further enhance the ease of use as well as the longevity of the vehicles. We believe this will continue to provide us with an ongoing market to sustain and improve our fleet through contractor logistical support, remanufacturing, data reporting, and retrofitting. We expect that our vehicles will remain in service for an extended life cycle during which, we intend to ensure supportability of the fleet. As of December 31, 2008, we had delivered support, via a deployed base of approximately 245 field trainers and service representatives, to an aggregate of approximately 4,000 vehicles across all of our programs.

        Armor Kit / ForceArmor™.    We offer an external ballistic protection module ("EBPM"), identified as ForceArmor™, that provides protection from EFPs. The EBPM package design has been tested and validated through the U.S. Army Aberdeen test center. The EBPM package can be readily installed and removed in the field allowing users to "scale" protection levels in response to likely enemy threats. As a result of its modularity, the EBPM package can also be retrofitted to our previously deployed vehicles as well as to wheeled vehicles manufactured by other companies. We provided ForceArmor™ kits for eight vehicles in 2008 and currently have orders for an additional 257 ForceArmor™ kits to be deployed on our 4x4 and 6x6 Cougar vehicles.

Vehicle Deliveries and Backlog

        The following tables set forth the number of vehicles delivered for the respective periods shown below and the total number of vehicles included in our backlog as of December 31, 2008, including vehicles manufactured or to be manufactured, as appropriate, by GDLS under the GDLS Subcontract. The backlog shown in the following table is "funded" backlog, meaning that it reflects vehicles for which we have received orders and for which funding has been appropriated and authorized for expenditure by the applicable agency. We cannot assure you that we will deliver or sell any of the vehicles included in our backlog. See Item 1A, Risk Factors in Part I of this Annual Report on Form 10-K for a discussion of the risk associated with backlog.

	Vehicle Deliveries
	2008	2007
Buffalo	81	85
Cougar MRAP (Competitive)*	1,724	1,165
Cougar (all other variants)	262	308	(a)

TOTAL	2,067	1,558	(a)

Vehicle Funded Backlog
As of December 31, 2008
Buffalo	69
Cougar MRAP (Competitive)*	5
Cougar Mastiff	24
Cougar Ridgback	83
Cougar (Canadian)	26
Cougar (other)	2

TOTAL	209

    *
    Refers to Cougar vehicles manufactured pursuant to our arrangement with GDLS, whereby we and GDLS fulfill the MRAP Competitive Contract. See the discussion of our subcontract with GDLS under the heading Major Contracts for more information.

    (a)
    Excludes ILAV vehicles, for which we act as a subcontractor to primarily provide labor only for a portion of the production of the vehicles. As a result, we have also reduced the previously reported units sold for Cougar (all other variants) and total units sold by 99 units for the year ended December 31, 2007.

Industry Overview and Force Protection Market Opportunity

        General.    We believe the world market for blast- and ballistic-protected military vehicles and other survivability solutions continues to grow. The global war on terrorism, especially in Iraq and Afghanistan, has confirmed that IEDs, roadside bombs and landmines pose a significant threat to military personnel and civilians. Landmines and IEDs have been used extensively by terrorists and insurgent groups in Iraq and other areas because of their highly effective nature and relatively low cost.

As vehicles are fielded with a specific level of protection, insurgent forces attempt to find alternative ways to conduct attacks. This will further evolve as better vehicular protection is designed and leads to potentially new threats (e.g., anti-personnel weapons, hand held EFPs) which will generate the need for an ever expanding field of survivability solutions.

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

        In late 2004, the U.S. military began acquiring modern blast- and ballistic-resistant wheeled vehicles in order to counter the effect of IED attacks on friendly forces conducting missions in Iraq and Afghanistan. These missions have often involved the use of lightweight wheeled utility vehicles, including the HMMWV. The HMMWV, however, was not designed to sustain high powered explosive blasts and is vulnerable to enemy fire. In response to the increasing number of casualties from IEDs and other explosive devices sustained during Operation Enduring Freedom in Afghanistan and Operation Iraqi Freedom, the U.S. military sought to increase the armor and blast protection of many of its wheeled vehicles, including the HMMWV, by retrofitting them with heavy armor. However, retrofitting heavy armor onto the bodies of these normally lightly armored vehicles is costly, and the added weight both increases mechanical wear and reduces the payload of the vehicles. We developed and delivered Buffalos and Cougars in response to the U.S. military demand.

        MRAP Vehicle Program.    In 2006, the U.S. effort to acquire blast- and ballistic-protected vehicles evolved into the establishment of the MRAP Program. The DoD accelerated the pace of contract awards under this program in early 2007, and on May 2, 2007, the Secretary of Defense, Robert Gates, directed that the MRAP program be considered the highest priority DoD acquisition program. In June 2007, Secretary of Defense Gates provided the MRAP program with the highest priority access to components and materials among all defense acquisition programs and assigned the MRAP program a DX rating, which is the highest priority rating under the DoD Priorities and Allocation System. On June 9, 2008, a Congressional Research Service report on the MRAP program identified that the Joint Requirements Oversight Council ("JROC") in September 2007 had approved the procurement of a total of 15,374 MRAP vehicles. This same report noted, however, that the JROC "suggested that these numbers could change, based on assessment of commanders." According to a report dated July 15, 2008, from the GAO, the DoD had placed orders for 14,173 MRAP Category I and Category II vehicles with five suppliers, of which we received orders for 2,894 vehicles. As a result, we estimate that as of December 31, 2008, the U.S. military would have been permitted to order approximately 1,200 additional vehicles under the MRAP program. According to that same GAO report, the DoD has appropriated more than $22 billion to acquire MRAP vehicles. As a result and based on expanded operations into the Afghanistan theater of operations, we believe there is potential for additional MRAP vehicles to be approved for procurement by the U.S. Military under the MRAP program. The U.S. Marine Corps has fielded over 3,000 Cougars under the MRAP program. This represents an opportunity to incorporate valued technology and capability updates while resetting the vehicle's service life. As a further extension of the MRAP program, on December 8, 2008, the U.S. government issued a full-and-open competition solicitation for an M-ATV calling for up to 10,000 vehicles providing MRAP levels of survivability and HMMWV levels of mobility (see the M-ATV program discussion below).

        The U.S. Marine Corps established a Joint Program Office in 2007 to manage the MRAP program for all branches of the U.S. military and, as part of that program, continues to procure wheeled vehicles that offer more effective blast protection for the military personnel of the U.S. armed forces. The MRAP program specifies three categories of vehicles, as outlined in the table below. The table also indicates which of our vehicles satisfy the criteria for each of these categories.

Vehicle Type	Description	Force Protection Vehicle
Category I	Transports no less than six persons and must be suitable for urban operations	Cougar (4-wheeled variant)
Category II	Transports no less than ten persons and has multi-mission purposes including troop transport, command and control and route reconnaissance	Cougar Lightweight / Cougar Restricted Terrain Cougar (6-wheeled variant)
Category III	Transports no less than six persons and is designed to conduct EOD and route clearance missions	Buffalo

        We have received two contracts under the MRAP program. In November 2006, the U.S. Marine Corps awarded a sole-source contract to us for Category II Cougar 6x6 vehicles and Category III Buffalo vehicles, which as of December 31, 2008, were for an aggregate of 200 Cougars and 91 Buffalos. In January 2007, the U.S. Marine Corps awarded us a competitive contract for Category I and Category II vehicles. This contract allows the U.S. government to acquire up to 20,500 vehicles over a 5-year period. As of December 31, 2008, the U.S. Marine Corps, under this competitive contract placed with us 10 delivery orders for a total of 2,009 Category I vehicles and 885 Category II vehicles.

        M-ATV Program.    On December 8, 2008, the MRAP Joint Program Office issued a competitive Request for Proposal ("RFP"), named the M-ATV through which the U.S. government is seeking a vehicle solution that provides MRAP levels of survivability with HMMWV-style mobility. On January 12, 2009, Force Dynamics, LLC, our joint venture with GDLS, submitted a proposal to this RFP offering the Cheetah M-ATV as a solution. On February 23, 2009, in accordance with the terms of the solicitation, we delivered two production representative vehicles to Aberdeen Proving Grounds, Maryland, for the U.S. Army evaluation and testing under the M-ATV program. Subsequently, on March 11, 2009, we received a $1 million contract award for the purchase of these two production representative vehicles signaling our continued consideration in the M-ATV program competition.

        Our proposed M-ATV vehicle solution incorporates ForceArmor™ in response to requested EFP protection. Further, we believe that two M-ATV vehicle proposals by our competitors also incorporated ForceArmor™ in their response to the same requirement.

        Joint Light Tactical Vehicle Program.    Under the Joint Light Tactical Vehicle ("JLTV") program, the U.S. military is seeking a family of vehicles that fulfill mission role gaps identified from the current HMMWV program. The JLTV program specifies three categories of vehicles based on payload. The performance, protection and physical characteristics of these vehicle categories are tailored to fulfill the specified mission roles these vehicles will be required to execute. On July 9, 2008, a briefing by the Army staff on the U.S. Army and U.S. Marine Corps Tactical Wheeled Vehicle fleet strategy indicated that the demand for new light tactical vehicles is approximately 160,000 vehicles between the U.S. Army and the U.S. Marine Corps. The U.S. Army's 2007 light tactical wheeled vehicle budget states that following further development and testing, the DoD intends to replace portions of the HMMWV fleet with a new fleet of vehicles under the JLTV program. The JLTV program is expected to require vehicles to balance increased levels of protection and survivability with mobility and transportability requirements. This same briefing indicates that the U.S. Army will spend an estimated $1 to $6 billion per year on the JLTV program. On February 5, 2008, we entered into an exclusive teaming agreement with DRS Technologies, Inc. ("DRS"), whereby DRS will serve as prime contractor and we will serve as a subcontractor for awards under the JLTV program. On April 14, 2008, we submitted the Cheetah for consideration under the JLTV program as subcontractor to DRS. On August 14, 2008, we were informed that we were no longer in consideration for the JLTV program Milestone A (Technology Demonstration Phase). We will continue to pursue opportunities on the JLTV program by working with Milestone A vendors to determine whether there are potential fits for Force Protection technology (e.g., ForceArmor™). In addition, we will continue to monitor the JLTV program as it transitions from Milestone A to Milestone B (System Development Phase) in fiscal years 2010 to 2011 with a view to reentering the competition.

        GSTAMIDS Program.    The GSTAMIDS program is aimed at fielding newly established "Route Clearance Companies" for the purposes of conducting IED clearing operations to eliminate IED threats to friendly force mobility. With the Buffalo, we have been designated by the U.S. Army and U.S. Marine Corps as the sole-source supplier of vehicles for EOD, including EOD vehicles that satisfy the Category III requirements of the MRAP program, for the Joint Program Officer of MARSYSCOM, and the Route Clearance vehicles requirements under the GSTAMIDS for TACOM.

        FMS Program.    The DoD established the FMS program to manage government-to-government purchases of weapons and other defense articles, defense services, and military training. A foreign military buying weapons through the FMS program does not contract directly with the company that makes them. Instead, the DoD serves as an intermediary, usually handling procurement, logistics and delivery. In 2006, we entered into a subcontract with BAE Systems to provide Cougar ILAV vehicles for the Iraqi National Army. In 2007 and 2008, we entered into contracts with the DoD to provide Buffalo and Cougar vehicles to the Canadian Ministry of Defence through the FMS program. In 2008, we entered into contracts with the DoD to provide Buffalo and Cougar vehicles to the Italian Ministry of Defence, and Cougar Mastiff and Ridgbacks, as well as Buffalo vehicles, to the United Kingdom Ministry of Defence and French military through the FMS program. A May 2008 briefing by United Kingdom Ministry of Defence indicated that it is considering making its Cougar Mastiff and Cougar Ridgback fleets a long-term component in the United Kingdom Ministry of Defence. The original vision for the Cougar Mastiffs had been a stopgap program under which the vehicles were likely to be disposed of at the end of the combat deployments in Iraq and Afghanistan. As a result of the successful performance the United Kingdom experienced in combat, it decided to retain the vehicles and expand its fleet in order to maintain this capability within the United Kingdom Ministry of Defence for a longer term. It is our belief this decision will provide ongoing opportunities for sustainment and upgrade of the Cougar fleet in the United Kingdom.

        Other Opportunities.    Many countries have buried landmines as a result of their use as a defensive tactic in areas of enemy egress during the Cold War and in third-world civil- and international-warfare during the 1980's and 1990's. More recently, it is armed groups that place mines in more countries than government forces, and insurgent and rebel groups are using IEDs in increasing numbers. According to the 2008 Landmine Monitor Report, at least 70 countries and six areas not internationally recognized are believed to be landmine-affected. Additionally, in 2007 and 2008, clearance operations indicated that at least 25 states and three areas not internationally recognized have submunitions on their territory. As a result, humanitarian de-mining operations may become a potential market for our products in order to enable nations to safely clear their land of buried landmines.

Business Strengths

        Survivability Performance.    Our Buffalo and Cougar blast- and ballistic-protected vehicles have been deployed with the U.S. and allied forces in Iraq and Afghanistan since 2004. We believe our vehicles are the most survivable and sustainable wheeled vehicles on the battlefield. According to our internal data, as of December 31, 2008, our vehicles have logged in excess of 600,000 days in combat operations and sustained in excess of 3,000 IED and landmine blasts during the course of their active duty. The advanced design and engineering incorporated into our vehicles increases the survivability rate of vehicle occupants in conflict with a hostile force. In addition, the structural integrity of the passenger compartment and our use of readily-available automotive parts help our vehicles to be quickly repaired and returned to duty after sustaining damage from an attack. As a result, our field data indicates over 99% of our vehicles delivered since 2004 are still in operation, and the U.S. military reports operational availability for those vehicles in excess of 90%.

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

        Sustainability.    Our Buffalo and Cougar vehicles are designed to be sustainable. Ease of maintenance is a hallmark of the design such that the vehicle can endure a blast event and be repaired quickly to be ready to serve once again. Repairs are made using common tools with little need for any specialized tooling. On-board diagnostics aid the maintainer in making quick repairs. Storage and payload capacity for both the Buffalo and Cougar vehicles facilitate field repairs when needed. Our vehicles are constructed using common parts and off the shelf products to promote availability of spare parts. Additionally, the parts and material selected for these vehicles have a proven history of reliability and availability over the vehicle life cycle. Technical documentation is fully illustrated and easy to follow, which simplifies the operation and maintenance training. Thoughtful design of man-machine interfaces has minimized complexity for both the operator and the maintainer. We continuously refine our support services for our customers' training, field support, and parts distribution needs.

        Proprietary Technology and Commitment to Research and Development.    Our proprietary designs are derived from concepts that were initially developed outside the United States over 30 years ago to protect vehicle occupants against the threat of landmines and unexploded ordnance. We have continuously improved upon our proprietary designs through internally funded research, development and testing. For example, ForceArmor™ was developed in response to a need to counter EFP attacks experienced in Iraq and Afghanistan. We actively seek to protect our designs through our intellectual property rights. We believe our focus in these areas enables us to remain flexible in our design processes and improve our vehicle sustainability and performance.

        Demonstrated Ability to Anticipate Customer Requirements.    As one of the first U.S.-based manufacturers of the current generation of blast- and ballistic-protected vehicles, we believe we are a leader in technological innovation in this industry. Our expertise enables us to produce a range of vehicles that serve a variety of missions, and are capable of withstanding increasingly violent attacks from a constantly evolving threat. We believe we will continue to be able to proactively anticipate the needs of our customers and manufacture vehicles that exceed their operational requirements. For example, we initiated the design and testing of our Cheetah vehicle in 2005, two years prior to the official request by the U.S. military for a higher-mobility blast-resistant wheeled vehicle under the MRAP II solicitation in July 2007. In addition, we started the development of the ForceArmor™/EFP program in 2006, two years prior to the official request by the U.S. Marine Corps for an exterior armor kit to be added to the MRAP vehicles.

        Strong Customer Relationships.    We have generated substantially all of our revenue from sales to the DoD. As a result, we have developed strong relationships with the U.S. Marine Corps, the United Kingdom Ministry of Defence, and other U.S. military branches and foreign military allies of the U.S. We believe that these relationships and the performance of our vehicles in the conflicts in Iraq and Afghanistan will provide us with a significant advantage as we compete for future government contracts. In addition, our Buffalo has been designated as a U.S. Army "Program of Record." In an effort to further enhance our customer relationships, we have located business development representatives near TACOM and the U.S. Marine Corps Systems Command facilities to service their requirements.

        Experienced Management Team.    Our success is due in large part to the broad experience and knowledge of our management team and key personnel. Our executive management team has expertise in automotive engineering, manufacturing and government contracting, and brings to the organization extensive knowledge of our customers. In order to keep pace with the growth of our business, we have recently strengthened our management team through the addition of several key personnel in the areas of finance, export compliance, engineering and total life cycle support and we will continue to add personnel in key positions based on our business needs.

Business Strategy

        Our business strategy is built around three main imperatives: first, constant focus on innovation and the introduction of new survivability products and solutions; second, expand our customer base; and third, procure contracts for sustainment services of our fleet of vehicles across all customers. Specific components of the strategy include the following:

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

        Expand Our Total Life Cycle Support Footprint.    We are experiencing an increase in the portion of our revenues generated by the sale of aftermarket and support services, such as spare parts, field service, technical documentation, and training, for our growing fleet of deployed vehicles. Due to the nature of their mission, we expect a significant number of our vehicles will need to be supported, serviced or repaired either in the field, at a depot, or upon return from combat operations. We intend to continue to increase our life cycle support footprint domestically and globally.

        Focus on Core Competencies.    We are making investments in mainstream and "newstream" innovation capabilities. Mainstream refers to our ability to maintain, improve and evolve our current vehicle platforms with a focus on survivability, sustainability and availability. Mainstream also refers to our ability to understand our current customer's evolving operational needs and to provide whole-system solutions beyond standard vehicle platforms to meet these requirements. "Newstream" refers to our ability to innovate new survivability solutions outside our core vehicle platform base. Our new ForceArmor™ EFP protection is an example of this effort.

        Leverage Key Relationships to Grow our Business.    We have developed strong relationships with the U.S. Marine Corps, the United Kingdom Ministry of Defence, domestic and certain other foreign military customers. We hired a full-time representative at TACOM to further improve upon our relationship with the U.S. Army. In addition, we placed a full-time representative at Marine Corps Base Quantico, Virginia to ensure we maintain our close relationship with the Marine Corps. We believe that these relationships and the performance of our vehicles in the conflicts in Iraq and Afghanistan will give us an advantage as we compete for future government contracts. In addition, we have established business relationships with several large companies in the defense industry, including GDLS, BAE Systems, Raytheon Technical Services Company, DRS, and Oshkosh Truck Corporation. We believe that these commercial relationships will provide us with an advantage by enabling us to pursue opportunities maximizing our core expertise and skills in a complementary fashion with our partners.

        Develop and Expand Strategic Partnerships.    We believe that combining our strengths and products with the strengths of other strategic partners will enable us to realize greater and manageable growth in our markets. We plan on developing new ventures and expanding existing partnerships to develop our vehicles. In addition, in furtherance of our relationship with GDLS, in December 2008, our Cheetah was submitted in response to the U.S. Army's M-ATV solicitation by Force Dynamics, LLC.

Customer Activity

        Our primary customer is the DoD through which we directly and indirectly service U.S. military branches (primarily, the U.S. Army and the U.S. Marine Corps) and indirectly service foreign military allies of the U.S. through the DoD's FMS program. In 2008, our sales to the DoD's FMS program represented approximately 9.9% of all of our sales. We have field service representatives deployed in Iraq, Afghanistan and the United Kingdom to provide customer support of our direct and indirect DoD arrangements.

        The following table sets forth the number of vehicles we sold in the respective periods shown below, including Cougar MRAP (Competitive) vehicles manufactured by GDLS under our GDLS Subcontract.

Vehicle	2008	2007	2006
Buffalo	81	85	28
Cougar JERRV	—	25	169
Cougar MRAP (Sole Source)	—	200	—
Cougar MRAP (Competitive)	1,724	1,165	—
Cougar Italy	6	—	—
Cougar Mastiff (United Kingdom Ministry of Defence)	174	78	30
Cougar (United Kingdom Ministry of Defence)	6	—	—
Cougar Ridgback (United Kingdom Ministry of Defence)	68	—	—
Cougar Canada	8	5	—

Total	2,067	1,558	227

        In addition, we sold 102 Cougar ILAVs in the year ended December 31, 2008, 99 Cougar ILAV's in the year ended December 31, 2007 and 58 Cougar ILAVs in the year ended December 31, 2006 pursuant to our subcontract with BAE Systems, for which we primarily provide only labor for a portion of the production of the vehicles.

Competitive Positioning

        We are subject to significant competition from companies that market and manufacture armored vehicles, as well as other companies that supply spare parts for armored vehicles and sustainment. This competition could harm our ability to win business and increase the price pressure on our products. The companies we compete against include large, multinational vehicle, defense and aerospace firms such as BAE Systems Land & Armaments, L.P. , Textron Inc., Navistar Defense (formerly known as International Military and Government) LLC, a subsidiary of Navistar International Corporation, Oshkosh Corporation, Mantech Services (UK) Ltd., Raytheon Company, NP Aerospace and GDLS. Most of our competitors have considerably greater financial, marketing and technological resources than we do, which may make it difficult for us to win new contracts, and we may not be able to compete successfully. Certain competitors operate fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion, manufacturing and sale of their products.

        We believe our competitive advantages include:

  •
  The level of blast- and ballistic-protection incorporated into our vehicles, which increases the survivability of the occupants and repairability of the vehicles;

  •
  The fact that our vehicles are currently deployed in Iraq and Afghanistan and have a well-established track record of performance since 2004;

  •
  Our ability to innovate survivability solutions to defeat new and emerging threats of attack;

  •
  Our ability to innovate lightweight, mobile blast- and ballistic-protected vehicles to anticipate and meet developing customer requirements;

  •
  The fact that our vehicles use many off-the-shelf automotive components that facilitate service or maintenance and repair; and

  •
  The prior testing and acceptance of our Buffalo, Cougar, and Cheetah vehicles, as well as our ForceArmor™ EFP kits by the U.S. military.

        We believe our products are superior to many other wheeled vehicles currently in use by the U.S. military in terms of mine- and blast- protection because of its survivability and repairability. Existing U.S. wheeled military vehicles include HMMWV and other non-armored utility support vehicles. U.S. military tracked vehicles (meaning that they have treads instead of wheels) include heavyweight troop transport and offensive armor such as the Bradley Fighting Vehicle ("Bradley"), and the M1A1 Abrams Tank ("Abrams"). The lightly armored and un-armored HMMWV and other wheeled vehicles can be subject to attacks and efforts to "up-armor" these vehicles have not been completely successful due to the costs associated with retrofitting armor onto the bodies of the vehicles and the increased mechanical wear caused by the weight of the armor. Conventional tracked armored vehicles such as the Bradley and the Abrams offer protection from blast- and ballistic- threats, but are expensive, require substantial resources to maintain, are large and can be difficult to maneuver in urban environments and may not be well-suited to peace-keeping missions due to their intimidating offensive weapon systems.

Company History

        We were organized under the laws of the State of Colorado in November 1996 as Boulder Capital Opportunities III, Inc., a blank check corporation. In 1998, we acquired Sonic Jet Performance, LLC, a California limited liability company engaged in the business of producing and marketing recreational boats, jet boats, trailers, and related accessories. In November 1998, we changed our name to Sonic Jet Performance, Inc. In 2000 and 2001, we emphasized building recreational boats and, in 2002, we relocated our corporate headquarters, assembly, and prototyping facility to Stanton, California and shifted our focus to the design and production of fire and rescue boats.

        In June 2002, we acquired a 90% interest in Technical Solutions Group, Inc., a development stage manufacturer of blast- and ballistic-protected vehicles based in Charleston, South Carolina. Technical Solutions Group, Inc. was originally formed in 1997 as a Nevada corporation. We subsequently increased our ownership interest in Technical Solutions Group, Inc. to 100%.

        The acquisition of Technical Solutions Group, Inc. shifted our principal focus from our then existing watercraft business to the production of mine clearing and armored vehicles. We sold the assets of our watercraft business in 2003, and we moved our corporate headquarters to South Carolina to utilize the office and manufacturing space previously used by Technical Solutions Group, Inc. on the grounds of the former Navy Shipyard in Charleston, South Carolina. On October 15, 2003, we moved our headquarters to our current location in Ladson, South Carolina. In September 2003, we changed our name to "Force Protection, Inc." to reflect our primary focus on producing and manufacturing protected and armored vehicles. In January 2005, we reincorporated from the State of Colorado to the State of Nevada. We became listed on the Nasdaq Capital Market in January 2007.

Major Contracts

        Since January 1, 2006, we have secured over $2.5 billion of orders in the global military market. The major military contracts that we have secured since January 1, 2006 include the following, which are further described below:

  •
  The U.S. Marine Corps awarded us a competitive contract under the MRAP program for our Cougar vehicles ("MRAP Competitive Contract").

  •
  The United Kingdom Ministry of Defence awarded us contracts under the DoD's FMS program for our Mastiff Protected Patrol Vehicles, a Cougar 6x6 variant, our Ridgback, a Cougar 4x4 vehicle and Buffalo vehicles ("FMS UK Contract").

  •
  We entered into a subcontract ("BAE Subcontract") with BAE Systems Land & Armaments L.P. for manufacture and provision of sustainment support (spare parts and training and field service support) for ILAV, a Cougar variant. This subcontract was pursuant to a prime contract awarded to BAE Systems by the U.S. Army under the DoD's FMS program.

  •
  We were awarded contracts by the U.S. Marine Corps for our ForceArmor™ kits ("ForceArmor™ Contract").

        MRAP Competitive Contract.    This is our largest contract for our Cougar vehicles which was competitively bid and awarded to us in January of 2007. It is an ID/IQ contract that allows the U.S. government to order up to a maximum of 4,100 MRAP vehicles per year over a five-year period. We fulfill this contract with GDLS through the GDLS Subcontract described below.

        During 2007 and 2008, we delivered 1,165 and 1,724 vehicles, respectively, under the MRAP Competitive Contract. As of December 31, 2008, we had outstanding orders for five vehicles. The total awarded value of this contract from inception through December 31, 2008, is approximately $1.9 billion (a portion of which is subject to price definitization (see the discussion under the heading Government Contracts and Regulations below for a further description of price definitization)) of which approximately $957 million of the work has been or will be provided by GDLS under the terms of the Workshare Agreement described below.

        On September 10, 2007, we entered into a subcontract with GDLS (the "GDLS Subcontract") pursuant to which GDLS performs approximately 50% of the work under the MRAP Competitive Contract for vehicle manufacturing and life cycle support based on revenues. We previously entered into a joint venture with GDLS on December 15, 2006 ("Workshare Agreement") pursuant to which we and GDLS would fulfill the obligations of the MRAP Competitive Contract. We formed a Delaware limited liability company, Force Dynamics, LLC ("Force Dynamics"), to govern the terms of the joint venture. However, the MRAP Competitive Contract was awarded to us and not to Force Dynamics or GDLS. We have attempted to transfer this contract to Force Dynamics, although the U.S. government has not yet agreed to the transfer.

        FMS UK Contracts.    On February 21, 2008, we received an order from the United Kingdom Ministry of Defence for the purchase of 174 Cougar Explosive Ordnance Disposal Vehicles, known as Mastiff Protected Patrol Vehicles ("Cougar Mastiffs"), a Cougar 6x6 variant through the DoD's FMS program. During 2008, this order was further modified to add 24 more Cougar Mastiffs. On May 2, 2008, the order was modified to add the purchase of 151 Cougar 4x4 Ridgback variants through the DoD FMS program. On October 31, 2008, the order was further modified to add the purchase of 14 Buffalo vehicles under the United Kingdom Talisman project. All of the United Kingdom Ministry of Defence orders include associated spare parts, technical manuals and field service support.

        During 2008, we delivered 174 Cougar Mastiffs, 68 Cougar Ridgbacks, six Cougar 4x4 variants and two Buffalos under the FMS UK Contract. As of December 31, 2008, we had outstanding orders for 119 vehicles. This contract is administered by the U.S. Marine Corps Systems Command and some of the 2008 orders are subject to price definitization. The total awarded value of this contract from inception to December 31, 2008, is approximately $307 million.

        BAE Subcontract.    On May 30, 2006, TACOM awarded BAE Systems a delivery order in the amount of $180.5 million as part of a fixed-price contract for the production and delivery of 378 ILAVs to the Iraqi National Army ("BAE Agreement"). On August 8, 2006, we entered into a subcontract with BAE pursuant to which we serve as BAE Systems' principal subcontractor to provide the manpower and other resources needed to produce 50% of the vehicles and 100% of the life cycle support.

        On June 30, 2008, the BAE Subcontract was amended to allow for the purchase of up to 1,602 vehicles and life cycle support services through June 30, 2010. The total value of orders awarded to us by BAE Systems under this subcontract from inception to December 31, 2008, is approximately $75.1 million.

        ForceArmor™ Contract.    In December 2008, the U.S. Marine Corps awarded us several orders for our EBPM products, also known as our ForceArmor™. These undefinitized contract modifications have an aggregate value of approximately $40.5 million, with a funding limitation and current expenditure authorization not to exceed approximately $30.5 million.

Production

        The key components of our manufacturing process are the following:

  •
  We utilize proprietary technology to design and manufacture blast- and ballistic-protected vehicle passenger compartments, which we sometimes refer to as "capsules," that are designed to be capable of withstanding the explosive effects of most landmines, IEDs and other blast threats encountered in wars, insurgency and urban conflicts;

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

  •
  We utilize partners and subcontractors, including GDLS, to expand our capacity and capabilities to meet customer specifications, standards and delivery schedules at anticipated costs; and

  •
  We source steel and other raw material from various key vendors in the United States and overseas, and secure our automotive components from a variety of U.S. suppliers (including Caterpillar, Marmon-Herrington, Axle Tech International, and Allison Transmission) and in

    certain cases, from foreign suppliers. Whereas we have previously obtained all of the steel for Buffalo vehicles from foreign suppliers, our next generation Buffalos, currently in production, are constructed of domestic steel. All of our other vehicles are also constructed of domestic steel.

Sales and Marketing

        Our employees, including senior management and our vice presidents of marketing and business development conduct our primary sales and marketing efforts. Apart from our senior management, our primary sales staff consists of employees or agents, who reside in South Carolina, Michigan, Virginia and Connecticut. We also have consultants and representatives in South Africa, United Kingdom, Turkey, Japan, Poland, Colombia, Hungary, the Kingdom of Saudi Arabia, Kuwait, the United Arab Emirates, Australia and Greece. These representatives facilitate our business development activities in their respective countries and serve as local subject matter experts in helping us to better understand local requirements and practices in our efforts to establish markets overseas.

        We actively participate in trade shows involving countermine operations and technology, military vehicles, law enforcement technology and military force protection, including the Association of the U.S. Army Annual Meeting and Winter Symposium; Modern Marine Expo; and Tactical Wheeled Vehicle conferences. In addition we participate in overseas shows in France; the United Arab Emirates and England.

Sales to the U.S. Government

        For each of 2008, 2007 and 2006, substantially all of our net sales were derived from work performed directly or indirectly under U.S. government contracts.

Government Contracts and Regulation

        We are a DoD contractor that delivers products and services to the U.S. military. The U.S. government contracting process differs in many ways from commercial contracting, and involves a high degree of federal government regulation and oversight of the programs in which we participate. As a result, we are subject to extensive regulations and requirements of the U.S. government agencies and entities that govern these programs, including award, administration and performance of contracts. We are also subject to certain unique business risks associated with the U.S. government program funding and appropriations and government contracts.

        U.S. government contracts generally are subject to the Federal Acquisition Regulation ("FAR"), which sets forth policies, procedures, and requirements for the acquisition of goods and services by the U.S. government; agency-specific regulations that implement or supplement the FAR, such as the DoD Federal Acquisition Regulation Supplement ("DFARS"); and other applicable laws and regulations. These statutes and regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment, compliance, disclosure, and audit requirements. A contractor's failure to comply with these regulations and requirements could result in reductions of the value of contracts, contract modifications or termination, and the assessment of civil or criminal penalties and fines and could lead to suspension or debarment from government contracting or subcontracting for a period of time.

        In addition, U.S. government contractors that perform military programs are also subject to audits and investigations by U.S. government agencies such as the Defense Contract Audit Agency ("DCAA"), the DoD Inspector General, and other government entities. U.S. government agencies review a contractor's performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. These entities also review the adequacy of compliance with internal control systems and policies, including the contractor's purchasing, property, estimating, compensation and management information systems, as well as possible instances of fraud, waste, and abuse. Additionally, each fiscal year, we must submit final cost data to the federal government indicating our actual costs incurred for the prior year, exclusive of certain costs that are not recoverable by federal government contractors. Once audited, the U.S. government may adjust the amounts of reimbursable costs under certain contracts, based upon established guidance, which may affect recovery of our costs. These audits may also result in, among other things, price reductions, assessment of penalties, interest costs, or even potential debarment from participation in the federal procurement system. The DCAA recently audited our financial condition and capability and, in March 2009 advised us that we had an "acceptable rating." This rating means that the DCAA has determined that we currently, and for the near-term, have adequate financial resources to perform U.S. government contracts. Previously, the DCAA had expressed an opinion that Force Protection could not provide adequate financial data to determine whether we had adequate financial resources to perform on government contracts. See Item 1A, Risk Factors in Part I of this Annual Report on Form 10-K, for a discussion of certain additional risks associated with U.S. government contract regulations and requirements compliance.

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

        In most federal procurements, interested contractors submit information indicating their desire to provide the required goods. The agency then solicits competitive proposals or bids from qualified contractors by the publication of a formal request for proposal ("RFP"). The RFP typically describes the desired goods, terms and conditions, and evaluation criteria that the agency will use. Then, the interested contractors, called offerors, submit proposals in response to an RFP, and the agency evaluates the proposals and makes the award determination. The amount of time for a procurement to be completed (from notification of the RFP to award) can range from several months to a year or more.

        The government contracts for which we compete typically have multiple year terms, including option years, and if we are unable to win a particular contract, we generally will be excluded from competing again for that contract until its expiration several years later. In addition, upon the expiration of a contract, if the customer requires further services of the type provided by the contract, there is frequently a competitive re-procurement process.

        Many of our contracts are issued as orders on a sole-source basis and/or a not to exceed amount and then become fixed-price contracts. Under fixed-price contracts, the contractor agrees to perform a specific scope of work for a fixed price. As a result, the contractor benefits from any cost savings but suffers from any losses from any cost overruns. See Item 1A, Risk Factors in Part I of this Annual Report on Form 10-K for a discussion of certain risks associated with fixed-price contracts.

        Many of our contracts are and have been subject to "definitization," meaning that the contract price is not agreed upon at contract inception. Instead, following award of the contract, we and the U.S. government seek to agree upon a contract price based upon our cost of performing the contract. During the definitization process, we are required to perform the contract work, make deliveries and receive payments from the U.S. military before the final contract price has been established. For this reason, as part of the original award, we agree to a not to exceed ("NTE") price to be used for invoicing and accounting purposes pending definitization. As a result, at the completion of the contract, we may have received overpayments during the course of the contract and will be required to return any overpayments to the U.S. military. See Item 1A, Risk Factors in Part I of this Annual Report on Form 10-K for a discussion of certain risks associated with contracts that are subject to price definitization.

        Following an award of these orders, performance of the work commences while we and the government negotiate a final contract price for the scope of the work to be completed subject to the NTE amount. During this definitization process, we are obligated to perform up to the funding limitation for the order, make deliveries and receive payment before the final contract price has been established. Once the definitization is completed, we execute a modification to complete the order for a fixed price.

        In addition, we also hold ID/IQ contracts. Essentially, the ID/IQ contracts are umbrella contracts setting forth the basic terms and conditions under which the agency may order goods from a contractor, and in some cases, multiple contractors. Contractors undergo a competitive preselection process to become eligible to receive orders under ID/IQ contracts. Many orders under these ID/IQ contracts are also subject to the definitization process. In addition, ID/IQ contracts do not obligate the federal government to purchase goods above the minimum levels set forth in the contract. See Item 1A, Risk Factors in Part I of this Annual Report on Form 10-K for a discussion of the risk associated with ID/IQ contracts.

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

        There are also numerous provisions within the FAR that affect the procurement process and administration of our contracts. With respect to conducting a procurement, the FAR provides guidance on how the agency is to conduct the evaluation of an RFP. The FAR also provides a mechanism through which disappointed bidders and contractors excluded from competing for government contracts and task or delivery orders may submit an objection, called a "bid protest," in accordance with the relevant rules and regulations, to an agency contracting officer, the Government Accountability Office, or the U.S. Court of Federal Claims. Performance under a contract being protested may be suspended while the protest is pending, and in cases where the contract is found to have been improperly awarded, the contract may be terminated, or other corrective action may be taken.

        Some contracts may be subject to the Truth in Negotiations Act ("TINA"), Cost Accounting Standards ("CAS") and Contract Cost Principles and Procedures ("Cost Principles"). Generally, TINA requires us to provide cost or pricing data and to certify that those data are current, accurate and complete, in connection with the negotiation of certain types of contracts, modifications or orders, but there are some exceptions to TINA, including contracts that are based on adequate price competition. As described under Item 1A, Risk Factors in Part I of this Annual Report on Form 10-K, we were previously categorized as a "small business" under federal procurement regulations, but due to our growth we no longer qualify as a "small business." As a result, CAS applies to contracts awarded to the Company after May 19, 2008. The Cost Principles set forth the rules regarding the allocability and allowability of costs incurred in connection with federal government contracts.

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

Research and Development

        We continually seek to improve our technological leadership position through internal research, product development, licensing, and acquisitions of complementary technologies. We also seek to expand our research capability through partnerships with commercial, research, and educational institutions. For example, in August 2008, Force Protection and the Medical University of South Carolina jointly inaugurated the Force Protection Center for Brain Research at the Medical University of South Carolina. This program is anchored by a state of the art MRI research scanner operated by leading traumatic brain research physicians from the United States and the United Kingdom. Working in conjunction with the blast research capabilities of Force Protection, this team is well on the way to achieving a better understanding of the phenomenon of traumatic brain injury suffered by so many veterans of the Iraq and Afghanistan wars with the aim of introducing improved products and treatments. In addition, we regularly investigate new ways to manufacture our various products to reduce variation, improve manufacturing cycle times, and reduce overall manufacturing costs.

        As of December 31, 2008, we had approximately 40 employees engaged in research and development. We continually work to enhance the survivability and reliability of our existing products and to develop and introduce innovative new products to satisfy the evolving needs of our customers domestically and internationally. To supplement our research activities, in 2007 we purchased a blast and ballistics range which gives us a technological advantage enabling rapid prototyping, confirmation testing, and analysis.

        For the years ended December 31, 2008, 2007 and 2006, we spent $14.3 million or 1.1% of net sales, $14.1 million or 1.6% of net sales, and $3.2 million or 1.6% of net sales, respectively, on research and development. None of our research and development costs were customer-sponsored.

        We are committed to product development and expect to continue our investment in this area. We believe that the continual development or acquisition of innovative new products and service will be critical to our future success. Failure to develop, or introduce on a timely basis, new products, services or product enhancements that achieve market acceptance could have a material adverse effect on our business, operating results or financial condition. See Item 1A, Risk Factors in Part I of this Annual Report on Form 10-K for a discussion of the risk associated with product development.

Engineering

        To effectively and efficiently develop reliable, high quality, manufacturable products and provide best value total life cycle costs, we are dependent upon our ability to manage, direct, and design advanced vehicle structures and systems utilizing internal and external engineering resources. We have established key engineering practices, procedures and tools along with a core design engineering team that utilizes appropriate standards and validation/verification methodologies to insure we meet our various customer requirements for both vehicle performance and survivability. We continue to explore ways to continuously improve engineering effectiveness through training, tools used for designing, testing, modeling and simulation along with establishing and leveraging strategic external resources that compliment our capabilities and are available during peak cyclical demand. These external resources have become increasingly important and during 2008 we undertook actions to better align our engineering organization and infrastructure to develop our capability to quickly integrate external engineering resources when required. During 2008, we leased a 10,000 square foot facility in Sterling

Heights, Michigan, a suburb of Detroit, close to one of our key customer constituent TACOM and partner GDLS to establish an engineering technical center. We have hired both direct and contract technical center engineering resources to supplement our core engineering team located in Ladson, South Carolina. The new engineering facilities and the supporting management team, infrastructure, tools and engineering processes have created a strategic capability that can rapidly scale and integrate technical resources to meet customer needs.

Raw Material and Supplies

        We depend on suppliers and subcontractors for raw material and supplies. The cost of our raw material and supplies may fluctuate substantially and some of our raw material and supplies may be in short supply, may be available from only one or a limited number of suppliers, or may only be available from foreign suppliers. Increased costs or difficulties in obtaining supplies and raw material in the requisite quantities, or at all, could have a material adverse effect on our results of operations. The credit crisis and rapidly escalating steel, fuel and other raw material costs in fiscal 2008 created additional risks for our supplier base. We believe that some suppliers may discontinue business due to tight credit conditions or the inability to either absorb cost increases or pass them on to their customers. In 2009, additional suppliers could face financial difficulties as a result of the global economic downturn. We actively monitor our suppliers' financial conditions, but to date have no knowledge of significant concerns with the financial stability of any of our major suppliers. See Item 1A, Risk Factors in Part I of this Annual Report on Form 10-K for a discussion of our raw materials.

        We are highly dependent on the availability of essential materials, parts and sub-assemblies from our suppliers and subcontractors. The most important raw materials required for our products are armored steel, milled steel, major automotive components, and ballistic glass. Several major automotive components are procured or subcontracted on a sole-source, or limited source, basis with a number of domestic and non-U.S. companies. The most important raw material we purchase is steel, accounting for approximately 15.6% of our total vehicle material costs.

        We are dependent upon the ability of our suppliers and subcontractors to meet our specifications, standards and delivery schedules at anticipated costs. While we maintain a qualification and performance surveillance system to control risk associated with such reliance on third parties, failure of suppliers or subcontractors to meet commitments could adversely affect production schedules and contract profitability, while jeopardizing our ability to fulfill commitments to our customers. See Item 1A, Risk Factors in Part I of this Annual Report on Form 10-K for a discussion of our suppliers.

        No material portion of our business is considered to be seasonal. Various factors could affect the distribution of our sales between accounting periods, including the timing of government awards, the availability of government funding, product deliveries and customer acceptance.

Intellectual Property

        Intellectual property rights, which apply to various Force Protection products and technologies, include patents, copyrights, trade secrets and trademarks. We seek to remain competitive in the market by placing emphasis on research and development and are committed to capturing, protecting and enforcing our intellectual property rights. We continue to review our practices and procedures to ensure the protection of our intellectual property.

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

        The agreement with CSIR provides for the provision, on an exclusive basis, by CSIR to us of certain technical, scientific and commercial intellectual property rights pertaining to the development of our Cougar and Buffalo vehicles. Under our agreement with CSIR, we pay CSIR a fee for each vehicle sold and/or manufactured by us using the licensed intellectual property during the term of the agreement, including vehicles manufactured by our subcontractors. We are not obligated to pay a fee in respect of our Cheetah vehicle, and the manufacture of the Cheetah vehicles is not dependent upon the technology granted to us under the agreement. The initial term of the agreement was March 8, 2002, through March 7, 2007, and the term of the renewed agreement is March 8, 2007, through March 7, 2012. We have no right to extend the agreement after March 2012, and if the agreement expires without renewal, after such date CSIR may grant a license to the licensed intellectual property to other parties. However, even upon expiration of the agreement we will have the ability to manufacture and deliver the Cougar and Buffalo vehicles.

        The agreement with Mechem provides for the provision, on an exclusive basis, by Mechem to us of certain technical, scientific and commercial intellectual property rights pertaining to the development of our Cougar and Buffalo vehicles. Under our agreement with Mechem, we pay Mechem a fee for each vehicle sold and/or manufactured by us using the licensed intellectual property during the term of the agreement, including vehicles manufactured by our subcontractors. We are not obligated to pay a fee with respect to our Cheetah vehicle, and the manufacture of the Cheetah vehicle is not dependent upon the technology granted to us under the agreement with Mechem. Our original agreement with Mechem was effective October 15, 2001, and expired October 14, 2006. Our current agreement with Mechem, which we entered into on September 13, 2006, expires on September 12, 2011. We have no right to extend the agreement after September 2011 and, if the agreement expires without renewal, after such date Mechem may license the licensed intellectual property to other parties. However, even upon expiration of the agreement, we will have the ability to manufacture and deliver the Cougar and Buffalo vehicles.

        In connection with our subcontract with BAE Systems, we entered into a production license agreement with BAE Systems, dated June 13, 2006, pursuant to which we license to BAE Systems the use of our Cougar vehicle as the basis for the ILAV vehicle design, and act as BAE Systems' principal subcontractor to provide the manpower and other resources needed to produce 50% of the vehicles in Ladson, South Carolina. Pursuant to the terms of the agreement, we receive a license fee for each ILAV vehicle manufactured by BAE Systems under the agreement. The production license agreement will remain in effect until the earlier of (i) completion of all the work under the BAE Agreement, (ii) termination of the agreement by us in the event of default by BAE Systems, or (iii) termination of the subcontract for convenience. We own all the intellectual property associated with the ILAV design, including improvements.

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

        We are a party to another license agreement with CSIR, pursuant to which we received two separate licenses. The first is a fully paid up internal license to perform research and development to verify, test and develop certain technology (the protection of wheeled and tracked vehicles against landmines and IEDs as disclosed in its patent) and assess the market for products through the parties written agreement of Proof of Concept (quantification and demonstration of the protection level and operation) in consideration of investing $500,000 since January 1, 2005.

        By August 16, 2008, the Proof of Concept was obtained, and we are required to pay a $200,000 exclusivity fee to CSIR that is deferred but paid through any sales of wheels and tracks for the second license. This second license also includes an exclusive, non-sublicensable license to exploit, including the manufacture, marketing, sale and use, the licensed technology in the United States, Canada, the United Kingdom, France, Israel, Germany and nonexclusively in South Africa. However, we must also pay CSIR a minimum royalty fee every year for each product that uses the technology or CSIR will have the right to rescind our exclusivity rights or terminate the agreement. The minimum royalty for the first year term, from August 16, 2008, to August 15, 2009, was $150,000 and has been paid. All patent rights exist solely with CSIR, and CSIR will also have the right of first refusal to patent any improvements that are made by us to the licensed technology. In return, CSIR will grant to us a royalty free license to use the patented technology in the defined territory. We may cancel this agreement for any reason upon providing CSIR sixty (60) days notice.

Personnel

        As of December 31, 2008, we had a total of approximately 1,170 employees, including approximately 250 field service representatives. Of our total employees, approximately 470 were hourly employees and approximately 700 were salaried employees. Sharp reductions in company and contract employees throughout 2008 are attributable to improvements in processes and productivity, as well as our successful fulfillment of major aspects of the MRAP contract. We are not a party to any collective bargaining agreement, although we are subject to the risk that labor unions may seek to unionize certain of our employees. We believe our relations with employees are good.

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

 Management

        The following table sets forth certain information about our directors and executive officers as of March 12, 2009.

Name	Age	Position
Michael Moody	62	Chief Executive Officer, President, Chairman
Charles Mathis	49	Chief Financial Officer
Lenna Ruth Macdonald	46	Chief Strategy Officer, General Counsel and Corporate Secretary
Daniel Busher	45	Executive Vice President, Operations
Mark Edwards	47	Executive Vice President, Development
Damon Walsh	47	Executive Vice President, M-ATV Program Director
MGen. Jack A. Davis	62	Director
LTG. Roger G. Thompson, Jr.	64	Director
John S. Day	59	Director
John W. Paxton, Sr.	72	Director

        Michael Moody.    Mr. Moody was appointed President of Force Protection, Inc. in September 2007, the Interim Chief Executive Officer on January 30, 2008 and the Chief Executive Officer on February 29, 2008. Mr. Moody has more than 30 years of senior management experience in operational management, reorganizations, acquisitions and business transformations. From 2005-2007 he provided business and financial advisory services to privately held businesses. Mr. Moody was the Chief Operating Officer at the London American General Agency and Senior Vice President of Corporate Development for Magna Carta Companies, a mutual insurance company, where he also served on the Board of Directors. Mr. Moody received the designation of Certified Practicing Accountant (Australia) and became an associate with the Australian Society of Accountants. Mr. Moody holds a Bachelor of Arts in Economics from Macquarie University in Sydney, Australia.

        Charles Mathis.    Mr. Mathis joined Force Protection, Inc. in June 2008 as Executive Vice President and was appointed Chief Financial Officer effective October 1, 2008. Mr. Mathis has over 20 years of experience in strategic finance and accounting for a number of manufacturing companies including two major defense contractors. Prior to joining Force Protection, Mr. Mathis was Chief Financial Officer of EFW, Inc. a U.S. segment of Elbit Systems Ltd., a public Israeli defense conglomerate. At Elbit, Mr. Mathis was responsible for all areas of finance, contract accounting, government compliance, Sarbanes Oxley compliance, tax and the development of joint venture agreements. Prior to Elbit, Mr. Mathis was Vice President, Finance and IT, with Fairbank Morse Engine, a supplier of medium speed diesel engines to the U.S. Navy and the engine segment of EnPro Industries. Mr. Mathis received his Master of Business Administration from the University of Chicago Graduate School of Business and completed his undergraduate studies at Wake Forest University. Mr. Mathis is a certified public accountant. He also served as a Lieutenant in the U.S. Marine Corps.

        Lenna Ruth Macdonald.    Ms. Macdonald joined Force Protection, Inc. in November 2007 with over 19 years legal experience as in-house counsel and in private practice. She was promoted to her current position from Co-General Counsel and Corporate Secretary in 2008. Ms. Macdonald has specialized experience in corporate governance, compliance, securities and transactional matters. Prior to joining the Company, she served as Vice President, General Counsel & Secretary of Commonwealth Industries, Inc. (a Nasdaq listed leading aluminum sheet manufacturer), as in-house counsel for Banc One Corporation and as Assistant General Counsel and Group Leader at BONHAM, a Banc One subsidiary. Ms. Macdonald was also an associate with the international law firm McDermott, Will & Emery based in its Boston, Massachusetts office. Ms. Macdonald holds a Juris Doctor from Emory University School of Law, attended the M.Sc. Program at the London School of Economics and Political Science, and received her A.B. from Brown University.

        Daniel Busher.    Mr. Busher has been the Executive Vice President, Operations, of Force Protection, Inc. since March 2008. Bringing more than 20 years of international business experience in the automotive industry, Mr. Busher joined Force Protection, Inc. in October 2006. Previously, he was director of materials for North American Automotive Operations within Alcoa, maintaining responsibilities in the United States, Mexico and Honduras. In addition, he held numerous senior location Plant and Operations Management roles throughout Alcoa. Mr. Busher began his career as a member of the GM Saturn Corporation start-up team that implemented revolutionary new labor agreements and lean manufacturing methods from early concept to full production. Mr. Busher earned his Bachelor of Science degree in Mechanical Engineering from the University of Wisconsin. He also holds an Executive Master of Business Administration, Beta Gamma Sigma honors, from the Owen School at Vanderbilt University.

        Mark Edwards.    Mr. Edwards has been with Force Protection, Inc. since November 2004. Mr. Edwards has more than 18 years experience in both automotive and military transport equipment industries. Prior to joining Force Protection, Mr. Edwards was Vice President, Operations for Ducommun Aerostructures, where he was responsible for all aerostructure manufacturing for the Boeing C-17 and Chinook programs, as well as Sikorsky's BlackHawk/NavalHawk program. Mr. Edwards earned a Bachelor's degree in Mathematics and Chemistry from Wright State University, and a Masters of Business Administration from Pepperdine University.

        Damon Walsh.    Mr. Walsh joined Force Protection, Inc. in July 2005. Before joining Force Protection, Mr. Walsh was a career officer in the U.S. Army serving in a wide variety of staff and command positions including operational assignments as an airborne Infantry officer and Special Forces officer. Mr. Walsh also served for over a decade in the Army Acquisition Corps. This culminated in his assignment as the Commanding Officer of the Joint Systems Manufacturing Center at Lima, Ohio overseeing the manufacture of Abrams Main Battle Tanks, Stryker vehicles, and Marine Corps Expeditionary Fighting Vehicles. Retiring as a Lieutenant Colonel, Mr. Walsh is a Level III Certified Acquisition Professional as well as a Certified Professional Contracts Manager and has over 25 years experience in both the operational Army and the Acquisition community. Mr. Walsh holds a Master in Management from the U.S. Naval Postgraduate School and is a graduate of the Army Command & General Staff College. He is also a veteran of Operations Desert Shield/Desert Storm, Provide Comfort, Uphold Democracy, and Iraqi Freedom.

        Major General Jack A. Davis, USMC (RET.).    MGen. Davis has been a director of Force Protection, Inc. since March 2006 and has a diverse background of senior level management and leadership positions in business, law enforcement and the military. With over 40 years experience, he is highly regarded in each of these fields. MGen. Davis served in the U.S. Marine Corps, both active and reserve, from 1968 to 2005 where he held the rank of Major General. MGen. Davis' career included command at every level from platoon to division in addition to numerous staff assignments. MGen. Davis attended numerous high level schools both here and abroad. MGen. Davis' law enforcement career included both federal and state agencies where he retired in 1999 with 30 years of distinguished service. MGen. Davis is also the founder of J.A. Davis and Associates, a security and leadership training company. In addition to his service with Force Protection, MGen. Davis currently serves on the board of directors of one privately held company and the boards of advisors of three mutually held companies. MGen. Davis holds undergraduate and masters degrees from Indiana State University and a Master of Urban Administration from University of North Carolina, Charlotte.

        Lieutenant General Roger G. Thompson, Jr., USA (RET.).    LTG. Thompson has been a director of Force Protection, Inc. since December 2006. LTG. Thompson is Vice President of the Association of the United States Army where he is responsible for all operational events including symposia, the largest landpower exhibition and conference in North America and four exhibitions in four overseas trade shows. Additionally, he provides executive leadership of 124 AUSA Chapters worldwide and management of membership programs totaling over 5,300 major, midsize and small defense oriented companies. He currently serves on the Board of Advisors of a privately held company. A veteran with 34 years of experience on active duty, LTG. Thompson commanded at all levels of the Army, including field artillery and transportation units. While with the Department of Army Staff, LTG. Thompson served as Deputy Assistant Secretary of the Army, Financial Management and Comptroller (Director of the Army Budget). LTG. Thompson completed his military career as the Deputy Commander in Chief, United States Transportation Command. In this position he was responsible for the daily operations supporting all military and commercial transportation for the entire DoD. LTG. Thompson holds a Bachelor of Science from the United States Military Academy, a Master of Business Administration from Syracuse University, and a Master's degree in National Security and Strategic Studies from the Naval War College. He is a graduate of the Army's Command and General Staff College and the Naval War College.

        John S. Day.    Mr. Day has been a director of Force Protection, Inc. since September 2007. Mr. Day has over 30 years of experience in the accounting profession serving a broad range of publicly and privately owned clients. Mr. Day joined Arthur Andersen LLP in 1976 and was admitted as an audit partner in 1986. In 2002, he joined Deloitte & Touche LLP in Atlanta as a Director. Mr. Day retired from Deloitte in December 2005. Mr. Day was appointed to the board of Lenbrook Square Foundation, Inc., a non-profit organization, effective July 1, 2007 where he serves as chairman of the governance committee and a member of the finance committee. Mr. Day holds a Bachelor of Arts in Economics from the University of North Carolina and a Master of Business Administration from Harvard Graduate School of Business.

        John W. Paxton, Sr.    Mr. Paxton has been a director of Force Protection, Inc. since February 2008. He has over 30 years of experience in the aerospace, wireless voice and data, logistics and manufacturing industries. Currently, Mr. Paxton is the Chairman of Pro Mach, Inc., an integrated packaging solutions provider, and is Chairman of Intellicheck/Mobilisa, Inc., a publicly held provider of wireless internet solutions to the DoD. From 2002 until March 2008, Mr. Paxton has been the Chairman of IntelliCheck Mobilisa, Inc. From 1998 until 2002, Mr. Paxton was the Chairman and Chief Executive Officer of Telxon Corporation. Mr. Paxton served on the Board of Directors of TransDigm, Inc., a supplier of proprietary aerospace components used in commercial and military aircraft. Mr. Paxton holds a Bachelor of Science and Master of Science in business administration from LaSalle University, and is a registered professional engineer.

Our Board of Directors and Committees

        Our board of directors is divided into three classes, with each class of directors serving a staggered three-year term. Messrs. Day and Paxton are in the class of directors whose term expires in 2011; Mr. Moody and LTG. Thompson are in the class of directors whose term expires 2010; and MGen. Davis is in the class of directors whose term expires 2009.

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

  •
  Statements regarding the U.S. military's plans or intentions to replace the HMMWV fleet with armored vehicles, including the possible timeframe of this replacement and the potential number of armored vehicles that might be required under this program or other programs;

  •
  Information regarding the number of various types of MRAP and other armored vehicles that may be purchased by the U.S. Marine Corps, the U.S. Army and other U.S. and foreign customers under various programs, including the M-ATV, MRAP, GSTAMIDS, JLTV and FMS programs, and the value of vehicles that may be acquired;

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

  •
  Statements regarding the effects of rebalancing our workforce and manufacturing capacities;

  •
  Statements regarding the benefits that may be realized from our joint partnerships and any new ventures or business developed pursuant to those joint partnerships; and

  •
  Statements regarding our ability to utilize net operating loss carry-forwards for income tax purposes.

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

ITEM 1A.    RISK FACTORS

        The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. Please also see "Special Note Regarding Forward-Looking Statements" on page 27.

If we are unable to obtain future orders for our vehicles, our financial position, results of operations, and cash flows would be adversely affected and our business may fail.

        Substantially all of our revenue comes from our U.S. government contracts either as a prime contractor or as a subcontractor to another prime contractor to the U.S. government. We received and fulfilled substantial vehicle orders from the U.S. military under the MRAP program, which accounted for substantially all of the increase in our net sales during the year ended December 31, 2008. These orders have resulted, in significant part, from the particular combat situations encountered by the U.S. military in Iraq and Afghanistan, especially the use of IEDs by enemy combatants. We cannot be certain, therefore, to what degree the U.S. military will continue placing orders, and these orders may decrease significantly or cease.

        The main uncertainty about our future operations is whether we will continue to receive additional orders or contracts for our vehicles or our survivability solutions. We have no further substantial MRAP vehicle orders to fulfill at this time. Orders for our Cougar variant vehicles will allow us to continue production through the second quarter of 2009 and for our Buffalo vehicles to extend production until the fourth quarter of 2009. It is impossible to predict with certainty whether such future orders or contracts will be placed by existing or new customers. If we do not receive future orders or contracts for production beyond such dates, it is unlikely that our vehicle business will continue and our business will be materially affected. Even if we are successful in obtaining contracts, the length of the contract cycle, from testing, pre-production to the delivery of the order when revenue is recognized, may span several months to years. The longer the contract cycle, the greater the opportunity for the customer to cancel the order before we receive payment.

        Our largest contract in 2008, in terms of value, was awarded to us by the United Kingdom Ministry of Defence under the FMS program. The FMS UK Contract is for 198 Cougar Mastiffs, a Cougar 6x6 variant, six 4x4 Cougars, and 151 Cougar Ridgbacks, a Cougar 4x4 variant. The FMS UK Contract is administered by the Marine Corps Systems Command and is subject to price definitization.

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

        Our largest contract in 2006, in terms of value, was awarded to us on a sole source basis in November 2006 by the U.S. Marine Corps under the MRAP Program (the "MRAP Sole-Source Contract"). The MRAP Sole-Source Contract was for our Cougar and Buffalo vehicles and was substantially performed in 2007.

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

        Presently, we derive substantially all of our revenue from contracts and subcontracts with the U.S. government and its agencies, primarily the DoD. We expect that U.S. government contracts, particularly with the DoD, will continue to be our primary source of revenue for the foreseeable future. The continuation and renewal of our existing government contracts and new government contracts are, among other things, contingent upon the availability of adequate funding for various U.S. government agencies, including the DoD. Changes in U.S. government spending could directly affect our operating performance and lead to an unexpected loss of revenue. The loss or significant reduction in government funding of a large program in which we participate could also result in a material decrease to our future sales, earnings and cash flows. U.S. government contracts are also conditioned upon the continuing approval by Congress of the amount of necessary spending. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract periods of performance may extend over many years. Consequently, at the beginning of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years. Among the factors that could impact U.S. government spending and reduce our federal government contracting business include:

  •
  A significant decline in, or reapportioning of, spending by the U.S. government, in general, or by the DoD;

  •
  Recent constraints on the U.S. budget as a result of the macroeconomic crisis and the federal deficit;

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

Our business may be adversely affected by the severe and rapid downturn in the economy.

        Recently, there has been a severe and rapid downturn in the economy due to a variety of financial conditions, including the sequential effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, volatile energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions could have an adverse impact on the automotive industry, particularly automotive suppliers and steel manufacturers. We cannot predict the timing or duration of the effects of these conditions on our business. These conditions make it difficult for our vendors and us to accurately forecast, plan and execute certain future business activities. If these conditions affect the ability of our vendors and subcontractors to perform, our business, financial condition, results of operations or cash flows may be materially adversely affected.

        Additionally, due to the recent credit crisis and volatility of the U.S. dollar against other currencies in the second half of 2008, our products may become more expensive for customers whose purchases are denominated in U.S. dollars, which may further disadvantage us relative to our competitors or negatively impact our margins.

We identified material weaknesses in our internal control over financial reporting, which have in the past and in the future could adversely affect our ability to report our financial condition and results of operations accurately or on a timely basis. We concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2008 and 2007. As a result, current and potential shareholders could lose confidence in our financial reporting, which could harm our business and the trading price of our stock.

        As discussed in Controls and Procedures in Item 9A of this Annual Report on Form 10-K, in the years ended December 31, 2008, 2007 and 2006, we identified material weaknesses in our internal control over financial reporting. As a result, in part because of these material weaknesses, we also concluded that our disclosure controls and procedures were not effective as of December 31, 2008, December 31, 2007 and December 31, 2006.

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

        We also have substantial work remaining to remedy the identified material weaknesses in our internal control over financial reporting and our disclosure controls and procedures and this work will continue during 2009. There can be no assurance as to when all of the material weaknesses will be remedied. Until our remedial efforts are completed, management will continue to devote significant time and attention to these efforts, and we will continue to incur expenses associated with the additional procedures and resources required to prepare our financial statements and to remediate these weaknesses. Certain of our remedial actions will be ongoing and will result in our incurring substantial additional costs even after our material weaknesses are remedied. In addition, there can be no assurance that, as a result of these remediation efforts or otherwise, we will not identify other inaccuracies in either our previous or future financial statements that will require amendments and restatements to those financial statements, which also could have a material adverse effect on us and on the price of our common stock.

        Although we have taken steps to correct our material weaknesses, we may still be subject to risks. For a more detailed discussion of our material weaknesses, see Item 9A, Controls and Procedures, in this Annual Report on Form 10-K.

We have started the manufacture and production of certain of our products for which we have no orders. If we do not receive orders for those products, we may incur losses.

        At times, if we believe that there is a probability of selling certain of our vehicles or products, we may commence the manufacture and production of such items without orders. Presently, we are in the process of procuring materials and fabricating approximately 50 Cheetah vehicles in our production facility and in subcontractors' facilities in anticipation of receiving future orders. In the event that we do not receive such orders, we may have excess inventory and incur losses, and, as a result, our business, financial condition, results of operations, or cash flows may be materially adversely affected.

        Moreover, we are seeking to sell our Cheetah vehicles to the U.S. military and our future results of operations will depend to a large degree on our ability to sell significant quantities of Cheetah vehicles. Because we have commenced the manufacture and production of our Cheetah vehicles, we have incurred expenses for components, raw material, and other expenses without any orders from customers to purchase the vehicles we manufacture. We may experience difficulties, expenses and delays in starting up production, as we have no prior experience in manufacturing the Cheetah vehicle in commercial quantities and it may take a substantial period of time for us and our employees to achieve requisite efficiencies in producing the Cheetah. To the extent that we do not receive orders for the Cheetah in significant quantities, or if we incur delays or unforeseen expenses in connection with outfitting and equipping this facility, our business, prospects, results of operations and financial condition may be materially adversely affected. If these events occur, they could have a material adverse effect on our business, results of operations, financial position and cash flows. In addition, if we are not able to sell the Cheetah in significant quantities or at all, we may not be able to sustain the growth of our business, our net sales may decline and our business may be materially adversely affected.

Many of the orders for our vehicles are subject to the competitive bidding process, which may cause us to incur substantial costs that we may not be able to recoup.

        We have received contract awards through the competitive bidding process, including the MRAP Competitive Contract, and may continue to do so in the future. The competitive bidding process presents a number of risks, including the following:

  •
  We may expend substantial funds, managerial time and effort to prepare bids and proposals for contracts that we may not win;

  •
  We may be unable to estimate accurately the resources and costs that will be required to service any contract we win, which could result in substantial cost overruns; and

  •
  We may encounter expenses and delays if our competitors protest or challenge awards of contracts to us in competitive bidding, and any such protest or challenge could result in a requirement to resubmit bids on modified specifications or in the termination, reduction or modification of any awarded contract.

In 2008, we restated our condensed consolidated financial statements and other financial information for the periods ended March 31, 2007, June 30, 2007, and September 30, 2007 and filed separate amended Quarterly Reports on Form 10-Q to reflect the restated condensed consolidated financial statements for such periods. Continued amendments and restatements to our financial statements may result in potential and current shareholders losing confidence in our financial reporting, which could harm our business and the trading price of our stock.

        In addition to the restatement of our financial statements for the quarterly periods in 2007, we previously amended our consolidated financial statements and certain other financial information appearing in our Annual Report on Form 10-K for the year ended December 31, 2006, and restated our consolidated financial statements and certain other financial information appearing in our Annual Report on Form 10-K for the year ended December 31, 2005, and in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

        Continued and repeated restatements and amendments to our consolidated financial statements and periodic reports may cause shareholders to lose confidence in our financial reporting, and such loss of confidence could cause the trading price of our stock to become volatile or to decrease.

We are subject to and may continue to be subject to lawsuits alleging false or misleading public statements and/or omissions concerning our business, internal controls and financial results.

        We are aware that at least ten shareholder class action lawsuits have been initiated seeking damages to recompense those who purchased or otherwise acquired our securities between August 14, 2006, and February 29, 2008, because of a loss in the trading value of our stock. The allegations include, but are not limited to, allegations that certain former and current members of management and the board of directors violated the Exchange Act and made false or misleading public statements or omissions concerning our business, internal controls, and financial results. Shareholders have filed at least seven derivative lawsuits against former and current officers and board members seeking damages and other relief; and we have been the subject of other suits, described in more detail in Item 3, Legal Proceedings, stemming from weaknesses in our control over financial reporting or from our managerial and compliance processes. It is possible that other litigants may institute additional lawsuits against us as a result of these deficiencies seeking the payment of damages. These lawsuits are likely to be costly to defend and could involve the substantial diversion of management time and resources and have other adverse effects, and we may be required to make substantial payments to settle any such lawsuits or to satisfy any judgments that may be rendered against us.

        Our rapid growth placed a great strain on the managerial and compliance processes in place at that time; that, along with the material weaknesses in our internal control over financial reporting, has subjected the Company to increased risk of regulatory enforcement proceedings and private litigation.

Our business may be materially affected if we are unable to anticipate the demand for and develop acceptable next generation vehicles and other survivability solutions to meet the demands of our customers, or if we are unable to sell next generation vehicles or other survivability solutions in the quantities that we anticipate.

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

Our configuration management process for our fielded fleet is still immature and may result in inadequate delivery of service and repair parts and may decrease our ability to generate life cycle revenue, which could negatively affect our business, financial condition, results of operations, and cash flows.

        As a result of the rapid deployment and demand required by the U.S. military in Iraq and Afghanistan, we have not been able to thoroughly establish our service parts documentation and configuration control; and at times this process is immature and weak. As a result, we may not be above to adequately handle some aftermarket part orders, such as spare parts, and training and field service support, and we could be late or delayed in accepting and delivering aftermarket orders. We are still implementing our service documentation processes and delivery methodologies which could result in increased service costs and a loss of service revenue.

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

        U.S. government agencies, generally through the DCAA, routinely audit and investigate government contracts and government contractors' administrative processes and systems. The audits may review the costs we incur on our U.S. government contracts, including allocated indirect costs. The auditor may also review our compliance with applicable laws, government regulations, policies and standards as they relate to cost issues and the adequacy of our internal control systems and policies. An adverse finding under a DCAA audit could result in the disallowance of our costs under a U.S.

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

        Moreover, if any of our administrative processes and systems are found not to comply with the applicable requirements, we may be subjected to increased government scrutiny or required to obtain additional governmental approvals that could delay or otherwise adversely affect our ability to compete for or perform contracts. Therefore, an unfavorable outcome to an audit by the DCAA or another government agency, could materially adversely affect our competitive position, effect our ability to obtain the maximum price for our products and services, and result in a substantial reduction of our revenues.

        The DCAA issued at least 15 audit reports on our operations and contracts from May of 2004 through February 2009. Certain of these reports have generally been highly critical of the areas covered by the audits, including our job cost accounting and price estimating systems. As a result, the DCAA could question or disallow our proposed costs under some of our government contracts, and our profits may be adversely affected. In addition, other governmental agencies may audit or issue reports about the status of our contracts.

Presently, all of our contracts are on a fixed-price basis, which could subject us to losses if there are cost overruns.

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

        Many of the contracts we have previously received from the U.S. military have been sole source with a "not to exceed" amount. This type of contract is subject to "definitization," meaning that the contract price is not agreed upon at contract inception. Instead, following award of the contract, we and the U.S. government seek to agree upon a contract price based upon our cost of performing the contract. During the definitization process, we are required to perform the contract work, make deliveries and receive payments from the U.S. military before the final contract price has been established. For this reason, as part of the original award, we provide a NTE price to be used for invoicing and accounting purposes pending definitization. As a result, at the completion of the contract, we may have received overpayments during the course of the contract and will be required to return any overpayments to the U.S. military.

        As result of the potential adjustments related to the definitization process, we maintain a separate account for payments received for contracts that may be subject to definitization. The definitization process can be time-consuming and completion can take extensive periods of time. Although we work diligently with our customers to proceed with significant work when we have a fully definitized task order, we cannot assure you that there will not be withholdings on future task orders.

        Accordingly, there can be no assurance that the actual prices we receive under contracts subject to definitization will not be substantially less than our estimates, which would adversely affect our operating results and could result in losses. At the end of 2007, we had definitized all outstanding contracts. However, as of December 31, 2008, we had nine delivery orders that were still subject to the definitization process and may continue to be subject to the definitization process.

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

Changes in the pace of operations in Iraq or Afghanistan or the duration of involvement by the U.S. military and foreign militaries in areas of conflict could have an impact on contracts for our spare parts and sustainment services.

        Any changes in the pace of operations in theater or the length of the duration of the U.S. military and foreign military involvement in areas of conflict will have a direct impact on the usage of our vehicles and products, and subsequently the support required to sustain these vehicles. Political pressure, the success of the current operations, changes in tactics of the insurgency, and other factors make it difficult to ascertain the required sustaining services our customers will require from Force Protection.

        Additionally, the United States recently elected a new President and other government legislators. The economic, defense spending and taxing policies of the new government may have an adverse impact on our future business, prospects and results of operations. Until the new legislative agenda is finalized and enacted, it is not possible to determine the impact of such changes, if any.

We may require additional capital to provide for our working capital needs.

        We may require substantial additional capital to provide for our working capital and other cash needs. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, contained elsewhere herein. We may seek to obtain this additional capital through, among other things, borrowings or the issuance of debt or equity securities. There can be no assurance that we will be able to obtain any such additional capital on acceptable terms or at all. Presently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the federal government. While the ultimate outcome of these events cannot be predicted, such events may have a material adverse effect on our ability to obtain additional capital. Any inability to obtain additional capital as and when required could have a material adverse effect on our business, prospects and results of operations.

        We currently have a $40 million credit facility with Wachovia Bank that expires on April 30, 2010, that provides us with the ability to obtain capital if cash available from other sources is insufficient to meet our needs. The current global financial crisis could adversely affect our ability to access the funds available under this credit facility.

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

        In addition, the economic distress of suppliers, particularly suppliers in the automotive industry, due to the current economic climate may in the future require us to provide financial support or take other measures to ensure our receipt of components or materials. We may experience commodity cost pressures and the effects of overcapacity in the automobile industry. These factors have also increased pressure on the industry's supply base, as suppliers cope with higher commodity costs, lower production volumes and other challenges. As a result, suppliers may be less able to absorb commodity cost increases or to achieve productivity improvements, and, therefore, less willing to reduce prices to us.

Our ability to operate effectively could be impaired if we were to lose the services of our key personnel, or if we are unable to recruit qualified managers and key personnel in the future. Moreover, a number of our officers and other key employees have joined our Company recently, and therefore have only limited experience with our business.

        Our success depends on the continued service of our management team and certain key personnel in our engineering department. If one or more of these individuals were unable to continue working due to health reasons, or were to resign or otherwise terminate their employment with us, we could experience a loss of sales, delays in new product development and diversion of management resources, and we may have difficulty replacing any of these individuals. We do not have key person insurance on any of our executive employees. Competition for qualified managers and key personnel is intense and we may not be able to recruit and retain such personnel. If we are unable to retain our existing managers and employees or hire and integrate new personnel, we may experience operating inefficiencies, production delays and reduced profitability or losses.

        In addition, a number of our officers and key employees have joined our company recently, and therefore have limited experience with our business, personnel, and administrative systems. The ability of new management to articulate and implement their strategic vision, and to integrate effectively into our business, personnel, and administrative systems, is critical to our success.

Our U.S. government contracts may be terminated or adversely modified prior to completion, which could adversely affect our business.

        Congress funds the vast majority of the federal budget on an annual basis, and Congress often does not provide agencies with all the money requested in their budget. Many of our contracts cover multiple years and, as such, are not fully funded at contract award. If Congress or one of our agency customers chooses to spend money on other programs, our contracts may be terminated. Federal laws, collectively called the Anti-Deficiency Act, prohibit involving the government in any obligation to pay money before funds have been appropriated for that purpose, unless otherwise allowed by law. Therefore, the Anti-Deficiency Act indirectly regulates how the agencies award our contracts and pays our invoices.

        Federal government contracts generally contain provisions, and are subject to laws and regulations, that provide the federal government rights and remedies not typically found in commercial contracts, including provisions permitting the federal government to, among other provisions: terminate our existing contracts for convenience; unilaterally modify some of the terms and conditions in our existing contracts; subject the award to protest or challenge by competitors; suspend work under existing multiple year contracts and related delivery orders; and claim rights in technologies and systems invented, developed or produced by us.

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

        U.S. government contracts and subcontracts typically involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, extensive specification development, price negotiations and milestone requirements. In addition, the proposed transition in the United States to fund military and defense operations from emergency supplemental spending bills to the regular defense budget may have unknown consequences on military spending. Each U.S. government agency often also maintains its own rules and regulations with which we must comply and which can vary significantly among agencies.

Our backlog is subject to uncertainties, and we may not sell or receive payment for all of the vehicles we have included in backlog, which would reduce our revenue in future periods.

        Our backlog reflects the number of vehicles for which we have received orders, but have not yet delivered, as of a specified date. Our backlog is subject to uncertainties, and there can be no assurance that we will deliver or receive payment for the vehicles we have included in our backlog. As a result, there is no certainty about our future revenues because the timing of any of these vehicles sales and revenues is subject to various contingencies, such as production difficulties, raw material shortages and quality acceptance. If we fail to sell vehicles included in our backlog, our revenues and operating results could be materially adversely affected.

We must comply with numerous miscellaneous federal national security laws, regulations, and procedures, as well as the rules and regulations of foreign jurisdictions, and our failure to comply could adversely affect our business.

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

        We are subject to industrial security regulations of the DoD and other federal agencies that are designed to safeguard against foreigners' access to classified information. As we expand our operations internationally, we will also become subject to the rules and regulations of foreign jurisdictions. If we were to come under foreign ownership, control or influence, we could lose our facility security clearances, which could result in our federal government customers terminating or deciding not to renew our contracts, and could impair our ability to obtain new contracts.

        Our failure to comply with applicable laws, regulations or procedures, including federal regulations regarding the protection of classified information, could result in contract termination, loss of security clearances, suspension or prohibition from contracting with the federal government, civil fines and damages and criminal prosecution and penalties, any of which would materially adversely affect our business.

If we do not receive additional orders, we may have excess manufacturing capacity. If demand for our vehicles declines, we may have additional inefficient or under-utilized capacity, and our gross margins and cash flows may suffer and we may incur losses.

        In response to the increased demand for our blast- and ballistic-protected vehicles, we added significant manufacturing capacity during each of the past several years. Demand for our vehicles may not remain at levels sufficient to utilize our present manufacturing capacity. Much of our manufacturing facilities and production equipment are special purpose in nature and cannot be adapted easily to make other products. If the demand for mine-protected vehicles does not increase or declines substantially from current levels, we may have significant under-utilized capacity. Therefore, a substantial decline in demand for our blast- and ballistic-protected vehicles could result in significant additional excess manufacturing capacity, which would adversely affect our results of operations and could result in losses.

We are currently under directives to improve our compliance policies and procedures concerning activity regulated by the International Traffic in Arms Regulations.

        In December 2007, we submitted a voluntary disclosure to the DDTC regarding the shipment of technical manuals, Cheetah spare parts, armored vest plates, parts not listed on our license and transfers of technical data to and by our vendors without proper authorization or identification of the appropriate exemption. In January, 2008, the DDTC requested additional information and documentation for each specific shipment of these items within sixty days. In addition, the DDTC directed us to undertake certain specific measures, including, but not limited to, that we hire a full time senior export control compliance officer, implement certain procedures, conduct comprehensive ITAR training, immediately conduct a comprehensive export compliance audit, and institute a plan to conduct periodic audits of the export compliance program. On February 11, 2008, we provided DDTC with the job description for the Director of Export Controls, draft Export Controls Manual, ITAR presentation provided in new orientation training and the attendance logs for annual ITAR training provided to executives and other employees having ITAR responsibilities. On March 11, 2008, we provided DDTC with our draft audit plan and on June 2, 2008, we provided the final audit report. On July 14, 2008, we provided DDTC with supplemental information to our previous voluntary disclosure and other information identified in the audit. We have developed and implemented an Export Control Policies and Procedures Manual and ITAR Product Classification Guide, established an Export Control Council, and revised our Technology Control Plan and Code of Conduct and Ethics. As a result of the export compliance audit, we have identified additional unauthorized transfers internally at our facility and in support of U.S. operations in Iraq and Afghanistan as well as issues associated with the execution of our licenses and agreements. We have reported these matters to DDTC. On October 27, 2008, we received a letter from the DDTC advising that, following our voluntary disclosure, this matter has been closed without taking any civil penalties, but reserving the right to reopen if circumstances warrant. We have also identified additional export compliance matters that may warrant disclosure to DDTC. Although we are in the process of addressing these measures, we cannot assure you that we will be able to correct the weakness in our compliance program.

        Compliance with the directives of the DDTC may result in substantial expenses and diversion of management. Any failure to adequately address the directives of DDTC could result civil fines or suspension or loss of our export privileges, any of which could have a material adverse effect on our business or financial position, results of operations, or cash flows.

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

        Because we previously were a small business within the meaning of applicable federal regulations, we were not required to comply with the accounting and estimating requirements in order to enter into contracts with the U.S. military. However, as a result of the growth of our business, as of November 14, 2007, we are no longer considered a small business and we therefore are required to meet these additional accounting and estimating standards to the extent that they apply to new contracts that we are awarded after November 14, 2007. We have been advised by the DCAA that our accounting and estimating systems do not meet these requirements and, although we have been seeking to improve these systems, we have extensive work remaining in order to meet these standards. There can be no assurance as to when we will be able to meet these standards and, until we are able to do so, we may not be eligible for new contract awards by the U.S. military. Accordingly, any failure to meet these standards will likely have a material adverse effect on our business. In that regard, we continue to enhance our accounting system; however, there is some uncertainty as to whether our system will be capable of generating the data necessary to comply with these standards. If our accounting system is inadequate for these purposes, we could incur substantial delays and additional expenses through efforts to remedy those deficiencies or acquire and implement a new accounting system.

        CAS requires us to maintain detailed accounting records. Given the material weaknesses in our internal control over financial reporting and other deficiencies in our accounting system described below under Item 9A, Controls and Procedures, there can be no assurance that we will be successful in complying with CAS.

        CAS is designed to achieve uniformity and consistency in the measurement, assignment, and allocation of costs to U.S. government contracts. CAS-covered contractors must complete a disclosure statement, which is a written description of the contractor's cost accounting practices and procedures. The purpose of the disclosure statement is to determine whether the contractor's cost accounting practices and procedures are consistently applied and whether they comply with CAS provisions. If the contractor fails to comply with CAS provisions, the U.S. government may withhold up to ten percent of each payment due until the necessary corrections are made. If a contractor fails to provide accurate information, under certain circumstances, the U.S. government can make unilateral adjustments. Additionally, DCAA may require more frequent updates if audits reveal non-compliant CAS submissions and accounting. We submitted a CAS disclosure statement to DCAA on May 19, 2008, with an effective date of June 1, 2008. On November 11, 2008, we received an audit report that stated that our submission did not adequately describe our accounting systems. We are in the process of updating our disclosure statement. To the extent that CAS requirements apply to future contracts awarded to us, we will be required to satisfy more difficult U.S. government accounting requirements than have previously applied, and a failure by us to comply with these new requirements may have consequences that would have a material adverse effect on our business.

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

  •
  The Truth in Negotiations Act, which requires certification and disclosure of all cost or pricing data in connection with certain negotiated contracts;

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

        Our contracting agency customers periodically review our performance under and compliance with the terms of our federal government contracts, and we may be required to disclose certain types of alleged misconduct with regard to our federal government contracts. If a government review or investigation or Company disclosure results in a finding of improper or illegal activities, we may be subject to civil or criminal penalties or administrative sanctions, including

  •
  Termination of contracts;

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

        The government may also revise its procurement practices or adopt new contracting rules and regulations, including cost accounting standards, at any time. Any new contracting methods could be costly to satisfy, administratively difficult for us to implement and could impair our ability to obtain new contracts.

We are presently subject to a number of legal proceedings and claims and we may become subject to additional legal proceedings and claims in the future.

        We have been named in several purported class actions brought by shareholders who purchased or otherwise acquired our securities between 2006 and 2008, alleging violations of the Exchange Act, and making false and misleading public statements and/or omissions. Other shareholders have named us and certain current and former officers and directors in derivative suits alleging breaches of fiduciary duties. We have also been subject to a variety of other lawsuits, including claims involving the use of our confidential information and trade secrets, Equal Employment Opportunity Commission claims, contractual claims, claims related to our common shares, OSHA claims and claims by the Department of State, Directorate of Defense Trade Controls ("DDTC"). Litigation and regulatory inquiries of these types are often expensive and time consuming and their outcome is uncertain.

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

        Although we implement protective measures and intend to defend our proprietary rights, these efforts may not be successful. From time to time, we may litigate within the United States or abroad to enforce our issued or licensed patents, to protect our trade secrets and know-how or to determine the enforceability, scope and validity of our proprietary rights and the proprietary rights of others. For example, we were recently engaged in a lawsuit in which we alleged misappropriation of our intellectual property. See Item 3, Legal Proceedings. Enforcing or defending our proprietary rights could be expensive, requires management's attention and might not bring us timely or effective relief.

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

        The market price and trading volume of our common stock has been subject to significant volatility, and this trend may continue. For example, in the last quarter of fiscal year 2008, the price of our common stock ranged from $1.70 to $6.03. The value of our common stock may decline regardless of our operating performance or prospects. Factors affecting our market price include, but are not limited to, our failure to meet expectations regarding new orders or sales of our vehicles; differences between our reported results and those expected by investors and securities analysts; announcements of new contracts or orders by us or our competitors; and market reaction to any future acquisitions, joint ventures or strategic investments announced by us or our competitors.

        Recent events have caused stock prices for many companies, including ours, to fluctuate in ways unrelated or disproportionate to their operating performance. The general economic, political and stock market conditions that may affect the market price of our common stock are beyond our control. The continued credit crisis and related turmoil in the global financial markets has had and may continue to have an impact on our stock price. The market price of our common stock at any particular time may not remain the market price in the future. In the past, securities class action litigation has been instituted against companies following periods of volatility in the market price of their securities. Any such litigation, if instituted against us, could result in substantial costs and a diversion of management's attention and resources.

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

        Certain provisions of the Nevada General Corporation Law could also discourage takeover attempts that have not been approved by our board of directors or shareholders. These provisions relate to, among other things, the acquisition of a controlling interest in a Nevada corporation meeting certain requirements or certain business combinations and other transactions between a Nevada corporation and certain "interested stockholders."

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We have determined that our space is adequate for our current needs. We currently have excess manufacturing capacity. See Item 1A, Risk Factors for a discussion of our excess manufacturing capacity.

        We currently have five leases for approximately 543,000 square feet of space in four buildings located on a single campus in Ladson, South Carolina, for our executive offices and to manufacture our Buffalo and Cougar vehicles, designated Building #1 (office), Building #1 (industrial), Building #2, Building #3 and Building #6. Each lease contains four five-year options that must be exercised six months prior to expiration. On December 22, 2008, we renewed all of these leases, with the exception of Building # 3, for an additional five year term. The leases for Building # 1 (office and industrial), Building # 2 and Building # 6 expire on June 30, 2014. The lease for Building # 3 was extended on March 5, 2009 for an additional six months and presently expires on December 31, 2009.

        On March 9, 2007, we purchased a blast range of approximately 306 acres in Edgefield County, South Carolina, along with the purchase of selected assets, and acquired a lease of an office building with a lease term ending December 31, 2008. We are currently in the process of renewing this lease. We use these facilities for our own research and development activities and may also contract with selected governmental and commercial customers to use our facilities.

        On March 22, 2007, we entered into an asset purchase agreement including an assignment and assumption of the lease for an approximately 60,000 square foot facility in Summerville, South

Carolina, for the intended purpose of expanding research and development operations and to facilitate increased customer training requirements of products and applications. In 2007, we moved the research and development operations previously housed in Building #3 in Ladson, South Carolina, to this facility.

        On July 12, 2007, we purchased an approximately 430,000 square foot facility in Roxboro, North Carolina, which we had intended to utilize to manufacture our Cheetah vehicle. We currently intend to use this facility for training purposes.

        On November 11, 2008, we leased an approximately 9,700 square foot office in Sterling Heights, Michigan for offsite engineering with a three year term commencing on December 15, 2008 with two options to renew with a term of one year each.

        On October 20, 2008, we leased an approximately 900 square foot office in the Washington, DC vicinity with a 12-month term.

        On January 27, 2009, we leased an office and warehouse space of approximately 18,000 square feet in North Charleston, South Carolina for a two year term with three options to renew with a term of two years each.

ITEM 3.    LEGAL PROCEEDINGS

  Shareholder Class Action and Derivative Complaints

        On March 10, 2008, the first of ten related class action lawsuits was filed against us and certain of our former and current board members or officers in the United States District Court for the District of South Carolina Charleston Division on behalf of a proposed class of investors who purchased or otherwise acquired our securities during the period between August 14, 2006, and February 29, 2008. The complaints seek class certification, and the allegations include, but are not limited to, allegations that the defendants violated the Exchange Act and made false or misleading public statements and/or omissions concerning our business, internal controls, and financial results. The plaintiffs assert that as a result of the defendants' allegedly wrongful acts and omissions, members of the proposed class have suffered significant losses and damages. The individual class action lawsuits were consolidated on June 10, 2008, under the caption 'In Re Force Protection, Inc. Securities Litigation, Action No. 2:08-cv-845-CWH.' On June 20, 2008, a group of investors consisting of the Laborers' Annuity and Benefit System of Chicago, Gary Trautman, David J. Jager, Bhadra Shah, Panteli Poulikakos, George Poulikakos, and Niki Poulikakos were appointed lead plaintiff.

        Between March 27, 2008, and May 28, 2008, various alleged shareholders filed derivative lawsuits against former and current officers or board members wherein the plaintiff shareholders are seeking damages for the Company. The Company has been named a nominal defendant in each derivative lawsuit. Four derivative lawsuits are pending in the United States District Court for the District of South Carolina Charleston Division; two derivative lawsuits are pending in Charleston, South Carolina Circuit Court; and one derivative lawsuit is pending in Clark County, Nevada District Court. The plaintiff shareholders' allegations include and are not limited to allegations of breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment in connection with the Company's public statements regarding its operations and financial results, internal controls, compensation of certain defendants, and alleged insider stock sales by certain defendants. In August and September 2008, the defendants filed motions to dismiss the derivative lawsuits pending in the Charleston, South Carolina Circuit Court and the Clark County, Nevada District Court. The motions filed in the Clark County, Nevada District Court were denied on February 10, 2009. On February 10, 2009, the defendants' joint motion to dismiss the plaintiffs' derivative complaints filed in the Charleston, South Carolina Circuit court was denied as it relates to the Stevenson et al lawsuits and granted without prejudice as it relates to the Hughes et al lawsuit with leave granted to the Hughes et al plaintiffs to modify their complaint accordingly. Defendants' obligations to respond to the complaints in the derivative lawsuits pending in the United States District Court for the District of South Carolina have been suspended pending a ruling on motions filed by certain plaintiffs seeking consolidation of the lawsuits and appointment of a lead plaintiff.

  Other Disputes

        On August 21, 2007, we filed suit against Protected Vehicles, Inc. ("PVI") and three of PVI's employees (all of whom were former employees of Force Protection) in the United States District Court for the District of South Carolina. In the complaint, we alleged that the named defendants used our confidential information and trade secrets to create a competing business. We sought injunctive relief, unspecified damages, attorneys' fees and costs. The defendants answered our complaint and filed counterclaims against us. In their answers and counterclaims, the defendants alleged, among other things, that we and several of our current and former officers and directors engaged in: certain transactions (including transactions with Force Protection) in which such officers and directors maintained a financial interest; backdating and certain other improper acts in connection with certain stock issuances; allegedly wrongful acts with respect to a procurement contract with a foreign government; and other transactions involving alleged self-dealing and certain allegedly retaliatory acts in connection with defendants' prior attempts to bring such activities to the attention of the Company's personnel or governmental agencies. Defendants sought unspecified monetary damages, attorneys' fees and costs. On January 18, 2008, the district court entered an order staying the litigation in light of an involuntary bankruptcy petition filed on January 15, 2008, in the United States Bankruptcy Court for the District of South Carolina with respect to PVI. On February 5, 2008, PVI filed a voluntary Chapter 7 petition. On March 28, 2008, the Chapter 7 proceeding was converted to a Chapter 11 proceeding. On June 20, 2008, the Bankruptcy Court remanded the litigation back to the District Court, and on September 3, 2008, the bulk of PVI's assets, including certain rights and liabilities with respect to our suit against it, were sold to a third party. On July 31, 2008, we settled our claim against one of the employees, and we rehired him on October 13, 2008. As of February 2, 2009 Force Protection Industries, Inc. and Force Protection, Inc. entered into a settlement agreement with defendants, including the third-party purchaser, in which the defendants agreed to identify and return all our property and refrain from using it in the future, and agreed to dismiss all claims against us. The settlement agreement and release was approved by the United States Bankruptcy Court on February 19, 2009, and became effective on March 6, 2009.

        From February 2007 through January 2009, we received a total of 70 complaints from current and former employees filed with the United States Equal Employment Opportunity Commission alleging, among other things, race and/or gender discrimination. We have responded to the complaints as such responses have become due, and are investigating the allegations.

        On November 13, 2007, we were served with a lawsuit filed by former senior employee against Force Protection Inc., Force Protection Industries, Inc. and former Force Protection officers. The complaint, filed in the Charleston (South Carolina) County Court of Common Pleas, alleges, among other things, that former employee is owed warrants of approximately 83,000 shares of our common stock and certain back wages and sets forth claims for, inter alia, breach of contract, violation of the South Carolina Payment of Wages Act, retaliatory wrongful discharge, and defamation. We answered the complaint on January 25, 2008. We entered into a settlement agreeement and general release with the former employee on March 13, 2009.

        In early December 2007, we submitted a voluntary disclosure to DDTC regarding the shipment of technical manuals, Cheetah spare parts, armored vest plates, parts not listed on our license and transfers of technical data to and by our vendors without proper authorization or identification of the appropriate exemption. On January 22, 2008, the DDTC requested additional information and documentation for each specific shipment of these items within sixty days. In addition, the DDTC directed us to undertake certain specific measures, including, but not limited to, that we hire a full time senior export control compliance officer, implement certain procedures, conduct comprehensive ITAR training, immediately conduct a comprehensive export compliance audit, and institute a plan to conduct periodic audits of the export compliance program. On February 11, 2008, we provided DDTC with the job description for the Director of Export Controls, draft Export Controls Manual, ITAR presentation provided in new orientation training and the attendance logs for annual ITAR training provided to executives and other employees having ITAR responsibilities. On March 11, 2008, we provided DDTC with our draft audit plan and on June 2, 2008, we provided the final audit report. In response, we have hired an executive director of export controls. On July 14, 2008, we provided DDTC with supplemental information to our previous voluntary disclosure and other information identified in the audit. We have developed and implemented an Export Control Policies and Procedures Manual and ITAR Product Classification Guide, established an Export Control Council, and revised our Technology Control Plan and Code of Conduct and Ethics. As a result of the export compliance audit, we have identified additional unauthorized transfers internally at our facility and in support of U.S. operations in Iraq and Afghanistan as well as issues associated with the execution of our licenses and agreements. We have reported these matters to DDTC. On October 27, 2008, we received a letter from the DDTC advising that, following this voluntary disclosure, this matter has been closed without taking any civil penalties, but reserving the right to reopen if circumstances warrant.

        On February 8, 2008, a temporary independent contractor whose services we had terminated filed a complaint with OSHA which alleges a violation under the employee protection provisions of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002, 18 U.S.C. §1514A. The former independent contractor alleges that we terminated his engagement in retaliation for his allegation of certain corporate governance, government contracting, accounting and other irregularities. On April 18, 2008, we responded to the allegations. In August 2008 the claimant submitted a proposed amended complaint which sought to add additional claims and the current and former chief executive officers as defendants. On October 2, 2008, Force Protection and individuals submitted a further response. On November 20, 2008, the claimant exercised his rights under Section 806 to withdraw his claim from the Department of Labor, stating that he had decided instead to pursue his claims in a lawsuit in federal district court. As a result of the claimant's election, the Department of Labor terminated its processing of the matter at that time. However, to date we have not received any notice that the claimant has filed any lawsuit.

        On August 15, 2008, we received a $1.1 million notice of claim of lien for the balance of tooling supplied by a vendor to our prime contractor on the Roxboro Facility. We have demanded that the prime contractor resolve this matter with its vendor and indemnify us for this claim of lien.

        On October 14, 2008, we settled a claim for $583,000 by several investors in connection with the conversion of their shares of our preferred stock and alleged damages relating to warrants the investors allege were granted but never distributed to them.

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

        In addition, compliance with the directives of the DDTC discussed above may result in substantial expenses and diversion of management. Any failure to adequately address the directives of DDTC could result in civil fines or suspension or loss of our export privileges, any of which could have a material adverse effect on our business or financial position, results of operations, or cash flows.

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

        See Item 1A, Risk Factors in Part I of this Annual Report of Form 10-K.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We held our 2008 Annual Meeting of Shareholders on November 21, 2008. Our shareholders approved each of the following proposals by the votes specified below.

        Proposal No. 1—The election of two nominees as Class III Directors to the Board of Directors for a term of three years.

Nominee	For	Withheld	Percentage
John S. Day	56,067,795	2,832,020	95.1%
John W. Paxton, Sr.	56,048,443	2,851,372	95.1%

        After the 2008 Annual Meeting of Shareholders, Major General Jack A. Davis, USMC (RET.) continued his term as a Class I Director serving until the 2009 Annual Meeting of Shareholders and Michael Moody and Lieutenant General Roger G. Thompson, Jr., USA (RET.) continued their terms as Class II Directors serving until the 2010 Annual Meeting of Shareholders.

        Proposal No. 2—The approval of the proposed amendments to Force Protection, Inc.'s Amended Articles of Incorporation.

For	Against	Abstain
56,910,726	1,989,087	272,698

        Proposal No. 3—The ratification of the Audit Committee's appointment of Grant Thornton LLP, as Force Protection, Inc.'s independent registered public accounting firm for the fiscal year ended December 31, 2007, and the fiscal year ending December 31, 2008.

For	Against	Abstain
58,436,468	310,687	152,660

        Proposal No. 4—The approval of the Force Protection, Inc. 2008 Stock Plan.

For	Against	Abstain
30,403,919	5,966,515	175,267

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

        The following table reflects, for periods from and after January 18, 2007, the reported high and low sales prices of our common stock on the Nasdaq Capital Market and, for periods prior to that date, the reported high and low bid prices as reported on the OTC Bulletin Board. While listed on the OTC Bulletin Board, bid and ask quotations for our common shares were submitted by certain broker dealers who are members of the Financial Industry Regulatory Authority ("FINRA"), or its predecessor, the National Association of Securities Dealers, Inc. These quotations of our stock price while listed on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
2007
First Quarter (through January 17, 2007)	$24.30	$17.48
First Quarter (commencing January 18, 2007)	$22.95	$14.55
Second Quarter	$31.16	$18.40
Third Quarter	$24.50	$13.92
Fourth Quarter	$25.25	$3.89
2008
First Quarter	$5.74	$1.03
Second Quarter	$4.80	$2.00
Third Quarter	$4.40	$2.22
Fourth Quarter	$6.03	$1.70

        We estimate that there were 180 shareholders of record of our common stock as of March 20, 2009.

Dividend Policy

        We have never paid nor declared any cash dividends on our common stock. We currently intend to retain earnings, if any, to finance the growth and development of our business, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the board of directors and will depend on our financial position, results of operations, capital requirements, restrictions contained in current or future financing instruments, and other factors the board considers relevant.

Performance Graph

Comparison of five-year cumulative return among Force Protection, Inc., the S&P 600 Small Cap and the S&P Small Cap Aerospace and Defense Indices, and the Peer Group

        The annual changes for the five-year period shown in the graph below are based on the assumption that $100 had been invested in each of our common stock, the S&P 600 Small Cap Index, the S&P 600 Small Cap Aerospace and Defense Index and the Peer Group on December 31, 2003, and that all quarterly dividends were reinvested at the average of the closing stock prices at the beginning and end of the quarter. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on December 31, 2008, assuming reinvestment of all dividends.

Force Protection, Inc., S&P 600 Small Cap Index,
S&P 600 Small Cap Aerospace and Defense Index and Peer Group(1).

Date	Force Protection, Inc.	S&P 600 Small Cap	S&P 600 Small Cap Aerospace and Defense	Peer Group
December 2003	$100.00	$100.00	$100.00	$100.00
December 2004	$397.14	$122.60	$131.77	$135.63
December 2005	$92.86	$132.00	$133.21	$143.91
December 2006	$2072.62	$151.93	$155.34	$176.86
December 2007	$557.14	$151.48	$206.92	$237.26
December 2008	$711.90	$104.42	$133.33	$147.59

(1)
Total shareholder return assuming $100 invested on December 31, 2003 and reinvestment of dividends on quarterly basis.

 Peer Group

        The peer issuers included in the Peer Group are set forth below.

AAR Corp	DynCorp International	Moog, Inc.
Ceradyne, Inc.	Esterline Technologies Corp.	Orbital Sciences Corporation
Cubic Corporation	GenCorp Inc.	Teledyne Technologies Inc.
Curtiss-Wright Corporation	HEICO Corp.	TransDigm Group, Inc.
Ducommun, Inc	Hexcel Corp.	Triumph Group, Inc.
LMI Aerospace, Inc.

        We compared our stock performance with the S&P 600 Small Cap Index, the S&P 600 Small Cap Aerospace and Defense Index and the Peer Group. We believe these peer groups more closely reflect our business and, as a result, provide a more meaningful comparison of our stock performance. The comparison for each of the periods assumes that $100 was invested on December 31, 2003, in our common stock, the stocks included in each of the indices and the peer group and that all dividends were reinvested. The stock performance shown on the graph above is not necessarily indicative of future price performance.

Recent Sales of Unregistered Securities

        On each of January 11, 2008 and January 1, 2007, we issued an employee 50,000 shares of unregistered company stock pursuant to a Board resolution dated July 7, 2006.

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

ITEM 6.    SELECTED FINANCIAL DATA

        We derived the selected historical consolidated financial data presented below from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. You should refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in Part II of this Annual Report on Form 10-K and the notes to our accompanying consolidated financial statements for additional information regarding the financial data presented below, including matters that might cause this data not to be indicative of our future financial condition or results of operations. In addition, you should note the following information regarding the selected historical consolidated financial data presented below.

        The net income (loss) available to common shareholders for the years ended December 31, 2006, and 2005 was impacted by dividends and accretion for our Series D 6% convertible preferred stock. For additional information see Note 12, Earnings Per Common Share, to our accompanying consolidated financial statements.

        As of December 31, 2006, we removed the valuation allowance from the deferred tax asset as we expect to be able to utilize our net operating loss carry-forwards for federal income tax purposes. For additional information see Note 11, Income Taxes, to our accompanying consolidated financial statements.

As of and for the year ended December 31,	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Results of operations
Net sales	$1,326,331	$890,672	$196,017	$49,713	$10,273
Operating income (loss)	68,452	5,773	6,636	(15,630)	(11,839)
Income (loss) before income tax (expense) benefit	69,583	9,373	5,870	(14,405)	(11,954)
Income tax (expense) benefit	(22,664)	(1,721)	12,327	—	—
Net income (loss)	46,919	7,652	18,197	(14,405)	(11,954)
Net income (loss) available to common shareholders	46,919	7,652	16,574	(17,225)	(11,954)
Basic earnings (loss) per common share	0.69	0.11	0.37	(0.51)	(0.62)
Diluted earnings (loss) per common share	$0.69	$0.11	$0.36	$(0.51)	$(0.62)
Weighted average common shares outstanding:
Basic	68,314	68,054	44,786	33,927	19,358
Diluted	68,393	68,404	50,428	33,927	19,358
Financial Position at Year-End
Property and equipment, net	$61,429	$66,707	$8,964	$2,139	$1,037
Total assets	418,024	474,670	280,414	39,777	13,627
Current liabilities	136,417	242,746	62,392	38,372	10,958
Other long-term liabilities	139	295	168	—	111
Convertible preferred stock(a)	—	—	—	7,901	—
Shareholders' equity (deficit)	$278,327	$231,629	$217,854	$(6,497)	$2,558

(a)
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

Highlights and Executive Summary

        We are in the business of providing survivability solutions to support armed forces and security personnel in harm's way. We design, manufacture, test, deliver and support our blast- and ballistic-protected products to increase survivability of the users of our products. Our specialty vehicles, which we believe are at the forefront of blast- and ballistic-protected technology, are designed to protect their occupants from landmines, hostile fire, and improvised explosive devices ("IEDs"). In addition, we develop, manufacture, test, deliver and support products aimed at further enhancing the survivability of vehicles against additional threats. Our patented ForceArmor™ is designed to provide protection against explosively formed projectiles ("EFPs"). We are a key provider of the U.S. military's Mine Resistant Ambush Protected ("MRAP") vehicle program and have sold over 3,000 vehicles under this program. We also provide our Cougar Mastiff, Cougar Ridgback, Cougar Wolfhound, and Buffalo mine protected vehicles to the United Kingdom Ministry of Defence.

        During the period January 1, 2008, through December 31, 2008, we received orders for 474 vehicles. During this same period we delivered 2,067 vehicles under the MRAP and other blast- and ballistic-protected vehicle programs, including vehicles manufactured pursuant to the terms of our arrangement with General Dynamics Land Systems Inc. ("GDLS") (described further in Item 1, Business, Major Contracts under "MRAP Competitive Contract.") During the period January 1, 2008 through December 31, 2008, we also delivered eight ForceArmor™ kits, as well as $188 million in spare parts and $56 million in mechanical field services. During the period January 1, 2007 through December 31, 2007, we delivered 1,558 vehicles under blast- and ballistic-protected vehicle programs.

        Through an acquisition in 2002, we began shifting our principal focus from our then existing recreational watercraft production business to the production of mine clearing and armored vehicles. Our business began to grow exponentially when we were awarded contracts by the U.S. military in 2005 and each year after that. By 2008, substantially all of our net sales were derived from work performed directly or indirectly under U.S. government contracts. For the years ended December 31, 2008, 2007 and 2006, our net sales totaled $1.3 billion, $891 million, and $196 million, respectively, and our net income totaled $46.9 million, $7.7 million, and $18.2 million, respectively.

Overview

        All of our products are aimed at offering improved protection to personnel operating in areas posing threats of blast- or ballistic- attack. Since the early stages of Operation Iraqi and Operation Enduring Freedom, the U.S. military has sought a wheeled vehicle approach that balances three potentially competing operational or mission dynamics: (i) protection, which refers to the level of crew survivability against blast- and ballistic- attack; (ii) payload, which refers to the load that the vehicles can carry on board the platform, measured in units, such as crew members and cargo; and (iii) performance, which refers to a vehicle's automotive mobility, its ability to provide technological solutions to mission requirements, and its suitability for transportation in existing military aircraft and ships.

        We currently offer the following vehicle types aimed at fulfilling different operational or mission requirements:

  •
  The Buffalo platform;

  •
  The Cougar platform; and

  •
  The Cheetah platform.

        We also currently offer ForceArmor™ as an external bolt-on solution, which provides state-of-the-art protection against attack by EFPs. ForceArmor™ is designed of commercially available materials that, when combined and packaged into a kit, offer lightweight bolt-on solutions that can be tailored to bolt on to the outside of any military vehicle platform. It is a modular solution that enables unit commanders to rapidly install or remove the kit depending on the threat they face. We also offer products and solutions which are aimed at enhancing the survivability of vehicles against further attacks, such as our Life Cycle Support and ForceArmor™.

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

Our Business

Business Model and Key Concepts

        Our business is heavily influenced by the needs of the U.S. military for blast- and ballistic-protected wheeled vehicles. The DoD is our largest customer. For the past several years, substantially all of our net sales have been derived from the U.S. government. We align our workforce to satisfy our business requirements.

Key Challenges

        Our rapid growth has come with numerous challenges. Coupled with our reliance on the U.S. military for substantially all of our business, we have identified the following key challenges to continued success:

  •
  Continuing to capture contract awards for our products and services in a volatile marketplace;

  •
  Competing for life cycle logistics support for our fielded fleet of vehicles;

  •
  Establishing long term programs to include upgrades, remanufacture, and sustainment for our fleet of vehicles;

  •
  Continuing the expansion of our customer base both domestically and internationally;

  •
  Continuing the development of new products to bring to market; and

  •
  Eliminating or reducing internal control weaknesses over financial reporting and disclosure.

        As discussed in Item 1A, Risk Factors, the main uncertainty about our future operations is whether we will continue to receive additional orders or contracts for our vehicles or our survivability solutions. We have no further substantial MRAP vehicle orders to fulfill at this time. Orders for our Cougar variant vehicles will allow us to continue production through the second quarter of 2009 and for our Buffalo vehicles to extend production until the fourth quarter of 2009. It is impossible to predict with certainty whether such future orders or contracts will be placed by existing or new customers. If we do not receive future orders or contracts for production beyond such dates, it is unlikely that our vehicle business will continue and our business will be materially affected.

        As discussed in Item 1A, Risk Factors, substantially all of our income comes from our U.S. government contracts either as a prime contractor or as a subcontractor to another prime contractor to the U.S. government. We received and fulfilled substantial vehicle orders from the U.S. military under the MRAP program, which accounted for substantially all of the increase in our net sales during the year ended December 31, 2008. These orders have resulted, in significant part, from the particular combat situations encountered by the U.S. military in Iraq and Afghanistan, especially the use of IEDs by enemy combatants. We cannot be certain, therefore, to what degree the U.S. military will continue placing orders, and these orders may decrease significantly or cease. The loss or significant reduction in government funding of a large program in which we participate could also result in a material decrease to our future sales, earnings and cash flows.

        As discussed in Item 1A, Risk Factors, we have identified material weaknesses in our internal control over financial reporting and have concluded that our disclosure controls were not effective as of December 31, 2008, and although we have taken steps to correct our material weaknesses, we may still be subject to risks. If we are unsuccessful in implementing or following our remediation plan, or fail to update our internal control over financial reporting as our business evolves, we may be unable to report financial information timely and accurately or to maintain effective internal controls and procedures. There can be no assurance that, as a result of these remediation efforts or otherwise, we will not identify other inaccuracies in either our previous or future financial statements that will require amendments and restatements to those financial statements, which could have a material adverse effect on us and the price of our common stock.

        During 2008, we sought to stabilize our business to match our contract delivery order requirements. We recognized that our business was changing, and in response, we are attempting to rebalance our workforce and manufacturing capacity. We may incur costs as a result of our efforts to recalibrate our business to meet the needs of our customers. In addition, in the past three years we had sought to rapidly expand and develop our operations and production capacity. We have incurred costs and are continuing to incur significant costs associated with our rapid expansion based on the expectation of future contract revenues. We are still experiencing and may continue to experience certain effects from this rapid growth, such as payments under severance arrangements and the costs associated with excess manufacturing capacity and inventory. This growth had placed significant demands on our management and our administrative, operating, manufacturing and financial resources. In addition, our accounting and financial systems need to be substantially improved in order to accommodate our current and projected production levels and to support our government compliance requirements now that we are classified as a large business under applicable federal contracting regulations. We continue to face challenges in improving our administrative, operating, managerial, accounting and financial systems to accommodate our current and projected production levels.

Strategy and Key Trends

Strategy

        Our business strategy is built around three main imperatives: first, constant focus on innovation and the introduction of new survivability products and solutions; second, expand our customer base; and third, procure contracts for sustainment services of our fleet of vehicles across all customers. Specific components of the strategy, discussed in greater detail in Item 1, Business, include the following:

  •
  Identify new products and markets to meet evolving customer requirements;

  •
  Capitalize on demand for blast- and ballistic-protected vehicles and other survivability solutions;

  •
  Expand our total life cycle support footprint;

  •
  Focus on core competencies;

  •
  Leverage key relationships to grow our business; and

  •
  Develop and expand strategic partnerships.

Key Trends

        For periods subsequent to 2008, certain factors are expected to affect our results of operations as compared to results reported herein for 2006 through 2008. Some of these factors are:

  •
  Likely reduction of combat forces using our vehicles in Iraq will reduce the operational tempo placed on our fleet;

  •
  An increase in forces deploying to Afghanistan will necessitate changes to the vehicles and increased sustainment/maintenance requirements;

  •
  Declining defense budgets may have an impact on planned future defense procurement needs; and

  •
  Our current customers establishing long term plans and visibility for their fleets of our vehicles.

Results of Operations

        The following discussion and analysis is based on our consolidated statements of operations, which reflect our results of operations for the years ended December 31, 2008, 2007 and 2006, as prepared in accordance with GAAP.

        The following tables present our vehicle sales and our results of operations for the three years ended December 31, 2008, 2007 and 2006, as well as the percentage changes from year to year:

	For the year ended December 31,					Percentage Change
Units Sold	2008	2007		2006		2008 vs. 2007	2007 vs. 2006
Buffalo	81	85		28		(5)%	204%
Cougar (MRAP Competitive)*	1,724	1,165		—		48%	n/m
Cougar (all other variants)	262	308	(a)	199	(a)	(15)%	55%

Total units sold	2,067	1,558		227		33%	586%

n/m—not meaningful

*
– includes 905 and 461 vehicles produced by GDLS for the years ended December 31, 2008 and 2007, respectively.

(a)
– Excludes ILAV vehicles, for which we act as a subcontractor to primarily provide labor only for a portion of the production of the vehicles. As a result, we have also reduced the previously reported units sold for Cougar (all other variants) and total units sold by 99 and 58 units for the years ended December 31, 2007 and 2006, respectively.

	For the year ended December 31,			Percentage Change
(in thousands)	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Net sales	$1,326,331	$890,672	$196,017	49%	354%
Cost of sales	1,149,670	786,803	158,994	46%	395%

Gross profit	176,661	103,869	37,023	70%	181%
General and administrative expenses	93,950	84,044	27,183	12%	209%
Research and development expenses	14,259	14,052	3,204	1%	339%

Operating income	68,452	5,773	6,636	1,086%	(13)%
Other income, net	1,463	4,209	963	(65)%	337%
Interest expense	(332)	(609)	(1,729)	(45)%	(65)%

Income before income tax (expense) benefit	69,583	9,373	5,870	642%	60%
Income tax (expense) benefit	(22,664)	(1,721)	12,327	1,217%	114%

Net income	46,919	7,652	18,197	513%	(58)%
Accretion of Series D 6% convertible preferred stock	—	—	(1,297)	n/a	n/m
Preferred stock dividend	—	—	(326)	n/a	n/m

Net income available to common shareholders	$46,919	$7,652	$16,574	513%	(54)%

n/m—not meaningful

Results of Operations for the Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Units sold

        The increase in vehicles sold in 2008 compared to 2007 is primarily due to vehicles sold pursuant to the contracts awarded to us under the MRAP program. The vehicles sold pursuant to our MRAP Competitive Contract, which started shipping in the first quarter of 2007, represent 1,724 or 83% of the vehicles sold in 2008, compared to 1,165 or 75% of the vehicles sold in 2007.

Net sales

        The increase in net sales for the year ended December 31, 2008 compared with the year ended December 31, 2007 is attributable to an increase in the volume of vehicle deliveries, spare parts, and logistics services (field service representatives, training, ILAV subcontractor revenues and technical publications). The mix of vehicles delivered and spare parts and logistics sales are set forth in the following table:

	For the year ended December 31,
(in thousands)	2008	2007	Percentage Change
Buffalo	$57,034	$58,360	(2)%
Cougar (all variants)(a)	1,015,619	741,036	37%
Spare parts and logistics	253,678	91,276	178%

	$1,326,331	$890,672	49%

(a)
Revenue for ILAV for which we act as a subcontractor to primarily provide labor only for a portion of the production of the vehicles is excluded from Cougar (all variants) revenue and included in spare parts, upgrades and services revenue. As a result, we have reclassified

  $13.8 million from Cougar (all variants) to spare parts, upgrades and services revenue for the year ended December 31, 2007. Additionally, we have reclassified $5.6 million and $468,000 for the three months ended March 31, 2008 and June 30, 2008, respectively. The 2008 reclassifications are reflected in the amounts reported here for the year ended December 31, 2008.

Cost of sales and Gross profit

	For the year ended December 31,
(in thousands)	2008	2007
Cost of sales	$1,149,670	$786,803
Gross profit	$176,661	$103,869
Gross profit as a percentage of net sales	13.3%	11.7%

        The gross profit as a percentage of net sales increased by 1.6 percentage points for the year ended December 31, 2008 compared with the year ended December 31, 2007. The increase was primarily a result of several factors:

  (1)
  cost savings resulting from increased material and labor efficiencies;

  (2)
  increased higher profit margin sales of spare parts and training services versus vehicle sales;

  (3)
  $9.2 million lower write-down of our raw material and supplies to their net realizable values in 2008, net of items used in production of $5.7 million of parts that had been previously written down; and

  (4)
  $5.7 million lower losses on purchase commitments.

        These increases were partially offset by increased GDLS Subcontract activity, whereby we recognized minimal gross profit in 2008 and no gross profit in 2007 on vehicles produced by GDLS. The revenue on vehicles produced by GDLS totaled $479.5 million and $228.1 million for the years ended December 31, 2008 and 2007, respectively.

General and administrative expenses

	For the year ended December 31,
(in thousands)	2008	2007
General and administrative expenses	$93,950	$84,044
As a percentage of net sales	7.1%	9.4%

        General and administrative expenses increased by approximately $9.9 million for the year ended December 31, 2008 compared with the year ended December 31, 2007. Demand for our blast- and ballistic-protected vehicles was substantially unchanged during 2008. We produced and shipped 1,162 vehicles (excluding those produced by GDLS) in 2008 versus 1,097 vehicles (excluding those produced by GDLS) in 2007, or an increase of 6%. The increase in general and administrative expense was primarily due to increased use of outside services in 2008 to restate each of the interim periods of 2007, related litigation and other litigation; costs related to excess capacity and impairment of certain Roxboro, North Carolina facility assets; the costs of right sizing of our workforce by over 600 full-time equivalent positions to more closely align with current and anticipated reduced future business levels; implementation of a short-term incentive compensation plan for executives; and a one-time contribution to the Medical University of South Carolina Foundation for brain trauma research. These increases were partially offset by the absence of a liquidated damage charge incurred during the year ended December 31, 2007 related to our December 2006 Private Investment in Public Entity ("PIPE")

stock offering because the registration statement for the PIPE shares was not declared effective within the required time frame.

        Significant year-over-year cost increases included: legal fees ($6.2 million), impairment charges ($4.9 million), consulting fees ($4.3 million), audit fees ($4.0 million), gain share and short-term incentive compensation ($3.9 million), severance expenses ($2.6 million), and charitable contributions ($1.5 million). These increases were partially offset by the following year-over-year cost decreases: PIPE-related liquidated damage charges ($7.2 million), litigation settlements and related expense ($2.8 million), stock-based compensation ($2.2 million) and all other net general and administrative expenses ($5.3 million).

Research and development expenses

	For the year ended December 31,
(in thousands)	2008	2007
Research and development expenses	$14,259	$14,052
As a percentage of net sales	1.1%	1.6%

        Research and development expense increased by approximately $0.2 million for the year ended December 31, 2008 compared with the year ended December 31, 2007. The increase was primarily due to an increase in prototype build activity. During 2008, we introduced Force Armor™, developed and finished a protoype of the Tactical Support Vehicle and developed the Cheetah M-ATV.

Other income

        Other income decreased approximately $2.7 million for the year ended December 31, 2008 as compared with the year ended December 31, 2007 primarily due to decreased levels of average funds available for investing and lower rates of return. Management consciously concentrated funds in lower return, but lower risk, investment vehicles in the latter part of 2008 as a precaution against the impact of the nation's banking crisis.

Interest expense

        Interest expense decreased $0.3 million for the year ended December 31, 2008 as compared with the year ended December 31, 2007 primarily due to lower costs related to the refinancing of the company's line of credit.

Income tax (expense) benefit

        We recorded income tax (expense) for the year ended December 31, 2008 as a result of the increase in our net sales and profitability compared to the year ended December 31, 2007. The effective income tax rates for the year ended December 31, 2008 and 2007 were (32.57)% and (18.36)%, respectively. See Note 11, Income Taxes, in the accompanying consolidated financial statements.

Series D 6% convertible preferred stock dividends and accretion

        There are no preferred stock dividends or accretion of preferred stock in 2008 as all preferred stock was converted to common stock by year-end 2006.

Net Income available to common shareholders

	For the year ended December 31,
	2008	2007
Diluted earnings per share	$0.69	$0.11

        Net income available to common shareholders for the year ended December 31, 2008 increased over 2007 primarily due to increased gross margins, partially offset by higher income tax expenses.

Backlog

        The following table sets forth the number of vehicles included in our backlog as of December 31, 2008. The backlog shown in the following table is "funded" backlog, meaning that it reflects vehicles for which we have received orders and for which funding has been appropriated and authorized for expenditure by the applicable agency. We cannot assure you that we will deliver or sell all of the vehicles included in our backlog. See Item 1A, Risk Factors in Part I of this Annual Report on Form 10-K.

Vehicle Funded Backlog
As of December 31, 2008
Buffalo	69
Cougar MRAP (Competitive)*	5
Cougar Mastiff	24
Cougar Ridgback	83
Cougar (all other variants)	28

TOTAL	209

    *
    Refers to Cougar vehicles manufactured under the GDLS Subcontract pursuant to which we and GDLS fulfill the MRAP Competitive Contract.

Results of Operations for the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Units sold

        The increase in vehicles sold in 2007 compared to 2006 is primarily due to vehicles sold pursuant to the contracts awarded to us under the MRAP program. The vehicles sold under such contracts, which started shipping in the first quarter of 2007, represent approximately 91% of the vehicles sold in 2007.

Net sales

        The increase in net sales for the year ended December 31, 2007 compared with the year ended December 31, 2006 is attributable to an increase in volume of vehicle deliveries, spare parts, and logistics services (field service representatives and technical publications). The mix of vehicles delivered and spare parts and logistics sales are set forth in the following table:

	For the year ended December 31,
(in thousands)	2007	2006	Percentage Change
Buffalo	$58,360	$28,127	107%
Cougar (all variants)	741,036	132,872	458%
Spare parts and logistics	91,276	35,018	161%

	$890,672	$196,017	354%

Cost of sales and Gross profit

	For the year ended December 31,
(in thousands)	2007	2006
Cost of sales	$786,803	$158,994
Gross profit	$103,869	$37,023
Gross profit as a percentage of net sales	11.7%	18.9%

        The gross profit decreased by 7.2 percentage points for the year ended December 31, 2007 compared with the year ended December 31, 2006. The gross profit was impacted by 4.1 percentage points as a result of GDLS Subcontract activity, whereby we recognized no gross profit on $231.9 million of vehicles sold that were produced by GDLS. We also incurred a write-down of our raw material and supplies to their net realizable values in the amount of $15.8 million, and we incurred a loss of $5.9 million on firm commitments to acquire raw materials and supplies. See Note 3, Inventories, in the accompanying consolidated financial statements. The remainder of the decrease was primarily due to operational inefficiencies, and the use of contract labor in the production process. We define the gross profit percentage as net sales less cost of sales divided by net sales.

General and administrative expenses

	For the year ended December 31,
(in thousands)	2007	2006
General and administrative expenses	$84,044	$27,183
As a percentage of net sales	9.4%	13.9%

        General and administrative expenses increased by approximately $56.9 million for the year ended December 31, 2007 compared with the year ended December 31, 2006, or an increase of 209%. Demand for our blast- and ballistic-protected vehicles increased substantially during 2007, especially for the Mine Resistant Ambush Protected ("MRAP") vehicles, in response to the pervasive threat confronting our troops in Iraq and Afghanistan from land mines, hostile fire, and improvised explosive devices ("IEDs"). We expanded our operations such that we were able to produce and ship 1,558 vehicles in 2007 versus only 227 vehicles in 2006, or an increase of 586%. The increase in expense was primarily due to our increased general and administrative functions required to support the increased vehicle production activities associated with the MRAP program and the rapidly expanding customer base.

        Prior to 2007, we did not have the operational or administrative infrastructure in place to accommodate this accelerated level of production volume. Establishing this infrastructure resulted in a sizeable increase in general and administrative costs, especially since it was accomplished in such a short timeframe in order to deliver the vehicles to the battlefield as quickly as possible. We experienced growth in accounting, program and contract management, human resources, information systems, business development, and other support functions. As a result, employees in our administrative functions increased from approximately 300 to approximately 675, as of December 31, 2006 and 2007, respectively. In addition, we had approximately 125 contractors filling newly created administrative positions as of December 31, 2007.

        We also engaged outside consultants to function as our internal audit department and assist with our evaluation of internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

        We incurred a liquidated damage charge of $7.2 million during the year ended December 31, 2007 related to our December 2006 Private Investment in Public Entity ("PIPE") stock offering because the registration statement for the PIPE shares was not declared effective within the required time frame. See Note 6, Other Current Liabilities, in the accompanying consolidated financial statements.

        Significant year-over-year cost increases included salaries, wages and fringe benefits, ($15.5 million), consulting and temporary labor ($14.8 million), liquidated damages ($7.2 million), marketing, sales and other administrative costs ($4.2 million), supplies ($3.5 million), travel ($2.9 million), depreciation ($2.7 million), information technology ($2.3 million), legal settlements and other charges ($2.3 million), and other general and administrative expenses ($1.5 million).

Research and development expenses

	For the year ended December 31,
(in thousands)	2007	2006
Research and development expenses	$14,052	$3,204
As a percentage of net sales	1.6%	1.6%

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

Income tax (expense) benefit

        We incurred income tax (expense) for the year ended December 31, 2007 as a result of the increase in our net sales and profitability compared to the year ended December 31, 2006. The effective income tax rate for the year ended December 31, 2007 was (18.4%). See Note 11, Income Taxes, in the accompanying consolidated financial statements. In addition, as of December 31, 2006, the valuation allowance for deferred tax assets of $14.2 million was eliminated as we expect to realize future earnings sufficient to fully utilize the accumulated income tax benefit.

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

Sources and Uses of Cash

        Our primary sources of funding are cash flows from operations and from financing activities. Over the past three years, our funds were used primarily to fund working capital requirements and to make capital expenditures. The following chart shows the cash flows provided by or used in operating, investing, and financing activities for 2008, 2007, and 2006 (in thousands):

	For the year ended December 31,
	2008	2007	2006
Net cash provided by (used in) operating activities	$37,031	$(9,075)	$(25,920)
Net cash used in investing activities	(16,318)	(59,717)	(7,537)
Net cash (used in) provided by financing activities	(709)	3,470	188,559

Increase (decrease) in cash and cash equivalents	$20,004	$(65,322)	$155,102

        We ended 2008 with $111.0 million of cash and cash equivalents, an increase from $91.0 million at the end of 2007 and a decrease from $156.3 million at the end of 2006.

Cash Flow from Operating Activities

        Cash provided by operating activities increased by $46.1 million during the year ended December 31, 2008 compared to 2007. This change was primarily due to an increase in net income partially offset by an increase in working capital. Working capital excluding cash increased $37.2 million over the prior year. Changes in working capital excluding cash in 2008 included:

  (1)
  an increase in accounts receivable of $19.7 million resulting primarily from a change in sales mix (a higher portion of vehicles sold in the fourth quarter of 2008 did not have advance payments);

  (2)
  a decrease in inventories of $52.1 million resulting primarily from a reduction in the purchase of raw material and supplies related to the MRAP program as its production cycle nears its end, and the write-down of obsolete inventory;

  (3)
  a decrease in accounts payable of $99.4 million, reflecting an increase in payments to suppliers and a reduction in inventory purchases;

  (4)
  a decrease in advance payment on contracts of $27.0 million, offset by a decrease in advances to subcontractor of $25.1 million, resulting from a reduction in the number of vehicles under contract for which we receive and make advance payments;

  (5)
  an increase in the amount due to the U.S. government of $20.0 million, primarily due to an increased definitization reserve requirement for vehicles sold under the FMS contracts; and

  (6)
  a decrease of $11.7 million in the other components of working capital.

        The majority of our cash receipts are from the U.S. government and other foreign governments, and therefore the risk of default on payment of our accounts receivable as of December 31, 2008 is very low. However, the deepening global credit crisis and recession in the United States and western Europe may have an impact on the U.S. and other governments to continue to fund defense contracts and programs or delay payments to its contractors in the future.

        Cash used in operating activities decreased by $16.8 million during the year ended December 31, 2007 compared with 2006. This change was primarily due to an increase in advance payments on contracts partially offset by an increase in working capital and a decrease in deferred income taxes. Our advance payments on contracts increased due to the receipt of performance-based payments on the MRAP program. Working capital usage increased $26.7 million (accounts receivable, inventories, and accounts payable) to support increased sale volumes. Deferred income taxes decreased due to the elimination of the valuation allowance for deferred tax assets of $14.2 million as of December 31, 2006.

Cash Flow from Investing Activities

        Cash used in investing activities decreased by $43.4 million during 2008 compared with 2007. During 2008, we expended approximately $16.3 million primarily to complete the expansion of our manufacturing capability and capacity that we began in 2007 and to upgrade our information technology infrastructure. The majority of those expenditures were made in the first three months of 2008. We anticipate that capital expenditures for 2009 will total approximately $10-$15 million.

        As our business grew, we made several significant acquisitions and expanded our manufacturing capacity and infrastructure. In March 2007, we purchased the research and developmental testing facility of NEWTEC Services Group, Inc., located near Edgefield, South Carolina, for $5.5 million, $5.1 million of which was in cash. In March 2007, we purchased real and personal property located in Summerville, South Carolina, for $4.1 million in cash to use as a product development and logistic services training center. In July 2007, we purchased land and an approximately 430,000 square foot building in Roxboro, North Carolina, for $3.5 million that we intend to use for training and sustainment purposes. Also, in July 2007, we completed construction on and placed into service a 90,000 square foot warehouse facility at our corporate headquarters in Ladson, South Carolina, at a cost of approximately $3.5 million in cash. During 2007, we began to construct additional assembly lines. Construction in progress for the year ended December 31, 2007 totaled $31.3 million. Additionally, we made leasehold improvements totaling $10.2 million and purchased computer equipment and software totaling $4.0 million.

        During 2006, we acquired a paint booth, overhead cranes and welding equipment to expand our manufacturing capacity. We also acquired computers, furniture and a more robust accounting system to support our business growth.

Cash Flow from Financing Activities

        During the years ended December 31, 2008 and 2007, we did not issue common stock (except for exercised employee options and vested restricted stock) or debt to fund business activities. During the year ended December 31, 2006, we issued common stock for two private placements in public equity and exercised common stock warrants, totaling $196.2 million to fund the expansion of the business and retired $7.5 million of short-term debt. See Note 9, Shareholders' Equity, in the accompanying consolidated financial statements.

Current Liquidity and Capital Resources

        Our cash and cash equivalents as of December 31, 2008 were held for working capital purposes and were invested primarily in short-term United States Treasury bills and money market funds. We do not enter into investments for trading or speculative purposes.

        During 2008, we expended approximately $16.3 million to complete the expansion of our manufacturing capability and capacity and to upgrade our information technology infrastructure. We do not expect any major capital expenditures in 2009.

        The amount of capital that we will require depends on several factors, including without limitation, the extent and timing of sales of our products, performance based payments, inventory costs, costs of raw materials and components, labor costs, costs of improving our financial and accounting systems, the timing and costs associated with the expansion of our manufacturing, development, engineering and customer support capabilities, the timing and cost of our product development and enhancement activities and our operating results. We currently estimate that the cash flow we anticipate will be generated by our business will be sufficient to meet our presently budgeted capital expenditures and our other presently anticipated cash needs for the year ending December 31, 2009. In addition, we have available to us a $40 million line of credit, which expires on April 30, 2010. After that time, we expect that we may need to obtain additional sources of capital, which may include borrowings or the issuance of debt or equity securities, including common stock, and there can be no assurance that such financing will be available to us when we need it or, if available, that the terms of any such financing will be satisfactory to us and not dilutive to our shareholders. Any failure to obtain necessary capital as and when required could have a material adverse effect on our business, prospects, financial position, results of operations and cash flows.

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

        As of December 31, 2008, we do not have any obligation under certain guarantees or contracts as defined above.

        As of December 31, 2008, we do not have any retained or contingent interest in assets as defined above.

        As of December 31, 2008, we do not hold derivative financial instruments, as defined by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

        As of December 31, 2008, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2008 and 2007, we were not involved in any unconsolidated SPE transactions.

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

        Our consolidated contractual obligations as of December 31, 2008, are as follows (in thousands):

	Total	2009	2010 - 2011	2012 - 2013	2014 and Thereafter
Operating lease obligations(a)(b)(d)	$11,132	$2,525	$4,171	$3,523	$913
Purchase obligations(b)(c)(d)	117,533	117,533	—	—	—
Other long-term liabilities(d)(e)	300	150	150	—	—

Total	$128,965	$120,208	$4,321	$3,523	$913

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

(e)
Includes accreted interest at 7.25% for the non-compete agreement portion.

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

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Income taxes
We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities. They are also recorded with respect to net operating losses and other tax attribute carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the income of the period that includes the enactment date.

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

Recent Accounting Pronouncements

        In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. FASB Statement No. 162 defines the order in which accounting principles that are generally accepted should be followed. FASB Statement No. 162 became effective November 15, 2008. We follow the hierarchy and therefore expect that the adoption of FASB Statement No. 162 will not have a material impact on our consolidated financial position, results of operations, and cash flows.

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

        In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FASB Statement No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. FASB Statement No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. FASB Statement No. 161 permits, but does not require, comparative disclosures for earlier periods at initial adoption. We do not have financial instruments subject to FASB Statement No. 133, and, as a result, the adoption of FASB Statement No. 161 will not have a material effect on our consolidated financial position, results of operations, cash flows or disclosures related to derivative instruments and hedging activities.

        In September 2006, FASB issued FASB Statement No. 157, Fair Value Measurements, which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value. Specifically, the standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. FASB Statement No. 157 does not expand the use of fair value to any new circumstances, and must be applied on a prospective basis except in certain cases. The standard also requires expanded financial statement disclosures about fair value measurements, including disclosure of the methods used and the effect on earnings.

        In February 2008, FASB Staff Position ("FSP") FAS No. 157-2, Effective Date of FASB Statement No. 157, was issued. FSP No. 157-2 defers the effective date of FASB Statement No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

        The partial adoption of FASB Statement No. 157 on January 1, 2008, with respect to financial assets and financial liabilities recognized or disclosed at fair value in the consolidated financial statements on a recurring basis did not have a material impact on our consolidated financial statements. We are in the process of analyzing the potential impact of FASB Statement No. 157 relating to our January 1, 2009 adoption of the remainder of the standard.

        On January 1, 2008, we adopted FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FASB Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, which are not otherwise currently required to be measured at fair value. Under FASB Statement No. 159, the decision to measure items at fair value is made at specified election dates on an instrument-by-instrument basis and is irrevocable. Entities electing the fair value option are required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. The new standard did not impact our consolidated financial statements as we did not elect the fair value option for any instruments existing as of the adoption date. However, we currently plan to evaluate the fair value measurement election with respect to financial instruments we enter into in the future.

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

        The financial statements have been reviewed by the Audit Committee and, together with the other required information in this Annual Report, approved by the Board of Directors. In addition, the 2008, 2007, and 2006 financial statements have been audited by Grant Thornton LLP whose reports are provided on the following pages.

/s/ MICHAEL MOODY MICHAEL MOODY Chief Executive Officer	/s/ CHARLES MATHIS CHARLES MATHIS Chief Financial Officer
March 26, 2009

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Force Protection, Inc.:

        We have audited Force Protection, Inc. (a Nevada Corporation) and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment.

  •
  Accounting for revenue recognition

  •
  Inadequate monitoring of non-routine and non-systematic transactions

        In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Force Protection, Inc. and subsidiaries as of December 31, 2008 and December 31, 2007, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2008. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements, and this report does not affect our report dated March 26, 2009 which expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Columbia, South Carolina
March 26, 2009

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Force Protection, Inc.:

        We have audited the accompanying consolidated balance sheets of Force Protection, Inc. (a Nevada corporation) and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Force Protection, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in the notes to consolidated financial statements, effective January 1, 2007, the Company adopted the provision of Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109."

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Force Protection, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 26, 2009, expressed an adverse opinion on the effectiveness of the Company's internal controls over financial reporting.

/s/ Grant Thornton LLP

Columbia, South Carolina
March 26, 2009

Force Protection, Inc. and Subsidiaries

Consolidated Balance Sheets

	As of December 31,
	2008	2007
Assets	(In Thousands,
Current assets:	Except Share Data)
Cash and cash equivalents	$111,001	$90,997
Accounts receivable, net of allowance for doubtful accounts of none in 2008 and $323 in 2007	138,449	118,794
Inventories	88,502	140,639
Advances to subcontractor	—	25,106
Deferred income tax assets	15,572	14,530
Income taxes receivable	—	6,565
Other current assets	2,417	8,481

Total current assets	355,941	405,112
Property and equipment, net	61,429	66,707
Intangible assets, net	654	1,355
Deferred income tax assets	—	1,496

Total assets	$418,024	$474,670

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$47,115	$146,515
Due to United States government	39,015	18,969
Other current liabilities	20,783	20,710
Advance payments on contracts	29,504	56,552

Total current liabilities	136,417	242,746
Deferred income tax liabilities	3,141	—
Other long-term liabilities	139	295

	139,697	243,041

Commitment and contingencies
Series D 6% convertible preferred stock, $.001 par value; 20,000 shares authorized; none issued and outstanding	—	—

Shareholders' equity:
Series A preferred stock, $.001 par value; 1,600 shares authorized; none issued and outstanding	—	—
Series B preferred stock, $.001 par value; 25 shares authorized; none issued and outstanding	—	—
Series C preferred stock, $.001 par value; 150 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value; 300,000,000 shares authorized; issued and outstanding 68,349,162 in 2008 and 68,247,648 in 2007	68	68
Additional paid-in capital	256,939	257,160
Retained earnings (accumulated deficit)	21,320	(25,599)

Total shareholders' equity	278,327	231,629

Total liabilities and shareholders' equity	$418,024	$474,670

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

Force Protection, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the year ended December 31,
	2008	2007	2006
	(In Thousands, Except Per Share Data)
Net sales	$1,326,331	$890,672	$196,017
Cost of sales	1,149,670	786,803	158,994

Gross profit	176,661	103,869	37,023
General and administrative expenses	93,950	84,044	27,183
Research and development expenses	14,259	14,052	3,204

Operating income	68,452	5,773	6,636
Other income, net	1,463	4,209	963
Interest expense	(332)	(609)	(1,729)

Income before income tax (expense) benefit	69,583	9,373	5,870
Income tax (expense) benefit	(22,664)	(1,721)	12,327

Net income	46,919	7,652	18,197
Accretion of Series D 6% convertible preferred stock	—	—	(1,297)
Preferred stock dividend	—	—	(326)

Net income available to common shareholders	$46,919	$7,652	$16,574

Earnings per common share:
Basic	$0.69	$0.11	$0.37

Diluted	$0.69	$0.11	$0.36

Weighted average common shares outstanding:
Basic	68,314	68,054	44,786

Diluted	68,393	68,404	50,428

The accompanying notes to consolidated financial statements are an integral part of these statements.

Force Protection, Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity

	For the year ended December 31,
	2008	2007	2006
	(In Thousands, Except Share Data)
NUMBER OF COMMON SHARES OUTSTANDING
Balance at beginning of year	68,247,648	66,762,565	36,114,216
Issuance for:
Cash—Private placement	—	(27,700)	21,250,000
Cash—Warrants	—	—	2,852,140
Employee stock option exercises	31,000	1,415,481	1,000
Employee and board of director stock grants	70,514	97,302	313,644
Third-party agreements	—	—	30,000
Other	—	—	8,937
Conversion of Series D 6% convertible preferred stock to common stock	—	—	6,192,628

Balance at end of year	68,349,162	68,247,648	66,762,565

COMMON STOCK
Balance at beginning of year	$68	$67	$36
Issuance for:
Cash—Private placement	—	Nil	21
Cash—Warrants	—	—	3
Employee stock option exercises	Nil	1	Nil
Employee and board of director stock grants	Nil	Nil	1
Third-party agreements	—	Nil	Nil
Other	—	—	Nil
Conversion of Series D 6% convertible preferred stock to common stock	—	—	6

Balance at end of year	$68	$68	$67

COMMON STOCK WARRANTS
Balance at beginning of year	$—	$—	$5,781
Issuance for common stock	—	—	(5,781)

Balance at end of year	$—	$—	$—

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year	$257,160	$251,038	$38,808
Issuance of common stock for:
Cash—Private placement	—	—	185,806
Cash—Warrants	—	—	16,153
Employee stock option exercises	46	1,335	6
Employee and board of director stock grants	Nil	—	—
Third-party agreements	—	—	Nil
Other	—	—	1,119
Conversion of Series D 6% convertible preferred stock to common stock	—	—	9,192
Accretion of Series D 6% convertible preferred stock	—	—	(1,297)
Stock-based compensation	270	2,511	1,251
Income tax effect realized from stock transactions	(537)	2,276	—

Balance at end of year	$256,939	$257,160	$251,038

RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance at beginning of year	$(25,599)	$(33,251)	$(51,122)
Net income	46,919	7,652	18,197
Series D 6% convertible preferred stock dividends:
Cash	—	—	(277)
Common stock	—	—	(49)

Balance at end of year	$21,320	$(25,599)	$(33,251)

The accompanying notes to consolidated financial statements are an integral part of these statements.

Force Protection, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2008	2007	2006
	(In Thousands)
Cash flows from operating activities:
Net income	$46,919	$7,652	$18,197

Adjustments to reconcile net income to net cash provided by (used in) operating activities—
Depreciation and amortization	12,761	5,810	769
Deferred tax provision (benefit)	3,058	(3,699)	(12,327)
Income tax effect realized from stock transactions	537	(2,276)	—
Stock-based compensation	270	2,511	1,251
Common stock issued for services and other expenses	—	—	1,071
Provision for asset impairment	4,947	—	—
Allowance for doubtful accounts	(323)	278	45
Provision for inventory obsolescence	12,269	15,772	1,925
Warranty reserve	1,546	1,844	164
Reserve for loss on firm purchase commitments	148	5,871	—
Loss on disposal of property and equipment	61	—	—
(Increase) decrease in assets—
Accounts receivable	(19,332)	(77,037)	(37,395)
Inventories	39,868	(96,015)	(29,835)
Advances to subcontractor	25,106	(25,106)	—
Income taxes receivable	6,565	(4,289)	—
Other current assets	6,064	(8,108)	(107)
Increase (decrease) in liabilities—
Accounts payable	(94,872)	103,060	23,965
Due to United States government	20,046	12,946	5,006
Other current liabilities	(1,559)	7,983	1,126
Advance payments on contracts	(27,048)	43,728	225

Total adjustments	(9,888)	(16,727)	(44,117)

Net cash provided by (used in) operating activities	37,031	(9,075)	(25,920)

Cash flows from investing activities:
Capital expenditures	(16,318)	(59,717)	(7,537)

Net cash used in investing activities	(16,318)	(59,717)	(7,537)

Cash flows from financing activities:
Proceeds from issuance of common stock:
Private placement	—	—	185,828
Warrants	—	—	10,375
Other	46	1,336	6
Dividends on Series D 6% convertible preferred stock	—	—	(277)
Payments on debt	—	—	(7,500)
Income tax effect realized from stock transactions	(537)	2,276	—
Net increase (decrease) in other long-term liabilities	(218)	(142)	127

Net cash provided by (used in) financing activities	(709)	3,470	188,559

Increase (decrease) in cash and cash equivalents	20,004	(65,322)	155,102
Cash and cash equivalents at beginning of year	90,997	156,319	1,217

Cash and cash equivalents at end of year	$111,001	$90,997	$156,319

Supplemental cash flow information:
Cash paid during the year for
Interest, net of amounts capitalized	$302	$616	$1,722
Income taxes	$8,861	$9,940	$—
Supplemental schedule of noncash investing and financing activities:
Property and equipment additions in accounts payable	$273	$4,801	$—
Note payable, net of discount, issued as consideration for non-compete agreement	$—	$390	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Organization and Description of the Business

        Force Protection, Inc., reincorporated under the laws of Nevada in 2005, and its subsidiaries, is a provider of blast- and ballistic-protected products used to support armed forces and security personnel in harm's way. We design, manufacture, test, deliver and support our blast- and ballistic-protected products with the purpose to increase survivability of the users of the products. Our specialty vehicles, which we believe are at the forefront of blast- and ballistic-protected technology, are designed to protect their occupants from landmines, hostile fire, and improvised explosive devices ("IEDs"). Our primary customer is the United States Department of Defense ("DoD"). We are a key provider of the U.S. military's Mine Resistant Ambush Protected ("MRAP") vehicle program and have sold over 3,000 vehicles under this program. We also provide our Cougar Mastiff, Cougar Ridgback, Cougar Wolfhound, and Buffalo mine protected vehicles to the United Kingdom Ministry of Defence. In total, across all vehicle programs we have sold approximately 4,000 vehicles.

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

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

Customer Concentration

        Substantially all of our revenue comes from our DoD contracts either as a prime contractor or as a subcontractor to another prime contractor to the U.S. government. Revenue from contracts for which we are the prime contractor approximated 96%, 94%, and 82%, of Net sales for the years ended December 31, 2008, 2007, and 2006, respectively. Our accounts receivable from the U.S. government as of December 31, 2008 and 2007 were 83% and 89% of our accounts receivable, respectively.

Law and Regulations

        As a result of our DoD contracts, we are required to participate in the U.S. government contracting process, which involves extensive statutes, regulations and requirements of the U.S. government agencies and entities that govern these programs, including award, administration, funding, and performance of contracts. These statutes and regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, federal national security, contract pricing and cost, funding, contract termination and adjustment, audit requirements, and protection of classified information requirements. Our failure to comply with these regulations and requirements could result in reductions of the value of contracts, contract modifications or termination, loss of security clearance, and the assessment of civil or criminal penalties and fines, inability to win new contracts, and lead to suspension or debarment from government contracting or subcontracting for a period of time, any of which could have a material adverse affect on our financial position, results of operations, and cash flows.

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

        There are certain federal laws that, while not specifically directed at us as a contractor, may affect our U.S. government contracts. The Anti-Deficiency Act is one of the major laws through which Congress exercises its constitutional control of the public purse. The Anti-Deficiency Act indirectly regulates how the agency awards our contracts and pays our invoices. Accounts receivable related to DoD contracts approximated 83% and 89% of our accounts receivable as of December 31, 2008 and 2007, respectively.

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

        As a result of the adjustments related to the definitization process, we recognize a liability, Due to United States government, and reduce gross sales to arrive at net sales. As of December 31, 2008, our liability for contracts subject to the definitization process has been determined based upon our estimate of final contract prices or subsequently negotiated settlements. As of December 31, 2007, our liability for contracts subject to the definitization process have been determined based upon subsequent settlement with the United States government.

Sales Returns and Allowance for Doubtful Accounts

        Historically, we have not encountered sales returns or significant uncollectible accounts receivable and we do not anticipate them in the near future. The majority of our accounts receivable are with the U.S. government and we do not maintain an allowance for doubtful accounts for those accounts due to the credit-worthiness of the U.S. government. When necessary, we maintain an allowance for doubtful accounts, which is based upon specific identification, for our non-governmental customers.

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

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

        Where there is evidence that the utility of goods, in their disposal in the ordinary course of business, will be less than cost, whether due to physical obsolescence, changes in price levels, or other causes, we recognize the difference as a loss in the current period. A write-down of inventory to the lower of cost or market creates a new cost basis that subsequently is not marked up based on changes in underlying facts and circumstances.

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

        The ranges of estimated useful lives of our property and equipment are as follows:

Years
Buildings and building improvements	5-29
Leasehold improvements	2-5
Machinery and equipment, including tooling and molds	5-7
Computer equipment and software	3-7
Furniture and fixtures	3
Demonstration vehicles	5
Manuals	5
Vehicles	5

        The carrying amounts of all long-lived assets are evaluated periodically to determine if adjustment to the depreciation and amortization period or to the remaining balance is warranted. Such evaluation is based principally on the expected utilization of the long-lived assets.

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

        We test for impairment of long-lived assets, including intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group (hereinafter referred to as "asset group") may not be recoverable by comparing the sum of the estimated undiscounted future

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

cash flows expected to result from use of the asset group and its eventual disposition to the carrying value. If the sum of the estimated undiscounted future cash flows is less than the carrying value, an impairment determination is required. The amount of impairment is calculated by subtracting the fair value of the asset group from the carrying value of the asset group. An impairment charge, if any, is recognized within Operating income.

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

Force Dynamics LLC

        On September 10, 2007, we entered into a subcontract with General Dynamics Land Systems, Inc. ("GDLS") (the "GDLS Subcontract") pursuant to which GDLS performs approximately 50% percent of the work under the MRAP Competitive Contract for vehicle manufacturing and life cycle support based on revenues. We previously entered into a joint venture with GDLS on December 15, 2006 ("Workshare Agreement") pursuant to which we and GDLS would fulfill the obligations of the MRAP Competitive Contract. We formed a Delaware limited liability company, Force Dynamics, LLC ("Force Dynamics"), to govern the terms of the joint venture. However, the MRAP Competitive Contract was awarded to us and not to Force Dynamics or GDLS. We have attempted to transfer this contract to Force Dynamics, although the U.S. government has not yet agreed to the transfer. Revenue related to the Workshare Agreement was $574.7 million, $231.8 million and $zero for the years ended December 31, 2008, 2007 and 2006, respectively.

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

        Advances to subcontractor consist of amounts paid to a subcontractor based upon the achievement of contractual performance milestones. These advances are a pass-through pursuant to our contract with the U.S. government.

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

Stock-Based Compensation

        As of December 31, 2008, Force Protection had one formal stock-based compensation plan, the Force Protection, Inc. 2008 Stock Incentive Plan ("2008 Stock Incentive Plan"), which was approved by shareholders in 2008. The purpose of the 2008 Stock Incentive Plan is to attract, retain and motivate officers, directors and key employees (including prospective employees), consultants and others who may perform services for Force Protection, to compensate them for their contributions to the long-term growth and profits of Force Protection and to encourage them to acquire a proprietary interest in our success.

        Awards may be made under the 2008 Stock Incentive Plan in the form of any of the following, in each case in respect of common stock: (a) stock options, (b) stock appreciation rights, (c) restricted shares, (d) restricted stock units, (e) dividend equivalent rights and (f) other equity-based or equity-related awards, such as the grant or offer for sale of unrestricted shares of common stock and performance share awards and performance units settled in cash in such amounts and subject to such terms and conditions as the Compensation Committee may determine. Such awards may entail the transfer of actual shares of common stock to award recipients and may include awards designed to comply with or take advantage of the applicable local laws of jurisdictions other than the United States that the Compensation Committee determines to be consistent with the purposes of the 2008 Stock Incentive Plan and the interests of Force Protection.

        As approved by shareholders, the total number of shares of common stock that may be granted under the 2008 Stock Incentive Plan is 5,200,000.

        Stock options granted under the 2008 Stock Incentive Plan will have contractual terms not to exceed 10 years (or 5 years for 10% shareholders) and generally vest ratably over three years. Restricted Stock granted under the 2008 Stock Incentive Plan will generally vest ratably over three years.

        Prior to 2008, Force Protection did not have a formal stock option plan. However, we provided stock-based compensation to some of our employees in the form of stock options and shares of our common stock.

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

Advertising Costs

        We expense costs of print and other advertisements as incurred. Advertising expenses, included in General and administrative expenses within the accompanying consolidated statements of operations, approximated $0.6 million in 2008, $0.8 million in 2007, and $0.3 million in 2006.

Income Taxes

        We provide for income taxes using the asset and liability method. This approach recognizes the amount of federal, state, and local taxes payable or refundable for the current year, as well as deferred tax assets and liabilities for the future tax consequence of events recognized in the consolidated financial statements and income tax returns. Deferred income tax assets and liabilities are adjusted to recognize the effects of changes in tax laws or enacted tax rates. In addition, we establish reserves for tax contingencies in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. We include interest and penalties related to federal and state income taxes, if any, as a component of Income tax expense.

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

Earnings per Common Share

        The calculation of basic earnings per common share is based on the weighted-average number of our common shares outstanding during the applicable period. The calculation for diluted earnings per

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

common share recognizes the effect of all potential dilutive common shares that were outstanding during the respective periods, unless their impact would be anti-dilutive.

Fair Value of Financial Instruments

        FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosures of the fair value of financial instruments. Our financial instruments include cash and cash equivalents, accounts receivable, advances to subcontractor, accounts payable, and amounts due to United States government. The carrying amounts of cash and cash equivalents, accounts receivable, advances to subcontractors, accounts payable and amounts due to the U.S. government, approximate their fair value because of the short-term maturity and highly liquid nature of these instruments. The carrying values of our financial instruments approximate their fair value as of December 31, 2008 and 2007.

Recent Accounting Pronouncements

        In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. FASB Statement No. 162 defines the order in which accounting principles that are generally accepted should be followed. FASB Statement No. 162 became effective November 15, 2008. We follow the hierarchy and therefore expect that the adoption of FASB Statement No. 162 will not have a material impact on our consolidated financial position, results of operations, and cash flows.

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

        In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FASB Statement No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. FASB Statement No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. FASB Statement No. 161 permits, but does not require, comparative disclosures for earlier periods at initial adoption. We do not have financial instruments subject to FASB Statement No. 133, and, as a result, the adoption of FASB Statement No. 161 will not have a material effect on our consolidated financial position, results of operations, cash flows or disclosures related to derivative instruments and hedging activities.

        In September 2006, FASB issued FASB Statement No. 157, Fair Value Measurements, which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value. Specifically, the standard clarifies that fair value should be based on the

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. FASB Statement No. 157 does not expand the use of fair value to any new circumstances, and must be applied on a prospective basis except in certain cases. The standard also requires expanded financial statement disclosures about fair value measurements, including disclosure of the methods used and the effect on earnings.

        In February 2008, FASB Staff Position ("FSP") FAS No. 157-2, Effective Date of FASB Statement No. 157, was issued. FSP No. 157-2 defers the effective date of FASB Statement No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

        The partial adoption of FASB Statement No. 157 on January 1, 2008, with respect to financial assets and financial liabilities recognized or disclosed at fair value in the consolidated financial statements on a recurring basis did not have a material impact on our consolidated financial statements. We are in the process of analyzing the potential impact of FASB Statement No. 157 relating to our January 1, 2009 adoption of the remainder of the standard.

        On January 1, 2008, we adopted FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FASB Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, which are not otherwise currently required to be measured at fair value. Under FASB Statement No. 159, the decision to measure items at fair value is made at specified election dates on an instrument-by-instrument basis and is irrevocable. Entities electing the fair value option are required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. The new standard did not impact our consolidated financial statements as we did not elect the fair value option for any instruments existing as of the adoption date. However, we currently plan to evaluate the fair value measurement election with respect to financial instruments we enter into in the future.

        We have determined that all other recently issued accounting pronouncements will not have a material impact on our consolidated financial position, results of operations, and cash flows, or do not apply to our operations.

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Accounts Receivable

        Accounts receivable consists of the following (in thousands):

	As of December 31,
	2008	2007
U.S. government	$114,230	$106,021
Other accounts receivable	24,219	13,096

	138,449	119,117
Less: Allowance for doubtful accounts	—	(323)

Accounts receivable, net	$138,449	$118,794

        Other accounts receivable includes amounts that relate to non-government entities and the sale of excess raw materials to suppliers. Any gain or loss on the sale of excess raw materials is included in Other income, net in the accompanying consolidated statements of operations. As of December 31, 2008 and 2007, our accounts receivable from the U.S. government included $8.6 million and $8.2 million, respectively, of earned and unbilled accounts receivable.

        The following is the activity related to our allowance for doubtful accounts (in thousands):

For the year ended December 31,	Balance at Beginning of Period	Additions and Charges to Expense	Deductions and Accounts Written Off	Balance at End of Period
2008	$323	$—	$(323)	$—

2007	$45	$278	$—	$323

2006	$—	$45	$—	$45

        On June 22, 2006, we terminated our Factoring Agreement with GC Financial, Inc. and we have no further obligation under that agreement as of December 31, 2006. We incurred factoring expenses of $0.8 million for the year ended December 31, 2006. These amounts are included in General and administrative expenses in the accompanying consolidated statements of operations.

3. Inventories

        Inventories consist of the following (in thousands):

	As of December 31,
	2008	2007
Raw material and supplies	$64,857	$105,313
Work in process	23,645	35,035
Finished goods	—	291

Inventories	$88,502	$140,639

        Due to excess and obsolete inventory and to account for our inventory at the lower of cost or market, we reduced the cost basis of our raw material and supplies and charged to Cost of Sales $12.3 million, $15.8 million and $1.9 million during the years ended December 31, 2008, 2007 and 2006,

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Inventories (Continued)

respectively. We also incurred a loss of $0.1 million and $5.9 million on firm purchase commitments to acquire raw material during 2008 and 2007, respectively.

4. Property and Equipment

        Property and equipment consist of the following (in thousands):

	As of December 31,
	2008	2007
Land	$4,419	$4,419
Buildings and building improvements	12,669	5,221
Leasehold improvements	13,988	11,775
Machinery and equipment; including tooling and molds	32,421	6,698
Computer equipment and software	9,062	6,750
Furniture and fixtures	3,580	4,454
Demonstration vehicles	1,863	1,531
Manuals	705	705
Vehicles	676	576

	79,383	42,129
Less: Accumulated depreciation	(18,683)	(6,714)

	60,700	35,415
Construction in progress	$729	31,292

Property and equipment, net	$61,429	$66,707

        The amount of fully depreciated assets, depreciation expense, and rent expense under operating leases is as follows (in thousands):

	As of and for the year ended December 31,
	2008	2007	2006
Fully depreciated assets	$344	$134	$57

Depreciation expense	$12,060	$5,225	$769

Rent expense:
Minimum rent payments	$2,564	$1,966	$1,027
Contingent and other rents	875	846	708

Total rent expense	$3,439	$2,812	$1,735

Significant Asset Acquisitions

        In January 2008, we placed into service a new automotive integrated assembly line for use in producing our Cougar vehicles at a total cost of $19.2 million.

        In March 2007, we purchased the research and developmental testing facility of NEWTEC Services Group, Inc., located near Edgefield, South Carolina, for $5.5 million ($5,050,000 in cash and $450,000

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Property and Equipment (Continued)

note payable, which was discounted using an implied interest rate of 7.25%). We use this facility for expanded research and development activities and to support the verification and quality control validation of our armored vehicles used to protect military personnel against explosive threats. The purchase price was allocated as follows (in thousands):

Amount
Land	$2,100
Furniture and fixtures	800
Manuals	600
Intangible assets (See Note 5, Intangible Assets)	1,940

Total	$5,440

        In March 2007, we purchased real and personal property located in Summerville, South Carolina, for $4.1 million in cash. We use this facility as a product development and logistic services training center. In June 2009, we plan to move our logistic services training to our Roxboro facility. The purchase price was allocated as follows (in thousands):

Amount
Land	$1,320
Building	2,502
Furniture and fixtures	278

Total	$4,100

        In July 2007, we purchased land and an approximately 430,000 square foot building in Roxboro, North Carolina for $3.5 million in cash, which we originally planned to use as a manufacturing plant. We now plan to use the Roxboro facility for training purposes beginning in June 2009 (see Asset Impairment discussion below). We allocated approximately $0.8 million to land and $2.7 million to the building. In 2008, we completed the renovation of the Roxboro facility and capitalized costs as building improvements of approximately $5.8 million.

        Also, in July 2007, we completed construction on and placed into service a 90,000 square foot warehouse facility at our corporate headquarters in Ladson, South Carolina at a cost of approximately $4.4 million, which is included in leasehold improvements.

Leases

        We lease buildings located on a single campus in Ladson, South Carolina under non-cancelable operating leases expiring on June 30, 2009; with five separate five-year renewal options which must be exercised six months prior to the expiration of the lease term. On December 22, 2008, we renewed four of the five leases for an additional five-year term; they now expire on June 30, 2014. On March 5, 2009, we extended the lease that was not renewed for six months and it now expires on December 31, 2009. Leases for other office and warehouse space have terms ranging from one to three years.

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

	As of December 31,
	2008	2007
Straight-line rental accrual	$174	$200

        Future minimum lease payments at December 31, 2008, for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows (in thousands):

For the year ending December 31,	Amount
2009	$2,525
2010	2,274
2011	1,897
2012	1,734
2013	1,789
2014 and thereafter	913

Total	$11,132

Construction in Progress

        Amounts in construction in progress as of December 31, 2008 related primarily to information technology upgrades and leasehold improvements at our new Sterling Heights, Michigan office. Amounts in construction in progress as of December 31, 2007 related primarily to the construction of an assembly line at our Ladson, South Carolina manufacturing plant that was completed in 2008, and the construction of an assembly line at our Roxboro, North Carolina manufacturing plant (see Asset Impairment discussion below).

Asset Impairment

        In March 2008, we decided to suspend the construction of the assembly line at our Roxboro facility and we have now redeployed that facility for training purposes. As a result, we charged $4.9 million to operations in 2008, comprised of $2.1 million in deposits on services to be provided and $2.8 million in design costs.

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. Intangible Assets

        Intangible assets consist of the following (in thousands):

	December 31, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Licenses	$800	$489	$311	$800	$222	$578
Non-compete agreement	540	248	292	540	113	427
Customer base	200	183	17	200	83	117
Special expertise	400	366	34	400	167	233

Total	$1,940	$1,286	$654	$1,940	$585	$1,355

        As discussed in Note 4, Property and Equipment, we acquired the above intangible assets in March 2007 in connection with the purchase of a research and development testing facility located in Edgefield, South Carolina.

        Amortization expense for intangible assets was $701,000 and $585,000 for the years ended December 31, 2008 and 2007, respectively. Future amortization expense is as follows (in thousands):

For the year ending December 31,	Amount
2009	452
2010	179
2011	23

Total	$654

6. Other Current Liabilities

        Other current liabilities consist of the following (in thousands):

	As of December 31,
	2008	2007
Current portion of other long-term liabilities	$128	$193
Current income taxes payable	4,207	—
Compensation and benefits	7,686	2,721
Warranty reserves	5,240	3,694
Vehicle fee payable	2,334	4,626
Litigation reserve (See Note 14, Commitments and Contingencies)	500	3,147
Property tax accrual	325	—
Straight-line rent accrual	174	200
Loss on firm purchase commitments	148	5,871
Liquidated damages settlement	19	258
Other	22	—

Other current liabilities	$20,783	$20,710

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Other Current Liabilities (Continued)

Warranty Reserves

        Warranty reserves consist of the following (in thousands):

	As of December 31,
	2008	2007	2006
Balance at beginning of year	$3,694	$1,850	$1,686
Charges to expense	4,394	4,779	164
Costs paid or otherwise settled	(2,848)	(2,935)	—

Balance at end of year	$5,240	$3,694	$1,850

Vehicle Fee Payable

        Intellectual property rights, which apply to various Force Protection products and technologies, include patents, copyrights, trade secrets and trademarks. We seek to remain competitive in the market place by placing emphasis on research and development and are committed to capturing, protecting and enforcing our intellectual property rights. We continue to review our practices and procedures to ensure the protection of all intellectual property.

        We are party to two long-term intellectual property agreements pursuant to which we have the right to use certain intellectual property technology relating to blast- and ballistic-protected vehicles. One agreement is with the CSIR Defencetek ("CSIR"), a division of the Council for Scientific and Industrial Research, a statutory council established in accordance with the Laws of the Republic of South Africa. The other is with Mechem, a division of Denel Pty Ltd., a company established under the Laws of the Republic of South Africa. Under these agreements, we pay a per-vehicle royalty fee in exchange for the exclusive transfer to us of certain technology.

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

Liquidated Damages Settlement

        On December 20, 2006, we completed a private placement of 13 million shares of our common stock to institutional investors at $11.75 per share, resulting in gross proceeds of $152.8 million. The proceeds, net of commissions, were $146.6 million. Per the Securities Purchase Agreement, we agreed to file a registration statement to register all 13 million shares of common stock for resale and distribution under the Securities Act of 1933, as amended, within 30 calendar days thereafter (January 19, 2007) and cause the registration statement to be declared effective by the SEC no later than 120 calendar days thereafter (April 19, 2007). If the registration statement registering these shares was not declared effective on or before the applicable date, then we were required to deliver to each purchaser, as liquidated damages, an amount equal to one and one third percent (1 1/3%) for each 30 days (or such lesser pro-rata amount for any period of less than 30 days) of the total purchase price of the securities purchased and still held by such purchaser pursuant to the Securities Purchase Agreement on the first day of each 30 day or shorter period for which liquidated damages were calculable. The registration statement for the shares issued became effective July 26, 2007. On October 15, 2007, we filed a prospectus supplement with respect to the registration statement. Liquidated damage expense for the years ended December 31, 2008 and 2007 was $31,000 and $7.2 million, respectively, and is included in General and administrative expenses in the accompanying consolidated statements of operations.

7. Advance Payments on Contracts

        Advance payments on contracts consist of the following (in thousands):

	As of December 31,
	2008	2007
Mine Resistant Ambush Protected ("MRAP") program	$29,504	$53,767
Iraqi Light Armored Vehicles ("ILAV")	—	2,785

Advance payments on contracts	$29,504	$56,552

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8. Other Long-term Liabilities

        Other long-term liabilities consist of the follow items.

	As of December 31,
	2008	2007
Non-compete agreement note payable	$267	$417
Equipment note payable	—	71

	267	488
Less: Current portion (included in Other current liabilities)	(128)	(193)

Other long-term liabilities	$139	$295

        As discussed above in Note 4, Property and Equipment, we purchased the research and developmental testing facility of NEWTEC Services Group, Inc., located near Edgefield, South Carolina, for $5,500,000 ($5,050,000 in cash and $450,000 note payable). We discounted the note using an implied interest rate of 7.25%. The note is payable in annual installments of $150,000 on January 1, 2008, 2009, and 2010.

9. Shareholders' Equity

Authorization of Shares

        We have the authority to issue 310 million shares, in aggregate, consisting of 300 million shares of common stock and 10 million shares of preferred stock, of which 1,600 have been designated "Series A," 25 of which have been designated as "Series B," 150 of which have been designated as "Series C" and 20,000 of which have been designated as "Series D." By shareholder resolution effective January 1, 2005, all classes of stock were declared to have a par value of $0.001 per share. As of December 31, 2008 and 2007, we had no shares of preferred stock outstanding.

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

  •
  Series D 6% convertible preferred stock shall rank junior to Series A preferred stock, Series B preferred stock, Series C preferred stock and senior to common stock; and

  •
  Common stock shall rank junior to Series A preferred stock, Series B preferred stock, Series C preferred stock, and Series D 6% convertible preferred stock.

        Additionally, upon a liquidation event, holders of Series A preferred stock will receive $1,000 per share of Series A preferred stock. Holders of Series B preferred stock will receive the greater of $2,500 per share of Series B preferred stock or the pro-rata share of the Company's remaining net assets to be distributed, after rank considerations. Holders of Series C preferred stock will receive a 150% return on the face value of the share of Series C preferred stock, or $1,500 per share of Series C preferred stock, after rank considerations. In any event whereby the preceding distributions are unable to be met, the rank considerations outlined above shall be considered and the distribution of our net assets shall be determined according to rank and on a pro-rata basis.

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

        All shares of Series B and Series C preferred stock were converted into common stock effective January 19, 2005. All outstanding shares of the Series D 6% convertible preferred stock were converted in full in 2006, and no shares of the Series D 6% convertible preferred stock were outstanding as of December 31, 2008 and 2007. We had classified our Series D 6% convertible preferred stock as mezzanine equity.

Preferred Stock Transactions

        During the year ended December 31, 2006, 13,004 shares of Series D 6% convertible preferred stock were voluntarily converted to 6,192,628 shares of common stock. The fully accreted conversion value of these shares of common stock at the time converted was $9.2 million.

        During the year ended December 31, 2006, 8,937 shares of common stock were issued in lieu of cash dividends for the holders of Series D 6% convertible preferred stock. The shares issued were valued at $48,825, which was 85% of the average of the lowest market value for three of the prior 10 trading days.

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. Shareholders' Equity (Continued)

Common Stock Transactions

For the year ended December 31, 2008

        During 2008, employees exercised stock options to purchase 31,000 shares of our common stock valued at $47,000.

        On May 1, 2008, we issued 20,513 shares of common stock as a result of the vesting of an award of restricted stock made to a former executive.

        On January 2, 2008, we issued 50,000 shares of common stock granted in June 2006 to an employee that vested on January 2, 2008.

For the year ended December 31, 2007

        During 2007, employees exercised stock options to purchase 1,411,133 shares of our common stock valued at $1.4 million. We also issued 4,348 shares of our common stock related to 2006 employee stock option exercises that were identified as shares to be issued in shareholders' equity as of December 31, 2006.

        During 2007, it was discovered that, during 2006, that we inadvertently issued an additional 27,700 purchased shares relating to the December 2006 Private Investment in Public Equity ("PIPE") offering. Upon discovery of this error, we cancelled those shares in 2007.

        We issued 26,789 shares of common stock to members of the board of directors as 2006 compensation, which were indentified as shares to be issued in shareholders' equity as of December 31, 2006.

        On January 1, 2007, we issued 50,000 shares of common stock granted in June 2006 to an employee that vested on January 1, 2007.

        On June 1, 2007, we issued 20,513 shares of common stock as a result of the vesting of an award of restricted stock made to a former executive.

For the year ended December 31, 2006

        During 2006, employees exercised stock options to purchase 5,348 shares of the Company's common stock valued at $6,001. A total of 4,348 shares of our common stock were indentified as shares to be issued in the shareholders' equity as of December 31, 2006 related to employee exercised stock options.

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

10. Stock-Based Compensation

  Stock Options

        In 2008, 61 employees were granted options to purchase an aggregate of 715,000 shares of our common stock. Stock options are granted at an exercise price equal to the closing market price at the date of grant. Options vest ratably over three years. Options granted expire no later than 10 years after the grant date. Twenty-five (25) employees and non-employee directors received grants of restricted stock totaling 880,600 shares. Stock grants generally vest ratable over three years. Shares available for future option and stock grants at December 31, 2008 totaled 3,604,400 shares.

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation (Continued)

        Options granted prior to 2008 were not granted under a formal stock option plan and generally had vesting ranging from immediate to 14 months with contractual terms of four to five years.

        All equity awards are settled by issuing new shares of common stock.

        We used the Black-Scholes valuation model to determine the fair value options granted during the years ended December 31, 2008 and December 31, 2006. No awards were granted in 2007. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility. Because our trading history is shorter than the expected life of the options, we used historical stock price volatility data from comparable companies to supplement our own historical volatility to determine expected volatility assumptions. We calculated volatility using weekly closing prices as of grant date for a period commensurate with the expected term. We do not pay a dividend, and therefore assume a zero percent dividend yield in our pricing model. Risk-free interest rates are based on U.S. Treasury STRIP yields, converted to continuously compounded rates, with terms to maturity consistent with the expected lives of the options. Because we do not have a sufficient history of option exercise or cancellation, we estimated the expected life of the options by using the short-cut approach described and permitted in Staff Accounting Bulletin ("SAB") No. 107, Share-Based Payment, and SAB No. 110, Share-Based Payment, for grants made in 2008. Prior to 2008, also due to insufficient history of option exercise and cancellations, the expected life of the options was estimated to be two years, which for a majority of the options was generally the midway point through the contractual term. Under the Black-Scholes option-pricing model, the weighted-average fair value per share of employee stock options granted during the years ended December 31, 2008 and December 31, 2006 was $1.83, and $1.20, respectively. For Restricted Stock, the fair value recognized is equal to the closing price of our stock on the date of grant.

        The fair value of our options was estimated using the following assumptions:

	For the year ended December 31,
	2008	2007	2006
Expected volatility	58.60%	—	45.82%–70.31%
Risk-free interest rate	2.28%	—	4.40%–4.97%
Expected forfeiture rate	10.00%	—	5%
Dividend yield	0.00%	—	—%
Stock price on date of grants	$3.28	—	$0.77–$7.48
Expected option terms (in years)	6.00	—	2.00
Contractual Term (in years)	10.00	—	4 and 5
Option vesting term (in years)	3.00	—	1-day–1.17 years

  Stock Option Activity—

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation (Continued)

        The following table summarizes stock option activity for the Stock Plans during 2008:

	Number of Options	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding—December 31, 2007	548,532	$6.96
Granted	715,000	$3.28
Exercised	(31,000)	$1.50
Forfeited	(15,000)	$3.28
Cancelled/expired	(500,033)	$7.48

Options outstanding—December 31, 2008	717,499	$3.25

Vested and expected to vest (net of estimated forfeitures)—December 31, 2008(a)	660,999	$3.25	9.67	$1,809
Exercisable—December 31, 2008	17,499	$2.19	1.54	$71

        The following table summarizes stock option activity for the Stock Plans the year ended December 31, 2007:

	Number of Options	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding—December 31, 2006	1,959,665	$2.63
Granted	—
Exercised	(1,411,133)	$0.95
Forfeited	—
Cancelled/expired	—

Options outstanding—December 31, 2007	548,532	$6.96

Vested and expected to vest (net of estimated forfeitures)—December 31, 2007(a)	548,532	$6.96	2.89	$147
Exercisable—December 31, 2007(a)	548,532	$6.96	2.89	$147

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation (Continued)

        The following table summarizes stock option activity for the Stock Plans during the year ended December 31, 2006:

	Number of Options	Weighted- Average Exercise Price (per share)
Options outstanding—December 31, 2005	456,666	$1.50
Granted	1,508,347	$2.97
Exercised	(5,348)	$1.40
Forfeited	—
Cancelled/expired	—

Options outstanding—December 31, 2006	1,959,665	2.63

Exercisable—December 31, 2006(a)	1,509,018	1.28

(a)
For options vested and expected to vest and options exercisable, the aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Force Protection, Inc.'s closing stock price on December 31, 2008, December 31, 2007, and December 31, 2006, and the exercise price multiplied by the number of in-the-money options) that would have been received by the option holders had the holders exercised their options on December 31, 2008, December 31, 2007, and December 31, 2006 at prices of $5.98, $4.68, and $17.41, respectively. The intrinsic value changes based on changes in the fair market value of Force Protection, Inc.'s common stock.

        Restricted Stock

        Non-vested Restricted Stock Activity—The following table summarizes activity for non-vested restricted stock awards for the years ended December 31, 2008, 2007, and 2006.

	Number of Shares	Average Grant Date Fair Value (per share)
Non-vested restricted stock—December 31, 2007	120,513	$5.68
Granted	880,600	3.28
Vested	(70,513)	5.14
Forfeited	(15,000)	3.28

Non-vested restricted stock—December 31, 2008	915,600	$3.45

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation (Continued)

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)
Non-vested restricted stock—December 31, 2006	191,026	$5.48
Granted	—	—
Vested	(70,513)	5.14
Forfeited	—	—

Non-vested restricted stock—December 31, 2007	120,513	$5.68

	Number of Shares	Average Grant Date Fair Value (per share)
Non-vested restricted stock—December 31, 2005	—	$—
Granted	191,026	5.48
Vested	—	—
Forfeited	—	—

Non-vested restricted stock—December 31, 2006	191,026	$5.48

        Other information pertaining to stock-based compensation for the years ended December 31, 2008, 2007 and 2006 is as follows:

        Stock-based compensation includes the expense associated with both stock options granted to employees and stock grants issued to employees, both of which are assumed to result in future tax deductions, and is recognized in General and administrative expenses in the consolidated statement of operations as follows (in thousands):

	For the year ended December 31,
	2008	2007	2006
Stock options	$44	$2,142	$701
Stock grants	$226	$369	$550
Total stock-based compensation	$270	$2,511	$1,251
Related tax benefit of stock-based compensation	$96	$937	$480

        As of December 31, 2008, Force Protection, Inc. had total unrecognized compensation cost of $3.635 million to be amortized over a weighted average period of 2.89 years.

        All equity awards settled in 2008 were settled in shares and no cash was used to settle awards. The following table presents the total intrinsic value of options exercised and fair value of restricted stock which vested during the years ended December 31, 2008, 2007, and 2006 (in thousands):

	2008	2007	2006
Intrinsic Value of Options Exercised	$120	$28,286	$$63
Grant Date Fair Value of Shares Vested During Year	$363	$386	$—

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation (Continued)

        The income tax benefit related to stock options exercised and restricted stock vesting were $0.1 million, $2.3 million and $0, for the years ended December 31, 2008, 2007, and 2006, respectively.

11. Income Taxes

        Force Protection is subject to U.S. federal, state, and local income taxes. Income before income tax (expense) benefit is as follows (in thousands):

	For the year ended December 31,
	2008	2007	2006
Income before income tax (expense) benefit	$69,583	$9,373	$5,870

        The significant components of the provision for income tax (expense) benefit are as follows (in thousands):

	For the year ended December 31,
	2008	2007	2006
Current:
Federal	$(19,531)	$(5,105)	$—
State and local	(75)	(315)	—

Total current expense	(19,606)	(5,420)	—

Deferred:
Federal	(2,477)	3,738	10,715
State and local	(581)	(39)	1,612

Total deferred benefit	(3,058)	3,699	12,327

Income tax (expense) benefit	$(22,664)	$(1,721)	$12,327

        A reconciliation of the statutory federal income tax expense rate to the effective income tax expense rate is as follows:

	For the year ended December 31,
	2008	2007	2006
Tax (expense) benefit at statutory rate	(35.00)%	(35.00)%	(35.00)%
(Increase) decrease in tax rate resulting from:
State income taxes, net of federal tax benefit	(0.92)%	(4.70)%	(2.37)%
Decrease in valuation allowance	—	—	241.67%
Reversal of other tax accruals no longer required	—	8.21%	—
Research and development credit	1.44%	11.63%	—
Domestic Production Activities Deduction	1.92%	—	—
Other	0.61%	2.55%	4.89%
Nondeductible items	(0.62)%	(1.05)%	0.79%

Effective income tax (expense) benefit rate	(32.57)%	(18.36)%	209.98%

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

        The effective tax rate is the provision for income taxes as a percent of income before income taxes. The 2008 effective tax rate is lower than the expected federal statutory rate of 35% primarily due to research and development tax credits and the domestic production activities deduction, offset by state income taxes. The 2007 effective rate is lower than the expected federal statutory rate of 35% primarily due to state income taxes, reversal of other tax accruals no longer required, research and development credits, and certain nondeductible items at the statutory rate. The 2006 effective rate is lower than the expected federal statutory rate of 35% primarily due to the change in the valuation allowance in that year.

        Deferred income taxes recognize the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss ("NOL") carryforwards. The significant components of Force Protection's deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2008	2007
Deferred income tax assets:
Net operating loss carryforward	$1,250	$1,639
Inventories	11,367	8,068
Accounts receivable	700	120
Warranty reserves	1,860	1,379
Loss on firm purchase commitments	52	2,192
Litigation reserve	178	1,175
Depreciation and amortization	—	52
Stock-based compensation	498	1,128
Employee compensation accruals	471	160
Other	260	113

Total deferred income tax assets	16,636	16,026

Deferred income tax liabilities:
Depreciation and amortization	(4,205)	—

Total deferred income tax liabilities	(4,205)	—

Net deferred income tax assets	12,431	16,026
Less current deferred tax assets	15,572	14,530

Noncurrent deferred tax (liabilities) assets	$(3,141)	$1,496

        FASB Statement No. 109 Accounting for Income Taxes requires that we reduce our deferred income tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. We removed our valuation allowance against our previously recognized deferred tax assets as of December 31, 2006 because we expected at that time to realize future earnings to be offset by future tax benefits.

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

        As of December 31, 2008 and 2007, we had unused federal net operating loss carryforwards of approximately $3.5 million and $4.4 million, respectively. Such losses expire in various amounts at varying times through December 31, 2025. However, in accordance with Internal Revenue Code Section 382, these NOL carryforwards are subject to limitations. These NOL carryforwards resulted in a deferred tax asset of approximately $1.3 million and $1.6 million as of December 31, 2008 and 2007, respectively.

        As a result of the adoption of FASB Statement No. 123 (Revised 2004), Share-Based Payment, our deferred tax assets as of December 31, 2008 and 2007 did not include excess tax benefits from stock option exercises. Shareholders' equity will be increased if these excess tax benefits are ultimately realized.

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

        Tax years ended December 31, 2002 through December 31, 2008 remain open and are subject to examination by the Internal Revenue Service. However, we believe that we have appropriate support for the income tax positions taken and to be taken on our income tax returns and that our income tax receivable and accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter. Accordingly, we have not recognized a liability as a result of applying the guidance in FASB Interpretation No. 48 as of December 31, 2008 and 2007.

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Earnings Per Common Share

        The following table shows the information used in the calculation of basic and diluted earnings per common share (in thousands, except number of shares and per share amounts):

	For the year ended December 31,
	2008	2007	2006
Numerator—Basic:
Net income	$46,919	$7,652	$18,197
Less: Accretion of Series D 6% convertible preferred stock	—	—	(1,297)
Less: Preferred dividends	—	—	(326)

Income available for common shareholders—basic	$46,919	$7,652	$16,574

Numerator—Diluted:
Income available for common shareholders—basic	$46,919	$7,652	$16,574
Add: Accretion of Series D 6% convertible preferred stock	—	—	1,297
Add: Preferred dividends	—	—	326

Income available for common shareholders—diluted	$46,919	$7,652	$18,197

Denominator:
Weighted average common shares outstanding—basic	68,314,279	68,054,477	44,786,083
Add: Series D 6% convertible preferred stock	—	—	2,369,259
Add: Warrants	—	—	1,631,822
Add: Stock options	17,346	253,163	1,543,458
Add: Stock grants	61,707	96,302	97,844

Weighted average common shares outstanding—diluted	68,393,332	68,403,942	50,428,466

Basic earning per common share:
Income available for common shareholders—basic	$0.69	$0.11	$0.37

Diluted earning per common share:
Income available for common shareholders—diluted	$0.69	$0.11	$0.36

        The calculation of basic earnings per common share is based on the weighted-average number of our common shares outstanding during the applicable period. The calculation for diluted earnings per common share recognizes the effect of all dilutive potential common shares that were outstanding during the respective periods, unless their impact would be anti-dilutive. We use the treasury stock method to calculate the dilutive effect of stock options and other common stock equivalents (potentially dilutive shares). These potentially dilutive shares include: (1) Series D 6% convertible preferred stock, (2) warrants, (3) stock options, and (4) stock grants. For the periods presented above, we have not excluded any potentially dilutive shares from the calculation of diluted earnings per share.

13. Related Party Transactions

        Our former Chief Executive Officer, Mr. Gordon McGilton, was a principal of APT Leadership, a consulting firm we hired to provide various business consulting services, training seminars and certain business software. APT Leadership billed Force Protection $0.5 million and $0.6 million for the years ended December 31, 2007 and 2006, respectively. Mr. McGilton disclosed to the board of directors each year that he did not receive any dividends, distributions or other compensation from APT

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

13. Related Party Transactions (Continued)

Leadership at any time while an employee of the Company. Further, Mr. McGilton disclosed that as of December 31, 2007 he transferred his interest in APT Leadership to the other owner, who at the time was also an employee of Force Protection, for $1 in consideration. In 2008, we paid approximately $150,000 to the other party in consideration of a release of all claims from APT Leadership. In addition, as part of the process to determine our income tax expense for the year ended December 31, 2007, we discovered in August 2008 that we did not withhold the proper amount of federal income taxes for Mr. McGilton in connection with his exercise of stock options in January 2007 and, as a result, Mr. McGilton owed us $315,085 as of December 31, 2007, which is included in Other current assets in the accompanying consolidated balance sheets. Mr. McGilton repaid this amount on September 11, 2008.

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

14. Commitments and Contingencies

Financing Commitments—Credit Facility

        On July 20, 2007, we entered into a revolving credit agreement with Wachovia Bank, NA, now owned by Wells Fargo & Company. Borrowings under the original credit agreement bore interest at a floating rate per annum equal to the one-month London Interbank Offered Rate ("LIBOR") plus 2.0%. The original amount of the agreement was $50 million and all amounts payable under this credit agreement were originally due and payable on September 30, 2007. We have entered into several modification agreements with the lender to reduce the principal amount, change terms, and extend the maturity.

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. Commitments and Contingencies (Continued)

        On October 31, 2008, we modified the agreement to adjust the principal amount to a maximum of $40 million, subject to several new covenants, to extend the maturity to April 30, 2010, and to modify the interest rate. One of the new covenants is a maximum ratio of debt ("Funded Debt") to net income plus interest expense, income taxes, depreciation and amortization ("EBITDA") of 2.0 to 1.0. Another new covenant is a minimum fixed charge coverage ratio of 1.5 to 1.0.

        Until March 31, 2009, the floating rate interest per annum is reduced to the one-month LIBOR plus an additional amount ("Applicable Margin") of 1.75%. Beginning with the quarter starting April 1, 2009, the Applicable Margin will be determined quarterly based on the Funded Debt to EBITDA ratio calculated on a rolling four quarter basis and will vary from 1.75% to 2.75% depending on that ratio.

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

Unconditional Purchase Commitments

        As of December 31, 2008, we had outstanding $117.5 million of noncancelable purchase obligations. Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Force Protection and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

Legal Proceedings

  Shareholder Class Action and Derivative Complaints

        On March 10, 2008, the first of ten related class action lawsuits was filed against us and certain of our former and current board members or officers in the United States District Court for the District of South Carolina Charleston Division on behalf of a proposed class of investors who purchased or otherwise acquired our securities during the period between August 14, 2006, and February 29, 2008. The complaints seek class certification, and the allegations include, but are not limited to, allegations that the defendants violated the Exchange Act and made false or misleading public statements and/or omissions concerning our business, internal controls, and financial results. The plaintiffs assert that as a result of the defendants' allegedly wrongful acts and omissions, members of the proposed class have suffered significant losses and damages. The individual class action lawsuits were consolidated on June 10, 2008, under the caption "In Re Force Protection, Inc. Securities Litigation, Action No. 2:08-cv-845-CWH." On June 20, 2008, a group of investors consisting of the Laborers' Annuity and Benefit System of Chicago, Gary Trautman, David J. Jager, Bhadra Shah, Panteli Poulikakos, George Poulikakos, and Niki Poulikakos were appointed lead plaintiff.

        Between March 27, 2008, and May 28, 2008, various alleged shareholders filed derivative lawsuits against former and current officers or board members wherein the plaintiff shareholders are seeking damages for the Company. The Company has been named a nominal defendant in each derivative

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. Commitments and Contingencies (Continued)

lawsuit. Four (4) derivative lawsuits are pending in the United States District Court for the District of South Carolina Charleston Division; two (2) derivative lawsuits are pending in Charleston, South Carolina Circuit Court; and one (1) derivative lawsuit is pending in Clark County, Nevada District Court. The plaintiff shareholders' allegations include and are not limited to allegations of breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment in connection with the Company's public statements regarding its operations and financial results, internal controls, compensation of certain defendants, and alleged insider stock sales by certain defendants. In August and September 2008, the defendants filed motions to dismiss the derivative lawsuits pending in the Charleston, South Carolina Circuit Court and the Clark County, Nevada District Court. The motions filed in the Clark County, Nevada District Court were denied on February 10, 2009. On February 10, 2009, the defendants' joint motion to dismiss the plaintiffs' derivative complaints filed in the Charleston, South Carolina Circuit court was denied as it relates to the Stevenson et al lawsuits and granted without prejudice as it relates to the Hughes et al lawsuit with leave granted to the Hughes et al plaintiffs to modify their complaint accordingly. Defendants' obligations to respond to the complaints in the derivative lawsuits pending in the United States District Court for the District of South Carolina have been suspended pending a ruling on motions filed by certain plaintiffs seeking consolidation of the lawsuits and appointment of a lead plaintiff.

  Other Disputes

        On August 21, 2007, we filed suit against Protected Vehicles, Inc. ("PVI") and three of PVI's employees (all of whom were former employees of Force Protection) in the United States District Court for the District of South Carolina. In the complaint, we alleged that the named defendants used our confidential information and trade secrets to create a competing business. We sought injunctive relief, unspecified damages, attorneys' fees and costs. The defendants answered our complaint and filed counterclaims against us. In their answers and counterclaims, the defendants alleged, among other things, that we and several of our current and former officers and directors engaged in: certain transactions (including transactions with Force Protection) in which such officers and directors maintained a financial interest; backdating and certain other improper acts in connection with certain stock issuances; allegedly wrongful acts with respect to a procurement contract with a foreign government; and other transactions involving alleged self-dealing and certain allegedly retaliatory acts in connection with defendants' prior attempts to bring such activities to the attention of the Company's personnel or governmental agencies. Defendants sought unspecified monetary damages, attorneys' fees and costs. On January 18, 2008, the district court entered an order staying the litigation in light of an involuntary bankruptcy petition filed on January 15, 2008, in the United States Bankruptcy Court for the District of South Carolina with respect to PVI. On February 5, 2008, PVI filed a voluntary Chapter 7 petition. On March 28, 2008, the Chapter 7 proceeding was converted to a Chapter 11 proceeding. On June 20, 2008, the Bankruptcy Court remanded the litigation back to the District Court, and on September 3, 2008, the bulk of PVI's assets, including certain rights and liabilities with respect to our suit against it, were sold to a third party. On July 31, 2008, we settled our claim against one of the employees, and we rehired him on October 13, 2008. As of February 2, 2009 Force Protection Industries, Inc. and Force Protection, Inc. entered into a settlement agreement with defendants, including the third-party purchaser, in which the defendants agreed to identify and return all our property and refrain from using it in the future, and agreed to dismiss all claims against us. The settlement agreement and release was approved by the United States Bankruptcy Court on February 19, 2009, and became effective on March 6, 2009.

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. Commitments and Contingencies (Continued)

        From February 2007 through January 2009, we received a total of 70 complaints from current and former employees filed with the United States Equal Employment Opportunity Commission alleging, among other things, race and/or gender discrimination. We have responded to the complaints as such responses have become due, and are investigating the allegations.

        On November 13, 2007, we were served with a lawsuit filed by former senior employee against Force Protection Inc., Force Protection Industries, Inc. and former Force Protection officers. The complaint, filed in the Charleston (South Carolina) County Court of Common Pleas, alleges, among other things, that former employee is owed warrants of approximately 83,000 shares of our common stock and certain back wages and sets forth claims for, inter alia, breach of contract, violation of the South Carolina Payment of Wages Act, retaliatory wrongful discharge, and defamation. We answered the complaint on January 25, 2008. We entered into a settlement agreement and general release with the former employee on March 13, 2009.

        In early December 2007, we submitted a voluntary disclosure to DDTC regarding the shipment of technical manuals, Cheetah spare parts, armored vest plates, parts not listed on our license and transfers of technical data to and by our vendors without proper authorization or identification of the appropriate exemption. On January 22, 2008, the DDTC requested additional information and documentation for each specific shipment of these items within sixty days. In addition, the DDTC directed us to undertake certain specific measures, including, but not limited to, that we hire a full time senior export control compliance officer, implement certain procedures, conduct comprehensive ITAR training, immediately conduct a comprehensive export compliance audit, and institute a plan to conduct periodic audits of the export compliance program. On February 11, 2008, we provided DDTC with the job description for the Director of Export Controls, draft Export Controls Manual, ITAR presentation provided in new orientation training and the attendance logs for annual ITAR training provided to executives and other employees having ITAR responsibilities. On March 11, 2008, we provided DDTC with our draft audit plan and on June 2, 2008, we provided the final audit report. In response, we have hired an executive director of export controls. On July 14, 2008, we provided DDTC with supplemental information to our previous voluntary disclosure and other information identified in the audit. We have developed and implemented an Export Control Policies and Procedures Manual and ITAR Product Classification Guide, established an Export Control Council, and revised our Technology Control Plan and Code of Conduct and Ethics. As a result of the export compliance audit, we have identified additional unauthorized transfers internally at our facility and in support of U.S. operations in Iraq and Afghanistan as well as issues associated with the execution of our licenses and agreements. We have reported these matters to DDTC. On October 27, 2008, we received a letter from the DDTC advising that this voluntary disclosure has been closed without taking any civil penalties, but reserving the right to reopen if circumstances warrant.

        On February 8, 2008, a temporary independent contractor whose services we had terminated filed a complaint with OSHA which alleges a violation under the employee protection provisions of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002, 18 U.S.C. §1514A. The former independent contractor alleges that we terminated his engagement in retaliation for his allegation of certain corporate governance, government contracting, accounting and other irregularities. On April 18, 2008, we responded to the allegations. In August 2008 the claimant submitted a proposed amended complaint which sought to add additional claims and the current and former chief executive officers as defendants. On October 2, 2008, Force Protection and individuals submitted a further response. On November 20, 2008, the claimant exercised

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. Commitments and Contingencies (Continued)

his rights under Section 806 to withdraw his claim from the Department of Labor, stating that he had decided instead to pursue his claims in a lawsuit in federal district court. As a result of the claimant's election, the Department of Labor terminated its processing of the matter at that time. However, to date we have not received any notice that the claimant has filed any lawsuit.

        On August 15, 2008, we received a $1.1 million notice of claim of lien for the balance of tooling supplied by a vendor to our prime contractor on the Roxboro Facility. We have demanded that the prime contractor resolve this matter with its vendor and indemnify us for this claim of lien.

        On October 14, 2008, we settled a claim for $583,000 by several investors in connection with the conversion of their shares of our preferred stock and alleged damages relating to warrants the investors allege were granted but never distributed to them.

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

        In addition, compliance with the directives of the DDTC discussed above may result in substantial expenses and diversion of management. Any failure to adequately address the directives of DDTC could result in civil fines or suspension or loss of our export privileges, any of which could have a material adverse effect on our business or financial position, results of operations, or cash flows.

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

15. Employee Benefits

  401(k) Plan

        We entered into a 401(k)/Profit Sharing Plan ("Plan") effective January 1, 2004. The Plan, which covered 367 and 255 participants as of December 31, 2008 and 2007, respectively, is a defined contribution plan covering all of our full-time and certain part-time employees.

        The Plan permits employees to participate in the Plan effective with the first day of employment. The Plan is participant directed, and, therefore, participants are allowed to select the investment funds to which they wish to contribute. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA").

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

contributions up to 6% of compensation, the Company will match 50%. The Plan also provides that the maximum discretionary contribution that may be made by the Company on behalf of any participant is 4% of compensation. The Company's matching contribution expense for the year ended December 31, 2008 totaled $0.5 million.

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

  Gain Sharing Program

        The Gain Sharing Program was authorized by the board of directors on March 1, 2007 and provides for additional compensation that is paid quarterly in arrears to eligible employees for quarters in which we earn net income. Under the Gain Sharing Program, we distribute ten percent of each quarter's net income equally to all eligible employees. However, due to the restatement of our 2007 quarterly results we did not calculate or pay gain sharing for the fourth quarter of 2007 because our total net income for the year ended December 31, 2007 was less than the previously reported net income for the nine-month period ended September 30, 2007. We expensed $4.7 million and $2.4 million under the Gain Sharing Program for the years ended December 31, 2008 and 2007, respectively.

16. Summarized Quarterly Unaudited Financial Data

        The following tables present selected operating results for each quarter of the years ended December 31, 2008 and 2007 (in thousands, except per share amounts):

	For the year ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$403,047	$340,917	$343,309	$239,058
Gross profit	38,331	37,351	63,777	37,202
Net income	7,037	8,267	19,907	11,708
Earnings per share:
Basic	$0.10	$0.12	$0.29	$0.17
Diluted	$0.10	$0.12	$0.29	$0.17

	For the year ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$104,825	$138,659	$206,794	$440,394
Gross profit	19,700	20,569	22,534	41,066
Net income (loss)	(480)	663	(799)	8,268
Earnings (loss) per share:
Basic	$(0.01)	$0.01	$(0.01)	$0.12
Diluted	$(0.01)	$0.01	$(0.01)	$0.12

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

        Our management, at the direction of our chief executive officer and chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Exchange Act), as of December 31, 2008. Based on that evaluation and the identification of material weaknesses in our internal control over financial reporting as described in this Item 9A below under the heading Management's Report on Internal Control over Financial Reporting, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2008.

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

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by or under the supervision of our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. A company's internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of our assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorizations of our management and board of directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

        In connection with the evaluation of our disclosure controls and procedures, our management team attempted to identify any "material weakness" in our internal control environment. We defined "material weakness" as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We defined "significant deficiency" as a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

        As previously disclosed under "Item 9A—Controls and Procedures" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, we concluded that our internal control over financial reporting was not effective based on identified material weaknesses. The method of remediation of certain of these material weaknesses has been addressed below in Changes in Internal Control Over Financial Reporting.

        Based on our assessment and the criteria discussed above, our management, including our chief executive officer and chief financial officer, concluded that our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) was not effective as of December 31, 2008 as a result of the material weaknesses:

        Accounting for revenue recognition—We did not maintain effective controls over the completeness and accuracy of revenue, accounts receivable and related reserves. Specifically, effective controls were not designed and in place to ensure that sales orders were complete, accurate and recorded on a timely basis. Further, reconciliations were not completed in a timely manner to ensure the accuracy of revenue recognition.

        Inadequate monitoring of non-routine and non-systematic transactions —We did not have effective controls in place to monitor and accurately record non-routine and non-systematic transactions. During the fourth quarter, we implemented additional processes for reviewing and monitoring non-routine business activities within our financial statement close process. These have not been in place for an adequate period of time for us to determine whether the material weakness had been adequately addressed.

        Our independent registered public accounting firm, Grant Thornton LLP, has issued a report on our internal control over financial reporting as of December 31, 2008. That report is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

        As previously disclosed under "Item 9A—Controls and Procedures" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, we concluded that our internal control over financial reporting was not effective based on the material weaknesses identified. For the fiscal year ended December 31, 2007, our six areas of material weakness represented significant, broad-based gaps in our control environment. We have worked throughout the year to remediate the material weaknesses that existed as of December 31, 2007. In the fourth quarter ended December 31, 2008, we had sufficient evidence to conclude that we completed remediation of the following material weaknesses:

        Financial statement closing process—To address previously disclosed material weaknesses related to the financial statement closing process and the insufficient complement of personnel with an appropriate level of accounting knowledge, experience with the Company, and training in the application of GAAP, we have implemented policies and procedures and hired personnel with a sufficient level of accounting, GAAP, and financial reporting expertise commensurate with our financial reporting requirements. The additions include but are not limited to a Chief Financial Officer, Corporate Controller, Financial Controller, and various staff and manager level positions in fixed assets, accounts receivable, and accounts payable.

        Accounting for inventory and related accounts—To address previously disclosed material weaknesses related to the accounting for inventory and related accounts, we have implemented policies, procedures and processes to strengthen the accounting for inventory, accounts payable and cost of goods sold.

        Accounting for income taxes—To address previously disclosed material weaknesses related to the accounting for income taxes and related tax assets and liabilities, we have hired an external advisor to provide accounting and tax consulting services. Additionally, we have implemented procedures and processes for management to review and approve the work performed by the external advisor.

        Information technology controls—To address previously disclosed material weaknesses related to information technology controls, we have improved the controls over the management of information security and changes to applications and data.

Remediation of Remaining Material Weaknesses

        We have engaged in, and are continuing to engage in, substantial efforts to improve our internal controls over revenue, accounts receivable and related reserves. These efforts include strengthening the processes and controls over sales order maintenance and invoicing, timeliness of reconciliations, and monitoring of revenue, accounts receivable, and related reserves. This is accomplished with the addition of professional staff with the skills and experience needed for a public company of our size and complexity.

        To address the weakness around non-routine and non-systematic transactions, we have implemented policies and procedures and hired personnel with a sufficient level of financial reporting expertise commensurate with our financial reporting requirements. Further, we have implemented a Disclosure Committee that meets often during reporting periods and includes employees from all areas of the company including executive, financial, information technology and operations management.

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Incorporated by reference from the information in our proxy statement for the 2009 Annual Meeting of Shareholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 11.    EXECUTIVE COMPENSATION

        Incorporated by reference from the information in our proxy statement for the 2009 Annual Meeting of Shareholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS

        Incorporated by reference from the information in our proxy statement for the 2009 Annual Meeting of Shareholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        Incorporated by reference from the information in our proxy statement for the 2009 Annual Meeting of Shareholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated by reference from the information in our proxy statement for the 2009 Annual Meeting of Shareholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Force Protection or the other parties to the agreements. Some of the agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  •
  Should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  •
  Have been qualified by the disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  •
  May apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

  •
  Were made only as of the date of the applicable agreement or such other date or dates may be specified in the agreement and are subject to more recent developments.

        Accordingly, the representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Force Protection, Inc. may be found elsewhere in this Annual Report on Form 10-K and Force Protection's other public filings, which are available without charge on Force Protection, Inc.'s website at www.forceprotection.net.

EXHIBIT INDEX

NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger, filed as Exhibit 2.1 to the Company's Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.
3.1	Articles of Incorporation, filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.
3.2	Certificate of Amendment to Articles of Incorporation, filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.
3.3	Certificate of Amendment to Articles of Incorporation, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed November 26, 2008, is hereby incorporated by reference.
3.4	Second Amended and Restated By-Laws of Force Protection, Inc., filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed November 26, 2008, is hereby incorporated by reference.
4.1
Certificate of Designation for Series D Convertible Preferred Stock, dated January 19, 2005, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed January 27, 2005, is hereby incorporated by reference.
4.2
Amended and Restated Certificate of Designation for Series B Convertible Preferred Stock, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed February 15, 2005, is hereby incorporated by reference.
4.3
Amended and Restated Certificate of Designation for Series C Convertible Preferred Stock, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed February 15, 2005, is hereby incorporated by reference.
10.1
Lease Agreement between Dorchester County, South Carolina and Lati Industries, Inc., dated December 7, 1998, filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference. (This lease was assumed by the Company under the Assignment and Assumption Agreement, dated March 22, 2007 referred to in Exhibit 10. 35 to this Form 10-K.)
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
10.4
Building No. 1 Office Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated June 1, 2005, filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007, is hereby incorporated by reference.
10.5
Building No. 1 Industrial Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated January 15, 2006, filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007, is hereby incorporated by reference.

NUMBER	DESCRIPTION
10.6	First Amendment to Building No. 1 Industrial Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated May 1, 2006, filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007, is hereby incorporated by reference.
10.7
Production License Agreement between Force Protection Industries, Inc. and BAE Systems Land & Armaments, LP, dated June 13, 2006, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 14, 2006, is hereby incorporated by reference.
10.8
Logistic Support Agreement between Force Protection Industries, Inc. and BAE Systems Land & Armaments, LP, dated June 13, 2006, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 14, 2006, is hereby incorporated by reference.
10.9
Second Amendment to Building No. 1 Industrial Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated July 1, 2006, filed as Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007, is hereby incorporated by reference.
10.10
Letter Agreement among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated July 18, 2006, regarding Building No. 2 Industrial Lease and Building No. 3 Industrial Lease, filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007, is hereby incorporated by reference.
10.11
Modification No. 01 to Subcontract No. SCT0044135 between Force Protection Industries, Inc. and BAE Land Systems and Armaments L.P., dated August 8, 2006, filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.
10.12
Contract between Force Protection Industries, Inc. and the British Ministry of Defence, dated August 11, 2006, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 17, 2006, is hereby incorporated by reference.
10.13
Memorandum of Agreement and Cooperation between Mechem, a division of Denel (PTY) Ltd. and Force Protection, Inc., dated September 28, 2006, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 28, 2006, is hereby incorporated by reference.
10.14
Third Amendment to Building No. 1 Industrial Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated October 1, 2006, filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007, is hereby incorporated by reference.
10.15
Memorandum of Understanding between Force Protection, Inc. and General Dynamics Land Systems, Inc., dated November 9, 2006, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 17, 2006, is hereby incorporated by reference.
10.16
Joint Venture Agreement between General Dynamics Land Systems, Inc. and Force Protection, Inc., dated December 15, 2006, as amended, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed August 9, 2007, is hereby incorporated by reference.

NUMBER	DESCRIPTION
10.17	Letter Contract issued to the Company by the United States Marine Corps Systems Command, dated January 25, 2007, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 5, 2007, is hereby incorporated by reference.
10.18
Ground Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated February 1, 2007, filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007, is hereby incorporated by reference.
10.19
Second Amendment to Building No. 2 Industrial Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated February 1, 2007, filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007, is hereby incorporated by reference.
10.20
Letter Contract issued to Force Protection, Inc. by the United States Marine Corps Systems Command, dated February 14, 2007, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 20, 2007, is hereby incorporated by reference.
10.21
Letter Contract issued to Force Protection, Inc. by the United States Marine Corps Systems Command, dated March 9, 2007, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 15, 2007, is hereby incorporated by reference.
10.22
Purchase and Sale Agreement between Force Protection, Inc. and NEWTEC Services Group, Inc., dated March 9, 2007, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 15, 2007, is hereby incorporated by reference.
10.23
Asset Purchase Agreement between Force Protection Technologies, Inc. and Lati USA, Inc., dated March 22, 2007, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 28, 2007, is hereby incorporated by reference.
10.24
Assignment and Assumption Agreement between Force Protection Technologies, Inc. and Lati USA, Inc., dated March 22, 2007, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 28, 2007, is hereby incorporated by reference.
10.25
Post Closing Memorandum between Force Protection Technologies, Inc. and Lati USA, Inc., dated March 22, 2007, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed March 28, 2007, is herby incorporated by reference.
10.26
Technology and License Agreement among Force Protection, Inc., General Dynamics Land Systems Inc. and Force Dynamics LLC, dated April 3, 2007, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007, is hereby incorporated by reference.
10.27
Modification of Contract Agreement with the United States Marine Corps, dated April 17, 2007, filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed August 9, 2007, is hereby incorporated by reference.
10.28
Delivery Order under Contract No. M67854-07-D-5031 with the United States Marine Corps Systems Command, dated April 23, 2007, filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed August 9, 2007, is hereby incorporated by reference.
10.29
Delivery Order under Contract No. M67854-07-D-5031 with the United States Marine Corps Systems Command, dated June 19, 2007, filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed August 9, 2007, is hereby incorporated by reference.

NUMBER	DESCRIPTION
10.30	First Amendment to Building No. 1 Office Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated July 1, 2007, filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007, is hereby incorporated by reference.
10.31
First Amendment to Ground Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated July 1, 2007, filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007, is hereby incorporated by reference.
10.32
Second Amendment to Building No. 3 Industrial Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated July 1, 2007, filed as Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007, is hereby incorporated by reference.
10.33
Fourth Amended and Restated Building No. 1 Industrial Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated July 1, 2007, filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007, is hereby incorporated by reference.
10.34
Third Amendment to Building No. 2 Industrial Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated July 1, 2007, filed as Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007, is hereby incorporated by reference.
10.35
License Agreement between Force Protection Industries, Inc. and the CSIR, dated July 6, 2007, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007, is hereby incorporated by reference.
10.36
Loan Agreement between Force Protection, Inc. and Wachovia Bank, National Association, dated July 20, 2007, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 9, 2007, is hereby incorporated by reference.
10.37
Security Agreement between Force Protection, Inc. and Wachovia Bank, National Association, dated July 20, 2007, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 9, 2007, is hereby incorporated by reference.
10.38
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
10.40
Subcontract Agreement among Force Protection Industries, Inc., General Dynamics, Inc., and General Dynamics Land Systems, Inc., dated September 10, 2007, filed as Exhibit 10.52 to the Company's Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.
10.41
Modification Number One to Promissory Note between Force Protection, Inc. and Wachovia Bank, National Association, dated September 30, 2007, filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007, is hereby incorporated by reference.

NUMBER	DESCRIPTION
10.42	Delivery Order No. 6 under Contract M67854-07-D- 5031 with the United States Marine Corps Systems Command, dated October 18, 2007, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007, is hereby incorporated by reference.
10.43
Memorandum of Agreement between the CSIR and Force Protection Industries, Inc., dated October 29, 2007, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 2, 2007, is hereby incorporated by reference.
10.44
Fourth Amendment to Building No. 2 Industrial Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated November 1, 2007, filed as Exhibit 10.56 to the Company's Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.
10.45
Delivery Order No. 7 under Contract No. M67854-07-D-5031 with the United States Marine Corps Systems Command, dated December 18, 2007, filed as Exhibit 10.57 to the Company's Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.**
10.46
Modification Number Two to Promissory Note between Force Protection, Inc. and Wachovia Bank, National Association, dated January 9, 2008, filed as Exhibit 10.58 to the Company's Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.
10.47
First Amendment to Loan Agreement between Force Protection, Inc. and Wachovia Bank, National Association, dated January 9, 2008, filed as Exhibit 10.59 to the Company's Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.
10.48
Modification Number Three to Promissory Note between Force Protection, Inc. and Wachovia Bank, National Association, dated January 9, 2008, filed as Exhibit 10.60 to the Company's Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.
10.49
Extension Amendment to Leases between Force Protection, Inc. and Aerospace/Defense, Inc., dated January 10, 2008, filed as Exhibit 10.61 to the Company's Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.
10.50
Second Amendment to Loan Agreement between Force Protection, Inc. and Wachovia Bank, National Association, dated February 15, 2008, filed as Exhibit 10.63 to the Company's Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.
10.51
Modification, dated April 15, 2008, to the Second Amendment to Loan Agreement, dated February 15, 2008, filed as Exhibit 10.64 to the Company's Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.
10.52
Amendment of Solicitation/Modification of Contract with United States Marine Corps Systems Command, dated February 22, 2008, filed as Exhibit 10.65 to the Company's Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.**
10.53
Employment Agreement between Force Protection, Inc. and Michael Moody, dated March 19, 2008, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 24, 2008, is hereby incorporated herein by reference.*

NUMBER	DESCRIPTION
10.54	Agreement between Force Protection, Inc. and Lenna Ruth Macdonald, dated March 24, 2008, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 24, 2008, is hereby incorporated by reference.*
10.55
Agreement between Force Protection, Inc. and Damon Walsh, dated April 4, 2008, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 8, 2008, is hereby incorporated by reference.*
10.56
Agreement between Force Protection, Inc. and Mark Edwards, dated April 4, 2008, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed April 8, 2008, is hereby incorporated by reference.*
10.57
Agreement between Force Protection, Inc. and Daniel Busher, dated April 4, 2008, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed April 8, 2008, is hereby incorporated by reference.*
10.58
Agreement between Force Protection, Inc. and Shelia Boyd, dated April 4, 2008, filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed April 8, 2008, is hereby incorporated by reference.*
10.59
Amended and Restated Loan Agreement between Force Protection, Inc., Force Protection Technologies, Inc., Force Protection Industries, Inc., and Wachovia Bank, National Association, dated May 6, 2008, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 9, 2008, is hereby incorporated by reference.
10.60
Promissory Note between Force Protection, Inc. and Wachovia Bank, National Association, dated May 6, 2008, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 9, 2008, is hereby incorporated by reference.
10.61
Amendment of Solicitation/Modification of Contract between Force Protection Industries, Inc. and the United States Marine Corps Systems Command, dated May 19, 2008, filed as Exhibit 10.78 to the Company's Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.**
10.62
Amendment of Solicitation/Modification of Contract between Force Protection Industries, Inc. and the United States Marine Corps Systems Command, dated May 30, 2008, filed as Exhibit 10.79 to the Company's Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.**
10.63
Agreement between Force Protection, Inc. and Charles Mathis, dated June 25, 2008, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 27, 2008, is hereby incorporated by reference.
10.64
Second Extension Amendment to Leases between Force Protection, Inc. and Aerospace/Defense, Inc., dated June 25, 2008, filed as Exhibit 10.81 to the Company's Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.
10.65	Amendment of Solicitation/Modification of Contract between Force Protection Industries, Inc. and the United States Marine Corps, dated October 1, 2008.†**
10.66	Amendment of Solicitation/Modification of Contract between Force Protection Industries, Inc. and the United States Army Tank Automotive and Armaments Command, dated October 20, 2008.†**

NUMBER	DESCRIPTION
10.67	Second Amended and Restated Loan Agreement between Force Protection, Inc., Force Protection Technologies, Inc., Force Protection Industries, Inc., and Wachovia Bank, National Association, dated October 31, 2008, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 3, 2008, is herby incorporated by reference.
10.68
Amended and Restated Promissory Note between Force Protection, Inc. and Wachovia Bank, National Association, October 31, 2008, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed November 3, 2008, is hereby incorporated by reference.
10.69	Amendment of Solicitation/Modification of Contract between Force Protection Industries, Inc. and the United States Marine Corps Systems Command, dated December 17, 2008.†**
10.70
Letter Agreement among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated December 22, 2008, regarding Building No. 1 Industrial Lease, Building No. 1 Office Lease, Building No. 2 Industrial Lease and Building No. 6 Ground Lease, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 30, 2008, is hereby incorporated by reference.
10.71	Amendment of Solicitation/Modification of Contract between Force Protection Industries, Inc. and the United States Marine Corps Systems Command, dated November 14, 2008.†**
10.72	Basic Contract between Force Protection Industries, Inc. and the United States Marine Corps Systems Command, dated May 3, 2007.†**
10.73	First Amendment to Agreement between Force Protection, Inc. and Daniel Busher, dated December 24, 2008.†*
10.74	First Amendment to Agreement between Force Protection, Inc. and Mark Edwards, dated December 24, 2008.†*
10.75	First Amendment to Agreement between Force Protection, Inc. and Damon Walsh, dated December 24, 2008.†*
10.76	First Amendment to Agreement between Force Protection, Inc. and Lenna Ruth Macdonald, dated December 24, 2008.†*
10.77	First Amendment to Agreement between Force Protection, Inc. and Shelia Boyd, dated December 24, 2008.†*
10.78	First Amendment to Agreement between Force Protection, Inc. and Charles Mathis, dated December 24, 2008.†*
10.79	Second Amendment to Agreement between Force Protection, Inc. and Daniel Busher, dated January 12, 2009.†*
10.80	Second Amendment to Agreement between Force Protection, Inc. and Shelia Boyd, dated January 12, 2009.†*
10.81	Second Amendment to Agreement between Force Protection, Inc. and Charles Mathis, dated January 12, 2009.†*
10.82	Second Amendment to Agreement between Force Protection, Inc. and Damon Walsh, dated January 12, 2009.†*

NUMBER	DESCRIPTION
10.83	Second Amendment to Agreement between Force Protection, Inc. and Lenna Ruth Macdonald, dated January 12, 2009.†*
10.84	Second Amendment to Agreement between Force Protection, Inc. and Mark Edwards, dated January 12, 2009.†*
10.85	First Amendment to Agreement between Force Protection, Inc. and Michael Moody, dated December 23, 2008.†*
14.1	Code of Conduct and Ethics of Force Protection, Inc., filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.
21.1	Subsidiaries of the Registrant.†
23.1	Consent of Grant Thornton LLP†
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

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

FORCE PROTECTION INC. (Registrant)
Date: March 26, 2009	By:	/s/ MICHAEL MOODY
		Name:	Michael Moody
		Title:	President and Chief Executive Officer (principal executive officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the 26th of March, 2009, on behalf of the registrant and in the capacities indicated.

Signature	Capacity

/s/ MICHAEL MOODY Michael Moody	President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)
/s/ CHARLES MATHIS Charles Mathis	Chief Financial Officer (principal financial and accounting officer)
/s/ MAJOR GENERAL JACK A. DAVIS Major General Jack A. Davis	Director
/s/ JOHN S. DAY John S. Day	Director
/s/ LIEUTENANT GENERAL ROGER G. THOMPSON, JR. Lieutenant General Roger G. Thompson, Jr.	Director
/s/ JOHN W. PAXTON, SR. John W. Paxton, Sr.	Director