Form 10-Q
period 2009-03-31
FORCE PROTECTION INC
filed 2009-05-11
CIK 1032863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes  ☒  No

The registrant had 69,948,991 shares of common stock outstanding as of May 8, 2009.

PART I. FINANCIAL STATEMENTS

Item 1.    Financial Statements

Force Protection, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	As of March 31, 2009	As of December 31, 2008
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$119,830	$111,001
Accounts receivable, net	152,377	138,449
Inventories	100,508	88,502
Deferred income tax assets	13,481	15,572
Prepaid income taxes	10,324	—
Other current assets	2,704	2,417
Total current assets	399,224	355,941
Property and equipment, net	61,589	61,429
Investment in joint venture	1,925	—
Intangible assets, net	503	654
Total assets	$463,241	$418,024

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$55,553	$47,115
Due to United States government	58,418	39,015
Advance payments on contracts	43,734	29,504
Other current liabilities	15,149	20,783
Total current liabilities	172,854	136,417
Deferred income tax liabilities	4,352	3,141
Other long-term liabilities	—	139
	177,206	139,697
Commitments and contingencies

Shareholders’ equity:
Common stock	69	68
Additional paid-in capital	257,270	256,939
Retained earnings	28,696	21,320
Total shareholders’ equity	286,035	278,327
Total liabilities and shareholders’ equity	$463,241	$418,024

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Force Protection, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2009	2008
	(In Thousands, Except Per Share Data)
Net sales	$184,734	$403,047
Cost of sales	147,832	364,716
Gross profit	36,902	38,331
General and administrative expenses	20,851	24,625
Research and development expenses	4,605	2,860
Operating income	11,446	10,846
Other income (expense), net	(62)	511
Interest expense	(136)	(125)
Income before income tax expense	11,248	11,232
Income tax expense	(3,872)	(4,195)
Net income	7,376	7,037
Earnings per common share:
Basic	$0.11	$0.10
Diluted	$0.11	$0.10
Weighted average common shares outstanding:
Basic	68,408	68,297
Diluted	68,755	68,363

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Force Protection, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2009	2008
	(In Thousands)
Cash flows from operating activities:
Net income	$7,376	$7,037
Adjustments to reconcile net income to net cash provided by operating activities –
Depreciation and amortization	3,237	2,986
Deferred income tax provision	3,302	1,227
Stock-based compensation	315	33
Allowance for doubtful accounts	—	79
Provision for asset impairment	—	4,947
Provision for inventory obsolescence	210	2,837
Loss from joint venture	205	—
(Increase) decrease in assets –
Accounts receivable	(13,928)	(28,103)
Inventories	(12,216)	2,758
Advances to subcontractor	—	147
Prepaid income taxes	(10,324)	2,968
Other current assets	(287)	(2,515)
Increase (decrease) in liabilities –
Accounts payable	8,273	15,327
Due to United States government	19,403	—
Other current liabilities	(5,643)	1,056
Advance payments on contracts	14,230	(7,655)
Total adjustments	6,777	(3,908)
Net cash provided by operating activities	14,153	3,129
Cash flows from investing activities:
Capital expenditures	(3,081)	(6,181)
Investment in joint venture	(2,130)	—
Net cash used in investing activities	(5,211)	(6,181)
Cash flows from financing activities:
Proceeds from issuance of common stock	15	—
Net decrease in other long-term liabilities	(128)	(167)
Net cash used in financing activities	(113)	(167)
Increase (decrease) in cash and cash equivalents	8,829	(3,219)
Cash and cash equivalents at beginning of year	111,001	90,997
Cash and cash equivalents at end of period	$119,830	$87,778
Supplemental cash flow information:
Cash paid during the period for
Interest, net of amounts capitalized	$22	$132
Income taxes	$15,101	$31
Supplemental schedule of noncash investing and financing activities:
Property and equipment additions in accounts payable	$438	$—

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

1.     Summary of Significant Accounting Policies

Organization and Description of the Business

Force Protection, Inc., reincorporated under the laws of Nevada in 2005, and its subsidiaries, is a provider of blast- and ballistic-protected products used to support armed forces and security personnel in harm’s way.  We design, manufacture, test, deliver and support our blast- and ballistic-protected products with the purpose to increase survivability of the users of the products.  Our specialty vehicles, which we believe are the forefront of blast- and ballistic-protected technology, are designed to protect their occupants from landmines, hostile fire, and improvised explosive devices (“IEDs”).  We are a key provider of vehicles to the United States military under the Mine Resistant Ambush Protected (“MRAP”) program. Our customers include all branches of the United States Department of Defense (“DoD”) and through foreign military sales of the DoD, military customers located in the United Kingdom, Iraq, Canada, Italy, and France.

Integrated Survivability Technologies Limited, an England and Wales company (“IST”), is a joint venture between Force Protection Advanced Solutions Limited (“FPAS”), a subsidiary of Force Protection Industries, Inc., and NP Aerospace Limited, a subsidiary of The Morgan Crucible Company plc.   Pursuant to the terms of the joint venture, IST shall act as the prime contractor for vehicles and related total life cycle support awarded by the United Kingdom Ministry of Defence. The vehicles delivered by IST will be based on the version of our Wolfhound, Buffalo, Mastiff and Ridgback vehicles. Force Protection and NP Aerospace Limited each own a 50% interest in IST and the board of IST consists of six members, three of whom are appointed by Force Protection.  Pursuant to the joint venture, IST will contract with Force Protection Industries, Inc., a subsidiary of Force Protection, Inc., for the delivery of the vehicles to IST. As of March 31, 2009, we have contributed $2.1 million for this investment in IST.   Our current contract with IST calls for an additional capital contribution on July 6, 2009. However, we do not anticipate that an additional contribution will be required at such time.  We account for this joint venture as an equity-method investment.

Force Dynamics, LLC, a joint venture between Force Protection, Inc. and General Dynamics Land Systems, Inc. (“GDLS”), distributes blast- and ballistic-protected vehicles. Force Dynamics currently offers the Cheetah M-ATV, a highly versatile Cheetah vehicle designed for use in challenging terrain environments, and received its first award in March of 2009.  Force Protection and GDLS each own a 50% interest in Force Dynamics and the board of Force Dynamics consists of six members, three of whom are appointed by Force Protection.  All future contracts awarded to Force Dynamics, pursuant to the M-ATV contract, will be wholly subcontracted to each of Force Protection and GDLS pursuant to 50/50 work share allocation at the revenue level. We account for this joint venture as an equity-method investment.

References herein to “Force Protection,” the “Company,” “we,” “our,” or “us” refer to Force Protection, Inc. and its subsidiaries unless otherwise stated or indicated by context.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the United States Securities and Exchange Commission (“SEC”) on March 26, 2009. These unaudited condensed consolidated financial statements have been prepared pursuant to Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made herein are adequate to make the information not misleading.

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

These unaudited condensed consolidated financial statements include the assets, liabilities, revenues and expenses of our two wholly owned subsidiaries, Force Protection Industries, Inc. and Force Protection Technologies, Inc., and our 50% owned Delaware limited liability company, Force Dynamics, LLC. We eliminate from our financial results all significant intercompany accounts and transactions.

Certain prior period information has been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standard Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of Useful Life of Intangible Assets, (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We adopted FSP FAS 142-3 in the first quarter of 2009.  This standard did not have a material impact on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value. Specifically, the standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. FASB Statement No. 157 does not expand the use of fair value to any new circumstances, and must be applied on a prospective basis, except in certain cases. The standard also requires expanded financial statement disclosures about fair value measurements, including disclosure of the methods used and the effect on earnings.

In February 2008, FASB Staff Position (“FSP”) FAS No. 157-2, Effective Date of FASB Statement No. 157, was issued. FSP FAS No. 157-2 defers the effective date of FASB Statement No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP FAS No. 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The partial adoption of FASB Statement No. 157, including FSP FAS No. 157-2, during the first quarter of 2009, with respect to financial assets and financial liabilities recognized or disclosed at fair value in the consolidated financial statements on a recurring basis, did not have a material impact on our consolidated financial statements.

We have determined that all other recently issued accounting pronouncements will not have a material impact on our consolidated financial position, results of operations and cash flows, or do not apply to our operations.

2.     Accounts Receivable

Accounts receivable consists of the following (in thousands):

	As of March 31,	As of December 31,
	2009	2008
United States government	$143,303	$114,230
Other accounts receivable	9,074	24,219
Accounts receivable, net	$152,377	$138,449

Other accounts receivable includes amounts that relate to non-government entities and the sale of excess raw materials to suppliers.  Any gain or loss on the sale of excess raw materials is included in Other income (expense), net in the accompanying condensed consolidated statements of operations.  As of March 31, 2009 and December 31, 2008, our accounts receivable from the United States government included $14.1 million and $8.6 million, respectively, of earned and unbilled accounts receivable.

3.     Inventories

Inventories consist of the following (in thousands):

	As of March 31,	As of December 31,
	2009	2008
Raw material and supplies	$74,267	$64,857
Work in process	23,355	23,645
Finished goods	2,886	—
Inventories	$100,508	$88,502

Due to excess and obsolete inventory and to account for our inventory at the lower of cost or market, we reduced the cost basis of our raw material and supplies and charged to Cost of sales $0.2 million during the three-month period ended March 31, 2009.

4.     Property and Equipment

Property and equipment consist of the following (in thousands):

	As of March 31,	As of December 31,
	2009	2008
Land	$4,419	$4,419
Buildings and building improvements	12,753	12,669
Leasehold improvements	14,334	13,988
Machinery and equipment; including tooling and molds	32,983	32,421
Computer equipment and software	10,516	9,062
Furniture and fixtures	3,455	3,580
Demonstration vehicles	1,863	1,863
Manuals	705	705
Vehicles	676	676
	$81,704	$79,383
Less: Accumulated depreciation	(21,769)	(18,683)
	59,935	60,700
Construction in progress	1,654	729
Property and equipment, net	$61,589	$61,429

In March 2008, we decided to suspend the construction of the assembly line at our Roxboro, North Carolina facility.  As a result, we charged $4.9 million to operations in the first quarter of 2008, comprised of $2.1 million in deposits on services to be provided and $2.8 million in design costs.

During 2008, we completed the renovation of our Roxboro facility and capitalized costs as building improvements of approximately $5.8 million. We will use the Roxboro facility for training purposes beginning in late May 2009.

5.     Advance Payments on Contracts

Advance payments on contracts consist of the following (in thousands):

	As of March 31,	As of December 31,
	2009	2008
Mine Resistant Ambush Protected (“MRAP”) program	$42,091	$29,504
Iraqi Light Armored Vehicles (“ILAV”)	1,243	—
Other	400	—
Advance payments on contracts	$43,734	$29,504

Under some of our United States government contracts, we receive performance-based payments based on completion of specific milestones stipulated under the contract (for example, completion of manufacturing fabrication). We report these payments as Advance payments on contracts in our consolidated balance sheet until the final delivery of the products and formal acceptance by the United States government as evidenced by an executed Form DD250.

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

The income tax expense for the three months ended March 31, 2009 was based on the estimated effective tax rates applicable for the fiscal year ending December 31, 2009, after considering items specifically related to the interim period.  The income tax expense for the three-month period ended March 31, 2008 was based on the estimated effective tax rates applicable for the fiscal year ended December 31, 2008, after considering items specifically related to the interim period.

Force Protection is subject to United States federal, state, and local income taxes. Income before income tax expense is as follows (in thousands):

	For the three months ended March 31,
	2009	2008
Income before income tax expense	$11,248	$11,232

A reconciliation of the statutory federal income tax expense rate to the effective income tax expense rate is as follows:

	For the three months ended March 31,
	2009	2008
Income tax expense at statutory rate	35.00%	35.00%
(Increase) decrease in tax rate resulting from:
State income taxes, net of federal tax benefit	0.70%	1.93%
Research and development credit	(2.60)%	—
Domestic Production Activities Deduction	(0.32)%	—
Other permanent differences	—	(0.82)%
Nondeductible items	1.65%	1.24%
Effective income tax expense rate	34.43%	37.35%

The effective income tax rate is the provision for income tax expense as a percent of income before income taxes. The 2009 effective rate is lower than the expected federal statutory rate of 35% due to research and development tax credits and the Domestic Production Activities Deduction, partially offset by state income taxes and nondeductible items.

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

7.     Earnings Per Common Share

The following table shows the information used in the calculation of basic and diluted earnings per common share (in thousands, except number of shares and per share amounts):

	For the three months ended March 31,
	2009	2008
Numerator – Basic and diluted:
Net income	$7,376	$7,037
Denominator:
Weighted average common shares outstanding – basic	68,407,606	68,297,100
Add: Stock options	69,770	27,028
Add: Stock grants	277,580	39,152
Weighted average common shares outstanding – diluted	68,754,956	68,363,280
Basic earning per common share:
Net income – basic	$0.11	$0.10
Diluted earning per common share:
Net income – diluted	$0.11	$0.10

The calculation of earnings per common share is based on the weighted-average number of our common shares outstanding during the applicable period. The calculation for diluted earnings per common share recognizes the effect of all dilutive potential common shares that were outstanding during the respective periods, unless their impact would be anti-dilutive. We use the treasury stock method to calculate the dilutive effect of stock options and other common stock equivalents (potentially dilutive shares). These potentially dilutive shares include stock options and stock grants. For the periods presented above, we have not excluded any potentially dilutive shares from the calculation of diluted earnings per share.

8.     Commitments and Contingencies

Financing Commitments– Credit facility

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

Until March 31, 2009, the floating rate interest per annum was reduced to the one-month LIBOR plus an additional amount (“Applicable Margin”) of 1.75%. Beginning with the quarter starting April 1, 2009, the Applicable Margin will be determined quarterly based on the Funded Debt to EBITDA ratio calculated on a rolling four quarter basis and will vary from 1.75% to 2.75% depending on that ratio.

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

Legal Proceedings

Shareholder Derivative Complaints

As previously reported, between March 27, 2008 and May 28, 2008, various alleged shareholders filed derivative lawsuits against former and current officers or board members wherein the plaintiff shareholders are seeking damages for the Company. The Company has been named a nominal defendant in each derivative lawsuit. Four derivative lawsuits pending in the United States District Court for the District of South Carolina Charleston Division were consolidated on March 31, 2009, under the caption “In Re Force Protection, Inc.  Derivative Litigation, Action No. 2:08-cv-01907-CWH”, three derivative lawsuits are pending in Charleston, South Carolina Circuit Court, and one derivative lawsuit pending in Clark County, Nevada District Court has been stayed.  The plaintiffs in the derivative lawsuit stayed in Clark County, Nevada re-filed their lawsuit in Charleston, South Carolina Circuit Court on April 9, 2009.  Motions to consolidate the three shareholder derivative actions filed in Charleston, South Carolina Circuit Court are currently pending before the Court.

Certain Other Disputes

On November 13, 2007, the Company was served with a lawsuit filed by a former senior employee against Force Protection Inc., Force Protection Industries, Inc. and former Force Protection officers. The complaint, filed in the Charleston (South Carolina) County Court of Common Pleas, alleged, among other things, that the former employee was owed warrants of approximately 83,000 shares of our common stock and certain back wages and set forth claims for, inter alia, breach of contract, violation of the South Carolina Payment of Wages Act, retaliatory wrongful discharge, and defamation. We answered the complaint on January 25, 2008. On March 13, 2009, we entered into a confidential settlement of this matter and the lawsuit has been dismissed with prejudice.

On August 15, 2008, we received a $1.1 million notice of claim of lien for the balance of tooling supplied by a vendor to our prime contractor on the Roxboro, North Carolina Facility. We demanded that the prime contractor resolve this matter with its vendor and indemnify us for this claim of lien.  On March 31, 2009, we settled this matter for $120,000.

Although we intend to defend ourselves in connection with the foregoing legal proceedings and claims and the legal proceedings set forth in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2008, there can be no assurance that we will ultimately prevail in any of these matters.  Moreover, the defense of these claims and proceedings may result in substantial legal expenses and diversion of our management, and any settlement or adverse judgment may require us to make substantial payments, any of which could have a material adverse effect on our business or financial position, results of operations, or cash flows.

We are also a party to other litigation which we consider routine and incidental to our business. We may be involved from time to time in other litigation that could have a material effect on our operations or finances. Other than the litigation described above and in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2008, we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business or financial position, results of operations, or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and should be read together with our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q.  Information in this Item 2 is intended to assist the reader in obtaining an understanding of our unaudited condensed consolidated financial statements, the changes in certain key items in those financial statements from period to period, the primary factors that accounted for those changes, and any known trends or uncertainties that we are aware of that may have a material effect on our future performance, as well as how certain accounting principles affect our unaudited condensed consolidated financial statements. MD&A includes the following sections:

•                  Overview

•                  Our Business

•                  Business Model and Key Concepts

•                  Key Challenges

•                  Strategy and Key Trends

•                  Results of Operations—an analysis of our consolidated results of operations, for the three-month periods presented in our unaudited condensed consolidated financial statements

•                  Liquidity and Capital Resources—an analysis of the effect of our operating, financing and investing activities on our liquidity and capital resources

•                  Off-Balance Sheet Arrangements—a discussion of such commitments and arrangements

•                  Contractual Obligations—a summary of our aggregate contractual obligations

•                  Critical Accounting Policies and Estimates—a discussion of accounting policies that require significant judgments and estimates

•                  New Accounting Pronouncements—a summary and discussion of our plans for the adoption of new accounting standards relevant to us

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains both historical and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (‘‘Securities Act’’), and Section 21E of the United States Securities Exchange Act of 1934, as amended (“Exchange Act”).  All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial position, results of operations, cash flows and business. We have identified some of these forward-looking statements with words like believe, may, will, should, expect, intend, plan, predict, anticipate, estimate or continue and other words and terms of similar meaning. These forward-looking statements include, among other things:

•                  statements regarding the growth of the United States and world market for blast- and ballistic-protected vehicles and survivability solutions;

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

•                    statements regarding our plans for the use of our product development and production facilities; and

•                    statements regarding the rate at which we produce our vehicles, including orders for our Cougar and Buffalo vehicles and when we and IST will produce Wolfhound vehicles, and the date as of which we will achieve any particular monthly production rate of these vehicles.

When used in this Quarterly Report on Form 10-Q, except as specifically noted otherwise, the term “Force Protection, Inc.” refers to Force Protection, Inc. only, and references to the terms “Company,” “we,” “our,” “ours” and “us” refer to Force Protection, Inc. and its consolidated subsidiaries.

Overview

All of our products are aimed at offering improved protection to personnel operating in areas posing threats of blast- or ballistic- attack. Since the early stages of Operation Iraqi Freedom and Operation Enduring Freedom, the United States military has sought a wheeled vehicle approach that balances three potentially competing operational or mission dynamics: (i) protection, which refers to the level of crew survivability against blast- and ballistic- attack; (ii) payload, which refers to the load that the vehicles can carry on board the platform, measured in units, such as crew members and cargo; and (iii) performance, which refers to a vehicle’s automotive mobility, its ability to provide technological solutions to mission requirements, and its suitability for transportation in existing military aircraft and ships.

We currently offer the following vehicle types aimed at fulfilling different operational or mission requirements:

•           The Buffalo platform;

•           The Cougar platform; and

•           The Cheetah platform.

We also currently offer ForceArmor™ as an external bolt-on solution, which provides state-of-the-art protection against attack by explosively formed projectiles, or EFPs. ForceArmor™ is designed of commercially available materials that, when combined and packaged into a kit, offer lightweight solutions that can be tailored to bolt on to the outside of any wheeled military vehicle platform. It is a modular solution that enables unit commanders to rapidly install or remove the kit depending on the threat they face. We also offer products and solutions which are aimed at enhancing the survivability of vehicles against further attacks, such as our Life Cycle Support and ForceArmor ™.

Integrated Survivability Technologies Limited, an England and Wales company (“IST”), is a joint venture between Force Protection Advanced Solutions Limited (“FPAS”), a subsidiary of Force Protection Industries, Inc., and NP Aerospace Limited, a subsidiary of The Morgan Crucible Company plc.   Pursuant to the terms of the joint venture, IST shall act as the prime contractor for vehicles and related total life cycle support awarded by the United Kingdom Ministry of Defence.  The vehicles delivered by IST will be based on the version of our Wolfhound, Buffalo, Mastiff and Ridgback vehicles.   Force Protection and NP Aerospace Limited each own a 50% interest in IST and the board of IST consists of six members, three of whom are appointed by Force Protection.  Pursuant to the joint venture, IST will contract with Force Protection Industries, Inc., a subsidiary of Force Protection, Inc., for the delivery of the vehicles to IST.  As of March 31, 2009, we have contributed $2.1 million for this investment in IST.  Our current contract with IST calls for an additional capital contribution on July 6, 2009.  However, we do not anticipate that an additional contribution will be required at such time.  We account for this joint venture as an equity-method investment.

Force Dynamics, a joint venture between Force Protection, Inc. and General Dynamics Land Systems (“GDLS”), distributes blast- and ballistic-protected vehicles. Force Dynamics currently offers the Cheetah M-ATV, a highly versatile Cheetah vehicle designed for use in challenging terrain environments.  Force Protection and GDLS each own a 50% interest in Force Dynamics and the board of Force Dynamics consists of six members, three of whom are appointed by Force Protection.  All future contracts awarded to Force Dynamics, pursuant to the M-ATV contract, will be wholly subcontracted to each of Force Protection and GDLS pursuant to a 50/50 work share allocation at the revenue level.  We account for this joint venture as an equity-method investment.  In March 2009, Force Dynamics received its first award and on April 30, 2009, Force Dynamics received an ID/IQ award for a minimum of three M-ATV Cheetah vehicles.

We are headquartered, and have leased manufacturing facilities, in Ladson, South Carolina. In March 2007, we purchased a blast range in Edgefield, South Carolina, and leased a related office building. We use these facilities for our own research and development activities and may also contract with selected governmental and commercial customers to use our facilities. We also purchased, in March 2007, a facility in Summerville, South Carolina, to expand our research and development operations and to facilitate our increased customer training requirements of products and applications. In July 2007, we purchased an additional facility in Roxboro, North Carolina. We intend to use this facility for training and sustainment purposes beginning in late May. In October 2008, we leased an office in the Washington DC vicinity. In November 2008, we leased office space in Sterling Heights, Michigan, for use as an offsite engineering office. In January 2009, we leased office and warehouse space in North Charleston, SC.

References herein to “Force Protection,” the “Company,” “we,” “our,” or “us” refer to Force Protection, Inc. and its subsidiaries unless otherwise stated or indicated by context.

Our Business

Business Model and Key Concepts

Our business is heavily influenced by the needs of the United States military for blast- and ballistic-protected wheeled vehicles. The United States Department of Defense (“DoD”) is our largest customer, although we have recently begun direct sales to foreign governments. We continually align our workforce to satisfy our business requirements.

Key Challenges

Our rapid growth has come with numerous challenges. Coupled with our reliance on the United States military for substantially all of our business, we have identified the following key challenges to continued success:

•               Continuing to capture contract awards for our products and services in a volatile marketplace;

•               Expanding our operations internationally;

•               Competing for life cycle logistics support for our fielded fleet of vehicles;

•               Establishing long-term programs to include upgrades, remanufacture, and sustainment for our fleet of vehicles;

•               Continuing the expansion of our customer base both domestically and internationally;

•               Continuing the development of new products to bring to market;

•               Establishing and maintaining our joint ventures and teaming arrangements; and

•               Eliminating or reducing internal control weaknesses over financial reporting and disclosure.

The main uncertainty about our future operations is whether we will continue to receive additional orders or contracts for our vehicles or our survivability solutions. We have no further substantial MRAP vehicle orders to fulfill at this time. Orders for our Cougar variant vehicles will allow us to continue production through the third quarter of 2009 and for our Buffalo vehicles to extend production until the fourth quarter of 2009. It is impossible to predict with certainty whether such future orders or contracts will be placed by existing or new customers. If we do not receive future orders or contracts for production beyond such dates, it is unlikely that our vehicle business will continue and our business will be materially affected.

Substantially all of our income has previously come from our United States government contracts either as a prime contractor or as a subcontractor to another prime contractor to the United States government. We received and fulfilled a large number of vehicle orders from the United States military under the MRAP program, which accounted for substantially all of the increase in our net sales during the year ended December 31, 2008. These orders have resulted, in significant part, from the particular combat situations encountered by the U.S. military in Iraq and Afghanistan, especially the use of IEDs and EFPs by enemy combatants. We cannot be certain, therefore, to what degree the United States military will continue placing orders, and these orders may decrease significantly or cease. The loss or significant reduction in government funding of a large program in which we participate could also result in a material decrease to our future sales, earnings and cash flows.

We have identified material weaknesses in our internal control over financial reporting and have concluded that our disclosure controls were not effective as of March 31, 2009.  Although we have taken steps to correct our material weaknesses, we may still be subject to risks. If we are unsuccessful in implementing or following our remediation plan, or fail to update our internal control over financial reporting as our business evolves, we may be unable to report financial information timely and accurately or to maintain effective internal controls and procedures. There can be no assurance that, as a result of these remediation efforts or otherwise, we will not identify other inaccuracies in either our previous or future financial statements that will require amendments and restatements to those financial statements, which could have a material adverse effect on us and the price of our common stock.

During 2008 and the first quarter of 2009, we sought to stabilize our business to match our contract delivery order requirements. We recognized that our business was changing, and in response, we are attempting to rebalance our workforce and manufacturing capacity. We may incur costs as a result of our efforts to recalibrate our business to meet the needs of our customers. In addition, in the past three years we had sought to rapidly expand and develop our operations and production capacity. We have incurred costs and are continuing to incur significant costs associated with our rapid expansion based on the expectation of future contract revenues. We are still experiencing and may continue to experience certain effects from this rapid growth, such as payments under severance arrangements and the costs associated with excess manufacturing capacity and inventory. This has placed significant demands on our management and our administrative, operating, manufacturing and financial resources. In addition, our accounting and financial systems need to be substantially improved in order to accommodate our current and projected production levels and to support our government compliance requirements now that we are classified as a large business under applicable federal contracting regulations. We continue to face challenges in improving our administrative, operating, managerial, accounting and financial systems to accommodate our current and projected production levels.

Strategy and Key Trends

Strategy

Our business strategy is built around three main imperatives: first, constant focus on innovation and the introduction of new survivability products and solutions; second, expand our customer base; and third, obtain contracts for sustainment services of our fleet of vehicles across all customers. Some of our actions to meet these imperatives include:

•     Identify new products and markets to meet evolving customer requirements;

•     Capitalize on demand for blast- and ballistic-protected vehicles and other survivability solutions;

•     Expand our total life cycle support footprint;

•     Focus on core competencies;

•     Leverage key relationships to grow our business; and

•     Develop and expand strategic partnerships.

Key Trends

We expect that certain key trends may affect our results of operations as compared to results reported through 2008. Some of these trends include:

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

•                     Declining defense budgets may have an impact on planned future defense procurement needs; and

•                     Our current customers establishing long-term plans and visibility for their fleets of our vehicles.

Results of Operations

The following discussion and analysis is based on our unaudited condensed consolidated statements of operations, which reflect our results of operations for the three-month periods ended March 31, 2009 and 2008 as prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Comparison of Results of Operations for the Three Months Ended March 31, 2009 and 2008

The following table presents our results of operations for the three-month periods ended March 31, 2009 and 2008 as well as the percentage change from year to year.

	For the three months ended March 31,		Percentage
(in thousands)	2009	2008	Change
Net sales	$184,734	$403,047	-54%
Cost of sales	147,832	364,716	-59%
Gross profit	36,902	38,331	-4%
General and administrative expenses	20,851	24,625	-15%
Research and development expenses	4,605	2,860	61%
Operating income	11,446	10,846	6%
Other income (expense), net	(62)	511	-112%
Interest expense	(136)	(125)	9%
Income before income tax expense	11,248	11,232	n/m
Income tax expense	(3,872)	(4,195)	-8%
Net income	$7,376	$7,037	5%

n/m—not meaningful

Units sold

The following table presents our vehicle shipments for the three-month periods ended March 31, 2009 and 2008 as well as the percentage change from year to year.

	For the three months ended March 31,			Percentage
(units sold)	2009	2008		Change
Buffalo	12	24		-50%
Cougar (all variants)	122	755	*	-84%
Cheetah	2	—		n/m
Total units sold	136	779		-83%

n/m—not meaningful

* Includes 421 vehicles produced by GDLS for the three months ended March 31, 2008. This balance excludes the Iraqi Light Armored Vehicles (“ILAV”) for which we act as a subcontractor to primarily provide labor only for a portion of the production of the vehicles. As a result, we have reduced the previously reported units sold for Cougar (all variants) and total units sold by 22 for the three months ended March 31, 2008.

The decrease in vehicles sold for the three-month comparative periods is primarily due to vehicles completed pursuant to the sole source and competitive contracts awarded to us under the MRAP program.  Additionally, we experienced delays in the initial production of the Buffalo A2 route-clearance vehicle. As a result, the amount of units we could produce decreased during the first quarter of 2009.

Net sales

The decrease in net sales from the comparative periods is attributable to a decrease in volume of vehicle deliveries, partially offset by an increase in sales of spare parts and logistics services, which includes field service representatives, training, ILAV subcontractor revenues and technical publications. The mix of vehicles delivered and spare parts and logistics sales and the percentage change in the comparative periods are set forth in the following table:

	For the three months ended March 31,				Percentage
(in thousands)	2009		2008		Change
Buffalo	$10,800		$16,692		-35%
Cougar (all variants)	55,622	*	357,674	*	-84%
Cheetah	1,000		—		n/m
Spare parts and logistics	117,312		28,681		309%
	$184,734		$403,047		-54%

n/m—not meaningful

* Excludes revenue from the ILAV for which we act as a subcontractor to primarily provide labor only for a portion of the production of the Cougar (all variants) and related spare parts and logistics revenue. As a result, we have recorded $0.4 million and reclassified $5.6 million from Cougar (all variants) to spare parts and logistics revenue for the three months ended March 31, 2009 and March 31, 2008, respectively.

Cost of sales and Gross profit

	For the three months ended March 31,
(in thousands)	2009	2008
Cost of sales	$147,832	$364,716
Gross profit	$36,902	$38,331
Gross profit percentage of net sales	20.0%	9.5%

The gross profit percentage increased by 10.5 percentage points for the three months ended March 31, 2009, over the comparable 2008 period. The increase was primarily due to the absence of GDLS Subcontract activity in 2009.  During the three months ended March 31, 2008, we recognized no gross profit on $196.4 million of vehicles sold that were produced by GDLS. There were no vehicles produced by GDLS under the GDLS Subcontract during the first quarter of 2009.   The gross profit percentage also increased due to higher profit margin sales of spare parts and logistic services and a lower write-down of our raw material and supplies to their net realizable values from $2.8 million during the three months ended March 31, 2008 to $0.2 million for the three months ended March 31, 2009.

General and administrative expenses

	For the three months ended March 31,
	2009	2008
General and administrative expenses	$20,851	$24,625
As a percentage of net sales	11.3%	6.1%

General and administrative expenses decreased $3.8 million for the three months ended March 31, 2009 from the comparable 2008 period due to the $4.9 million impairment charge for certain Roxboro, North Carolina assets and the $1.5 million one-time contribution to the Medical University of South Carolina Foundation for brain trauma research, which both occurred in the first quarter of 2008. These decreases were partially offset by $3.2 million of 2006 re-audit costs incurred in the first quarter of 2009.

Research and development expenses

	For the three months ended March 31,
	2009	2008
Research and development expenses	$4,605	$2,860
As a percentage of net sales	2.5%	0.7%

Research and development expenses increased as a percentage of net sales by 1.8 percentage points in the three months ended March 31, 2009 over the comparable 2008 period. The increase is primarily due to higher research and development expenses on a significant decrease in sales volume.  Total research and development expenses increased over the comparative period primarily due to an increased level of expenditures on the M-ATV prototypes during the first quarter of 2009.

Other income (expense), net

Other income decreased in the three months ended March 31, 2009, as compared to the 2008 period, due to lower interest income as a result of decreased interest rates coupled with a $0.2 million loss on our joint venture with IST.  See Note 1, Organization and Description of the Business, in the accompanying unaudited condensed consolidated financial statements.

Interest expense

Interest expense was relatively flat for the three months ended March 31, 2009, as compared to the 2008 period.  A line of credit fee was charged in the first quarter of 2009, which was comparable to the loan renewal fees charged in the first quarter of 2008.

Income tax expense

The effective income tax expense rate for the three months ended March 31, 2009 was approximately 34% compared to the effective income tax rate of approximately 37% for the comparable 2008 period.  See Note 6, Income Taxes, in the accompanying unaudited condensed consolidated financial statements.

Net income

	For the three months ended March 31,
(in thousands, except per share)	2009	2008
Net income	$7,376	$7,037
Diluted earnings per share	$0.11	$0.10

Net income for the three months ended March 31, 2009 increased over the comparable 2008 period primarily due to a higher gross profit percentage as a result of a change in mix of revenue (including no vehicle revenues from the GDLS Subcontract), lower operating expenses and a lower income tax expense.

Backlog

The following table sets forth the number of vehicles included in our backlog as of March 31, 2009 and 2008.  The backlog shown in the following table is “funded” backlog, meaning that it reflects vehicles for which we have received orders and for which funding has been appropriated and authorized for expenditure by the applicable agency. We cannot assure you that we will deliver or sell all of the vehicles included in our backlog. See Part I, Item 1A, Risk Factors, included in our Annual Report on Form 10-K for the year ended December 31, 2008.

	For the three months ended March 31,
	2009	2008
Buffalo	68	42
Cougar MRAP (Competitive)*	4	962
Cougar Mastiff	8	174
Cougar (all other variants)	10	8	**
Total	90	1,186

 *  Refers to Cougar vehicles manufactured under the GDLS Subcontract pursuant to which we and GDLS fulfill the MRAP Competitive Contract.

** Excludes the ILAV for which we act as a subcontractor to primarily provide labor only for a portion of these vehicles. As a result, we have reduced the previously reported units sold for Cougar (all variants) and total units sold by 5 for the three months ended March 31, 2008.

On April 1, 2009, IST, our joint venture with NP Aerospace Limited, was awarded a contract by the United Kingdom Ministry of Defence for 97 Wolfhound Heavy tactical support vehicles, a 6-wheeled Cougar variant vehicle.  The contract has an approximate value of $122.6 million.  Upon this award, on April 1, 2009, IST entered into a subcontract with Force Protection Industries for the delivery of 97 Wolfhound vehicles.  This subcontract has an approximate value of $65.7 million.

Liquidity and Capital Resources

Our liquidity and available capital resources are impacted by operating, financing and investing activities.  Our principal sources of liquidity are cash on hand and cash from operations, primarily from the United States government.

Sources and Uses of Cash

Our primary sources of funding are cash flows from operations. Our funds were used primarily to fund working capital requirements and make capital expenditures. The following chart shows the cash flows provided by or used in operating, investing, and financing activities for the three months ended March 31, 2009 and 2008:

	For the three months ended March 31,
(in thousands)	2009	2008
Net cash provided by operating activities	$14,153	$3,129
Net cash used in investing activities	(5,211)	(6,181)
Net cash used in financing activities	(113)	(167)
Increase (decrease) in cash and cash equivalents	$8,829	$(3,219)

As of March 31, 2009, we had $119.8 million of cash and cash equivalents, an increase from $111.0 million as of December 31, 2008, and an increase from $87.8 million at March 31, 2008.

Cash Flows from Operating Activities

Cash provided by operating activities increased by $11.0 million during the first three months of 2009 compared with the first three months of 2008.  This change was primarily due to a decrease in working capital, including the following significant changes in working capital for the first three months of 2009:

Working capital assets:

(1)          an increase in accounts receivable of $13.9 million resulting primarily from the timing of sales (a higher portion of first quarter 2009 shipments were made near the end of the period in comparison to the fourth quarter of 2008);

(2)          a net increase in inventories of $12.0 million resulting primarily from the purchase of raw materials and supplies to support production requirements for new contracts, including Buffalo A2 vehicles, ForceArmor™ kits and Wolfhound tactical support vehicles; and

(3)          an increase in prepaid income taxes of $10.3 million resulting from a federal income tax payment made during the first quarter of 2009.

Working capital liabilities:

(1)          an increase in accounts payable of $8.3 million primarily resulting from the timing of purchases and related payments; [an increase in advance payments on contracts of $14.2 million primarily resulting from customer advances received on a contract for ForceArmor™ kits;

(2)          an increase in the amount due to the United States government of $19.4 million, primarily due to increased definitization reserve requirements for vehicles sold under FMS contracts and MRAP-related spare parts sales; and

(3)   an increase in advance payments on contracts of $14.2 million primarily resulting from customer advances received on a contract for Force Armor™ kits.

The majority of our cash receipts are from the United States government and other foreign governments, and therefore the risk of default on payment of our accounts receivable as of March 31, 2009 is very low. However, the deepening global credit crisis and recession in the United States and western Europe may have an impact on the ability of United States and other governments to continue to fund defense contracts and programs or could cause them to delay payments to contractors in the future.

Cash Flows from Investing Activities

Cash used in investing activities decreased by $1.0 million during the first three months of 2009 compared with the first three months of 2008 due to reduced capital expenditures, partially offset by a $2.1 million investment in IST, our joint venture with NP Aerospace, as of March 31, 2009.  See Note 1, Organization and Description of the Business, in the accompanying unaudited condensed consolidated financial statements.

Cash Flows from Financing Activities

Cash provided by financing activities was relatively flat during the first three months of 2009 compared with the first three months of 2008 due to minimal stock option exercises and a minimal change in long-term liabilities.

Current Liquidity and Capital Resources

Our cash and cash equivalents as of March 31, 2009 were held for working capital purposes and were invested primarily in short-term United States Treasury bills and money market funds. We do not enter into investments for trading or speculative purposes.

During 2008, we expended approximately $16.3 million to complete the expansion of our manufacturing capability and capacity and to upgrade our information technology infrastructure.  We do not expect any significant capital expenditures in 2009.

The amount of capital that we will require depends on several factors, including without limitation, the extent and timing of sales of our products, performance-based payments, inventory costs, costs of raw materials and components, labor costs, costs of improving our financial and accounting systems, the timing and costs associated with the expansion of our manufacturing, development, engineering and customer support capabilities, the timing and cost of our product development and enhancement activities and our operating results. We currently estimate that the cash flow we anticipate will be generated by our business will be sufficient to meet our presently budgeted capital expenditures and our other presently anticipated cash needs for the year ending December 31, 2009. In addition, we have available to us a $40 million line of credit, which expires on April 30, 2010. After that time, we expect that we may need to obtain additional sources of capital, which may include borrowings or the issuance of debt or equity securities, including common stock, and there can be no assurance that such financing will be available to us when we need it or, if available, that the terms of any such financing will be satisfactory to us and not dilutive to our shareholders. Any failure to obtain necessary capital as and when required could have a material adverse effect on our business, prospects, financial position, results of operations and cash flows.

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

As of March 31, 2009, we did not have any obligation under certain guarantees or contracts as defined above.

As of March 31, 2009, we did not have any retained or contingent interest in assets as defined above.

As of March 31, 2009, we did not hold derivative financial instruments, as defined by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2009 and December 31, 2008, we were not involved in any unconsolidated SPE transactions.

Contractual Obligations

We have future obligations under various contracts relating to debt and interest payments, operating leases, and purchase obligations.  During the three months ended March 31, 2009, there were no significant changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2008, except that our purchase obligations decreased to $91.0 million as of March 31, 2009, from $117.5 million as of December 31, 2008.

Critical Accounting Policies and Estimates

For the quarterly period ended March 31, 2009, there were no significant changes in critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 26, 2009.

New Accounting Pronouncements

For the quarterly period ended March 31, 2009, there were no new accounting pronouncements that we anticipate would have a material effect on our consolidated financial position, results of operations and cash flows since those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 26, 2009.

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

Foreign Currency

The majority of our business is denominated in United State dollars and, as such, movement in the foreign currency markets will have a minimal direct impact on our business.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the United States Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”) and accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended March 31, 2009, members of our management, at the direction (and with the participation) of our chief executive officer and chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), as of March 31, 2009. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2009, because of the material weaknesses in our internal control over financial reporting discussed in the Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 26, 2009.

Notwithstanding these material weaknesses described in the Annual Report on Form 10-K for the year ended December 31, 2008, management has concluded that our unaudited condensed consolidated financial statements included in this report present fairly, in all material respects, Force Protection’s financial position and results of operations and cash flows for the periods presented in conformity with United States generally accepted accounting principles (“GAAP”).

Based on our assessment and the criteria discussed above, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) were not effective as of March 31, 2009 as a result of the material weaknesses:

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

Inadequate monitoring of non-routine and non-systematic transactions —We did not have effective controls in place to monitor and accurately record non-routine and non-systematic transactions. During the fourth quarter of 2008, we implemented additional processes for reviewing and monitoring non-routine business activities within our financial statement close process. These processes have not been in place for an adequate period of time for us to determine whether the material weakness has been adequately addressed.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)  and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Remaining Material Weaknesses

As previously disclosed under “Item 9A—Controls and Procedures” in our Annual Reports on Form 10-K for the fiscal year ended December 31, 2008, we concluded that our internal control over financial reporting was not effective based on the material weaknesses identified.  During the first quarter of 2009, we continued our ongoing effort to remediate the two material weaknesses that existed as of December 31, 2008.

Although there were no significant changes in our internal control over financial reporting during the period covered by this report, we have engaged in, and are continuing to engage in, substantial efforts to improve our internal control over financial reporting and disclosure controls and procedures related to our financial statements and disclosures. These efforts include the following: strengthening the processes and controls over sales order maintenance and invoicing, timeliness of reconciliations, and monitoring of revenue, accounts receivable, and related reserves. This is accomplished with the addition of professional staff with the skills and experience needed for a public company of our size and complexity.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Shareholder Derivative Complaints

As previously reported, between March 27, 2008 and May 28, 2008, various alleged shareholders filed derivative lawsuits against former and current officers or board members wherein the plaintiff shareholders are seeking damages for the Company. The Company has been named a nominal defendant in each derivative lawsuit. Four derivative lawsuits pending in the United States District Court for the District of South Carolina Charleston Division were consolidated on March 31, 2009, under the caption “In Re Force Protection, Inc.  Derivative Litigation, Action No. 2:08-cv-01907-CWH”, three derivative lawsuits are pending in Charleston, South Carolina Circuit Court, and one  derivative lawsuit pending in Clark County, Nevada District Court has been stayed.  The plaintiffs in the derivative lawsuit stayed in Clark County, Nevada re-filed their lawsuit in Charleston, South Carolina Circuit Court on April 9, 2009.  Motions to consolidate the three shareholder derivative actions filed in Charleston, South Carolina Circuit Court are currently pending before the Court.

Certain Other Disputes

On November 13, 2007, the Company was served with a lawsuit filed by a former senior employee against Force Protection Inc., Force Protection Industries, Inc. and former Force Protection officers. The complaint, filed in the Charleston (South Carolina) County Court of Common Pleas, alleged, among other things, that the former employee was owed warrants of approximately 83,000 shares of our common stock and certain back wages and set forth claims for, inter alia, breach of contract, violation of the South Carolina Payment of Wages Act, retaliatory wrongful discharge, and defamation. We answered the complaint on January 25, 2008. On March 13, 2009, we entered into a confidential settlement of this matter and the lawsuit has been dismissed with prejudice.

On August 15, 2008, we received a $1.1 million notice of claim of lien for the balance of tooling supplied by a vendor to our prime contractor on the Roxboro, North Carolina Facility. We have demanded that the prime contractor resolve this matter with its vendor and indemnify us for this claim of lien.  On March 31, 2009, we settled this matter for $120,000.

Although we intend to defend ourselves in connection with the foregoing legal proceedings and claims and the legal proceedings set forth in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2008, there can be no assurance that we will ultimately prevail in any of these matters.  Moreover, the defense of these claims and proceedings may result in substantial legal expenses and diversion of our management, and any settlement or adverse judgment may require us to make substantial payments, any of which could have a material adverse effect on our business or financial position, results of operations, or cash flows.

We are also a party to other litigation which we consider routine and incidental to our business. We may be involved from time to time in other litigation that could have a material effect on our operations or finances. Other than the litigation described above and in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2008, we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business or financial position, results of operations, or cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 26, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing Force Protection. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results or cash flows.

Our limited control over our joint ventures may delay or prevent us from implementing our business strategy which may adversely affect our financial results.

We are currently a party to joint venture arrangements with NP Aerospace and GDLS for the award and production of our vehicles.  We may also enter into additional joint ventures in the future, and some of our joint venture partners may also be our competitors.  Pursuant to the terms of IST, our joint venture with NP Aerospace, and Force Dynamics, LLC, our joint venture with GDLS, we share control over significant decisions with our joint venture partners.  For example, in connection with the contract awarded to IST, NP Aerospace, our joint partner, and other United Kingdom subcontractors will perform services and or supply goods for the completion of the Wolfhound, including but not limited to program management, system engineering design, integration, armor supply and commissioning and installing armor equipment.  Because we have shared control over our joint ventures and may not be able to exercise control over any future joint venture, we may not be able to require our joint ventures to take actions that we believe are necessary to implement our business strategy. Accordingly, this limited control could have a material adverse effect on our financial results.

Under some of our project agreements and joint venture agreements, we may be jointly and severable liable to the customer for the performance of the entire contract and any non-performance by our subcontractors or partners in the project is our responsibility. If our project partner or subcontractor in such arrangement fails to fulfill its obligations, we could have to carry the resultant liability toward the customer and would have to rely on our ability to obtain reimbursement from our project partner or subcontractor for our costs, over and above the reimbursement from the customer. Obtaining such reimbursement could require us to engage in litigation and could take a substantial amount of time. If our partner or subcontractor became insolvent or ceased operations, we might not be able to obtain reimbursement.  We also face risks through our equity method investments in companies that we do not control.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following is an index of the exhibits included in this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Force Protection or the other parties to the agreements. Some of the agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, the representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Force Protection, Inc. may be found elsewhere in this Quarterly Report on Form 10-Q and Force Protection’s other public filings, which are available without charge on Force Protection, Inc.’s website at www.forceprotection.net.

NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger, filed as Exhibit 2.1 to the Company’s Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.

3.1	Restated Articles of Incorporation. †

3.2	Certificate of Amendment to Articles of Incorporation, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 26, 2008, is hereby incorporated by reference.

3.3	Certificate of Correction to the Restated Articles of Incorporation. †

3.4	Second Amended and Restated By-Laws of Force Protection, Inc., filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 26, 2008, is hereby incorporated by reference.

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

10.1	Teaming Agreement, dated as of March 23, 2009, between Force Protection Industries, Inc. and Spartan Motors Chassis, Inc. †

10.2	Contract with United Kingdom Ministry of Defence, dated April 1, 2009. † *

10.3	Joint Venture Agreement, dated as of March 31, 2009, among Integrated Survivability Technologies Limited, Force Protection Advanced Solutions Limited and NP Aerospace Limited. † *

10.4	Subcontract, dated April 1, 2009, among Force Protection Industries, Inc. and Integrated Survivability Technologies Limited. † *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

(Exhibits marked with a (†) are filed electronically herewith.)

(Exhibits marked with one asterisk (*) have portions of the exhibit omitted pursuant to a confidential treatment request. This information has been filed or will be filed separately with the Securities and Exchange Commission.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORCE PROTECTION, INC.
(Registrant)

Date: May 11, 2009	By:	/s/ MICHAEL MOODY
		Name:	Michael Moody
		Title:	President and Chief Executive Officer
(principal executive officer)

Date: May 11, 2009	By:	/s/ CHARLES MATHIS
		Name:	Charles Mathis
		Title:	Chief Financial Officer
(principal financial and accounting officer)