Form 10-Q
period 2009-06-30
FORCE PROTECTION INC
filed 2009-08-10
CIK 1032863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  ☐ Yes ☒ No

The registrant had 69,908,996 shares of common stock outstanding as of August 6, 2009.

PART I. FINANCIAL STATEMENTS

Item 1.    Financial Statements

Force Protection, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	As of June 30,	As of December 31,
	2009	2008
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$111,815	$111,001
Marketable securities	9,985	—
Accounts receivable, net	114,131	138,449
Inventories	139,879	88,502
Advances to subcontractor	26,027	—
Deferred income tax assets	14,274	15,572
Prepaid income taxes	8,893	—
Other current assets	3,145	2,417
Total current assets	428,149	355,941
Property and equipment, net	60,001	61,429
Investment in joint venture	1,937	—
Intangible assets, net	403	654
Total assets	$490,490	$418,024

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$84,754	$47,115
Due to United States government	53,619	39,015
Advance payments on contracts	48,561	29,504
Other current liabilities	11,929	20,783
Total current liabilities	198,863	136,417
Deferred income tax liabilities	3,996	3,141
Other long-term liabilities	—	139
	202,859	139,697
Commitments and contingencies

Shareholders’ equity:
Common stock	69	68
Additional paid-in capital	258,236	256,939
Accumulated other comprehensive income	189	—
Retained earnings	29,137	21,320
Total shareholders’ equity	287,631	278,327
Total liabilities and shareholders’ equity	$490,490	$418,024

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Force Protection, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In Thousands, Except Per Share Data)		(In Thousands, Except Per Share Data)
Net sales	$187,116	$340,917	$371,850	$743,964
Cost of sales	161,403	303,566	309,235	668,282
Gross profit	25,713	37,351	62,615	75,682
General and administrative expenses	20,172	21,525	41,023	46,150
Research and development expenses	4,892	3,039	9,497	5,899
Operating income	649	12,787	12,095	23,633
Other income (expense), net	(133)	460	(195)	971
Interest income (expense), net	103	(98)	(33)	(223)
Income before income tax expense	619	13,149	11,867	24,381
Income tax expense	(178)	(4,882)	(4,050)	(9,077)
Net income	$441	$8,267	$7,817	$15,304
Earnings per common share:
Basic	$0.01	$0.12	$0.11	$0.22
Diluted	$0.01	$0.12	$0.11	$0.22
Weighted average common shares outstanding:
Basic	68,425	68,311	68,416	68,304
Diluted	68,979	68,372	68,909	68,368

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Force Protection, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2009	2008
	(In Thousands)
Cash flows from operating activities:
Net income	$7,817	$15,304
Adjustments to reconcile net income to net cash provided by (used in) operating activities —
Depreciation and amortization	6,676	6,154
Deferred income tax provision	2,049	1,856
Stock-based compensation	1,260	65
Allowance for doubtful accounts	—	531
Provision for asset impairment	748	4,947
Provision for inventory obsolescence	891	3,837
Loss on disposal of property and equipment	158	—
Loss from joint venture	484	—
(Increase) decrease in assets —
Accounts receivable	(4,010)	(12,790)
Inventories	(52,268)	26,711
Advances to subcontractor	(26,027)	14,197
Prepaid income taxes	(8,893)	6,565
Other current assets	(707)	(1,290)
Increase (decrease) in liabilities —
Accounts payable	37,039	(41,433)
Advance payments on contracts	47,385	(32,357)
Due to United States government	14,604	316
Other current liabilities	(8,865)	(2,513)
Total adjustments	10,524	(25,204)
Net cash provided by (used in) operating activities	18,341	(9,900)
Cash flows from investing activities:
Purchases of marketable securities	(9,985)	—
Capital expenditures	(5,302)	(8,360)
Investment in joint venture	(2,149)	—
Net cash used in investing activities	(17,436)	(8,360)
Cash flows from financing activities:
Proceeds from issuance of common stock	37	—
Net decrease in other long-term liabilities	(128)	(220)
Net cash used in financing activities	(91)	(220)
Increase (decrease) in cash and cash equivalents	814	(18,480)
Cash and cash equivalents at beginning of year	111,001	90,997
Cash and cash equivalents at end of period	$111,815	$72,517
Supplemental cash flow information:
Cash paid during the period for
Interest, net of amounts capitalized	$82	$238
Income taxes	$15,119	$91
Supplemental schedule of noncash investing and financing activities:
Property and equipment additions in accounts payable	$873	$—

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

1.     Summary of Significant Accounting Policies

Organization and Description of the Business

Force Protection, Inc., a Nevada corporation, together with its subsidiaries, is a provider of blast- and ballistic-protected products used to support armed forces and security personnel in harm’s way.  We design, manufacture, test, deliver and support our blast- and ballistic-protected products with the purpose to increase survivability of the users of the products.  Our specialty vehicles, which we believe are the forefront of blast- and ballistic-protected technology, are designed to protect their occupants from landmines, hostile fire, and improvised explosive devices (“IEDs”).  We are a key provider of vehicles to the United States military under the Mine Resistant Ambush Protected (“MRAP”) program. Our customers include all branches of the United States Department of Defense (“DoD”) and through foreign military sales of the DoD, military customers located in the United Kingdom, Iraq, Canada, Italy, and France, as well as direct sales to the United Kingdom Ministry of Defence and the Hungarian Ministry of Defense.

References herein to “Force Protection,” the “Company,” “we,” “our,” or “us” refer to Force Protection, Inc. and its subsidiaries unless otherwise stated or indicated by context.

We formed Integrated Survivability Technologies Limited, an England and Wales company (“IST”), a joint venture between Force Protection Advanced Solutions Limited (“FPAS”), a subsidiary of Force Protection Industries, Inc., and NP Aerospace Limited (“NPA”), a subsidiary of The Morgan Crucible Company plc.   Pursuant to the terms of the joint venture, IST shall act as the prime contractor for vehicles and related total life cycle support awarded by the United Kingdom Ministry of Defence to ensure that this customer has a single point of contact for its current and future Force Protection fleet of vehicles (Buffalo, Mastiff, Ridgback and Wolfhound).  FPAS and NPA each own a 50% interest in IST and the board of IST consists of six members, three of whom are appointed by Force Protection.  As of June 30, 2009, we have contributed $2.1 million for this investment in IST.  On July 1, 2009, the IST board agreed to defer the capital contribution which was due on July 6, 2009 to September 4, 2009, subject to further review by the parties of any future funding requirements that may be required. We account for this joint venture as an equity-method investment.

On April 1, 2009, IST received its first award from the United Kingdom Ministry of Defence, for the production of 97 fully integrated Wolfhound vehicles, which are based on the Mastiff vehicle model, valued at approximately $122.6 million.  On April 1, 2009, IST awarded a sub-contract to Force Protection Industries, Inc. for the delivery of 97 base Wolfhound vehicles.  On April 1, 2009, IST awarded a subcontract to NPA for the integration of equipment and armor on the base vehicles provided to IST by Force Protection Industries, Inc. In May 2009, the United Kingdom Ministry of Defence exercised its option under the IST contract to purchase an additional representative blast vehicle, which IST subcontracted to Force Protection Industries, Inc.

On August 2, 2009, FPAS changed its name to Force Protection Europe Limited, and we are focusing on  enhancing its market presence and leveraging our brand strength in the United Kingdom and other international markets.

On January 25, 2007, we were awarded a Government Prime Contract by the United States Marine Corps Systems Command (“MARCORPSYSCOM”) for the delivery of, among other things, certain Category I and Category II Cougar vehicles and related life cycle support services (“MRAP Competitive Contract”).  MARCORPSYSCOM subsequently issued a series of delivery orders related to the MRAP Competitive Contract.  We completed the work under these delivery orders and may continue receiving delivery orders under the MRAP Competitive Contract.  Commencing February 5, 2007, we entered into certain letter agreements with General Dynamics Land Systems, Inc. (“GDLS”), whereby GDLS would act as a subcontractor for certain work under the MRAP Competitive Contract.  On May 4, 2007, we requested that MARCORPSYSCOM novate the MRAP Competitive Contract to Force Dynamics (described below), but the novation has not yet occurred. On September 10, 2007, we entered into a subcontract (the “MRAP Subcontract”) with GDLS, incorporating all prior letters of agreement and setting forth the provisions related to any subsequent work awarded to GDLS by us under the MRAP Competitive Contract. The work under the MRAP Competitive Contract continues to be performed by Force Protection Industries, Inc. as the prime and specific work is performed by GDLS under the MRAP Subcontract.

Prior to the award of the MRAP Competitive Contract, we entered into a joint venture agreement with GDLS on December 15, 2006 (“Workshare Agreement”) with the intent that the MRAP Competitive Contract would be novated to the joint venture.  Under the Workshare Agreement, we and GDLS would each perform obligations for awards related to the MRAP Competitive Contract.  In furtherance of this agreement, we and GDLS formed a Delaware limited liability company on January 8, 2007, Force Dynamics, LLC (“Force Dynamics”), to jointly pursue the MRAP Competitive Contract.  We account for this arrangement as an equity-based investment.

On December 8, 2008, the MRAP Joint Program Office issued a competitive Request for Proposal (“RFP”), named the M-ATV through which the United States government was seeking a vehicle solution that provides MRAP levels of survivability with enhanced mobility. On January 12, 2009, Force Dynamics submitted a proposal to the US Army Tank-Automotive and Armaments Command (“TACOM”) for this RFP offering the M-ATV Cheetah as a solution. During the six months ended June 30, 2009, Force Dynamics was awarded contracts for 5 production representative M-ATV Cheetah vehicles and testing. Force Dynamics subcontracted the production of these 5 vehicles to Force Protection Industries, Inc. and the testing to GDLS. On June 30, 2009, Force Dynamics was informed by TACOM that our M-ATV Cheetah was not selected to receive the initial production delivery order in the M-ATV competition.

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

Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standard Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of Useful Life of Intangible Assets, (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption was prohibited. We adopted FSP FAS 142-3 in the first quarter of 2009.  This standard did not have a material impact on our consolidated financial position, results of operations and cash flows.

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

In February 2008, FASB Staff Position (“FSP”) FAS No. 157-2, Effective Date of FASB Statement No. 157, was issued. FSP FAS No. 157-2 defers the effective date of FASB Statement No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP FAS No. 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant, equipment and intangible assets measured at fair value for an impairment assessment under FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The adoption of FASB Statement No. 157, including FSP FAS No. 157-2, with respect to financial assets and financial liabilities recognized or disclosed at fair value in the consolidated financial statements on a recurring basis, did not have a material impact on our consolidated financial position, results of operations and cash flows. The Company adopted the provisions of SFAS No. 157 for financial assets and liabilities on January 1, 2008, and for nonfinancial assets and liabilities on January 1, 2009.

FSP FAS 107-1/APB 28-1, which was issued in April 2009, requires disclosures about fair values of financial instruments in interim and annual financial statements. Prior to the issuance of FSP FAS 107-1/APB 28-1, disclosures about fair values of financial instruments were only required to be disclosed annually.  We adopted FSP FAS 107-1/APB 28-1 in the second quarter of 2009.  This standard did not have an impact on our consolidated financial position, results of operations and cash flows.

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events, which defines a date through which management must evaluate subsequent events, and lists the circumstances which an entity must recognize and disclose events or transactions occurring after the balance sheet date.  It is effective prospectively for interim and annual periods ending after June 15, 2009.  We adopted FASB Statement No. 165, Subsequent Events, on June 30, 2009.  This standard did not have a material impact on our consolidated financial position, results of operations and cash flows.

In July 2009, the FASB issued FASB Statement No. 168, The Hierarchy of Generally Accepted Accounting Principles, which launched the FASB Accounting Standards Codification that will become the single source of non-SEC authoritative GAAP.  It is effective for interim and annual periods beginning after September 15, 2009.  We will adopt FASB Statement No. 168, The Hierarchy of Generally Accepted Accounting Principles, as of September 30, 2009.  This will not have a material impact on our consolidated financial position, results of operations and cash flows.

We have determined that all other recently issued accounting pronouncements will not have a material impact on our consolidated financial position, results of operations and cash flows, or do not apply to our operations.

2.     Accounts Receivable

Accounts receivable consists of the following (in thousands):

	As of June 30,	As of December 31,
	2009	2008
United States government	$101,800	$114,230
Other accounts receivable	12,331	24,219
Accounts receivable, net	$114,131	$138,449

Other accounts receivable includes amounts that relate to non-government entities and the sale of excess raw materials to suppliers.  Any gain or loss on the sale of excess raw materials is included in Other income (expense), net in the accompanying condensed consolidated statements of operations.  As of June 30, 2009 and December 31, 2008, our accounts receivable included $43.9 million and $8.6 million, respectively, of earned and unbilled accounts receivable.   The earned and unbilled accounts receivable as of June 30, 2009 has grown significantly since December 31, 2008 primarily due to an increased amount of not-to-exceed contracts where we cannot fully bill until the contracts are definitized.

3.     Inventories

Inventories consist of the following (in thousands):

	As of June 30,	As of December 31,
	2009	2008
Raw material and supplies	$82,616	$64,857
Work in process	30,463	23,645
Finished goods	26,800	—
Inventories	$139,879	$88,502

Due to excess and obsolete inventory and to account for our inventory at the lower of cost or market, we reduce the cost basis of our raw material and supplies and incur an expense to Cost of sales.

As of June 30, 2009, raw material and supplies includes $14.1 million of inventory related to the M-ATV Cheetah submission.

Work in process consists of vehicles and subassemblies in process and overhead costs capitalized in ending inventory.  As of June 30, 2009, the work in process balance included $0.7 million relating to the M-ATV Cheetah.

As of June 30, 2009, the finished goods consists of $10.8 million of ForceArmor™ kits, $1.0 million of Independent Suspension System (“ISS”) kits, $3.9 million of other finished products, and $11.1 million of  vehicles, including: Wolfhound ($7.5 million), Buffalo A2 ($3.2 million) and M-ATV Cheetah ($0.4 million).

Total inventory relating to the M-ATV Cheetah submission at June 30, 2009 is $15.2 million. Although we were not selected in the M-ATV competition for our M-ATV Cheetah vehicles, we are actively pursuing other opportunities with some potential customers and believe that we can liquidate this inventory and recover all costs incurred for this inventory.

4.     Property and Equipment

Property and equipment consist of the following (in thousands):

	As of June 30,	As of December 31,
	2009	2008
Land	$4,419	$4,419
Buildings	12,957	12,669
Leasehold improvements	14,650	13,988
Machinery and equipment; including tooling and molds	32,493	32,421
Computer equipment and software	11,232	9,062
Furniture and fixtures	3,460	3,580
Demonstration vehicles	1,863	1,863
Manuals	705	705
Vehicles	783	676
	82,562	79,383
Less: Accumulated depreciation	(24,795)	(18,683)
	57,767	60,700
Construction in progress	2,234	729
Property and equipment, net	$60,001	$61,429

In March 2008, we decided to suspend the construction of the assembly line at our Roxboro, North Carolina facility.  As a result, we charged $4.9 million to operations in the first quarter of 2008, comprised of $2.1 million in deposits on services to be provided and $2.8 million in design costs.

During 2008, we completed the renovation of our Roxboro facility and capitalized costs as building improvements of approximately $5.8 million.  In May 2009, we began to use the Roxboro facility for training purposes.

In June 2009, we determined that certain customized machines, which were used to dispense vehicle fluids, no longer had a future benefit to us.  As a result, we charged $0.7 million to operations in the second quarter of 2009 for these machines.

5.     Advance Payments on Contracts

Advance payments on contracts consist of the following (in thousands):

	As of June 30,	As of December 31,
	2009	2008
Independent Suspension System (“ISS”) kits	$34,192	$—
ForceArmor™ kits	8,993
Cougar Wolfhound	3,473
Mine Resistant Ambush Protected (“MRAP”) vehicle	1,054	29,504
Iraqi Light Armored Vehicles (“ILAV”)	449	—
Other	400	—
Advance payments on contracts	$48,561	$29,504

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

The income tax expense for the three and six months ended June 30, 2009 was based on the estimated effective tax rates applicable for the fiscal year ending December 31, 2009, after considering items specifically related to the interim period.  The income tax expense for the three- and six-month periods ended June 30, 2008 was based on the estimated effective tax rates applicable for the fiscal year ended December 31, 2008, after considering items specifically related to the interim period.

Force Protection is subject to United States federal, state, and local income taxes. Income before income tax expense  is as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Income before income tax expense	$619	$13,149	$11,867	$24,381

A reconciliation of the statutory federal income tax expense rate to the effective income tax expense rate is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Income tax expense at statutory rate	35.00%	35.00%	35.00%	35.00%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal tax benefit	0.20%	1.93%	0.68%	1.93%
Research and development credit	18.05%	—	(1.54)%	—
Domestic Production Activities Deduction	(14.48)%	—	(1.06)%	—
Other permanent differences	—	(1.04)%	—	(0.94)%
Nondeductible items	(10.04)%	1.24%	1.05%	1.24%
Effective income tax expense rate	28.73%	37.13%	34.13%	37.23%

The effective income tax rate is the provision for income tax expense as a percent of income before income taxes. The effective rate for the six months ended June 30, 2009 is lower than the expected federal statutory rate of 35% due to research and development tax credits and the Domestic Production Activities Deduction, partially offset by state income taxes and nondeductible items.

We adopted FASB Interpretation No. 48 on January 1, 2007. FASB Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FASB Statement No. 109 does not prescribe a recognition threshold or measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. FASB Interpretation No. 48 clarifies the application of FASB Statement No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in a company’s financial statements. Additionally, FASB Interpretation No. 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We include interest and penalties related to federal and state income taxes, if any, as a component of Income tax expense in the accompanying unaudited condensed consolidated statements of operations.

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

7.     Earnings Per Common Share

The following table shows the information used in the calculation of basic and diluted earnings per common share (in thousands, except number of shares and per share amounts):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator — Basic and diluted:
Net income	$441	$8,267	$7,817	$15,304
Denominator:
Weighted average common shares outstanding — basic	68,424,750	68,311,399	68,416,226	68,304,250
Add: Stock options	172,039	26,713	138,705	26,868
Add: Stock grants	381,860	34,012	354,201	36,544
Weighted average common shares outstanding — diluted	68,978,649	68,372,124	68,909,132	68,367,662
Basic earning per common share:
Net income — basic	$0.01	$0.12	$0.11	$0.22
Diluted earning per common share:
Net income — diluted	$0.01	$0.12	$0.11	$0.22

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

Financing Commitments— Credit facility

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

Until March 31, 2009, the floating rate interest per annum was reduced to the one-month LIBOR plus an additional amount (“Applicable Margin”) of 1.75%. Beginning with the quarter started April 1, 2009, the Applicable Margin is determined quarterly based on the Funded Debt to EBITDA ratio calculated on a rolling four quarter basis and varies from 1.75% to 2.75% depending on that ratio.

Accrued interest is due and payable on a monthly basis, starting on November 30, 2008, and all principal is due and payable on April 30, 2010. Until the expiration date, we may borrow, repay and re-borrow amounts under the terms of the note as long as the total principal balance outstanding does not exceed $40 million. Additionally, in connection with the original credit agreement dated July 20, 2007, we granted Wachovia Bank a security interest in all of our personal property, as defined in the credit agreement. Since its inception through the date of this filing, we have not borrowed any amounts under the credit agreement.  As of June 30, 2009, we are in compliance with all of our line of credit covenants.

Shareholder Derivative Complaints

As previously reported, between March 27, 2008 and May 28, 2008, various alleged shareholders filed derivative lawsuits against former and current officers or board members wherein the plaintiff shareholders are seeking damages for the Company. The Company has been named a nominal defendant in each derivative lawsuit. Four derivative lawsuits pending in the United States District Court for the District of South Carolina Charleston Division were consolidated on March 31, 2009, under the caption “In Re Force Protection, Inc.  Derivative Litigation, Action No. 2:08-cv-01907-CWH”, three derivative lawsuits are pending in Charleston, South Carolina Circuit Court, and one derivative lawsuit pending in Clark County, Nevada District Court has been stayed.  The plaintiffs in the derivative lawsuit stayed in Clark County, Nevada re-filed their lawsuit in Charleston, South Carolina Circuit Court on April 9, 2009.  An order to consolidate the three shareholder derivative actions filed in Charleston, South Carolina Circuit Court was issued by the Court on May 27, 2009.

Certain Other Disputes

On February 8, 2008, a temporary independent contractor whose services we had terminated filed a complaint with OSHA which alleges a violation under the employee protection provisions of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002, 18 U.S.C. §1514A. The former independent contractor alleges that we terminated his engagement in retaliation for his allegation of certain corporate governance, government contracting, accounting and other irregularities. On April 18, 2008, we responded to the allegations. In August 2008 the claimant submitted a proposed amended complaint which sought to add additional claims and the current and former chief executive officers as defendants. On October 2, 2008, Force Protection and individuals submitted a further response. On November 20, 2008, the claimant exercised his rights under Section 806 to withdraw his claim from the Department of Labor, stating that he had decided instead to pursue his claims in a lawsuit in federal district court. As a result of the claimant’s election, the Department of Labor terminated its processing of the matter at that time. On June 26, 2009 a lawsuit was filed by the individual against the Company in the United States District Court for the District of South Carolina, Charleston Division as Civil Action No. 2:09cv1708-DCN-BM.

On or about June 17, 2009, ASG Renaissance filed a demand for arbitration against Force Protection Industries, Inc., bearing the caption ASG Renaissance v. Force Protection Industries, Inc., No. 31 132 Y 00256 09, with the American Arbitration Association.  Both ASG and Force Protection alleged breach of contract among other requests for relief.  On July 13, 2009, we settled this matter for $325,000 and reversed the accrual, which was included in Total current liabilities as of June 30, 2009.

In connection with our suit against Protected Vehicles, Inc. (“PVI”) and three of PVI’s employees, as disclosed in the section entitled “Legal Proceedings” in Note 14, Commitments and Contingencies, Part I of our Annual Report on Form 10-K for the year ended December 31, 2008, as of February 2, 2009 Force Protection Industries, Inc. and Force Protection, Inc. had entered into a settlement agreement with defendants, including the third-party purchaser of the bulk of PVI’s assets (which includes certain rights and liabilities with respect to our suit against it), in which the defendants agreed to identify and return all our property and refrain from using it in the future, and agreed to dismiss all claims against us.   As of June 4, 2009, we entered into a supplemental agreement with the third party purchaser in which that purchaser agreed to pay us $160,000 in exchange for a covenant not to sue for its continued use of certain Force Protection files on PVI devices that were to have been identified and returned under the February 2, 2009 agreement.

Although we intend to defend ourselves in connection with the foregoing legal proceedings and claims and the legal proceedings set forth in Part I, Note 14, Commitments and Contingencies, of our Annual Report on Form 10-K for the year ended December 31, 2008, there can be no assurance that we will ultimately prevail in any of these matters.  Moreover, the defense of these claims and proceedings may result in substantial legal expenses and diversion of our management, and any settlement or adverse judgment may require us to make substantial payments, any of which could have a material adverse effect on our business or financial position, results of operations, or cash flows.

We are also a party to other litigation which we consider routine and incidental to our business. We may be involved from time to time in other litigation that could have a material effect on our operations or finances. Other than the litigation described above and in Part I, Note 14, Commitments and Contingencies, of our Annual Report on Form 10-K for the year ended December 31, 2008, we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business or financial position, results of operations, or cash flows.

9.     Subsequent Events

Subsequent events have been considered through August 10, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and should be read together with our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q.  Information in this Item 2 is intended to assist the reader in obtaining an understanding of our unaudited condensed consolidated financial statements, the changes in certain key items in those financial statements from period to period, the primary factors that accounted for those changes, and any known trends or uncertainties that we are aware of that may have a material effect on our future performance, as well as how certain accounting principles affect our unaudited condensed consolidated financial statements. MD&A includes the following sections:

•                  Overview

•                  Our Business

•            Business Model and Key Concepts

•            Key Challenges

•            Strategy and Key Trends

•                  Results of Operations—an analysis of our consolidated results of operations, for the three- and six-month periods presented in our unaudited condensed consolidated financial statements

•                  Liquidity and Capital Resources—an analysis of the effect of our operating, financing and investing activities on our liquidity and capital resources

•                  Off-Balance Sheet Arrangements—a discussion of such commitments and arrangements

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

•                  statements regarding the effect on our financial statements of the adoption of new accounting standards;

•                  statements regarding the revenues that may be derived from, and the quantities of vehicles that may be purchased or ordered pursuant to, existing or possible future contracts or orders by various customers, including statements regarding the estimated value of those orders and contracts and statements about the amount of vehicles in our backlog and the value of our backlog and statements regarding potential customers for the 50 M-ATV Cheetah vehicles;

•                  statements regarding our ability to stabilize our business to match our contract delivery order requirements, including the rebalancing of our work force to meet the demand for our vehicles, the effectiveness of the utilization of partners and subcontractors and improvements to our accounting and financial systems;

•                  statements regarding the amount of capital we will require in the future;

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

Overview

All of our products are aimed at offering improved protection to personnel operating in areas posing threats of blast- or ballistic- attack. Since the early stages of Operation Iraqi Freedom and Operation Enduring Freedom, the United States military has sought tactical wheeled vehicle solutions that balance three potentially competing operational or mission dynamics: (i) protection, which refers to the level of crew survivability against blast- and ballistic- attack; (ii) payload, which refers to the load that the vehicles can carry on board the platform, measured in units, such as crew members and cargo; and (iii) performance, which refers to a vehicle’s automotive mobility, its ability to provide technological solutions to mission requirements, and its suitability for transportation in existing military aircraft and ships.

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

We formed Integrated Survivability Technologies Limited, an England and Wales company (“IST”), a joint venture between Force Protection Advanced Solutions Limited (“FPAS”), a subsidiary of Force Protection Industries, Inc., and NP Aerospace Limited (“NPA”), a subsidiary of The Morgan Crucible Company plc.   Pursuant to the terms of the joint venture, IST shall act as the prime contractor for vehicles and related total life cycle support awarded by the United Kingdom Ministry of Defence to ensure that this customer has a single point of contact for its current and future Force Protection fleet of vehicles (Buffalo, Mastiff, Ridgback and Wolfhound). FPAS and NPA each own a 50% interest in IST and the board of IST consists of six members, three of whom are appointed by Force Protection.  As of June 30, 2009, we have contributed $2.1 million for this investment in IST.  On July 1, 2009, the IST board agreed to defer the capital contribution which was due on July 6, 2009 to September 4, 2009 subject to further review by the parties of any future funding requirements that may be required. We account for this joint venture as an equity-method investment.

On April 1, 2009, IST received its first award from the United Kingdom Ministry of Defence, for the production of 97 fully integrated Wolfhound vehicles, which are based on the Mastiff vehicles, valued at approximately $122.6 million.  On April 1, 2009, IST awarded a subcontract to Force Protection Industries, Inc. for the delivery of 97 base Wolfhound vehicles.  On April 1, 2009, IST awarded a subcontract to NPA for the integration of equipment and armor on the base vehicles provided to IST by Force Protection Industries, Inc. In May 2009, the United Kingdom Ministry of Defence exercised its option under the IST contract to purchase an additional representative blast vehicle, which IST subcontracted to Force Protection Industries, Inc.

On August 2, 2009, FPAS changed its name to Force Protection Europe Limited. We are focusing on enhancing its market presence and leveraging our brand strength in the United Kingdom and other international markets.

On January 25, 2007, we were awarded a Government Prime Contract by the United States  Marine Corps Systems Command (“MARCORPSYSCOM”) for the delivery of, among other things, certain Category I and Category II Cougar vehicles and related life cycle support services (“MRAP Competitive Contract”).  MARCORPSYSCOM subsequently issued a series of delivery orders related to the MRAP Competitive Contract.  We have completed the work under these delivery orders and may continue receiving delivery orders under the MRAP Competitive Contract.  Commencing February 5, 2007, we entered into certain letter agreements with General Dynamics Land Systems, Inc. (“GDLS”), whereby GDLS would act as a subcontractor for certain work under the MRAP Competitive Contract.  On May 4, 2007, we requested that MARCORPSYSCOM novate  the MRAP Competitive Contract to Force Dynamics (described below) but the novation has not yet occurred. On September 10, 2007, we entered into a subcontract (the “MRAP Subcontract”) with GDLS, incorporating all prior letters of agreement and setting forth the provisions related to any subsequent work awarded to GDLS by us under the MRAP Competitive Contract. The work under the MRAP Competitive Contract continues to be performed by Force Protection Industries, Inc. as the prime contractor, and specific work is performed by GDLS under the MRAP Subcontract.

Prior to the award of the MRAP Competitive Contract, we entered into a joint venture agreement with GDLS on December 15, 2006 (“Workshare Agreement”) with the intent that the MRAP Competitive Contract would be novated to the joint venture.  Under the Workshare Agreement, we and GDLS would each perform obligations for awards related to the MRAP Competitive Contract.  In furtherance thereof, we and GDLS formed a Delaware limited liability company on January 8, 2007, Force Dynamics, LLC (“Force Dynamics”), to jointly pursue the MRAP Competitive Contract.  We account for this arrangement as an equity-based investment.

On December 8, 2008, the MRAP Joint Program Office issued a competitive Request for Proposal (“RFP”), named the M-ATV through which the United States government was seeking a vehicle solution that provides MRAP levels of survivability with enhanced mobility. On January 12, 2009, Force Dynamics submitted a proposal to the US Army Tank-Automotive and Armaments Command (“TACOM”) for this RFP offering the M-ATV Cheetah as a solution. During the six months ended June 30, 2009, Force Dynamics was awarded contracts for 5 production representative M-ATV Cheetah vehicles and testing. Force Dynamics subcontracted the production of these 5 vehicles to Force Protection Industries, Inc. and the testing to GDLS. On June 30, 2009, Force Dynamics was informed by TACOM that our M-ATV Cheetah was not selected to receive the initial production delivery order in the M-ATV competition.

We are headquartered, and have leased manufacturing facilities, in Ladson, South Carolina. In March 2007, we purchased a blast range in Edgefield, South Carolina, and leased a related office building. We use these facilities for our own research and development activities and may also contract with selected governmental and commercial customers to use our facilities. We also purchased, in March 2007, a facility in Summerville, South Carolina, to expand our research and development operations and to facilitate our increased customer training requirements of products and applications. In July 2007, we purchased an additional facility in Roxboro, North Carolina and in May 2009, we began to use this facility for training and sustainment purposes. In October 2008, we leased an office in the Washington DC vicinity. In November 2008, we leased office space in Sterling Heights, Michigan, for use as an offsite engineering office. In January 2009, we leased office and warehouse space in North Charleston, SC. In March 2009, IST leased office space in Bristol, United Kingdom.  In May 2009, we entered into an agreement to sublease a vehicle support facility in Kuwait. In July, 2009 we exercised an option to renew and extended our lease for Building No. 3 at Ladson facility.

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

Key Challenges

Our rapid growth has come with numerous challenges. Coupled with our reliance on the United States military for substantially all of our business, we have identified the following key challenges to continued success:

•	Continuing to capture contract awards for our products and services in a competitive marketplace;

•	Expanding our operations internationally;

•	Competing for life cycle logistics support for our fielded fleet of vehicles;

•	Establishing long-term programs to include upgrades, remanufacture, and sustainment for our fleet of vehicles;

•	Continuing the expansion of our customer base both domestically and internationally;

•	Continuing the development of new products and services to bring to market;

•	Establishing and maintaining our presence in the United Kingdom and international markets, subcontracting arrangements and teaming agreements; and

•	Eliminating or reducing internal control weaknesses over financial reporting and disclosure.

The main uncertainty about our future operations is whether we will continue to receive additional orders or contracts for our vehicles or our survivability solutions. We have no further substantial MRAP vehicle orders to fulfill at this time. Orders for our Cougar variant vehicles will allow us to continue production through the fourth quarter of 2009 and for our Buffalo vehicles to extend production through the first quarter of 2010. It is impossible to predict with certainty whether such future orders or contracts will be placed by existing or new customers. If we do not receive future orders or contracts for production beyond such dates, it is unlikely that our vehicle business will continue and our business will be materially affected.

Substantially all of our income has previously come from our United States government contracts either as a prime contractor or as a subcontractor to another prime contractor to the United States government. However, approximately 58% of our current vehicle backlog relates to our subcontract with IST to deliver base Wolfhound vehicles which will ultimately be delivered to the United Kingdom Ministry of Defence.  We received and fulfilled a large number of vehicle orders from the United States military under the MRAP program, which accounted for substantially all of the increase in our net sales during the year ended December 31, 2008. These orders have resulted, in significant part, from the particular combat situations encountered by the United States military in Iraq and Afghanistan, especially the use of improvised explosive devices, or IEDs, and EFPs by enemy combatants. We cannot be certain, therefore, to what degree the United States military or other foreign governments will continue placing orders, and these orders may decrease significantly or cease. The loss or significant reduction in government funding of a large program in which we participate could also result in a material decrease to our future sales, earnings and cash flows.

We have identified material weaknesses in our internal control over financial reporting and have concluded that our disclosure controls were not effective as of June 30, 2009.  Although we have taken steps to correct our material weaknesses, we may still be subject to risks. If we are unsuccessful in implementing or following our remediation plan, or fail to update our internal control over financial reporting as our business evolves, we may be unable to report financial information timely and accurately or to maintain effective internal controls and procedures. There can be no assurance that, as a result of these remediation efforts or otherwise, we will not identify other inaccuracies in either our previous or future financial statements that will require amendments and restatements to those financial statements, which could have a material adverse effect on us and the price of our common stock.

During 2008 and the first six months of 2009, we sought to stabilize our business to match our contract delivery order requirements. We recognize that our business is changing, and in response, we are attempting to rebalance our workforce and manufacturing capacity. We may incur costs as a result of our efforts to recalibrate our business to meet the needs of our customers. In addition, in the past three years we had sought to rapidly expand and develop our operations and production capacity. We have incurred costs and are continuing to incur significant costs associated with our rapid expansion based on the expectation of future contract revenues. We are still experiencing and may continue to experience certain effects from this rapid growth, such as payments under severance arrangements and the costs associated with excess manufacturing capacity and inventory. This has placed significant demands on our management and our administrative, operating, manufacturing and financial resources. In addition, our accounting and financial systems need to be substantially improved in order to accommodate our current and projected production levels and to support our government compliance requirements now that we are classified as a large business under applicable federal contracting regulations. We continue to face challenges in improving our administrative, operating, managerial, accounting and financial systems to accommodate our current and projected production levels.

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

•                  Capitalize on the demand for blast- and ballistic-protected vehicles and other survivability solutions;

•                  Expand our total life cycle support footprint;

•                  Expand and diversify our customer base;

•                  Focus on core competencies;

•                  Stabilizing our business to match current production requirements;

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

•                  An increase in military forces deploying to Afghanistan will necessitate modifications to the vehicles and increased sustainment and maintenance requirements;

•                  Declining defense budgets may have an impact on planned future defense procurement needs; and

•                  Our current customers establishing long-term plans and visibility for their fleets of our vehicles.

Results of Operations

The following discussion and analysis is based on our unaudited condensed consolidated statements of operations, which reflect our results of operations for the three- and six-month periods ended June 30, 2009 and 2008 as prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2009 and 2008

The following table presents our results of operations for the three- and six-month periods ended June 30, 2009 and 2008 as well as the percentage change from year to year.

	For the three months ended June 30,			For the six months ended June 30,
			Percentage			Percentage
(in thousands)	2009	2008	Change	2009	2008	Change
Net sales	$187,116	$340,917	-45%	$371,850	$743,964	-50%
Cost of sales	161,403	303,566	-47%	309,235	668,282	-54%
Gross profit	25,713	37,351	-31%	62,615	75,682	-17%
General and administrative expenses	20,172	21,525	-6%	41,023	46,150	-11%
Research and development expenses	4,892	3,039	61%	9,497	5,899	61%
Operating income	649	12,787	-95%	12,095	23,633	-49%
Other income (expense), net	(133)	460	-129%	(195)	971	-120%
Interest income (expense), net	103	(98)	-205%	(33)	(223)	-85%
Income before income tax expense	619	13,149	-95%	11,867	24,381	-51%
Income tax expense	(178)	(4,882)	-96%	(4,050)	(9,077)	-55%
Net income	$441	$8,267	-95%	$7,817	$15,304	-49%

Units sold

The following table presents our vehicle shipments for the three- and six-month periods ended June 30, 2009 and 2008 as well as the percentage change from year to year.

	For the three months ended June 30,				For the six months ended June 30,
				Percentage				Percentage
(units sold)	2009	2008		Change	2009	2008		Change
Buffalo	17	25		-32%	29	49		-41%
Cougar (all variants)	22	560	*	-96%	144	1,315	*	-89%
Cheetah	3	—		n/m	5	—		n/m
Total units sold	42	585		-93%	178	1,364		-87%

n/m—not meaningful

* Includes 300 and 721 vehicles produced by GDLS for the three and six months ended June 30, 2008, respectively. This balance excludes the Iraqi Light Armored Vehicles (“ILAV”) for which we act as a subcontractor to primarily provide labor only for a portion of the production of the vehicles. As a result, we have reduced the previously reported units sold for Cougar (all variants) and total units sold by 5 and 27 units for the three and six months ended June 30, 2008, respectively.

The decrease in vehicles sold for the three- and six-month comparative periods is primarily due to the completion of the sole source and competitive contracts awarded to us under the MRAP program during 2008.  Additionally, during the six months ended June 30, 2009, we continued to experience delays in the initial production of the Buffalo A2 route-clearance vehicle.

Net sales

The decrease in net sales from the comparative periods is attributable to a decrease in volume of vehicle deliveries, partially offset by a $2.1 million reduction of a definitization reserve and an increase in sales of spare parts and logistics services, which includes field service representatives, training, modernization efforts, ILAV subcontractor revenues and technical publications. The mix of vehicles delivered and spare parts and logistics sales and the percentage change in the comparative periods are set forth in the following table:

	For the three months ended June 30,					For the six months ended June 30,
					Percentage					Percentage
(in thousands)	2009		2008		Change	2009		2008		Change
Buffalo	$18,630		$16,968		10%	$29,430		$33,660		-13%
Cougar (all variants)	18,358	*	269,352	*	-93%	73,980	*	627,026	*	-88%
Cheetah	2,362		—		n/m	3,362		—		n/m
Spare parts and logistics	147,766		54,597		171%	265,078		83,278		218%
	$187,116		$340,917		-45%	$371,850		$743,964		-50%

n/m—not meaningful

* Excludes revenue from the ILAV for which we act as a subcontractor to primarily provide labor only for a portion of the production of the Cougar (all variants) and related spare parts and logistics revenue. As a result, we have recorded $0.0 million and $0.4 million and we reclassified $0.5 million and $6.1 million from Cougar (all variants) to spare parts and logistics revenue for the three and six months ended June 30, 2009 and June 30, 2008, respectively.

Cost of sales and Gross profit

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2009	2008	2009	2008
Cost of sales	$161,403	$303,566	$309,235	$668,282
Gross profit	$25,713	$37,351	$62,615	$75,682
Gross profit percentage of net sales	13.7%	11.0%	16.8%	10.2%

The gross profit percentage increased by 2.7 and 6.6 percentage points for the three and six months ended June 30, 2009, over the comparable 2008 periods. The increase was primarily due to the absence of the fulfillment of awards pursuant to our MRAP Subcontract activity during 2009.  During the three and six months ended June 30, 2008, we recognized no gross profit on $143.3 million and $339.6 million of vehicles sold that were produced by GDLS. There were no vehicles produced by GDLS under the MRAP Subcontract during the three and six months ended June, 30 2009.  Excluding the MRAP Subcontract activity, the gross profit percentage decreased for the three and six months ended June 30, 2009 due to costs incurred on the M-ATV Cheetah and manufacturing costs associated with fewer vehicles produced, partially offset with a $2.1 million reduction of a definitization reserve.

General and administrative expenses

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
General and administrative expenses	$20,172	$21,525	$41,023	$46,150
As a percentage of net sales	10.8%	6.3%	11.0%	6.2%

General and administrative expenses decreased $1.4 million and $5.1 million for the three and six months ended June 30, 2009 from the comparable 2008 periods.  The $5.1 million decrease for the six months ended June 30, 2009 from the comparative 2008 period is primarily due to the $4.9 million impairment charge for certain Roxboro, North Carolina assets and the $1.5 million contribution to the Medical University of South Carolina Foundation for brain trauma research, which both occurred in the first quarter of 2008, and the $2.5 million decrease in legal and other service costs, which occurred in second quarter of 2009.  These decreases were partially offset by $3.2 million of 2006 re-audit costs during the first quarter of 2009 and the $0.7 million impairment for certain custom  machines that both were incurred in the second quarter of 2009.

Research and development expenses

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Research and development expenses	$4,892	$3,039	$9,497	$5,899
As a percentage of net sales	2.6%	0.9%	2.6%	0.8%

Research and development expenses increased $1.9 million and $3.6 million in the three and six months ended June 30, 2009 over the comparable periods in 2008 primarily due to an increased level of expenditures on the         M-ATV Cheetah and other prototypes during the three and six months ended June 30, 2009.

Other income (expense), net

Other income decreased in the three and six months ended June 30, 2009, as compared to the 2008 periods, due to lower interest income as a result of decreased interest rates coupled with a $0.3 million and $0.5 million loss on our joint venture with IST, respectively.  See Note 1, Organization and Description of the Business, in the accompanying unaudited condensed consolidated financial statements.

Interest income (expense), net

Interest expense was relatively flat for the three and six months ended June 30, 2009, as compared to the 2008 periods.

Income tax expense

The effective income tax expense rate for the three and six months ended June 30, 2009 was approximately 29% and 34% compared to the effective income tax rate of approximately 37% for each of the comparable 2008 periods.  See Note 6, Income Taxes, in the accompanying unaudited condensed consolidated financial statements.

Net income

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share)	2009	2008	2009	2008
Net income	$441	$8,267	$7,817	$15,304
Diluted earnings per share	$0.01	$0.12	$0.11	$0.22

Net income for the three and six months ended June 30, 2009 decreased over the comparable 2008 periods primarily due to lower gross profit percentages as a result of a decrease in our revenue (including the exclusion of the vehicle revenues from the MRAP Subcontract in the 2008 periods) and higher operating expense percentages.

Backlog

The following table sets forth the number of vehicles included in our backlog as of June 30, 2009 and 2008.  The backlog shown in the following table is “funded” backlog, meaning that it reflects vehicles for which we have received orders and for which funding has been appropriated and authorized for expenditure by the applicable customer. We cannot assure you that we will deliver or sell all of the vehicles included in our backlog. See Part I, Item 1A, Risk Factors, included in our Annual Report on Form 10-K for the year ended December 31, 2008.

	Vehicle Funded Backlog
	as of June 30,
	2009	2008
Buffalo	54	22
Cougar MRAP (Competitive)*	—	412
Cougar Mastiff	—	169
Cougar Ridgback	—	151
Cougar Wolfhound	94	—
Cougar (all other variants)	13	9
Total	161	763

*  Refers to Cougar vehicles manufactured under the MRAP Subcontract pursuant to which we and GDLS fulfill the MRAP Competitive Contract.

On July 24, 2009, TACOM awarded us an undefinitized contract modification for the delivery of 48 Buffalo A2 vehicles. The contract has an approximate value of $52.8 million.

Liquidity and Capital Resources

Our liquidity and available capital resources are impacted by operating, financing and investing activities.  Our principal sources of liquidity are cash on hand and cash from operations, primarily from the United States government.

Sources and Uses of Cash

Our primary sources of funding are cash flows from operations. Our funds were used primarily to fund working capital requirements and make capital expenditures. The following chart shows the cash flows provided by or used in operating, investing, and financing activities for the three and six months ended June 30, 2009 and 2008:

	For the six months ended June 30,
(in thousands)	2009	2008
Net cash provided by (used in) operating activities	$18,341	$(9,900)
Net cash used in investing activities	(17,436)	(8,360)
Net cash used in financing activities	(91)	(220)
Increase (decrease) in cash and cash equivalents	$814	$(18,480)

As of June 30, 2009, we had $111.8 million of cash and cash equivalents, an increase from $111.0 million as of December 31, 2008, and an increase from $72.5 million at June 30, 2008.

Cash Flows from Operating Activities

Cash provided by operating activities increased by $28.2 million during the first six months of 2009 compared with the first six months of 2008.  This change was primarily due to the following significant changes in working capital for the first six months of 2009:

Working capital assets:

(1)          an increase in advances to subcontractor of $26.0 million resulting from the advance payment for the  Independent Suspension System (“ISS”) kits;

(2)          a net increase in inventories of $52.3 million resulting primarily from the purchase of raw materials and supplies for the M-ATV Cheetah  vehicles and the Wolfhound tactical support vehicles and from the increased finished goods balance, which includes ForceArmor™ kits, ISS kits, and Wolfhound, Buffalo A2 and M-ATV Cheetah vehicles; and

(3)          an increase in prepaid income taxes of $8.9 million resulting from a federal income tax payment made during the first six months of 2009.

Working capital liabilities:

(1)          an increase in accounts payable of $37.0 million primarily resulting from increased inventory and the timing of purchases and related payments;

(2)          an increase in the amount due to the United States government of $14.6 million, primarily due to increased definitization reserve requirements for vehicles sold under the DoD’s foreign military sales contracts and MRAP-related spare parts sales; and

(3)          an increase in advance payments on contracts of $47.4 million primarily resulting from customer advances received on contracts for ISS kits, ForceArmor™ kits and Cougar Wolfhound vehicles.

The majority of our cash receipts are from the United States government and other foreign governments, and therefore the risk of default on payment of our accounts receivable as of June 30, 2009 is very low. However, the deepening global credit crisis and recession in the United States and western Europe may have an impact on the ability of United States and other governments to continue to fund defense contracts and programs or could cause them to delay payments to contractors in the future.

Cash Flows from Investing Activities

Cash used in investing activities increased by $9.1 million during the first six months of 2009 compared with the first six months of 2008 due to a $10.0 million investment in marketable securities consisting of held-to-maturity (180-day) treasury bills and a $2.1 million investment in IST, our joint venture with NPA, partially offset by reduced capital expenditures.

Cash Flows from Financing Activities

Cash used in financing activities was relatively flat during the first six months of 2009 compared with the first six months of 2008 due to minimal stock option exercises and a minimal change in other long-term liabilities.

Current Liquidity and Capital Resources

Our cash and cash equivalents as of June 30, 2009 were held for working capital purposes and were invested primarily in short-term United States Treasury bills and money market funds.  Our marketable security balance as of June 30, 2009 consisted of an 180-day investment in United States Treasury bills and was classified as held-to-maturity.  We do not enter into investments for trading or speculative purposes.

During 2008, we expended approximately $16.3 million to complete the expansion of our manufacturing capability and capacity and to upgrade our information technology infrastructure.  We do not expect any significant capital expenditures for manufacturing during 2009.

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

Off-Balance Sheet Arrangements

In accordance with the definition under SEC rules and regulations, the following qualify as off-balance sheet arrangements:

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

As of June 30, 2009, we did not have any obligation under certain guarantees or contracts as defined above.

As of June 30, 2009, we did not have any retained or contingent interest in assets as defined above.

As of June 30, 2009, we did not hold derivative financial instruments, as defined by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2009 and December 31, 2008, we were not involved in any unconsolidated SPE transactions.

Contractual Obligations

We have future obligations under various contracts relating to debt and interest payments, operating leases, and purchase obligations.  During the six months ended June 30, 2009, there were no significant changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2008, except that our purchase obligations increased to $177.0 million as of June 30, 2009, from $117.5 million as of December 31, 2008.  The increase in purchase obligations as of June 30, 2009 was primarily due to purchase orders for approximately $105.3 million related to orders for the Oshkosh ISS kits and approximately $16.5 million related to the M-ATV Cheetah contract.

Critical Accounting Policies and Estimates

For the quarterly period ended June 30, 2009, there were no significant changes in critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 26, 2009.

New Accounting Pronouncements

For the quarterly period ended June 30, 2009, there were no new accounting pronouncements that we anticipate would have a material effect on our consolidated financial position, results of operations and cash flows since those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 26, 2009.

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

Foreign Currency

The majority of our business is denominated in United States dollars and, as such, movement in the foreign currency markets will have a minimal direct impact on our business.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended June 30, 2009, members of our management, at the direction (and with the participation) of our chief executive officer and chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), as of June 30, 2009. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2009, because of the material weaknesses in our internal control over financial reporting discussed in the Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 26, 2009.

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

Based on our assessment and the criteria discussed above, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) were not effective as of June 30, 2009 as a result of the following material weaknesses:

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

Inadequate monitoring of non-routine and non-systematic transactions —We did not have effective controls in place to monitor and accurately record non-routine and non-systematic transactions. During the fourth quarter of 2008, we implemented additional processes for reviewing and monitoring non-routine business activities within our financial statement close process. These processes have not been in place for an adequate period of time for us to determine whether this material weakness has been adequately addressed.

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

Remediation of Remaining Material Weaknesses

As previously disclosed under “Item 9A—Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, we concluded that our internal control over financial reporting was not effective based on the material weaknesses identified.  During the first six months of 2009, we continued our ongoing effort to remediate the two material weaknesses that existed as of December 31, 2008.

Although there were no significant changes in our internal control over financial reporting during the first six months of 2009, we have engaged in, and continue to engage in, substantial efforts to improve our internal control over financial reporting and disclosure controls and procedures related to our financial statements and disclosures. These efforts include the following: strengthening the processes and controls over sales order maintenance and invoicing, timeliness of reconciliations, and monitoring of revenue, accounts receivable and related reserves. This is accomplished with the addition of professional staff with the skills and experience needed for a public company of our size and complexity.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Shareholder Derivative Complaint

As previously reported, between March 27, 2008 and May 28, 2008, various alleged shareholders filed derivative lawsuits against former and current officers or board members wherein the plaintiff shareholders are seeking damages for the Company. The Company has been named a nominal defendant in each derivative lawsuit. Four derivative lawsuits pending in the United States District Court for the District of South Carolina Charleston Division were consolidated on March 31, 2009, under the caption “In Re Force Protection, Inc.  Derivative Litigation, Action No. 2:08-cv-01907-CWH”, three derivative lawsuits are pending in Charleston, South Carolina Circuit Court, and one  derivative lawsuit pending in Clark County, Nevada District Court has been stayed.  The plaintiffs in the derivative lawsuit stayed in Clark County, Nevada re-filed their lawsuit in Charleston, South Carolina Circuit Court on April 9, 2009.  An order to consolidate the three shareholder derivative actions filed in Charleston, South Carolina Circuit Court was issued by the Court on May 27, 2009.

Certain Other Disputes

On February 8, 2008, a temporary independent contractor whose services we had terminated filed a complaint with OSHA which alleges a violation under the employee protection provisions of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002, 18 U.S.C. §1514A. The

former independent contractor alleges that we terminated his engagement in retaliation for his allegation of certain corporate governance, government contracting, accounting and other irregularities. On April 18, 2008, we responded to the allegations. In August 2008 the claimant submitted a proposed amended complaint which sought to add additional claims and the current and former chief executive officers as defendants. On October 2, 2008, Force Protection and individuals submitted a further response. On November 20, 2008, the claimant exercised his rights under Section 806 to withdraw his claim from the Department of Labor, stating that he had decided instead to pursue his claims in a lawsuit in federal district court. As a result of the claimant’s election, the Department of Labor terminated its processing of the matter at that time. On June 26, 2009 a lawsuit was filed by the individual against the Company in the United States District Court for the District of South Carolina, Charleston Division as Civil Action No. 2:09cv1708-DCN-BM.

On or about June 17, 2009, ASG Renaissance filed a demand for arbitration against Force Protection Industries, Inc., bearing the caption ASG Renaissance v. Force Protection Industries, Inc., No. 31 132 Y 00256 09, with the American Arbitration Association.  Both ASG and Force Protection alleged breach of contract among other requests for relief.  On July 13, 2009, we settled this matter for $325,000 and reversed the accrual, which was included in Total current liabilities as of June 30, 2009.

In connection with our suit against Protected Vehicles, Inc. (“PVI”) and three of PVI’s employees as disclosed in the section entitled “Legal Proceedings” in Item 3, Part I of our Annual Report on Form 10-K for the year ended December 31, 2008, as of February 2, 2009 Force Protection Industries, Inc. and Force Protection, Inc. had entered into a settlement agreement with defendants, including the third-party purchaser of the bulk of PVI’s assets (which includes certain rights and liabilities with respect to our suit against it), in which the defendants agreed to identify and return all our property and refrain from using it in the future, and agreed to dismiss all claims against us.   As of June 4, 2009, we entered into a supplemental agreement with the third party purchaser in which that purchaser agreed to pay us $160,000 in exchange for a covenant not to sue for its continued use of certain files on PVI devices that were to have been identified and returned under the February 2, 2009 agreement.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed below, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 26, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing Force Protection. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results or cash flows.

We are expanding international operations, the conduct of which subjects us to risks that may have a material adverse effect on our business.

Expanding international sales and operations is a part of our growth strategy.  In the second quarter of 2009, through our 50% owned joint venture, IST, we received awards from the United Kingdom Ministry of Defence, and we began operations in the United Kingdom.  In March 2009, IST executed an office lease in Bristol, United Kingdom and in May 2009 Force Protection Industries, Inc. signed an agreement to sublease a vehicle support facility in Kuwait.  International operations and sales are subject to various risks, including political, religious and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers, the impact of foreign government regulations and the effects of income and withholding taxes, governmental expropriation and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenues and earnings. In addition, we are increasingly subject to export control regulations, including, without limitation, the United States Export Administration Regulations and the International Traffic in Arms Regulations. Unfavorable changes in the political, regulatory and business climate could have a material adverse effect on our net sales, financial condition, profitability and/or cash flows.

Our limited control over our joint ventures and subcontractors may delay or prevent us from implementing our business strategy which may adversely affect our financial results.

We are currently a party to a joint venture arrangement with NP Aerospace and a subcontract arrangement with GDLS for the award and production of our vehicles.  We may also enter into additional joint ventures or similar subcontract arrangements in the future, and some of our partners may also be our competitors.  Pursuant to the terms of IST, our joint venture with NP Aerospace, we share control over significant decisions with our joint venture partner.  For example, in connection with the contract awarded to IST, NP Aerospace, our joint partner, and other United Kingdom subcontractors will perform services and or supply goods for the completion of the Wolfhound, including but not limited to program management, system engineering design, integration, armor supply and commissioning and installing armor equipment.  Because we have shared control over our joint venture and may not be able to exercise control over any future joint venture, we may not be able to require our partners to take actions that we believe are necessary to implement our business strategy. Accordingly, this limited control could have a material adverse effect on our financial results.

Under some of our joint venture agreements, we may be jointly and severally liable to customers for the performance of the entire contract and any non-performance by our partners or subcontractors in the project is our responsibility. If our partner or subcontractor in such arrangement fails to fulfill its obligations, we could be required to carry the resultant liability to the customer and would have to rely on our ability to obtain reimbursement from our project partner or subcontractor for our costs, over and above the reimbursement from the customer. Obtaining such reimbursement could require us to engage in litigation and could take a substantial amount of time and could require us to expend significant resources. If our partner or subcontractor becomes insolvent or ceases operations, we might not be able to obtain reimbursement.  We also face risks through our equity method investments in companies that we do not control.

We have started the manufacture and production of certain of our products for which we have no orders. If we do not receive orders for those products, we may incur losses and be required to write-off significant amounts.

At times, if we believe that there is a probability of selling certain of our vehicles or products, we may commence the manufacture and production of such items without orders.  We have in the past, and may do so in the future, commence the manufacture and production of our vehicles and products, and incur expenses for components, raw materials, and other expenses without any orders from customers to purchase the vehicles and products we manufacture.  We may experience difficulties, expenses and delays in starting up production for these vehicles if we have no prior experience in manufacturing such vehicles and products in commercial quantities and it may take a substantial period of time for us and our employees to achieve requisite efficiencies in producing such vehicles.  In the event that we do not receive orders for these vehicles or products, we may have excess inventory and incur losses, and, as a result, our business, financial position, results of operations, or cash flows may be affected.

During the six months ended June 30, 2009, we began to procure materials and fabricate parts for the manufacture of approximately 50 M-ATV Cheetah vehicles in anticipation of receiving orders from TACOM pursuant to the M-ATV competition.  On June 30, 2009, we were informed by TACOM that our M-ATV Cheetah was not selected for the M-ATV competition.  As a result, we have incurred expenses for components, materials, and other expenses related to the procurement, fabrication and initial production of approximately 50 M-ATV Cheetah vehicles without any orders from customers to purchase these vehicles.  Because we are actively pursuing opportunities with potential customers to purchase these M-ATV Cheetah vehicles, which are in various stages of production, we currently include these items in our inventory and have not recognized a loss for these vehicles.  However, to the extent that we do not receive orders for the M-ATV Cheetah from another customer in significant quantities we may be required to write-off some or all of these costs and our business, prospects, results of operations, cash flows and financial position may be affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth purchases of our common stock for the three months ended June 30, 2009:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2009 - April 30, 2009	2,788	$7.23	—	—

Pursuant to a restricted stock award dated November 21, 2008 between Force Protection, Inc. and Daniel Busher, our former Executive Vice President, Operations, Mr. Busher was granted 25,000 shares of our common stock, which vested in three equal annual installments commencing on November 21, 2009, with the final installment due to vest on November 21, 2011.  Pursuant to his severance arrangements, the first installment of vesting of 8,333 shares was accelerated to April 13, 2009.  In order to comply with his minimum statutory federal and state tax withholding taxes plus Medicare, Mr. Busher surrendered a portion of his vested shares, representing 33.5% of the total value of the shares then vested, to Force Protection, Inc. in connection with his withholding obligations.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2009 Annual Meeting of Shareholders on May 15, 2009. Our shareholders approved each of the following proposals, which were all the proposals presented at the meeting, by the votes specified below.

Proposal No. 1—The election of three nominees as Class I Directors to the Board of Directors for a term of three years.

Nominee	For	Withheld	Percentage
Major General Jack A. Davis, USMC (Ret.)	60,696,089	885,701	98.6%
Kenneth Merlau	60,727,305	854,485	98.6%
B. Herbert Ellis	60,703,300	878,490	98.6%

After the 2009 Annual Meeting of Shareholders, Michael Moody and Lieutenant General Roger G. Thompson, Jr., USA (RET.) continued their terms as Class II Directors serving until the 2010 Annual Meeting of Shareholders and John S. Day and John W. Paxton, Sr. continued their terms as Class III Directors serving until the 2011 Annual Meeting of Shareholders.

Proposal No. 2— The ratification of the Audit Committee’s appointment of Grant Thornton LLP, as Force Protection, Inc.’s independent registered public accounting firm for the fiscal year ended December 31, 2009.

For	Against	Abstain
61,209,113	274,249	98,432

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

• May have been qualified by the disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

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

NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger, filed as Exhibit 2.1 to the Company’s Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.

3.1	Restated Articles of Incorporation, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-K filed May 11, 2009, is hereby incorporated by reference.

3.2	Certificate of Amendment to Articles of Incorporation, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 26, 2008, is hereby incorporated by reference.

3.3	Certificate of Correction to Restated Articles of Incorporation, filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed May 11, 2009, is hereby incorporated by reference.

3.4	Second Amended and Restated By-Laws of Force Protection, Inc., filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 26, 2008, is hereby incorporated by reference.

4.1	Certificate of Withdrawal for Series B Convertible Preferred Stock. †

4.2	Certificate of Withdrawal for Series C Convertible Preferred Stock. †

4.3	Certificate of Withdrawal for Series D Convertible Preferred Stock. †

10.1	Severance Agreement with Randy Hutcherson dated April 7, 2009, filed as an Exhibit to the Company’s Current Report on Form 8-K filed April 10, 2009, is hereby incorporated by reference.

10.2	Teaming Agreement, dated as of April 7, 2009 between Force Protection Industries, Inc. and Oshkosh Corporation. †*

10.3	Severance Agreement with James Grazioplene dated May 4, 2009, filed as an Exhibit to the Company’s Current Report on Form 8-K filed May 8, 2009, is hereby incorporated by reference.

10.4	Form of Indemnification Agreement, filed as Exhibit 10.2 to the Company’s 8-K filed April 10, 2009, is hereby incorporated by reference.

10.5	Contract Modification under Contract No. M67854-07-D-5031 with the United States Marine Corps Systems Command, dated April 8, 2009. † *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

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

FORCE PROTECTION, INC. (Registrant)

Date: August 10, 2009	By:	/s/ MICHAEL MOODY
		Name:	Michael Moody
		Title:	President and Chief Executive Officer
(principal executive officer)

Date: August 10, 2009	By:	/s/ CHARLES MATHIS
		Name:	Charles Mathis
		Title:	Chief Financial Officer
(principal financial and accounting officer)