Form 10-Q
period 2009-09-30
FORCE PROTECTION INC
filed 2009-11-09
CIK 1032863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
☐ Yes    ☒  No

The registrant had 69,957,834 shares of common stock outstanding as of October 27, 2009.

PART I. FINANCIAL STATEMENTS

Item 1.    Financial Statements

	As of September 30, 2009	As of December 31, 2008
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$111,949	$111,001
Marketable securities	9,996	—
Accounts receivable, net	188,575	138,449
Inventories	113,847	88,502
Advances to subcontractor	5,192	—
Deferred income tax assets	16,378	15,572
Prepaid income taxes	4,572	—
Other current assets	4,217	2,417
Total current assets	454,726	355,941
Property and equipment, net	60,059	61,429
Investment in joint venture	2,048	—
Intangible assets, net	302	654
Total assets	$517,135	$418,024

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$138,750	$47,115
Due to United States government	33,760	39,015
Advance payments on contracts	36,927	29,504
Other current liabilities	14,119	20,783
Total current liabilities	223,556	136,417
Deferred income tax liabilities	1,899	3,141
Other long-term liabilities	—	139
	225,455	139,697
Commitments and contingencies

Shareholders’ equity:
Common stock	70	68
Additional paid-in capital	259,102	256,939
Accumulated other comprehensive income	152	—
Retained earnings	32,356	21,320
Total shareholders’ equity	291,680	278,327
Total liabilities and shareholders’ equity	$517,135	$418,024

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Force Protection, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
	(In Thousands, Except Per Share Data)		(In Thousands, Except Per Share Data)
Net sales	$316,164	$343,309	$688,014	$1,087,273
Cost of sales	289,628	279,532	598,863	947,814
Gross profit	26,536	63,777	89,151	139,459
General and administrative expenses	19,196	27,817	60,219	73,967
Research and development expenses	4,239	4,306	13,736	10,205
Operating income	3,101	31,654	15,196	55,287
Other income, net	252	440	57	1,411
Interest expense, net	(46)	(2)	(79)	(225)
Income before income tax expense	3,307	32,092	15,174	56,473
Income tax expense	(88)	(12,185)	(4,138)	(21,262)
Net income	$3,219	$19,907	$11,036	$35,211
Earnings per common share:
Basic	$0.05	$0.29	$0.16	$0.52
Diluted	$0.05	$0.29	$0.16	$0.51
Weighted average common shares outstanding:
Basic	68,436	68,318	68,423	68,309
Diluted	68,863	68,381	68,930	68,372

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Force Protection, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2009	2008
	(In Thousands)
Cash flows from operating activities:
Net income	$11,036	$35,211
Adjustments to reconcile net income to net cash provided by (used in) operating activities —
Depreciation and amortization	10,285	9,426
Deferred income tax (benefit) provision	(2,132)	1,856
Stock-based compensation	2,126	97
Allowance for doubtful accounts	—	531
Provision for asset impairment	748	4,947
Provision for inventory	19,791	7,733
Loss on disposal of property and equipment	166	6
Loss from joint venture	315	—
(Increase) decrease in assets —
Accounts receivable	(78,454)	(77,866)
Inventories	(45,136)	27,107
Advances to subcontractor	(5,192)	18,956
Prepaid income taxes	(4,572)	6,565
Other current assets	(1,777)	4,303
Increase (decrease) in liabilities —
Accounts payable	90,899	(21,357)
Advance payments on contracts	35,751	(30,501)
Due to United States government	(5,255)	346
Other current liabilities	(6,675)	11,301
Total adjustments	10,888	(36,550)
Net cash provided by (used in) operating activities	21,924	(1,339)
Cash flows from investing activities:
Purchases of marketable securities	(9,996)	—
Capital expenditures	(8,740)	(10,041)
Investment in joint venture	(2,149)	—
Net cash used in investing activities	(20,885)	(10,041)
Cash flows from financing activities:
Proceeds from issuance of common stock	37	—
Net decrease in other long-term liabilities	(128)	(219)
Net cash used in financing activities	(91)	(219)
Increase (decrease) in cash and cash equivalents	948	(11,599)
Cash and cash equivalents at beginning of year	111,001	90,997
Cash and cash equivalents at end of period	$111,949	$79,398
Supplemental cash flow information:
Cash paid during the period for
Interest, net of amounts capitalized	$113	$240
Income taxes	$15,134	$111
Supplemental schedule of noncash investing and financing activities:
Property and equipment additions in accounts payable	$1,009	$—

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

In 2009, we formed Integrated Survivability Technologies Limited, an England and Wales company (“IST”), a joint venture between Force Protection Europe Limited (formerly Force Protection Advanced Solutions Limited) (“Force Protection Europe”), a subsidiary of Force Protection Industries, Inc., and NP Aerospace Limited (“NPA”), a subsidiary of The Morgan Crucible Company plc.   Pursuant to the terms of the joint venture, IST shall act as the prime contractor for vehicles and related total life cycle support awarded by the United Kingdom Ministry of Defence to ensure that this customer has a single point of contact for its current and future Force Protection fleet of vehicles (Buffalo, Mastiff, Ridgback and Wolfhound).  Force Protection Europe and NPA each own a 50% interest in IST and the board of IST consists of six members, three of whom are appointed by Force Protection.  As of September 30, 2009, we have contributed $2.1 million for this investment in IST.  In September 2009, the IST board agreed to defer indefinitely any future capital contributions.   We account for this joint venture as an equity-method investment.

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

We are focusing on enhancing the market presence of Force Protection Europe and leveraging its brand strength in the United Kingdom and other international markets.  Force Protection Europe developed a new vehicle platform, the Ocelot, with Ricardo plc, which debuted at the Defence System and Equipment exhibition in London during September 2009.  The Ocelot has been submitted by Force Protection Europe to the United Kingdom Ministry of Defence for the Light Protected Patrol Vehicle (“LPPV”) program.  In September 2009, we formed Force Protection Australasia Pty Ltd (“Force Protection Australasia”), an Australian company to pursue market opportunities in Australia and Asia.  Force Protection Australasia is a wholly owned subsidiary of Force Protection Europe.

On January 25, 2007, we were awarded a Government Prime Contract by the United States Marine Corps Systems Command (“MARCORSYSCOM”) for the delivery of, among other things, certain Category I and Category II Cougar vehicles and related life cycle support services (“MRAP Competitive Contract”).  MARCORSYSCOM subsequently issued a series of delivery orders related to the MRAP Competitive Contract.  We have completed the vehicle production work under these delivery orders, are continuing to perform the outstanding service and spare work, and  may  receive additional delivery orders under the MRAP Competitive Contract in the future.

Commencing February 5, 2007, we entered into certain letter agreements with General Dynamics Land Systems, Inc. (“GDLS”), whereby GDLS would act as a subcontractor for certain work under the MRAP Competitive Contract.  On May 4, 2007, we requested that MARCORSYSCOM novate the MRAP Competitive Contract to Force Dynamics (described below), but the novation has not yet occurred. On September 10, 2007, we entered into a subcontract (the “MRAP Subcontract”) with GDLS, incorporating all prior letters of agreement and setting forth the provisions related to any subsequent work awarded to GDLS by us under the MRAP Competitive Contract. The work under the MRAP Competitive Contract continues to be performed by Force Protection Industries, Inc. as the prime contractor and specific work is performed by GDLS under the MRAP Subcontract.

On December 8, 2008, the MRAP Joint Program Office issued a competitive Request for Proposal (“RFP”), named the M-ATV, through which the United States government was seeking a vehicle solution that provides MRAP levels of survivability with enhanced mobility. On January 12, 2009, Force Dynamics LLC, our joint venture with GDLS, submitted a proposal to the US Army Tank-Automotive and Armaments Command (“TACOM”) for this RFP offering our Cheetah vehicle as a solution. In the first half of 2009, Force Dynamics was awarded contracts for 5 production representative Cheetah vehicles and testing. Force Dynamics subcontracted the production of these 5 vehicles to Force Protection Industries, Inc. and the testing to GDLS. On June 30, 2009, Force Dynamics was informed by TACOM that our Cheetah vehicle was not selected to receive the initial production delivery order in the M-ATV competition.

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

These unaudited condensed consolidated financial statements include the assets, liabilities, revenues and expenses of our wholly owned subsidiaries, Force Protection Industries, Inc. and Force Protection Technologies, Inc., and our 50% owned Delaware limited liability company, Force Dynamics, LLC. We eliminate from our financial results all significant intercompany accounts and transactions.

Certain prior period information has been reclassified to conform to the current period presentation.

Fair Value of Financial Instruments

FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, which was primarily codified into Topic 825, “Financial Instruments,” requires disclosures of the fair value of financial instruments. Our financial instruments include cash and cash equivalents, marketable securities, accounts receivable, advances to subcontractor, accounts payable, accrued liabilities and amounts due to United States government. The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable, advances to subcontractors, accounts payable, accrued liabilities and amounts due to the U.S. government, approximate their fair value because of the short-term maturity and highly liquid nature of these instruments. The carrying values of our financial instruments approximate their fair value as of September 30, 2009.

Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standard Board (“FASB”) issued FASB Staff Position (“FSP”) FAS No. 142-3, Determination of Useful Life of Intangible Assets, which was codified into Topic 350 “Intangibles — Goodwill and Other” in the Accounting Standards Codification (“ASC”).  This guidance amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset and requires expanded disclosure related to the determination of intangible asset useful lives. This guidance is effective for fiscal years beginning after December 15, 2008. Earlier adoption was prohibited. We adopted this guidance in the first quarter of 2009 and it did not have a material impact on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which was codified into Topic 820 “Fair Value Measurements and Disclosures,” which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value. Specifically, this guidance clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  This guidance does not expand the use of fair value to any new circumstances, and must be applied on a prospective basis, except in certain cases. This guidance also requires expanded financial statement disclosures about fair value measurements, including disclosure of the methods used and the effect on earnings.

In February 2008, FSP FAS No. 157-2, Effective Date of FASB Statement No. 157, was issued, which was primarily codified into Topic 820 “Fair Value Measurements and Disclosures.”  This guidance  defers the effective date for nonfinancial assets and nonfinancial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.   Examples of items within the scope of this guidance are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant, equipment and intangible assets measured at fair value for an impairment assessment.

The adoption of FASB Statement No. 157, including FSP FAS No. 157-2, which were codified into Topic 820 “Fair Value Measurements and Disclosures,” did not have a material impact on our consolidated financial position, results of operations and cash flows. The Company adopted this guidance for financial assets and liabilities on January 1, 2008, and for nonfinancial assets and liabilities on January 1, 2009.

In April 2009, FSP FAS 107-1/APB 28-1 was issued, which was primarily codified into Topic 825 “Financial Instruments” in the ASC.  This guidance requires disclosures about fair values of financial instruments in interim and annual financial statements. Prior to the issuance of this guidance, disclosures about fair values of financial instruments were only required to be disclosed annually.  We adopted this guidance beginning in the second quarter of 2009 and it did not have an impact on our consolidated financial position, results of operations and cash flows.

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events, which was primarily codified into Topic 855 “Subsequent Events” in the ASC.  This guidance defines a date through which management must evaluate subsequent events, and lists the circumstances which an entity must recognize and disclose events or transactions occurring after the balance sheet date.  It is effective prospectively for interim and annual periods ending after June 15, 2009.  We adopted this guidance on June 30, 2009.  This guidance did not have a material impact on our consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which was codified into Topic 105 “Generally Accepted Accounting Standards.” This guidance launched the FASB Accounting Standards Codification that is the single source of non-SEC authoritative GAAP.  It is effective for interim and annual periods beginning after September 15, 2009.  We adopted this guidance as of September 30, 2009.  This guidance did not have a material impact on our consolidated financial position, results of operations and cash flows.

In August 2009, the FASB issued Update No. 2009-05 (“ASU 2009-05”), an update to Topic 820 “Fair Value Measurements and Disclosures,” which clarified how to measure the fair value of liabilities in circumstances when a quoted price in an active market for the identical liability is not available.  ASU 2009-05 is effective for the first reporting period beginning after the issuance of this standard.  We expect to adopt ASU 2009-05 in the fourth quarter of 2009.  The adoption of this guidance is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

In October 2009, the FASB issued Update No. 2009-13 (“ASU 2009-13”), an update to Topic 605 “Revenue Recognition,” which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit.  ASU 2009-13 is effective prospectively for revenue recognition arrangements entered into or materially modified beginning in fiscal years on or after June 15, 2010.  Early adoption is permitted.  We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial position, results of operations and cash flows, if any.

We have determined that all other recently issued accounting guidance will not have a material impact on our consolidated financial position, results of operations and cash flows, or do not apply to our operations.

2.     Accounts Receivable

Accounts receivable consists of the following (in thousands):

	As of September 30,	As of December 31,
	2009	2008
United States government	$168,933	$114,230
Other accounts receivable	19,642	24,219
Accounts receivable, net	$188,575	$138,449

Other accounts receivable includes amounts that relate to non-government entities and the sale of raw materials to suppliers.  Any gain or loss on the sale of raw materials is included in Other income, net in the accompanying condensed consolidated statements of operations.  As of September 30, 2009 and December 31, 2008, our accounts receivable included $82.8 million and $8.6 million, respectively, of earned and unbilled accounts receivable, of which $3.7 million and zero, respectively, is earned and unbilled to IST.  The earned and unbilled accounts receivable as of September 30, 2009 has grown significantly since December 31, 2008 primarily due to an increased amount of “not-to-exceed” undefinitized contracts where we cannot fully bill until the contracts are definitized.

3.     Inventories

Inventories consist of the following (in thousands):

	As of September 30,	As of December 31,
	2009	2008
Raw material and supplies	$77,710	$64,857
Work in process	27,764	23,645
Finished goods	8,373	—
Inventories	$113,847	$88,502

Due to excess and obsolete inventory and to account for our inventory at the lower of cost or market, we reduce the cost basis of our raw material and supplies and incur an expense to Cost of sales.

Work in process consists of vehicles and subassemblies in process and overhead costs capitalized in ending inventory.

As of September 30, 2009, the finished goods consist mostly of Wolfhounds and other finished products.

Total inventory relating to the Cheetah vehicles submitted for the M-ATV competition at September 30, 2009 is $3.3 million. We reduced the net realizable value of these Cheetah vehicles in inventory by $18.2 million during the third quarter of 2009 to reflect our estimate of the current market value of this inventory.  Although we were not selected in the M-ATV competition for our Cheetah vehicles, we are actively pursuing other opportunities with some potential customers and believe that we can recover the remaining value of this inventory after this write-down.

4.     Property and Equipment

Property and equipment consist of the following (in thousands):

	As of September 30,	As of December 31,
	2009	2008
Land	$4,419	$4,419
Buildings	13,223	12,669
Leasehold improvements	15,420	13,988
Machinery and equipment; including tooling and molds	32,835	32,421
Computer equipment and software	11,924	9,062
Furniture and fixtures	3,560	3,580
Demonstration vehicles	1,863	1,863
Manuals	705	705
Vehicles	794	676
	84,743	79,383
Less: Accumulated depreciation	(28,311)	(18,683)
	56,432	60,700
Construction in progress	3,627	729
Property and equipment, net	$60,059	$61,429

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

5.     Advance Payments on Contracts

Advance payments on contracts consist of the following (in thousands):

	As of September 30,	As of December 31,
	2009	2008
Independent Suspension System (“ISS”) kits	$34,306	$—
Wolfhound	1,493	—
Mine Resistant Ambush Protected (“MRAP”) vehicle	1,054	29,504
Iraqi Light Armored Vehicles (“ILAV”)	74	—
Advance payments on contracts	$36,927	$29,504

Under some of our United States government contracts and direct commercial contracts, we receive performance-based payments based on completion of specific milestones stipulated under the contract (for example, completion of manufacturing fabrication). We report these payments as Advance payments on contracts in our consolidated balance sheet until the final delivery of the products and formal acceptance by the customer.

6.     Income Taxes

We provide for income taxes using the liability method in accordance with FASB ASC Topic 740, “Income Taxes.” In accordance with this guidance, the provision for taxes on income recognizes our estimate of the effective tax rate expected to be applicable for the full year, adjusted for the impact of any discrete events, which are reported in the period in which they occur. Each quarter, we re-evaluate our estimated tax expense for the year and make adjustments for changes in the estimated tax rate.  Additionally, we evaluate the realizability of our deferred tax assets on a quarterly basis. Our evaluation considers all positive and negative evidence and factors, such as the scheduled reversal of temporary differences, historical and projected future taxable income or losses, and prudent and feasible tax planning strategies.

The income tax expense for the three- and nine- month periods ended September 30, 2009 was based on the estimated effective tax rates applicable for the fiscal year ending December 31, 2009, after considering items specifically related to the interim period.  The income tax expense for the three- and nine-month periods ended September 30, 2008 was based on the estimated effective tax rates applicable for the fiscal year ended December 31, 2008, after considering items specifically related to the interim period.

Force Protection is subject to United States federal, state, and local income taxes. Income before income tax expense is as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Income before income tax expense	$3,307	$32,092	$15,174	$56,473

A reconciliation of the statutory federal income tax expense rate to the effective income tax expense rate is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Income tax expense at statutory rate	35.00%	35.00%	35.00%	35.00%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal tax benefit	(9.93)%	1.73%	(1.63)%	1.41%
Research and development credit	(3.05)%	—	(1.87)%	—
Domestic Production Activities Deduction	(15.52)%	—	(4.21)%	—
Nondeductible items	(3.82)%	1.24%	(0.02)%	1.24%
Effective income tax expense rate	2.68%	37.97%	27.27%	37.65%

The effective income tax rate is the provision for income tax expense as a percent of income before income taxes. The effective rate for the three and nine months ended September 30, 2009 is lower than the expected federal statutory rate of 35% due to research and development tax credits, the Domestic Production Activities Deduction, state income taxes and nondeductible items.

We adopted FASB Interpretation No. 48 on January 1, 2007, which was codified into Topic 740, “Income Taxes.”  This guidance clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, which was also codified into Topic 740, “Income Taxes.”  Topic 740 does not prescribe a recognition threshold or measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. This guidance also defines a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in a company’s financial statements. Additionally, this guidance provides direction on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We include interest and penalties related to federal and state income taxes, if any, as a component of Income tax expense in the accompanying unaudited condensed consolidated statements of operations.

We believe that we have appropriate support for the income tax positions taken and to be taken on our income tax returns and that our income tax receivable and accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter.  However, we have a $0.8 million reserve for prior years income taxes as a result of applying the guidance in FASB ASC Topic 740, “Income Taxes.”

7.     Earnings Per Common Share

The following table shows the information used in the calculation of basic and diluted earnings per common share (in thousands, except number of shares and per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Numerator — Basic and diluted:
Net income	$3,219	$19,907	$11,036	$35,211
Denominator:
Weighted average common shares outstanding — basic	68,435,550	68,318,162	68,422,738	68,308,921
Add: Stock options	74,058	26,288	130,117	26,513
Add: Stock grants	353,813	36,228	377,331	36,354
Weighted average common shares outstanding — diluted	68,863,421	68,380,678	68,930,186	68,371,788
Basic earning per common share:
Net income — basic	$0.05	$0.29	$0.16	$0.52
Diluted earning per common share:
Net income — diluted	$0.05	$0.29	$0.16	$0.51

The calculation of earnings per common share is based on the weighted-average number of our common shares outstanding during the applicable period. The calculation for diluted earnings per common share recognizes the effect of all dilutive potential common shares that were outstanding during the respective periods, unless their impact would be anti-dilutive. We use the treasury stock method to calculate the dilutive effect of stock options and other common stock equivalents (potentially dilutive shares). These potentially dilutive shares include stock options and stock grants.  We did not include stock options to purchase zero and 37,960 shares of common stock in our computation of diluted earnings per share in the three and nine months ending September 30, 2009, respectively, as the effect of including such options would be anti-dilutive.  For the 2008 periods presented above, we have not excluded any potentially dilutive shares from the calculation of diluted earnings per share.

8.     Commitments and Contingencies

Financing Commitments— Credit facility

On July 20, 2007, we entered into a revolving credit agreement with Wachovia Bank, NA, now owned by Wells Fargo Company.  Borrowings under the original credit agreement bore interest at a floating rate per annum equal to the one-month London Interbank Offered Rate (“LIBOR”) plus 2.0%. The original amount of the agreement was $50 million and all amounts payable under this credit agreement were originally due and payable on September 30, 2007. We have entered into several modification agreements with the lender to reduce the principal amount, change terms and extend the maturity.

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

Accrued interest is due and payable on a monthly basis, starting on November 30, 2008, and all principal is due and payable on April 30, 2010. Until the expiration date, we may borrow, repay and re-borrow amounts under the terms of the note as long as the total principal balance outstanding does not exceed $40 million. Additionally, in connection with the original credit agreement dated July 20, 2007, we granted Wachovia Bank a security interest in all of our personal property, as defined in the credit agreement. Since its inception through the date of this filing, we have not borrowed any amounts under the credit agreement.  As of September 30, 2009, we are in compliance with all of our line of credit covenants.

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

The related class action lawsuits filed in the United States District Court for the District of South Carolina Charleston Division were consolidated on June 10, 2008, under the caption ‘In Re Force Protection, Inc. Securities Litigations, Action No. 2:08-cv-845-CWH.’  On September 29, 2009 the court denied defendants’ motion to dismiss the plaintiffs’ consolidated complaint in the consolidated class actions, and the parties will proceed with discovery.

Certain Other Disputes

As previously reported, on June 26, 2009 a temporary independent contractor whose services we had terminated in 2007 filed a complaint against the Company in the United States District Court for the District of South Carolina, Charleston Division as Civil Action No. 2:09cv1708-DCN-BM, which alleges a violation under the employee protection provisions of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002, 18 U.S.C. §1514A. The former independent contractor alleges that we terminated his engagement in retaliation for his allegation of certain corporate governance, government contracting, accounting and other irregularities.

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

9.     Subsequent Events

Subsequent events have been considered through November 9, 2009.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains both historical and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (‘‘Securities Act’’), and Section 21E of the United States Securities Exchange Act of 1934, as amended (“Exchange Act”).  All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial position, results of operations, cash flows and business. We have identified some of these forward-looking statements with words like believe, may, will, should, expect, intend, plan, predict, anticipate, estimate or continue and other words and terms of similar meaning. These forward-looking statements include, among other things:

•                  statements regarding the growth of the United States and world market for blast- and ballistic-protected vehicles and our survivability products, services and solutions;

•                  statements regarding any changes in our cost of sales, our general and administrative expenses or our research and development expenses;

•                  statements regarding the effect on our financial statements of the adoption of new accounting standards;

•                  statements regarding the revenues that may be derived from, and the quantities of vehicles that may be purchased or ordered pursuant to, existing or possible future contracts or orders by various customers, including statements regarding the estimated value of those orders and contracts and statements about the amount of vehicles in and the value of our backlog;

•                  statements relating to the write-down of the Cheetah vehicle inventory and any potential sale or recovery of the remaining value of our Cheetah inventory;

•                  statements regarding our ability to stabilize our business to match our contract delivery order requirements, including the rebalancing of our work force to meet the demand for our vehicles;

•                  statements regarding the amount of capital we will require in the future and our expectations regarding our capital expenditures;

•                  statements regarding the risk of default on our accounts receivable and the ability of our customers to fund defense contracts and programs;

•                  statements regarding our plans for the use of our product development and production facilities; and

•                  statements regarding the rate at which we produce our vehicles, including orders for our Cougar and Buffalo vehicles and when we and Integrated Survivability Technologies Limited (“IST”) will produce Wolfhound vehicles, and the date as of which we will achieve any particular monthly production rate of these vehicles.

When used in this Quarterly Report on Form 10-Q, except as specifically noted otherwise, the term “Force Protection, Inc.” refers to Force Protection, Inc. only, and references  to the terms “Company,” “we,” “our,” “ours” and “us” refer to Force Protection, Inc. and its consolidated subsidiaries.

Our Business

Overview

Force Protection, Inc., together with its subsidiaries, is a provider of blast- and ballistic-protected products used to support armed forces and security personnel in harm’s way and related survivability services and solutions.  We design, manufacture, test, deliver and support our blast- and ballistic-protected products with the purpose to increase survivability of the users of the products.  Our specialty vehicles, which we believe are the forefront of blast- and ballistic-protected technology, are designed to protect their occupants from landmines, hostile fire, and improvised explosive devices (“IEDs”).  Our business is heavily influenced by the needs of the United States military for blast- and ballistic-protected wheeled vehicles, and the increasing needs for survivability services and solutions.  Our customers include all branches of the United States Department of Defense (“DoD”) and through foreign military sales of the DoD, military customers located in the United Kingdom, Iraq, Canada, Italy, and France, in addition to our direct sales to the United Kingdom Ministry of Defence and the Hungarian Ministry of Defense.

We are headquartered, and have leased manufacturing facilities, in Ladson, South Carolina.  We have office space in Sterling Heights, Michigan, Edgefield, South Carolina, North Charleston, South Carolina, Arlington, Virginia and Bristol, United Kingdom.  We conduct our blast range, research and development activities and customer training requirements at properties located in Edgefield, South Carolina, Summerville, South Carolina and Roxboro, North Carolina.  We also have a vehicle support facility in Kuwait.

Key Trends

We expect that certain key trends may affect our results of operations as compared to results reported through 2008. Some of these trends include:

•                  The  reduction of combat forces using our vehicles in Iraq will reduce the operational tempo placed on our fleet;

•                  Any increase in military forces deploying to Afghanistan will necessitate modifications to the vehicles and increased sustainment and maintenance requirements;

•                  Declining defense budgets may have an impact on planned future defense procurement needs; and

•                  Our current customers establishing long-term plans and visibility for their fleet of our vehicles.

The main uncertainty about our future operations is whether we will continue to receive additional orders or contracts for our vehicles and our survivability products, services and solutions.  Current orders for our Cougar variant vehicles will allow us to continue production through the fourth quarter of 2009 and for our Buffalo vehicles to extend production through the third quarter of 2010.

Substantially all of our income has previously come from our United States government contracts either as a prime contractor or as a subcontractor to another prime contractor to the United States government. However, approximately 28% of our current vehicle backlog relates to our subcontract with Integrated Survivability Technologies Limited to deliver base Wolfhound vehicles which will ultimately be delivered to the United Kingdom Ministry of Defence.  We received and fulfilled a large number of vehicle orders from the United States military under its Mine Resistant Ambush Protected (“MRAP”) program, which accounted for substantially all of the increase in our net sales during the year ended December 31, 2008. These orders have resulted, in significant part, from the particular combat situations encountered by the United States military in Iraq and Afghanistan, especially the use of improvised explosive devices, or IEDs, and explosively formed projectiles, or EFPs, by enemy combatants. We cannot be certain, therefore, to what degree the United States military or other foreign governments will continue placing orders, and these orders may decrease significantly or cease. The loss or significant reduction in government funding of a large program in which we participate could also result in a material decrease to our future sales, earnings and cash flows.

We have identified material weaknesses in our internal control over financial reporting and have concluded that our disclosure controls were not effective as of September 30, 2009.  Although we have taken steps to correct our material weaknesses, we may still be subject to risks. If we are unsuccessful in implementing or following our remediation plan, or fail to update our internal control over financial reporting as our business evolves, we may be unable to report financial information timely and accurately or to maintain effective internal controls and procedures. There can be no assurance that, as a result of these remediation efforts or otherwise, we will not identify other inaccuracies in either our previous or future financial statements that will require amendments and restatements to those financial statements, which could have a material adverse effect on us and the price of our common stock.

During 2008 and the first nine months of 2009, we sought to stabilize our business to match our contract delivery order requirements. We recognize that our business is changing, and in response, we are attempting to rebalance our workforce and manufacturing capacity. We may incur costs as a result of our efforts to recalibrate our business to meet the needs of our customers.  We have made, and continue to make, improvements in our accounting and financial systems in order to accommodate our current and projected production levels and to support our government compliance requirements.  We are continuing to improve our administrative, operating, managerial, accounting and financial systems to accommodate our current and projected production levels.

Results of Operations

The following discussion and analysis is based on our unaudited condensed consolidated statements of operations, which reflect our results of operations for the three- and nine-month periods ended September 30, 2009 and 2008 as prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Comparison of Results of Operations for the Three and Nine months Ended September 30, 2009 and 2008

The following table presents our results of operations for the three- and nine-month periods ended September 30, 2009 and 2008 as well as the percentage change from year to year.

	For the three months ended September 30,			For the nine months ended September 30,
			Percentage			Percentage
(in thousands)	2009	2008	Change	2009	2008	Change
Net sales	$316,164	$343,309	-8%	$688,014	$1,087,273	-37%
Cost of sales	289,628	279,532	4%	598,863	947,814	-37%
Gross profit	26,536	63,777	-58%	89,151	139,459	-36%
General and administrative expenses	19,196	27,817	-31%	60,219	73,967	-19%
Research and development expenses	4,239	4,306	-2%	13,736	10,205	35%
Operating income	3,101	31,654	-90%	15,196	55,287	-73%
Other income, net	252	440	-43%	57	1,411	-96%
Interest expense, net	(46)	(2)	2200%	(79)	(225)	-65%
Income before income tax expense	3,307	32,092	-90%	15,174	56,473	-73%
Income tax expense	(88)	(12,185)	-99%	(4,138)	(21,262)	-81%
Net income	$3,219	$19,907	-84%	$11,036	$35,211	-69%

Units sold

The following table presents our vehicle shipments for the three- and nine-month periods ended September 30, 2009 and 2008 as well as the percentage change from year to year.

	For the three months ended September 30,				For the nine months ended September 30,
				Percentage				Percentage
(units sold)	2009	2008		Change	2009	2008		Change
Buffalo	51	22		132%	80	71		13%
Cougar (all variants)	59	422	*	-86%	203	1,737	*	-88%
Cheetah	—	—		n/m	5	—		n/m
Total units sold	110	444		-75%	288	1,808		-84%

n/m—not meaningful

* Includes 140 and 861 vehicles produced by GDLS for the three and nine months ended September 30, 2008, respectively. This balance excludes 53 and 80 Iraqi Light Armored Vehicles (“ILAV”) for the three and nine months ended September 30, 2008, respectively, for which we act as a subcontractor to primarily provide labor only for a portion of the production of the vehicles.

The decrease in vehicles sold for the three- and nine-month comparative periods is primarily due to the completion of the sole source and competitive contracts awarded to us under the MRAP program during 2008.

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

	For the three months ended September 30,					For the nine months ended September 30,
					Percentage					Percentage
(in thousands)	2009		2008		Change	2009		2008		Change
Buffalo	$51,252		$15,612		228%	$80,682		$49,272		64%
Cougar (all variants)	34,911	*	255,508	*	-86%	108,891	*	882,534	*	-88%
Cheetah	—		—		n/m	3,362		—		n/m
Spare parts and logistics	230,001		72,189		219%	495,079		155,467		218%
	$316,164		$343,309		-8%	$688,014		$1,087,273		-37%

n/m—not meaningful

* Excludes revenue from the ILAV for which we act as a subcontractor to primarily provide labor only for a portion of the production of the Cougar (all variants) and related spare parts and logistics revenue. As a result, we have recorded $0.0 million and $0.4 million and $4.0 million and $10.1 million from Cougar (all variants) to spare parts and logistics revenue for the three and nine months ended September 30, 2009 and September 30, 2008, respectively.

Cost of sales and Gross profit

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2009	2008	2009	2008
Cost of sales	$289,628	$279,532	$598,863	$947,814
Gross profit	$26,536	$63,777	$89,151	$139,459
Gross profit percentage of net sales	8.4%	18.6%	13.0%	12.8%

The gross profit percentage decreased for the three months ended September 30, 2009, over the comparable 2008 period, primarily due to the $19.3 million Cheetah charge ($18.2 million of inventory and $1.1 million of other associated costs), a price increase on Cougar MRAP vehicles delivered in 2008, manufacturing costs associated with fewer vehicles produced, and increased severance costs related to our 2009 cost reduction initiative.  The gross profit percentage slightly increased for the nine months ended September 30, 2009, over the comparable 2008 period. The increase was primarily due to the absence of GDLS sales in 2009 and a price increase on Cougar MRAP vehicles delivered in 2008, partially offset by the $19.3 million of Cheetah expenses ($18.2 million of inventory and $1.1 million of other associated costs) and manufacturing costs associated with fewer vehicles produced.  During the three and nine months ended September 30, 2008, we recognized minimal gross profit on $106.9 million and $446.6 million, respectively, of vehicles sold that were produced by GDLS. There were no vehicles produced by GDLS under the MRAP Subcontract during the three and nine months ended September 30, 2009.

General and administrative expenses

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
General and administrative expenses	$19,196	$27,817	$60,219	$73,967
As a percentage of net sales	6.1%	8.1%	8.8%	6.8%

General and administrative expenses decreased $8.6 million and $13.7 million for the three and nine months ended September 30, 2009, respectively, from the comparable 2008 periods.  The $8.6 million decrease for the three months ended September 30, 2009 from the comparative 2008 period is primarily due to the decrease in legal, accounting and other service fees, partially offset by an increase in advertising and marketing costs.  The $13.7 million decrease for the nine months ended September 30, 2009 from the comparative 2008 period is primarily due to the $4.9 million impairment charge for certain Roxboro, North Carolina assets and the $1.5 million contribution to the Medical University of South Carolina Foundation for brain trauma research, which both occurred in the first quarter of 2008, and the decrease in legal, accounting and other service costs, which occurred during the first nine months of 2009.  These decreases were partially offset by $3.2 million of 2006 re-audit costs during the first quarter of 2009 and the $0.7 million impairment charge for certain custom machines that both were incurred in the second quarter of 2009.

Research and development expenses

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Research and development expenses	$4,239	$4,306	$13,736	$10,205
As a percentage of net sales	1.3%	1.3%	2.0%	0.9%

Research and development expenses were relatively flat in the three months and increased $3.5 million in the nine months ended September 30, 2009, respectively, over the comparable periods in 2008.  The increase for the nine-month comparative period ended September 30, 2009 was primarily due to an increased level of expenditures on the Cheetah, Ocelot and other prototypes.

Other income, net

Other income decreased in the three and nine months ended September 30, 2009, as compared to the 2008 periods, due to lower interest income as a result of decreased interest rates coupled with a $0.2 million gain and a $0.3 million loss on our IST joint venture in the three and nine months ended September 30, 2009, respectively.  See Note 1, Organization and Description of the Business, in the accompanying unaudited condensed consolidated financial statements.

Interest expense, net

Interest expense was relatively flat for the three and nine months ended September 30, 2009, as compared to the 2008 periods.

Income tax expense

The effective income tax expense percentages for the three and nine months ended September 30, 2009 were approximately 2.7% and 27.3%, respectively, compared to the effective income tax expense of approximately 38% for each of the comparable 2008 periods.  See Note 6, Income Taxes, in the accompanying unaudited condensed consolidated financial statements.

Net income

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share)	2009	2008	2009	2008
Net income	$3,219	$19,907	$11,036	$35,211
Diluted earnings per share	$0.05	$0.29	$0.16	$0.51

Net income for the three and nine months ended September 30, 2009 decreased over the comparable 2008 periods primarily due to a decrease in our revenue and the $19.3 million Cheetah charge that we incurred during the third quarter of 2009 relating to the write-down of inventory ($18.2 million) and associated costs ($1.1 million).

Backlog

The following table sets forth the number of vehicles included in our backlog as of September 30, 2009 and 2008.  The backlog shown in the following table is “funded” backlog, meaning that it reflects vehicles for which we have received orders and for which funding has been appropriated and authorized for expenditure by the applicable customer. We cannot assure you that we will deliver or sell all of the vehicles included in our backlog. See Part I, Item 1A, Risk Factors, included in our Annual Report on Form 10-K for the year ended December 31, 2008.

	Vehicle Funded Backlog as of September 30,
	2009	2008
Buffalo	99	7
Cougar MRAP (Competitive)*	—	116
Mastiff	—	73
Ridgback	—	136
Wolfhound	42	—
Cougar (all other variants)	10	3
Total	151	335

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

Sources and Uses of Cash

Our primary sources of funding are cash flows from operations. Our funds were used primarily to fund working capital requirements and make capital expenditures. The following chart shows the cash flows provided by or used in operating, investing, and financing activities for the nine months ended September 30, 2009 and 2008:

	For the nine months ended September 30,
(in thousands)	2009	2008
Net cash provided by (used in) operating activities	$21,924	$(1,339)
Net cash used in investing activities	(20,885)	(10,041)
Net cash used in financing activities	(91)	(219)
Increase (decrease) in cash and cash equivalents	$948	$(11,599)

As of September 30, 2009, we had $111.9 million of cash and cash equivalents, a slight increase from $111.0 million as of December 31, 2008, and an increase from $79.4 million at September 30, 2008.

Cash Flows from Operating Activities

Cash provided by operating activities increased by $23.3 million during the first nine months of 2009 compared with the first nine months of 2008.

Below are the significant changes in working capital for the first nine months of 2009:

Increases to Cash Flows from Operating Activities:

Working capital liabilities:

(1)          an increase in accounts payable of $90.9 million primarily resulting from increased inventory and the timing of purchases and related payments; and

(2)          an increase in advance payments on contracts of $35.8 million primarily resulting from customer advances received on contracts for ISS kits and Wolfhound vehicles.

Decreases to Cash Flows from Operating Activities:

Working capital assets:

(1)          an increase in accounts receivable of $78.5 million resulting primarily from (a) the increase in our earned and unbilled accounts receivable balance during the first nine months of 2009, (b) the timing of sales (a higher portion of third quarter 2009 shipments were made near the end of the period in comparison to the fourth quarter of 2008) and (c) higher net sales in the third quarter of 2009 as compared to fourth quarter 2008;

(2)          a net increase in inventories of $45.1 million resulting primarily from the purchase of raw materials to be used in the production of Independent Suspension System kits and finished goods inventory for the Wolfhound tactical support vehicle;

(3)          an increase in advances to subcontractor of $5.2 million resulting from the advance payments for the  Independent Suspension System (“ISS”) kits; and

(4)          an increase in prepaid income taxes of $4.6 million resulting from a federal income tax payment made during the first nine months of 2009.

Working capital liabilities:

(1)          a decrease in the amount due to the United States government of $5.3 million, primarily due to a $28.6 million payment during the third quarter of 2009, partially offset by increased definitization reserve requirements for vehicles sold under the DoD’s foreign military sales contracts and MRAP-related spare parts sales; and

(2)          a decrease in other current liabilities of $6.7 million primarily resulting from a decrease in income taxes payable, warranty reserve  and royalty accural.

Cash Flows from Investing Activities

Cash used in investing activities increased by $10.8 million during the first nine months of 2009 compared with the first nine months of 2008 due to a $10.0 million investment in marketable securities consisting of held-to-maturity (180-day) treasury bills and a $2.1 million investment in IST, our joint venture with NP Aerospace (“NPA”), partially offset by reduced capital expenditures.

Cash Flows from Financing Activities

Cash used in financing activities was relatively flat during the first nine months of 2009 compared with the first nine months of 2008 due to minimal stock option exercises and a minimal change in other long-term liabilities.

Current Liquidity and Capital Resources

Our cash and cash equivalents as of September 30, 2009 were held for working capital purposes and were invested primarily in short-term United States Treasury bills and money market funds.  Our marketable securities balance as of September 30, 2009 consisted of a 180-day investment in United States Treasury bills and was classified as held-to-maturity.  We do not enter into investments for trading or speculative purposes.

During 2008, we expended approximately $16.3 million to complete the expansion of our manufacturing capability and capacity and to upgrade our information technology infrastructure.  We have not had any significant capital expenditures for manufacturing to date during 2009 and we do not expect any significant expenditures in the remainder of 2009.  During the first nine months of 2009, capital expenditures was $8.7 million, mostly due to upgrades of our information technology infrastructure as well as leasehold improvements.

The amount of capital that we will require depends on several factors, including without limitation, the extent and timing of sales of our products, performance-based payments, inventory costs, costs of raw materials and components, labor costs, costs of improving our financial and accounting systems, the timing and costs associated with the expansion of our manufacturing, development, engineering and customer support capabilities, the timing and cost of our product development and enhancement activities and our operating results. We currently estimate that the cash flow will be sufficient to meet our presently budgeted capital expenditures and our other presently anticipated cash needs for the year ending December 31, 2009.  In addition, we have available to us a $40 million line of credit, which expires on April 30, 2010. After that time, we expect that we may need to obtain additional sources of capital, which may include borrowings or the issuance of debt or equity securities, including common stock, and there can be no assurance that such financing will be available to us when we need it or, if available, that the terms of any such financing will be satisfactory to us and not dilutive to our shareholders. Any failure to obtain necessary capital as and when required could have a material adverse effect on our business, prospects, financial position, results of operations and cash flows.

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

As of September 30, 2009, we did not have any obligation under certain guarantees or contracts as defined above.

As of September 30, 2009, we did not have any retained or contingent interest in assets as defined above.

As of September 30, 2009, we did not hold derivative financial instruments, as defined by FASB Accounting Standards Codification Topic 815, “Derivatives and Hedging.”

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2009 and December 31, 2008, we were not involved in any unconsolidated SPE transactions.

Contractual Obligations

We have future obligations under various contracts relating to debt and interest payments, operating leases, and purchase obligations.  During the nine months ended September 30, 2009, there were no significant changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2008, except that our purchase obligations increased to $172.6 million as of September 30, 2009, from $117.5 million as of December 31, 2008.  The increase in purchase obligations as of September 30, 2009 was primarily due to purchase orders for approximately $124.0 million related to orders for the Independent Suspension Systems kits.

Critical Accounting Policies and Estimates

For the quarterly period ended September 30, 2009, there were no significant changes in critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 26, 2009.

New Accounting Pronouncements

For the quarterly period ended September 30, 2009, there were no new accounting pronouncements that we anticipate would have a material effect on our consolidated financial position, results of operations and cash flows since those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 26, 2009.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended September 30, 2009, members of our management, at the direction (and with the participation) of our chief executive officer and chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), as of September 30, 2009. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2009, because of the material weaknesses in our internal control over financial reporting identified and discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 26, 2009.

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

Based on our assessment and the criteria discussed above, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) were not effective as of September 30, 2009 as a result of the following material weaknesses:

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

Remediation of Remaining Material Weaknesses

As previously disclosed under “Item 9A—Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, we concluded that our internal control over financial reporting was not effective based on the material weaknesses identified.  During the first nine months of 2009, we continued our ongoing effort to remediate the two material weaknesses that existed as of December 31, 2008.

Although there were no significant changes in our internal control over financial reporting during the first nine months of 2009, we have engaged in, and continue to engage in, substantial efforts to improve our internal control over financial reporting and disclosure controls and procedures related to our financial statements and disclosures. These efforts include the following: strengthening the processes and controls over sales order maintenance and invoicing, timeliness of reconciliations, and monitoring of revenue, accounts receivable and related reserves. This is accomplished with the addition of professional staff with the skills and experience needed for a public company of our size and complexity.

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

The related class action lawsuits filed in the United States District Court for the District of South Carolina Charleston Division were consolidated on June 10, 2008, under the caption ‘In Re Force Protection, Inc. Securities Litigations, Action No. 2:08-cv-845-CWH.’  On September 29, 2009 the court denied defendants’ motion to dismiss the plaintiffs’ consolidated complaint in the consolidated class actions, and the parties will proceed with discovery.

Certain Other Disputes

As previously reported, on June 26, 2009 a temporary independent contractor whose services we had terminated in 2007 filed a complaint against the Company in the United States District Court for the District of South Carolina, Charleston Division as Civil Action No. 2:09cv1708-DCN-BM, which alleges a violation under the employee protection provisions of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002, 18 U.S.C. §1514A. The former independent contractor alleges that we terminated his engagement in retaliation for his allegation of certain corporate governance, government contracting, accounting and other irregularities.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed below, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 26, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and as described below are not the only risks facing Force Protection. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results or cash flows.

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

We are currently a party to a joint venture arrangement with NPA, subcontract arrangements with GDLS and BAE Land Systems for the award and production of our vehicles, and a subcontract with Oshkosh for upgrades of our vehicles.  We may also enter into additional joint ventures or similar subcontract arrangements in the future, and some of our partners and subcontractors are our competitors.  Pursuant to the terms of IST, our joint venture with NPA, we share control over significant decisions with our joint venture partner.  For example, in connection with the contract awarded to IST, NPA, our joint partner, and other United Kingdom subcontractors will perform services and or supply goods for the completion of the Wolfhound, including but not limited to program management, system engineering design, integration, armor supply and commissioning and installing armor equipment.  Because we have shared control over our joint ventures, we may not be able to require our partners to take actions that we believe are necessary to implement our business strategy. Accordingly, this limited control could have a material adverse effect on our financial results.

Under our joint venture agreement with NPA, we may be jointly and severally liable to customers for the performance of the entire contract and any non-performance by our subcontractors on the project is our responsibility to the customer.  If our partner or subcontractor in such arrangement fails to fulfill its obligations, we could be responsible to the customer and would have to rely on our ability to obtain reimbursement from our  partner or subcontractor for our costs, over and above any reimbursement which may be due from the customer. Obtaining such reimbursement could require us to engage in litigation and could take a substantial amount of time and could require us to expend significant resources. If our partner or subcontractor becomes insolvent or ceases operations, we might not be able to obtain reimbursement.  We also face risks through our equity method investment in IST, which we do not control.

We have started the manufacture and production of certain of our products for which we have no orders. If we do not receive orders for those products, we may incur losses and be required to write-off significant amounts.

At times, if we believe that there is a probability of selling certain of our vehicles or products, we may commence the manufacture and production of such items without orders.  We have in the past, and may do so in the future, commence the manufacture and production of our vehicles and products, and incur expenses for components, raw materials, and other expenses without any orders from customers to purchase the vehicles and products we manufacture.  We may experience difficulties, expenses and delays in starting up production for these vehicles if we have no prior experience in manufacturing such vehicles and products in commercial quantities and it may take a substantial period of time for us and our employees to achieve requisite efficiencies in producing such vehicles or products.  In the event that we do not receive orders for these vehicles or products, we may have excess inventory and incur losses, and, as a result, our business, financial position, results of operations, or cash flows may be affected.

In anticipation of receiving orders from TACOM pursuant to the M-ATV competition, we began to procure materials and fabricate parts for the manufacture of approximately 50 Cheetah vehicles.  On June 30, 2009, we were informed by TACOM that our Cheetah vehicle was not selected for the M-ATV competition.  We incurred expenses for components, materials, and other expenses related to the procurement, fabrication and initial production of approximately 50 Cheetah vehicles without any orders to purchase these vehicles.  In the third quarter of 2009, we wrote-down $18.2 million of Cheetah vehicles in inventory to reflect our estimate of the current market value of this inventory.  We also incurred other associated costs related to the Cheetah vehicles submitted for the M-ATV competition of approximately $1.1 million.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth purchases of our common stock for the three months ended September 30, 2009:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 1, 2009 - September 30, 2009	485	$5.46	—	—

Pursuant to an employment agreement dated March 16, 2009 between Force Protection, Inc. and James Grazioplene, Executive Vice President, Total Life Cycle Support, Mr. Grazioplene was granted 6,369 shares of our common stock, vesting in four equal installments commencing on May 4, 2009 and ending on December 31, 2009.  Accordingly, on September 30, 2009, 1,592 shares vested.  In order to comply with his minimum statutory federal and state tax withholding taxes plus Medicare, Mr. Grazioplene surrendered 485 of his vested shares to Force Protection, Inc. to satisfy his withholding obligations.

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

NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger, filed as Exhibit 2.1 to the Company’s Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.

3.1	Restated Articles of Incorporation, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-K filed May 11, 2009, is hereby incorporated by reference.

3.2	Certificate of Amendment to Articles of Incorporation, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 26, 2008, is hereby incorporated by reference.

3.3	Certificate of Correction to Restated Articles of Incorporation, filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed May 11, 2009, is hereby incorporated by reference.

3.4	Second Amended and Restated By-Laws of Force Protection, Inc., filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 26, 2008, is hereby incorporated by reference.

10.1	Amendment of Solicitation/Modification of Contract under Contract No. M67854-07-D-5031 with the United States Marine Corps Systems Command, dated July 1, 2009. † *

10.2	Amendment of Solicitation/Modification of Contract under Contract No. M67854-07-D-5031 with the United States Marine Corps Systems Command, dated July 21, 2009. † *

10.3	Amendment of Solicitation/Modification of Contract under Contract No. W56HZV-08-C-0028 with the U.S. Army Contracting Command, dated July 24, 2009. † *

10.4

Third Amendment to Lease dated as of July 27, 2009 by and among Aerospace/Defense, Inc., Force Protection Industries, Inc. and Force Protection, Inc., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 29, 2009, is hereby incorporated by reference.

NUMBER	DESCRIPTION

10.5

Amendment No. 2 dated as of September 21, 2009 to the Employment Agreement entered into as of March 19, 2008, by and between Force Protection, Inc. and Michael Moody filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 24, 2009, is hereby incorporated by reference. **

10.6	Amendment of Solicitation/Modification of Contract under Contract No. W56HV-08-C-0028 with the U.S. Army Contracting Command, dated September 25, 2009. † *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

(Exhibits marked with a (†) are filed electronically herewith.)

(Exhibits marked with one asterisk (*) have portions of the exhibit omitted pursuant to a confidential treatment request. This information has been filed or will be filed separately with the Securities and Exchange Commission.)

(Exhibits marked with an asterisk (**) are a management contract or compensatory plan required to be filed as an Exhibit to this Quarterly Report on Form 10-Q.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORCE PROTECTION, INC. (Registrant)

Date: November 9, 2009	By:	/s/ MICHAEL MOODY
		Name:	Michael Moody
		Title:	President and Chief Executive Officer (principal executive officer)

Date: November 9, 2009	By:	/s/ CHARLES MATHIS
		Name:	Charles Mathis
		Title:	Chief Financial Officer (principal financial and accounting officer)