Form 10-K
period 2009-12-31
FORCE PROTECTION INC
filed 2010-03-08
CIK 1032863

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2009, computed by reference to the closing price for such stock on the Nasdaq Capital Market on such date, was approximately $610,160,000.

         The number of shares outstanding of the registrant's common stock as of February 26, 2010 was 70,201,371 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement relating to its 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

PART I

ITEM 1.    BUSINESS

The Company

  General

        Force Protection, Inc. provides survivability solutions to support the armed forces of the United States and its allies which are in harm's way. We design, manufacture, test, deliver and support our blast- and ballistic-protected products to increase the survivability of the users of our products. Currently, we only have one segment of operations, our survivability solutions. Our specialty vehicles, which we believe are at the forefront of blast- and ballistic-protected technology, are designed to protect their occupants from landmines, hostile fire, and improvised explosive devices, referred to as IEDs. In addition, we develop, manufacture, test, deliver and support products and services aimed at further enhancing the survivability of our users against additional threats. Capitalizing on our strengths in survivability solutions, we are moving ahead to enhance the protection level of our armor kits as well as developing additional products to protect against rocket-propelled grenades and under body armor kits to mitigate blast effects on other military vehicles. We are a key provider of the U.S. military's Mine Resistant Ambush Protected ("MRAP") vehicle program and have sold and delivered over 3,000 vehicles under this program. We also provide our Cougar and Buffalo mine-protected vehicles to several foreign customers, including the U.K. Ministry of Defence, who has purchased three variants of our Cougar vehicle. Across all vehicle programs we have sold approximately 4,500 vehicles since 2005. We also provide long-term life cycle support services of our vehicles that involve development of technical data packages, supply of spares, field and depot maintenance activities, assignment of highly-skilled field service representatives, and advanced off-road driver and maintenance training programs. Our services are based on establishing and maintaining long-term relationships with the U.S. government and foreign military users.

  Company History

        We were organized under the laws of the State of Colorado in November 1996 as Boulder Capital Opportunities III, Inc. In June 2002, we acquired a 90% interest in Technical Solutions Group, Inc., a Nevada corporation founded in 1997 as a development stage manufacturer of blast- and ballistic-protected vehicles based in Charleston, South Carolina. We subsequently increased our ownership interest in Technical Solutions Group, Inc. to 100%.

        In September 2003, we changed our name to "Force Protection, Inc." to reflect our primary focus on designing and manufacturing protected and armored vehicles. On October 15, 2003, we moved our headquarters to our current location in Ladson, South Carolina. In January 2005, we reincorporated from the State of Colorado to the State of Nevada. We became listed on the Nasdaq Capital Market in January 2007.

        In 2009, we formed Integrated Survivability Technologies Limited, an England and Wales company, referred to as IST, a joint venture between Force Protection Europe Limited (formerly Force Protection Advanced Solutions Limited), a subsidiary of Force Protection Industries, Inc., and NP Aerospace Limited, a subsidiary of The Morgan Crucible Company plc. Pursuant to the terms of the joint venture, IST acts as the prime contractor for vehicles and related total life cycle support awarded by the U.K. Ministry of Defence to ensure that this customer has a single point of contact for its current and future Force Protection fleet of vehicles. We account for this joint venture as an equity-method investment. In September 2009, we formed Force Protection Australasia Pty Ltd, an Australian company to pursue market opportunities in Australia and Asia. Force Protection Australasia is a wholly owned subsidiary of Force Protection Europe Limited.

        We are focused on enhancing the market presence of Force Protection Europe Limited and leveraging its brand strength in the United Kingdom and Europe. Through Force Protection Europe Limited, we have developed a new vehicle platform with Ricardo UK Limited, the Ocelot. The Ocelot has been submitted by Force Protection Europe Limited to the U.K. Ministry of Defence for the Light Protected Patrol Vehicle, or LPPV, competition. The Ocelot also has been proposed to the Australian government for the Protected Mobility Vehicle-Light program.

Our Products

        All of our products are aimed at providing the highest level of possible protection to personnel operating in areas posing threats of blast- or ballistic-attack. Since the early stages of Operation Iraqi Freedom and Operation Enduring Freedom, the U.S. and coalition militaries have sought a wheeled vehicle approach that balances three potentially competing operational or mission dynamics: (1) protection, which refers to the level of crew survivability against blast- and ballistic-attack, (2) payload, which refers to the load that the vehicles can carry on board the platform, measured in units, such as crew members and cargo, and (3) performance, which refers to a vehicle's mobility, sustainability, ability to provide technological solutions to mission requirements, and its suitability for transportation in existing military aircraft and ships.

        We currently offer four vehicle platforms aimed at fulfilling different operational or mission requirements: the Buffalo, Cougar, Cheetah and Ocelot.

        The Buffalo.    The Buffalo Mine Protected Clearance Vehicle is our largest vehicle. It is utilized as the centerpiece for route clearance operations. The Buffalo is a blast-resistant and ballistic-protected vehicle designed to keep the explosive ordnance disposal crew safe during route clearance missions. The protection and capabilities built into the Buffalo provide the crew the ability to unearth and interrogate mines and IEDs without dismount and provide for improved survivability en route to completing their mission. The Buffalo is used by the U.S., Canadian, Italian, French and the United Kingdom militaries. The Buffalo A2 variant has been designated a Program of Record for the U.S. Military and is currently undergoing a series of milestone reviews under the direction of the U.S. Army Program Manager.

        The Cougar.    The Cougar is a family of medium-sized blast- and ballistic-protected vehicles that are supplied in 4-wheeled and 6-wheeled variants and in a variety of configurations for the wide range of missions performed by our customers. The operational applications of the Cougar include troop transport, command and control, route reconnaissance, convoy escort, and casualty evacuation capabilities. In addition to the U.S. military, several variants of Cougars are in use by the Canadian Armed Forces, the Hungarian Ministry of Defense, the Italian military, the U.K. Ministry of Defence and the Iraqi National Army. We believe that the Cougar may be designated by the U.S. Marine Corps Systems Command as a Program of Record. We are developing, in partnership with our U.S. and international users, long-term life cycle plans for our fielded fleet of vehicles.

The Cougar variants:

          The Cougar Mastiff and Ridgback.    The Cougar Mastiff and Ridgback vehicles are part of the Cougar family of vehicles being used by the U.K. Ministry of Defence through the U.S. Department of Defense Foreign Military Sales program. The Cougar Mastiff is a 6-wheeled vehicle with base protection similar to all Cougars and is integrated with additional interior and exterior armor as well as a mission integration package in the United Kingdom. The Cougar Ridgback is a smaller vehicle similar to the Cougar Mastiff that operates where mission conditions require the 4-wheeled platform. Similar to the Mastiff, the final integration occurs in the United Kingdom where it receives additional armor and a mission integration package.

          The Cougar Wolfhound Tactical Support Vehicle.     The Cougar Wolfhound Tactical Support Vehicle, or TSV, was a new configuration in 2009 delivered to the U.K. Ministry of Defence and is a 6-wheeled vehicle based on the Cougar Mastiff design with a load bed incorporated into the rear of the vehicle to carry North Atlantic Treaty Organization, referred to as NATO, standard pallets or any other cargo. This load bed design feature allows the Cougar Wolfhound TSV to be easily reconfigured for multiple missions.

          Cougar Iraqi Light Armored Vehicle.     The Cougar Iraqi Light Armored Vehicle, or ILAV, is a 4-wheeled blast- and ballistic- protected vehicle.

        The Cheetah.    The Cheetah is a lighter weight 4-wheeled blast- and ballistic-protected vehicle. The Cheetah provides mobility performance levels similar to that of a lightweight vehicle, while providing protection levels similar to that of our heavier Cougar fleet and payload levels substantially higher than that of the wheeled vehicle fleet currently available to the military. The base Cheetah platform was used to develop the MRAP All Terrain Vehicle, or M-ATV. The M-ATV variant Cheetah was not selected for follow-on production by the U.S. military, but is now being offered to international customers with certain modifications.

        The Ocelot.    Building on our successful experience of supplying highly-protected, blast-resistant vehicles, we are working in cooperation with Ricardo UK Limited of the United Kingdom to develop a more lightweight and modular vehicle with MRAP-like survivability qualities. The Ocelot's compact size is optimized for deployment. Its power to weight ratio and high performance suspension provide exceptional mobility both on and off-road. A unique modular design accommodates various mission configurations and can be supported with a smaller logistics footprint and lower life cycle cost of ownership.

        Modernization.    In 2009, the Cougar was upgraded with an independent suspension system, or ISS, providing it with off-road capability to deal with more rugged terrain encountered by our customers. This modernization effort consisted of the supply and installation of ISS on most of the U.S. Department of Defense's Cougar fleet for deployment to Afghanistan, which will continue in 2010. We continue to work with our customers on additional modernization upgrades of our vehicles for continued service.

        Armor Kits.    We offer external armor kits, which provide protection from explosively formed projectiles. These armor kits have been tested and validated through the U.S. Army Aberdeen test center. These armor kits can be readily installed and removed in the field allowing users to "scale" protection levels in response to likely enemy threats. As a result of its modularity, the armor kits can also be retrofitted to our previously deployed vehicles as well as to wheeled vehicles manufactured by other companies.

        During 2009, we developed and validated at the U.S. Army Aberdeen test center a lighter weight, lower cost armor kit. Current research and development efforts are focused on enhancing protection levels of our armor kits as well as developing additional products to protect against rocket-propelled grenades and underbody armor kits that mitigate blast effects on other military vehicles.

Our Services

        We provide spares and sustainment services for our vehicles that involve development of technical data packages, supply of spares, field and depot maintenance activities, assignment of highly-skilled field service representatives to units that are equipped with our vehicles, and advanced off-road driver and maintenance training programs.

        Our services emphasize an early focus on ensuring that our vehicles are designed up front as a "total life cycle package" with a long-term logistics commitment that involves spare parts, technical publications and a portfolio of field services such as technical representatives, field mechanics, and operator and maintenance training. We deliver and manage the fundamental elements of logistics throughout our platform life cycles. We have established a systems approach that places equal emphasis on cost, schedule, performance, and on operational availability based on enabling supportability programs. We look to partner with customers to develop, produce, field, sustain, and recapitalize our vehicles. Our goals are to ensure that we provide effective, efficient, reliable, supportable, and maintainable systems, while minimizing total life cycle cost.

        We offer ongoing services in three areas: logistics engineering, acquisition logistics and operational logistics. Our upgrades and system improvements are designed to enhance ease of use as well as vehicle longevity.

  Expanded Services.

          Kuwait.     In 2009, we initiated installation of ISS on Cougars at the U.S. MRAP Support Facility in Kuwait. Alongside this operation we established a Vehicle Support Facility-Kuwait to provide the capability to perform light manufacturing operations on our fleet of vehicles to include upgrades, installation of new equipment, repair operations, modernization, and maintenance. Kuwait is a central location within the Central Command Theater and allows us to offer all of our customers the flexibility to conduct forward based modernization and maintenance operations, as opposed to returning the vehicles to their home nations. The MRAP Support Facility in Kuwait has been recently designated by the MRAP Joint Program Office as a long-term maintenance capability facility. As military forces in Iraq drawdown, MRAPs are transferred from Iraq to Afghanistan. These vehicles are first moved to Kuwait to be installed with independent suspension systems, restored to full mission capable maintenance posture, and retrofitted for enhanced capabilities.

          Afghanistan.     The Afghanistan bases are rapidly expanding to support the growing numbers of Marines and soldiers in-theater as part of the 30,000 troops' surge. MRAPs from all original equipment manufacturers, including residual Cougars already in-theater, will have ISS kits installed in 2010. The number of airbases and forward operating bases that require MRAP support is growing. The joint logistics concept is to establish a universal support structure in which field service representatives provide technical advice and repair all MRAPs. As a result, we are working to provide differentiating competencies for long-term total life cycle support on behalf of all military users.

          Training.     In May 2009, we opened our Operator and Maintenance New Equipment Training facility at Roxboro, North Carolina that features advanced off-road senior driver certification. This facility offers approximately 430,000 square feet of maintenance bays, classrooms and office space under one roof with more than 200 acres of land for off-road and tactical training opportunities.

        Logistics Data Services.    To proactively maintain large fleets of vehicles, military units must have accurate situational awareness of the health of that fleet. We now provide useful, near real-time reporting through our network of field service representatives located across theater. We have exclusive rights to a newly developed software capability that leverages data input from theater field service representatives in order to enable key operational readiness decisions and provide information about future upgrades. This allows senior military logisticians to be more effective. The software suite was successfully demonstrated for implementation in Afghanistan by our customer, the U.K. Ministry of Defence. It provides a 'real time' link between in-theater field service representatives, the customer, and our Company to improve fleet availability, spares, repairs, and overall equipment management.

        Field Service Representatives.    As of December 31, 2009, we had delivered support via a deployed base of approximately 350 field trainers and service representatives in the U.S and internationally. Our field service representatives are highly-skilled technical advisors that are sought after by U.S. Army, U.S. Marine Corps. and United Kingdom units. They provide an expanded set of technical skills to train, coach and teach military mechanics, as well as perform universal maintenance on all MRAPs. They also provide useful, real-time reporting from theater through channels to enable operational readiness. We have field service representatives deployed in Iraq, Afghanistan, Kuwait, the United Kingdom and other locations to provide customer support.

        Spare Parts.    We have established a supply chain for Buffalos and Cougars, including our fleets of vehicles with foreign militaries. As the U.S. Department of Defense transitions spare part responsibilities to the Defense Logistics Agency, we are looking to establish long-term contracts with the Defense Systems Command Columbus, known as DSCC, in order to remain a major spare parts provider for our vehicles.

  Industry Overview and Force Protection Market Opportunity

        General.    The global war on terrorism, especially in Iraq and Afghanistan, has confirmed that IEDs, landmines, explosively formed projectiles and rocket-propelled grenades pose a significant threat to allies and civilians. We believe the world market for blast- and ballistic-protected military vehicles and other survivability solutions will remain at high levels in the short-term. The 30,000 troop surge of forces in Afghanistan will take most of 2010 to achieve and additional MRAPs will be required to support operations. Landmines and IEDs have been used extensively by terrorists and insurgent groups in Iraq and other areas because of their highly effective nature and relatively low cost. In 2009, U.S. forces began drawing down from Iraq. The commitment of U.S. Forces in Afghanistan is uncertain beyond 2012. U.S. and international military departments are determining long-term roles for MRAPs. The future requirements for long-term life cycle logistics plans, as well as an important effort to reset and recapitalize vehicles that come out of theater are still to be determined. MRAPs can be placed into permanent military organizations for convoy security, route clearance, explosive ordnance disposal and casualty evacuation, or be placed into prepositioned storage roles for regional response, or be sold to foreign military customers.

  Business Development

        Annual revenues are dependent on the ability of our business development team to maximize new vehicle sales to the U.S. Government and coalition partners. Additionally, Total Life Cycle Support will be a major component of revenue totals. Domestically, the Buffalo program continues as a Program of Record, while the MRAP competitive contract is the main vehicle by which we support the MRAP needs of the U.S. Marine Corps.

        For the U.K. Ministry of Defence, the Cougar variants, Mastiff and Ridgback, have proven to be a mainstay for British troops in Afghanistan. Current plans call for the U.K. Ministry of Defence to field Wolfhound, a logistics version of the Cougar, in order to support the needs on the battle field. In addition to the U.K., we are working with other foreign governments, such as Hungary, Yemen, Poland, the United Arab Emirates, Colombia and Saudi Arabia to provide their defense forces with Cougar, Cougar variants and/ or Cheetah vehicles.

        As we look past our current inventory of tactical wheeled vehicles, we expect to soon field Ocelot, our newest and most technologically advanced blast-resistant vehicle. The Ocelot has been submitted as a contender in the U.K. LPPV program as well as in the Australian government's Protected Mobility Vehicle-Light program. The Ocelot incorporates a high degree of survivability and "modularity" as defining assets. This vehicle can re-shape the manner in which commanders employ their tactical wheeled assets as it is reconfigurable into three mission sets: Command and Control; Reconnaissance and General Utility.

        In our business development activities, we recognize the value of our Company's ability to provide not only superb tactical vehicles to the end user, but also a family of "on-board" sensor and weapons systems that satisfy the wide array of command, control and war-fighting functions needed by the warfighter in the field. Currently, we are in the development stages of an open architecture C4ISR (concept of Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance) system for all vehicles. Additionally, our vehicles can be equipped with the latest in manually operated and remote weapons stations.

  Research and Development

        We continually seek to improve our technological leadership position through internal research, product development, licensing, and acquisition of complementary technologies. We also seek to expand our research capabilities through ongoing education of our employees and investment in our testing facilities and instrumentation. We believe these investments in the knowledge of our employees, and the instrumentation to measure the effectiveness of various survivability solutions, will allow us to more rapidly develop and validate innovative new products that provide enhanced protection against evolving threats.

        We are committed to product development and expect to continue our investment in this area. We believe that the continual development or acquisition of innovative new products and service will be critical to our future success.

        For the years ended December 31, 2009, 2008 and 2007, we spent $20.1 million or 2.1% of net sales, $14.3 million or 1.1% of net sales, and $14.1 million or 1.6% of net sales, respectively, on research and development.

  Raw Material and Supplies

        We are dependent on the availability of materials, parts and sub-assemblies from our suppliers and subcontractors. The most important raw materials required for our products are armored steel, milled steel, major automotive components, and ballistic glass. Several of our major automotive components are procured or subcontracted on a sole-source, or limited source, basis with a number of domestic and non-U.S. companies. We have not experienced, and do not foresee, significant difficulties in obtaining the materials, components or supplies necessary for our business operations, although there is a potential for rapidly escalating steel, fuel and other raw material costs in fiscal 2010. Some suppliers may discontinue business due to tight credit conditions or the inability to either absorb cost increases or pass them on to their customers. We depend upon the ability of our suppliers and subcontractors to meet our specifications, standards and delivery schedules at anticipated costs. We maintain a qualification and performance surveillance system to control risks associated with such reliance on third parties, such as the failure of suppliers or subcontractors to meet their commitments.

        No material portion of our business is considered to be seasonal. Various factors could affect the distribution of our sales between accounting periods, including the timing of government awards, the availability of government funding, product deliveries and customer acceptance.

  Production

        We utilize proprietary technology to design and manufacture blast- and ballistic-protected vehicle passenger compartments that are designed to be capable of withstanding the explosive effects of most landmines, IEDs and other blast threats encountered in wars, insurgency and urban conflicts. We also use commercial automotive drive-trains and certain other components that can be repaired and maintained by traditional truck mechanics.

        Our production workforce includes skilled, certified welders, automotive mechanics, trained assemblers and painters and we maintain a staff of engineers to provide in-house engineering support and utilize various manufacturing approaches to increase efficiency and product quality. We also utilize partners and subcontractors to expand our capacity and capabilities to meet customer specifications, standards and delivery schedules.

Business Strategy

        Our business strategy is focused on increasing shareholder value by providing products and services that are responsive, innovative, high-quality and affordable. We intend to maintain and expand our current business as a key supplier of survivability solutions, including protected vehicles, total life cycle support and other services, to the U.S. Department of Defense, other U.S. government agencies, foreign governments, and domestic and international commercial customers. Our strategy is focused on growing balanced diverse revenues and earnings through organic growth, cost containment, and select business acquisitions, enabling us to grow the Company. Key objectives of the Company's business strategy include:

        Improved Performance on Contracts.    We believe that favorable performance on our existing contracts is the foundation for successfully meeting our objective of growing by expanding Force Protection's prime, subcontractor and supplier roles both domestically and internationally. We believe that a prerequisite for growing and winning new business is to satisfy our existing business with successful contract performance, including quality, schedule, cost, technical and other performance criteria. Therefore, we have reinforced our efforts to ensure superior contract performance to secure a reputation as a long-term competitive, agile, responsive, innovative, forward-leaning and insightful defense contractor which exceeds customer expectations.

        Capitalize on Our Current Business and Grow Sales Organically.    We intend to expand our prime and tier-two contractor roles in select business areas where we have expertise and competencies and we intend to focus on those protected vehicle and total life cycle support markets where we have or can acquire a strong market position over time. We also intend to partner with other prime contractors and platform original equipment manufacturers to compete for select new business opportunities. We expect to identify opportunities to capitalize on our current customer relationships and leverage our core competencies, including blast- and ballistic- survivability sciences, to expand the scope of our products, services and operations to existing and new customers. We also intend to expand our markets and customers by participating in and competing for new programs and opportunities internationally, particularly the United Kingdom, Canada, Australia, Europe, Middle-East, South America and Asia. We are pursuing universal service roles to sustain all MRAPs. We are also pursuing prime and tier-two roles to sustain Cougars and Buffalos for U.S. Department of Defense, Foreign Military Sales and international customers. We are developing in partnership with U.S. and international users, long-term life cycle plans to include vehicle recapitalization.

        Continuously Improve Our Cost Structure.    We intend to continue to improve efficiency and reduce our direct contract costs and overhead costs, including general and administrative costs. Effective management of labor, material, subcontractor and other direct costs is a primary element of favorable contract performance. We believe continuous cost improvement will enable us to increase our cost competitiveness, expand our operating margin and selectively invest in new product development and other business development activities to organically grow sales.

        Introduce New Products and Invest in Research and Development.    We intend to continue to align our internal investments in research and development, business development and capital expenditures to proactively address customer requirements and priorities with our products and services. We also intend to leverage our competencies around survivability science to provide products and services on any vehicle platform and we intend to grow our sales through the introduction of new products and services with a focus on internal investment, collaboration with industry partners and research institutions, licensing of technologies or strategic acquisitions.

        Diversify through Selected Acquisitions.    We intend to use our existing prime, subcontractor and supplier positions, which are leveraged by our internal research and development programs, to expand our product and service offerings to grow our sales by securing additional opportunities from our current and future customers. We expect to benefit from our position as a survivability solutions provider on select new contracts to expand into adjacent markets and to diversify our business mix in order to reduce our reliance on any single contract or market. Additionally, we expect to begin to supplement our organic sales growth by selectively acquiring businesses that add new products, services, technologies, programs or customers to our existing businesses, and provide attractive returns on investment.

Competitive Strengths and Positioning

        We are subject to significant competition from companies that market and manufacture armored vehicles, as well as other companies that supply spare parts and sustainment for armored vehicles. The companies we compete against include large, multinational vehicle, defense and aerospace firms such as U.S. Combat Systems, a division of BAE Systems Land & Armaments, L.P., Textron Inc., Navistar Defense LLC, a subsidiary of Navistar International Corporation, Oshkosh Corporation, Mantech Services (U.K.) Ltd., Science Applications International Corporation (SAIC), Raytheon Technical Services Company, General Dynamics Land Systems (GDLS) and VSE. Most of these competitors have considerably greater financial, marketing and technological resources than we do. Certain competitors operate fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources.

        We believe our competitive advantages include:

        Survivability Performance.    Our Buffalo and Cougar blast- and ballistic-protected vehicles have been deployed with the U.S. and allied forces in Iraq and Afghanistan since 2004. We believe our vehicles are the most survivable and sustainable wheeled vehicles on the battlefield. The advanced design and engineering incorporated into our vehicles increases the survivability rate of vehicle occupants in conflict with a hostile force. In addition, the structural integrity of the passenger compartment and our use of readily-available automotive parts help our vehicles to be quickly repaired and returned to duty after sustaining damage from an attack. As of January 2010, our field data indicates that almost all of our vehicles delivered since 2004 are still in operation and the U.S. military reports operational availability for those vehicles in excess of 90%. Users now require mobility as a fundamental complement to survivability that is equally important to the organic protection provided by a platform hull. As a result, we are partnering to install ISS on over 2,000 Cougars in order to significantly enhance off-road tactical mobility particularly suited for military operations in Afghanistan.

        Scalable Manufacturing Capabilities.    We have developed a process-driven, scalable manufacturing operation that enables us to design and build vehicles with increased efficiency. Together with key partner and subcontractor relationships, we are able to rapidly expand our production capabilities to meet customer demands. This approach enables us to expand production capacity without increasing our capital investment requirements.

        Sustainability.    Our Buffalo and Cougar vehicles are designed to be sustainable. Ease of maintenance and returnability to the fight are hallmarks of the design such that the vehicle can endure a blast event and be repaired quickly to be ready to use once again. Repairs are made using common tools with little need for any specialized tooling. On-board diagnostics aid the maintainer in making quick repairs. Our vehicles are designed and constructed using common parts and off-the-shelf products, to the maximum extent possible without compromising survivability, to promote availability of spare parts and ease of repair. Additionally, the parts and material selected for these vehicles have a proven history of reliability and availability over the vehicle life cycle. We continuously refine our support services for our customers' training, field support, and parts distribution needs.

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

        Anticipating and Responding to Customer Requirements.    As one of the first U.S.-based manufacturers of the current generation of blast- and ballistic-protected vehicles, we believe we are a leader in technological innovation in this industry. Our expertise enables us to produce a range of vehicles that serve a variety of missions, and are capable of withstanding increasingly violent attacks from a constantly evolving threat. Buffalo, Cougar, and Cougar variants (Mastiff and Ridgback) have proven to be the core of our existing fleet of vehicles. We are expanding our vehicle offerings in response to customer demand. Capitalizing on our success of rapidly delivering fielded solutions, we continue to reduce our development cycles in anticipation of customer needs.

        We have developed strong relationships with the U.S. Marine Corps, U.S. Army, and other U.S. military branches of service. Additionally, we have strong relationships with the U.K. Ministry of Defence as well as other foreign military allies and coalition partners. We believe that the strength of our customer base, coupled with the superior performance of our vehicles in the conflicts in Iraq and Afghanistan, will prove to be significant as we compete for future government contracts.

        In an effort to further enhance customer relationships, we have located field service representatives near the U.S. Army Tank-Automotive and Armaments Command, or TACOM, and the U.S. Marine Corps Systems Command facilities to service their requirements. Field support to our largest customer, the U.S. Marine Corps, is also ongoing overseas at the MRAP Sustainment Facility in Kuwait where our personnel are overhauling hundreds of Cougar vehicles that are exiting Iraq vehicles in route to Afghanistan. Additionally, we have field service representatives forward deployed with all of our customers providing training and technical support for our vehicles. Our field service representatives are deployed around the world and provide customer support twenty-four hours a day, 7 days a week.

        Experienced Management Team.    Our success is due in large part to the broad experience and knowledge of our management team and key personnel. Our executive management team has significant financial, leadership, defense and military experience, expertise in survivability sciences, automotive engineering, manufacturing and government contracting, and brings to the organization extensive knowledge of our customers. In order to keep pace with the growth of our business, we continue to strengthen our management team and we will continue to add personnel in key positions based on our business needs.

Major Customers, Programs and Contracts

        In 2009, our business began a transformation from vehicle manufacturing to include substantial life cycle support. We believe that this trend will continue in 2010, although we will continue to manufacture our Buffalo and Cougar vehicles and utilize partners for excess demands or substantial contract awards. For 2008 and 2007, substantially all of our net sales were derived from work for vehicles performed under U.S. government contracts and our primary customer was the U.S. Department of Defense, including all U.S. military branches, primarily the U.S. Army and the U.S. Marine Corps, and foreign military allies of the U.S. through the U.S. Department of Defense, Foreign Military Sales program. In 2009, we began direct commercial sales, primarily to the U.K. Ministry of Defence. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in Part II of this Annual Report on Form 10-K for the number of vehicles sold for the years ended December 31, 2009, 2008 and 2007. The U.S. government accounted for 90% of our sales in 2009.

  Programs and Contracts.

      MRAP

          MRAP Vehicle Program.     The MRAP program specifies three categories of vehicles: (1) Category I—Cougar (4-wheeled variant), (2) Category II—Cougar Lightweight/ Cougar Restricted and Terrain Cougar (6-wheeled variant) and (3) Category III—Buffalo.

          MRAP Contracts.    We have received two contracts under the MRAP program. In November 2006, the U.S. Marine Corps awarded a sole-source contract to us for Category II Cougar 6x6 vehicles and Category III Buffalo vehicles, which as of December 31, 2009, was for an aggregate of 200 Cougars and 93 Buffalos.

          In January 2007, the U.S. Marine Corps awarded us a competitive contract for Category I and Category II vehicles. This contract is an indefinite delivery, indefinite quantity contract award. This contract allows the U.S. Government to acquire up to 20,500 vehicles over a five year period. As of December 31, 2009, the U.S. Marine Corps, under this competitive contract, placed 10 delivery orders with us for a total of 2011 Category I vehicles and 887 Category II vehicles. We received substantial new orders under this contract in 2009 for such items such as the ISS kits, ISS installation, spare parts and field service representatives for the Cougar vehicles.

          We actively support the U.S. MRAP fleet by providing program management, engineering services, spare parts, major vehicle upgrades and repairs, and contracted field service representative support. We believe this business will remain strong throughout 2010 and that we can actively compete to increase the size of our aftermarket business. Specifically, in 2009 and going through 2010, we were contracted under the MRAP program to upgrade over 2,000 of our Cougar vehicles with ISS kits.

      Ocelot

          Ocelot Programs.     Our Ocelot design fills the lightweight vehicle need for many of our customers as well as our current pursuits with the United Kingdom for their LPPV program and with the Australia government's Protected Mobility Vehicle-Light program. We are proposing comprehensive total life cycle support, training and manufacturing as well as design and integration of the vehicle.

      Buffalo

          Ground Standoff Mine Detection System Program.     The Ground Standoff Mine Detection System, or GSTAMIDS, program is aimed at fielding newly established "Route Clearance

  Companies" for the purposes of conducting IED clearing operations to eliminate IED threats to friendly force mobility. With the Buffalo, we have been designated by the U.S. Army and U.S. Marine Corps as the sole-source supplier of vehicles for explosive ordnance disposal. Explosive ordnance disposal vehicles satisfy the Category III requirements of the MRAP program for the Joint Program Officer of Marine Corps Systems Command and the Route Clearance vehicles requirements under the Ground Standoff Minefield Detection System for TACOM.

          Buffalo Contract.     TACOM continued to place vehicle orders against a five year indefinite delivery, indefinite quantity contract for the production of Buffalo A2 variant vehicles in 2009. TACOM declared the Buffalo a Program of Record with anticipated vehicle production through 2013. During 2009, we delivered over 120 Buffalos and received new contracts for approximately 110 of these vehicles.

  Foreign Military Sales

          Foreign Military Sales Program.     The U.S. Department of Defense Foreign Military Sales program manages government-to-government purchases of weapons and other defense articles, defense services, and military training where the U.S. Department of Defense serves as an intermediary, usually handling procurement, logistics and delivery with foreign militaries. We have received three contacts under this program.

          U.K. Foreign Military Sales Contract.     We have delivered approximately 560 Mastiff, Ridgback and Buffalo's to the U.K. Ministry of Defence under this contact, which included over 110 vehicles in 2009.

          5039 Foreign Military Sales Contract.     We field and support Cougar and Buffalo platforms through this contract with Canada, France, Italy and other countries for the war on terrorism. We have delivered Buffalos and Cougar variants to the Canadian, French, and Italian Ministries of Defense. In 2009, we delivered over 40 vehicles under this contract.

      BAE Subcontract

          We have provided manufacturing services, parts and field service representatives under a subcontract agreement with BAE Systems as the prime, which has an indefinite delivery, indefinite quantity Foreign Military Sales contract with TACOM for a Cougar variant, the ILAV. Over 600 ILAVs's have been delivered under this Foreign Military Sales agreement. In December 2009, we received additional orders from BAE under our subcontract agreement.

      International Programs

          We are actively seeking additional international orders for our vehicles, products and services. We anticipate that the number of countries purchasing and operating our vehicles, products and services will increase in 2010.

          U.K. Direct Commercial Sales Contract.     On April 1, 2009, IST received a direct commercial sales contract from the U.K. Ministry of Defence for the production of 97 fully integrated Wolfhound TSV vehicles. IST awarded a sub-contract to Force Protection Industries, Inc. for the delivery of 97 base Wolfhound TSV vehicles, which accounted for approximately 5% of our sales in 2009.

          Hungary Direct Commercial Sales Contract.     During 2009, we delivered three Cougars to the Hungarian Ministry of Defense through a direct commercial sales contract.

Vehicle Deliveries and Backlog

        See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in Part II of this Annual Report on Form 10-K for the quantity of vehicle deliveries and backlog as of December 31, 2009, 2008 and 2007. Our backlog is "funded" backlog, meaning that it reflects vehicles for which we have received orders and for which funding has been appropriated and authorized for expenditure by the applicable agency.

Regulatory Environment

  Government Contracts and Regulation

        We are a U.S. Department of Defense contractor that delivers products and services to the U.S. military. The U.S. government contracting process differs in many ways from commercial contracting, and involves a high degree of federal government regulation and oversight of the programs in which we participate. As a result, we are subject to extensive regulations and requirements of the U.S. government agencies and entities that govern these programs, including award, administration and performance of contracts. We are also subject to certain unique business risks associated with the U.S. government program funding and appropriations for government contracts as well as termination of the contracts at the election of the government.

        In addition, U.S. government contractors that perform military programs are also subject to audits and investigations by U.S. government agencies such as the Defense Contract Management Agency ("DCMA"), the Defense Contract Audit Agency ("DCAA"), the U.S. Department of Defense Inspector General, and other government entities. U.S. government agencies review a contractor's performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. These entities also review the adequacy of compliance with internal control systems and policies, including the contractor's purchasing, property, accounting, estimating, compensation and management information systems, as well as possible instances of fraud, waste, and abuse. In March 2009, the Defense Contract Audit Agency audited our financial condition and capability and advised us that we had an "acceptable rating." This rating means that the Defense Contract Audit Agency has determined that we currently, and for the near-term, have adequate financial resources to perform U.S. government contracts.

        Many of our contracts are issued as orders on a sole-source basis and/or a not to exceed amount and then become fixed-price contracts. Under fixed-price contracts, the contractor agrees to perform a specific scope of work for a fixed price. As a result, the contractor benefits from any cost savings but suffers from any losses from any cost overruns.

        Many of our contracts are and have been subject to "definitization," meaning that the contract price is not agreed upon at contract inception. Instead, following the award of the contract, we and the U.S. government seek to agree upon a contract price based upon our cost of performing the contract. During the definitization process, we are required to perform the contract work, make deliveries and receive payments from the U.S. military before the final contract price has been established. For this reason, as part of the original award, we agree to a "not to exceed" price to be used for invoicing and accounting purposes pending definitization. Following an award of these orders, we are obligated to perform the work subject to any funding limitations and the "not to exceed" amount while we and the government negotiate a final contract price for the scope of the work to be completed. As a result, at the completion of the contract, we may have received overpayments during the course of the contract and will be required to return any overpayments to the U.S. military.

        In addition, we also hold indefinite delivery, indefinite quantity contracts. Essentially, indefinite delivery, indefinite quantity contracts are umbrella contracts setting forth the basic terms and conditions under which the agency may order goods from a contractor, and in some cases, multiple contractors.

Contractors undergo a competitive pre-selection process to become eligible to receive orders under indefinite delivery, indefinite quantity contracts. Many orders under these indefinite delivery, indefinite quantity contracts are also subject to the definitization process. In addition, indefinite delivery, indefinite quantity contracts do not obligate the federal government to purchase goods above the minimum levels set forth in the contract.

  Certain Laws and Regulations Affecting Our Business

        There are certain federal laws that, while not specifically directed at us as a contractor, may affect our U.S. government contracts. The Anti-Deficiency Act is a collection of laws through which Congress exercises its constitutional control of the public purse and prohibits involving the government in any obligation to pay money before funds have been appropriated for that purpose. The central provision prohibits making or authorizing an expenditure from, or creating or authorizing an obligation under, any appropriation or fund in excess of the amount available in the appropriation or fund unless authorized by law.

        There are also numerous provisions within the Federal Acquisition Regulation, or FAR, that affect the procurement process and administration of our contracts. With respect to conducting procurement, the FAR provides guidance on how the agency is to conduct the evaluation of a Request for Proposal. The FAR also provides a mechanism through which disappointed bidders and contractors excluded from competing for government contracts and task or delivery orders may submit an objection, called a "bid protest," in accordance with the relevant rules and regulations. Another area covered by the FAR is an organizational conflict of interest. These regulations establish rules for avoiding, mitigating and neutralizing conflicts of interest in the issuance and performance of contracts by the federal government. Both contractors and contracting officers bear the burden of identifying and reporting organizational conflict of interest.

        Some contracts may be subject to the Truth in Negotiations Act, referred to as TINA, Cost Accounting Standards and Contract Cost Principles and Procedures. Generally, TINA requires us to provide cost or pricing data and to certify that those data are current, accurate and complete, in connection with the negotiation of certain types of contracts, modifications or orders, but there are some exceptions to TINA, including contracts that are based on adequate price competition. The Cost Accounting Standards apply to contracts awarded to us after May 19, 2008. The Cost Principles set forth the rules regarding the allocability and allowability of costs incurred in connection with federal government contracts. Our conduct and performance is also subject to the False Claims Act and other anti-fraud statutes. The False Claims Act prohibits contractors from knowingly submitting false or fraudulent claims for money (e.g., a false or fraudulent invoice) to the federal government.

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

        The Foreign Corrupt Practices Act, referred to as the FCPA, and equivalent laws and regulations in foreign jurisdictions prohibit improper payments to foreign governments and their officials by U.S. and other business entities. The FCPA has two principal parts: anti-bribery and record keeping provisions. The U.S. Department of Justice enforces the anti-bribery provisions; the Securities and

Exchange Commission also has jurisdiction over civil enforcement of the anti-bribery provisions. The record keeping requirement obligates companies to maintain accurate books and records and internal financial controls regarding all transactions. The Securities and Exchange Commission oversees enforcement of these provisions.

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

        We are a party to two long-term intellectual property agreements pursuant to which we have the right to use certain intellectual property technology relating to blast- and ballistic-protected vehicles. One agreement is with the CSIR Defencetek ("CSIR"), a division of the Council for Scientific and Industrial Research, a statutory council established in accordance with the Laws of the Republic of South Africa. The other is with Mechem, a division of Denel Pty Ltd, a company established under the Laws of the Republic of South Africa ("Mechem"). Under these agreements, we pay a per vehicle royalty fee in exchange for the exclusive transfer to us of certain technology regarding the Buffalo and Cougar.

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

        We are a party to another license agreement with CSIR, pursuant to which we received two separate licenses. The first is a fully paid up internal license to perform research and development to verify, test and develop certain technology (the protection of wheeled and tracked vehicles against landmines and IEDs as disclosed in its patent) and assess the market for products through the parties' written agreement of Proof of Concept (quantification and demonstration of the protection level and operation) in consideration of investing research and development funding since January 1, 2005. By August 16, 2008, the Proof of Concept was obtained, and we are required to pay an exclusivity fee to CSIR that is deferred but paid through any sales of wheels and tracks for the second license. This second license also includes an annual license to exploit, including the exclusive manufacture, marketing, sale and use, the licensed technology in the United States, Canada, the United Kingdom, France, Israel, Germany and nonexclusively in South Africa.

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

  Other Regulatory Matters

        In addition to the laws and regulations discussed above under "Government Contracts and Regulation" and "Certain Laws and Regulations Affecting Our Business" above, our operations and products are subject to regulation, supervision, and licensing under various other federal, state, local and foreign laws and regulations. Certain governmental agencies such as the Occupational Safety and Health Administration monitor our compliance with their regulations, require us to file periodic reports, inspect our facilities and products, and may impose substantial penalties for violations of the regulations.

Employees

        As of December 31, 2009, we had a total of approximately 1,170 employees, including approximately 350 field service representatives. Of our total employees, approximately 340 were hourly employees and approximately 830 were salaried employees. We are not a party to any collective bargaining agreement, although we are subject to the risk that labor unions may seek to unionize certain of our employees.

Management

        The following table sets forth certain information about our directors and executive officers as of March 2, 2010.

Name	Age	Position
Michael Moody	63	Chairman, Chief Executive Officer and President
Charles Mathis	50	Chief Financial Officer
Randy Hutcherson	56	Chief Operating Officer
Lenna Ruth Macdonald	47	Chief Strategy Officer, General Counsel and Corporate Secretary
MGen. James Grazioplene, USA (Ret.)	60	Executive Vice President, Total Life Cycle Support
LTG Roger G. Thompson, Jr., USA (Ret.)	65	Lead Director
MGen. Jack A. Davis, USMC (Ret.)	63	Director
John S. Day	60	Director
B. Herbert Ellis	72	Director
Kenneth A. Merlau	64	Director
John W. Paxton, Sr.	73	Director

        Michael Moody.    Mr. Moody was appointed President of Force Protection, Inc. in September 2007, the Interim Chief Executive Officer on January 30, 2008 and the Chief Executive Officer on February 29, 2008. Mr. Moody has more than 30 years of senior management experience in operational management, reorganizations, acquisitions and business transformations. From 2005 through 2007, he provided business and financial advisory services to privately-held businesses. Mr. Moody was the Chief Operating Officer at the London American General Agency and Senior Vice President of Corporate Development for Magna Carta Companies, a mutual insurance company, where he also served on the board of directors. Mr. Moody received the designation of Certified Practicing Accountant (Australia) and became an associate with the Australian Society of Accountants. Mr. Moody holds a Bachelor of Arts in Economics from Macquarie University in Sydney, Australia.

        Charles A. Mathis.    Mr. Mathis joined Force Protection, Inc. in June 2008 as Executive Vice President—Finance and was appointed Chief Financial Officer effective October 1, 2008. Mr. Mathis has over 20 years of experience in strategic finance and accounting for a number of manufacturing companies including two major defense contractors. Prior to joining Force Protection, Mr. Mathis was

Chief Financial Officer of EFW, Inc. a U.S. segment of Elbit Systems Ltd., a public Israeli defense conglomerate. At Elbit, Mr. Mathis was responsible for all areas of finance, contract accounting, government compliance, Sarbanes Oxley compliance, tax and the development of joint venture agreements. Prior to Elbit, Mr. Mathis was Vice President, Finance and IT, with Fairbank Morse Engine, a supplier of medium-speed diesel engines to the U.S. Navy and the engine segment of EnPro Industries. Mr. Mathis completed his undergraduate studies at Wake Forest University and received his Master of Business Administration from the University of Chicago Graduate School of Business. Mr. Mathis served as a Lieutenant in the U.S. Marine Corps and is a certified public accountant.

        Randy Hutcherson.    Mr. Hutcherson joined Force Protection as Executive Vice President, Programs, Global Sales and Business Development in April 2009 and was appointed Chief Operating Officer on February 18, 2010. He has responsibility for Force Protection's global sales, program and contract management, as well as communications and legislative activities. Prior to serving in this newly-formed position, Mr. Hutcherson was employed as Vice President of Tanker Programs for EADS North America as well as Vice President of Rotorcraft Programs. In addition to his experience in the private sector, Mr. Hutcherson served 26 years in the United States Marine Corps in a variety of capacities and retired as a Colonel in the Marine Corps Office of Legislative Affairs in 2002. He holds a Bachelor of Science in Aerospace Engineering from the United States Naval Academy, a Master of Science in Systems Management from Troy State University and a Master of Science in National Security Strategies from the National War College.

        Lenna Ruth Macdonald.    Ms. Macdonald joined Force Protection, Inc. in November 2007 with over 19 years of legal experience as in-house counsel and in private practice. She was promoted to her current position from Co-General Counsel and Corporate Secretary in March 2008. Ms. Macdonald has specialized experience in corporate governance, compliance, securities, mergers and acquisitions and transactional matters. Prior to joining the Company, she served as vice president, general counsel and corporate secretary of Commonwealth Industries, Inc. (a Nasdaq-listed leading aluminum sheet manufacturer), as in-house counsel for Banc One Corporation and as Assistant General Counsel and Group Leader at BONHAM, a Banc One subsidiary. Ms. Macdonald was also an associate with the international law firm McDermott, Will & Emery based in its Boston, Massachusetts office. Ms. Macdonald holds a Juris Doctor from Emory University School of Law, attended the Master of Science Program at the London School of Economics and Political Science, and holds an Artium Baccalaureus (A.B.) from Brown University.

        MGen. James Grazioplene, USA (Ret.).    MGen. Grazioplene joined Force Protection as Executive Vice President, Total Life Cycle Support on May 4, 2009. MGen. Grazioplene has direct responsibility for oversight and management of the Company's growing business of providing total life cycle support to its fleet of fielded vehicles including service, spare parts and related logistics, maintenance and support through the Company's in-theatre award-winning Field Service Representatives. MGen. Grazioplene also has direct oversight of the Company's newly-developed 120 acre off-road training facility located in Roxboro, North Carolina. MGen. Grazioplene reports directly to Randy Hutcherson, the Company's Chief Operating Officer. Prior to joining the Company, MGen. Grazioplene most recently worked for KBR, Inc., as its Vice President, Global Programs in the Government and Infrastructure Division. Prior to that, he was employed by SYColeman, a subsidiary of L3 Communications Holdings as Vice President, Surveillance and Security Applications. Prior to his employment in the private sector, MGen. Grazioplene, a graduate of West Point, served in the United States Army for 32 years, achieving the rank of Major General. At the time of his retirement from the Army, he held the position of Director of Force Development in the Office of the Deputy Chief of Staff, Pentagon.

        Lieutenant General Roger G. Thompson, Jr., USA (Ret.).    LTG Thompson has been a director of Force Protection, Inc. since December 2006 and is currently the lead independent director.

LTG Thompson is a veteran with 34 years of active military duty. He has served in the highest leadership positions in the United States Army and joint transportation operations, management and procurement. He was the United States Army's Director for the Budget and served in an number of other financial management positions, as well as serving in key leadership positions in logistics and field artillery. He currently provides executive leadership in the United States Army, where he oversees several symposia, defense landpower exhibitions and overseas tradeshows in addition to leading AUSA's worldwide chapter operations. LTG Thompson completed his military career as the Deputy Commander in Chief, United States Transportation Command. In this position he was responsible for the daily operations supporting all military and commercial transportation for the entire Department of Defense. LTG Thompson holds a Bachelor of Science from the United States Military Academy, a Master of Business Administration from Syracuse University and a Master's degree in National Security and Strategic Studies from the Naval War College. He is a graduate of the Army's Command and General Staff College and the Naval War College.

        MGen. Jack A. Davis, USMC (Ret.).    MGen. Davis has been a director of Force Protection, Inc. since March 2006 and has a diverse background of senior-level management and leadership positions in business, law enforcement and the military. With over 40 years of experience, he is highly regarded in each of these fields. MGen. Davis served in the U.S. Marine Corps, both active duty and reserve, from 1968 to 2005 where he held the rank of Major General. MGen. Davis' career included command at every level from platoon to division in addition to numerous staff assignments. MGen. Davis attended numerous high-level schools both here and abroad. MGen. Davis' law enforcement career included both federal and state agencies where he retired in 1999 with 30 years of distinguished service. MGen. Davis is also the founder of J.A. Davis and Associates, a security and leadership training company. In addition to his service with Force Protection, MGen. Davis currently serves on the board of directors of one privately-held company and the boards of advisors of three mutually-held companies. MGen. Davis holds undergraduate and masters degrees from Indiana State University and a Master of Urban Administration from the University of North Carolina, Charlotte.

        John S. Day.    Mr. Day has been a director of Force Protection, Inc. since September 2007. Mr. Day has over 30 years of experience in the accounting profession serving a broad range of publicly- and privately-owned clients. Mr. Day joined Arthur Andersen LLP in 1976 and was admitted as an audit partner in 1986. In 2002, he joined Deloitte & Touche LLP in Atlanta as a Director. Mr. Day retired from Deloitte & Touche LLP in December 2005. Mr. Day also serves on the board of Invesco Mortgage Capital, Inc. since June 2009 where he serves as chairman of the audit committee and on the board of Lenbrook Square Foundation, Inc., a non-profit organization, since July 1, 2007 where he serves as chairman of the governance committee. Mr. Day holds a Bachelor of Arts in Economics from the University of North Carolina and a Master of Business Administration from Harvard Graduate School of Business.

        B. Herbert Ellis.    Mr. Ellis has been a director of Force Protection, Inc. since April 6, 2009 and has over 20 years of experience in the U.S. Army and in business. Mr. Ellis served as a Colonel, Field Artillery with Research and Development Specialty for the U.S. Army, from 1963 to 1984, including two combat tours of duty in Vietnam with both command and staff positions. Since 2008, Mr. Ellis has served as the president and chief executive officer of BHE, LLC, a consulting firm that supports manufacturing companies. From 2000 to 2008, he served as the president and chief executive officer of Charleston Marine Containers, Inc., a primary producer of modular containers for the U.S. Army, purchased via the U.S. Army Tank, Automotive and Armaments Command (TACOM) contracts. From 1993 to 2000, he served as the president and chief executive officer of Barnes & Reinecke, Inc., a major automotive and weapons systems technical support contractor for the TACOM program, and from 1984 to 1993 he acted as the vice president and general manager of Electro-Optical Division of Contraves, USA. Mr. Ellis holds a Bachelor of Science in engineering from the United States Military

Academy, a Master of Science in Nuclear Physics from the University of Alabama, and he attended the Industrial College of the Armed Forces and the U.S. Army Command and General Staff College.

        Kenneth A. Merlau.    Mr. Merlau has been a director of Force Protection, Inc. since April 6, 2009 and has extensive experience as an executive, operator and consultant in a wide range of businesses. Presently, Mr. Merlau serves as the chairman and principal stockholder of Design House, Inc., a distributor of home building materials. Most recently, Mr. Merlau acted as the chairman and majority shareholder of QuickSet International, Inc., a company focused on ruggedized surveillance and sensor products for the military and Homeland Security markets. Since June 1993, Mr. Merlau has served as Chairman of Clipper Development Company, a business advisory service for owned and invested companies, and he is a strategic and operations consultant to emerging private companies. Mr. Merlau has extensive acquisition and integration experience. From 1980 through 2000, Mr. Merlau has been associated with numerous businesses as owner or board member, including Tamms Industries, Inc., Transo Envelopes LLC, the ISAAC Group and the Peltz Group, Inc. From November 1998 through May 1999, Mr. Merlau was a director of Metal Management, Inc. From 1970 through 1980, he served as a management consultant for Touche Ross & Co. (now Deloitte & Touche), where he was elected as a partner in 1977. Currently, Mr. Merlau is a member of the board of Northside Community Bank and Christ the King Jesuit College Preparatory High School. Mr. Merlau holds a Bachelor of Science from Purdue University and a Master of Business Administration from the University of Chicago Graduate School of Business.

        John W. Paxton, Sr.    Mr. Paxton has been a director of Force Protection, Inc. since February 2008. He has over 30 years of experience in the aerospace, wireless voice and data, logistics and manufacturing industries. Currently, Mr. Paxton is Chairman of Intellicheck/Mobilisa, Inc., a publicly-held provider of wireless internet solutions to the Department of Defense. Previously, Mr. Paxton served as the chairman of Pro Mach, Inc., an integrated packaging solutions provider and from 2002 until March 2008, he served as the chairman of IntelliCheck/Mobilisa, Inc. From 1998 until 2002, Mr. Paxton was the chairman and chief executive officer of Telxon Corporation. Mr. Paxton served on the board of directors of TransDigm, Inc., a supplier of proprietary aerospace components used in commercial and military aircraft. Mr. Paxton holds a Bachelor of Science and a Master of Science in business administration from LaSalle University and is a registered professional engineer.

Our Board of Directors and Committees

        Our Board of Directors is divided into three classes, with each class of directors serving a staggered three-year term. MGen. Davis and Messrs. Merlau and Ellis are in the class of directors whose term expires in 2012 (Class I); Messrs. Day and Paxton are in the class of directors whose term expires in 2011 (Class III); and Mr. Moody and LTG Thompson are in the class of directors whose term expires in 2010 (Class II).

        We have audit, compensation and governance committees, each of which is composed entirely of directors meeting the applicable independence standards of the Nasdaq Capital Market and the rules and regulations of the Securities Exchange Act of 1934 ("Exchange Act"). General Thompson and Messrs. Day, Paxton and Merlau are the members of our audit committee. Our Board of Directors has determined that Mr. Day is an "audit committee financial expert" defined by applicable Securities and Exchange Commission rules. Our compensation committee is comprised of Generals Davis and Thompson and Messrs. Day, Ellis and Paxton. Our governance committee is comprised of Messrs. Paxton, Ellis and Merlau and Generals Davis and Thompson.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K, including the information incorporated by reference herein, contain both historical and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Exchange Act. All statements other than statements of historical fact included in this Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report on Form 10-K that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial position, results of operations, cash flows and business. We have identified some of these forward-looking statements with words like "believe," "may," "will," "should," "expect," "intend," "plan," "predict," "anticipate," "estimate" or "continue" and other words and terms of similar meaning. These forward-looking statements include, among other things:

  •
  Statements regarding the growth of the U.S. and world market for blast- and ballistic-protected vehicles, products or services,

  •
  Statements regarding the U.S. military's plans or intentions, including the plans to draw down operation in Iraq and the long-term plans to remain in Afghanistan,

  •
  Information regarding the number of various types of MRAP and other armored vehicles that may be purchased by the U.S. Marine Corps, the U.S. Army and other U.S. and foreign customers under various programs,

  •
  Statements with respect to our expectations regarding our ability to obtain materials, components and supplies necessary to manufacture our vehicles, our ability to improve cost efficiencies, including, without limitation, as a result of volume purchasing, improvements in our manufacturing process and possible future changes in the efficiencies in our operations,

  •
  Statements regarding our ability to document our engineering designs, bill of materials and maintenance manuals for every one of our vehicle variants,

  •
  Statements regarding the benefits of our products, services and programs and statements regarding certain vehicles becoming a Program of Record,

  •
  Statements regarding any changes in our cost of sales, our general and administrative expenses or our research and development expenses as a percentage of net sales,

  •
  Statements regarding the revenues that may be derived from, and the quantities of vehicles, products and services that may be purchased or ordered pursuant to, existing or possible future contracts or orders by various customers, including statements regarding the estimated value of those orders and contracts and statements about the amount of vehicles in our backlog,

  •
  Statements regarding the effects of rebalancing our workforce and manufacturing capacities,

  •
  Statements regarding the benefits that may be realized from our joint ventures, teaming arrangements and any new ventures or business developed pursuant to them, and

  •
  Statements regarding our ability to utilize net operating loss carryforwards for income tax purposes.

        These forward-looking statements are based on expectations about future events at the time they were made and are subject to numerous uncertainties and factors, all of which are difficult to predict and many of which are beyond our control. Many factors mentioned in our discussion in this Annual Report on Form 10-K and the documents incorporated by or deemed to be incorporated by reference in this Annual Report on Form 10-K, including the risks outlined under Item 1A, Risk Factors, will be important in determining future results. We do not know whether the expectations reflected in these forward-looking statements will prove correct. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including those described under "Risk Factors" and those discussed in other documents we file with the SEC, which are incorporated or deemed to be incorporated by reference in this Annual Report on Form 10-K.

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

ITEM 1A.    RISK FACTORS

        The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. Please also see "Special Note Regarding Forward-Looking Statements" on page 19.

If we are unable to obtain future orders for our vehicles, products or services, our financial position, results of operations, and cash flows could be adversely affected and our business may fail.

        Substantially all of our revenue comes from our U.S. and Foreign Military Sales contracts, either as a prime contractor or as a subcontractor to another prime contractor to the U.S., or direct commercial sales contracts to foreign governments. We received and fulfilled substantial orders for products and services to upgrade or maintain our vehicles from the U.S. and Foreign Military Sales customers under the MRAP program, which accounted for a majority of our net sales during the year ended December 31, 2009. In 2009, we also received and fulfilled a large direct commercial sales contract with the U.K. Ministry of Defence for our Wolfhound vehicle. These orders have resulted, in significant part, from the particular combat situations encountered by the military forces in Iraq and transition to Afghanistan. We cannot be certain of the degree to which military users will continue to place orders, and these orders may decrease significantly or cease.

        The main uncertainty about our future operations is whether we will continue to receive additional orders or contracts for our vehicles, products, services or our survivability solutions. We have no substantial orders for vehicles to fulfill at this time under the MRAP competitive contract, although we do have orders for products and services. Orders for our Buffalo and Cougar variant vehicles will allow us to continue production through the third quarter of 2010. It is impossible to predict with certainty whether such future orders or contracts will be placed by existing or new customers. If we do not receive future orders or contracts for production beyond such dates, it is unlikely that our vehicle business will continue and our business will be materially affected. Even if we are successful in obtaining contracts, the length of the contract cycle, from testing, pre-production to the delivery of the order when revenue is recognized, may span several months to years.

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

        Presently, we derive a majority of our revenue from contracts and subcontracts with the U.S. government and its agencies, primarily the U.S. Department of Defense. We expect that U.S. and foreign government contracts will continue to be our main source of revenue for the foreseeable future. The continuation and renewal of our existing contracts and new contracts are, among other things, contingent upon the availability of adequate funding from various U.S. government and foreign agencies. Changes in U.S. and foreign government spending could directly affect our operating performance and lead to an unexpected loss of revenue. Our U.S. government contracts are also subject to continual approval and funding.

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

        We may start to complete work for a contract that is eventually terminated, which may cause us to incur expenses for which we are not reimbursed, and we may incur losses. Given the ability of the federal government to unilaterally terminate a contract, we experience more uncertainty with respect to the fulfillment of our orders, which may make our forecasts more unpredictable. As a result, our backlog is subject to uncertainties, and there can be no assurance that we will deliver or receive payment for the vehicles we have included in our backlog.

Many of our orders are subject to the competitive bidding process, which we may not win, and we may incur expenses that we are unable to recoup, creating losses.

        We have received certain contract awards through the competitive bidding process and may continue to do so in the future. However, the competitive bidding process presents a number of risks, including bidding against large and established government contractors with substantially greater resources. Competitive bidding also involves costs which may not be recouped, cost overruns, or awards subject to bid protest. Also, due to the commercial nature of many vehicle components, we compete with established commercial vehicle suppliers and component original equipment manufacturers ("OEMs") for spare part sales. As a result, we may incur losses, which could adversely affect our business.

Our business may be materially affected if we are unable to anticipate the demand for and sale of next generation vehicles, products or services to meet the demands of our customers, and our net sales may decline.

        The future of our business depends on our ability to anticipate threats to the survivability of friendly forces and to develop, test, and be able to produce solutions to counter these threats in a manner that satisfies the cost, performance, and schedule demands of our customers. Prospective customers may require product features and capabilities that our current products do not have. We may be unable to respond quickly or effectively to these developments. To the extent that our customers seek additional survivability solutions, we expect to face substantial competition from other companies, many of which have significantly greater financial and other resources than we do, in competing for these orders. Accordingly, if we are unable to develop and design acceptable vehicles, products or services in time to meet the demands of our customers, our net sales may decline in the future.

        In addition, the introduction of new products by competitors, the emergence of new industry standards, or the development of entirely new technologies to replace existing product offerings could render our existing or future products obsolete. If our products become technologically obsolete, customers may purchase solutions from our competitors and we may be unable to sell our products in the marketplace and generate revenue which may have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

In response to competitive opportunities or to meet customer demands, we may start the development and manufacture of certain of our products for which we may not have orders and may incur losses.

        At times, if we believe that there is a probability of selling certain of our vehicles or products, we may commence the manufacture and production of such items without orders. We have in the past, and may do so in the future, commence the development and manufacture of our vehicles and products, and incur expenses for components, raw materials, and other expenses without any orders from customers. We may experience difficulties, expenses and delays in starting up production for these vehicles if we have no prior experience in manufacturing such vehicles and products in commercial quantities and it may take a substantial period of time for us and our employees to achieve requisite efficiencies in producing such vehicles or products. In the event that we do not receive orders for these vehicles or products, we may have excess inventory and incur losses, and, as a result, our business, financial position, results of operations, or cash flows may be affected.

We rely on joint ventures, teaming agreements, subcontractors and suppliers to manufacture, perform some of the assembly of our vehicles, or supply products. The loss of any critical partner could delay our manufacturing operations, which could affect our ability to meet our contract delivery requirements to our customers.

        We have in the past, and anticipate in the future, increased outsourcing of the manufacture of our vehicles or products. If any of our selected partners, subcontractors and suppliers cease doing business with us or fail to perform, we would have to develop new sources or perform the work ourselves. In the event that we are unable to obtain required products or services from our existing partners, subcontractors or suppliers, and if we are unable to mitigate the impact or find alternate sources in a timely manner, it could have a material adverse effect on our ability to produce our vehicles and provide repairs and sustainment, and, as a result, our business, financial position, results of operations, or cash flows may be affected.

Our limited control over our joint ventures, partners and subcontractors may delay or prevent us from implementing our business strategy which may adversely affect our financial results.

        We are currently party to joint ventures, subcontracts, teaming agreements and joint development arrangements with several partners, some of which are competitors. We may also enter into additional arrangements in the future. Because we have shared control over our joint ventures and limited control over our partners and subcontractors, we may not be able to require them to take actions that we believe are necessary to implement our business strategy. If our partners or subcontractors fail to fulfill their obligations, we could be responsible to the customer and would have to rely on our ability to obtain reimbursement from our partner or subcontractor for our costs, over and above any reimbursement which may be due from the customer. Obtaining such reimbursement could require us to engage in litigation and could take a substantial amount of time and could require us to expend significant resources. If our partner or subcontractor becomes insolvent or ceases operations, we might not be able to obtain reimbursement. Accordingly, this limited control could have a material adverse effect on our financial results.

Our configuration management process for our fielded fleet is still maturing and may result in inadequate delivery of service and repair parts which may decrease our ability to generate life cycle revenue.

        As a result of the rapid deployment and production demand for our vehicles by the U.S. military in Iraq and Afghanistan, we have not been able to fully develop technical data packages and establish our service parts documentation for configuration control for all of our vehicles. As a result, we may lose business opportunities for some aftermarket part orders, such as spare parts, and training and field service support, and we could be late or delayed in accepting and delivering aftermarket orders, and our future revenue may be negatively impacted.

Our business may be adversely affected by the severe and rapid downturn in the economy.

        Recently, there has been a severe and rapid downturn in the economy due to a variety of financial conditions. We cannot predict the timing or duration of the effects of these conditions on our business. These conditions make it difficult for us to accurately forecast, plan and execute certain future business activities. Due to the recent credit crisis and volatility of the U.S. dollar against other currencies, our products may become more expensive for customers whose purchases are denominated in U.S. dollars, which may further disadvantage us relative to our competitors or negatively impact our margins.

Changes in the pace of operations in Iraq or Afghanistan or the duration of involvement by the U.S. military and foreign militaries in areas of conflict could have an impact on contracts for our vehicles, spare parts and sustainment services. As a result, we may have unexpected revenue shortfalls.

        Political pressure, the success of the current operations, changes in tactics of the insurgency, and other factors make it difficult to ascertain customer requirements. The challenging economic environment and potential changes in defense spending by the U.S. government may have an adverse impact on the number and volume of future orders placed for our products and services, which could have a significant impact on our business and results of operations.

We are expanding international operations, which subjects us to additional business risks that may have a material adverse effect on our business.

        Expanding international sales and operations is a part of our growth strategy. In 2009, we established a wholly-owned subsidiary and a joint venture in the United Kingdom and began operations in Kuwait. International operations and sales are subject to various risks, including foreign currency, political, economic, trade barriers, foreign government regulations and taxes, governmental expropriation and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries in connection with starting up international manufacturing operations that could cause a loss. Failure of performance could impact revenue and result in contract disputes. In addition, we are subject to export control regulations, including, without limitation, the United States Export Administration Regulations and the International Traffic in Arms Regulations, which may have a material adverse effect on our business.

We may make acquisitions, which may pose risks to our business and dilute the ownership of our existing stockholders.

        We may enter into acquisitions in the future in an effort to enhance shareholder value. While we do not have any present plans to acquire businesses, technologies or services, we may enter into such arrangements in the future in order to expand our capabilities, enter new markets, or increase our market share. We do not have any experience in completing an acquisition. Acquisitions involve a certain amount of risks and uncertainties that could result in our not achieving expected benefits. With respect to acquisitions, such risks include difficulties in integrating newly acquired businesses and operations in an efficient and cost-effective manner; challenges in achieving expected strategic objectives, cost savings and other benefits; the risk that the acquired businesses' markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets; the risk that we pay a purchase price that exceeds what the future results of operations would have merited; and the potential loss of key employees of the acquired businesses. In addition, unanticipated delays or difficulties in effecting acquisitions may divert the attention of our management and resources from our existing operations. Future acquisitions by us could also result in large and immediate write-offs or assumptions of debt and contingent liabilities, any of which may have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Our operations could be adversely affected by interruptions of production that are beyond our control.

        Our business and financial results may be affected by certain events that we cannot anticipate or that are beyond our control, such as natural disasters and national emergencies that could curtail production at our facilities and cause delayed deliveries and canceled orders. In addition, we purchase components and raw materials and information technology and other services from numerous suppliers, and, even if our facilities are not directly affected by such events, we could be affected by interruptions in our manufacturing and delivery performance. Such suppliers may be less likely than our own facilities to be able to quickly recover from such events, or may not be able to recover, which would subject us to additional delays and difficulty conducting our operations.

We may be unable to maintain an effective system of internal control over financial reporting and comply with Section 404 of the Sarbanes-Oxley Act of 2002 and other related provisions of the U.S. securities laws and in the past we have restated our condensed consolidated financial statements and other financial information for the periods ended March 31, 2007, June 30, 2007, and September 30, 2007. If we have additional ineffective internal controls or restatements of our financial statements, they may result in potential and current shareholders losing confidence in our financial reporting, which could adversely affect perceptions of our Company and could cause a decline in the market price of our stock.

        We have a limited history of maintaining an effective system of internal control over financial reporting and due to such limited history, we cannot provide assurances that we will be able to maintain effective systems of internal controls in the future. In prior years, we have concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective. For the years ended December 31, 2008, 2007 and 2006, we identified material weaknesses in our internal control over financial reporting. As a result, in part because of these material weaknesses, we also concluded that our disclosure controls and procedures were not effective as of December 31, 2008, December 31, 2007 and December 31, 2006.

        To the extent that we are unable to maintain effective internal control over financial reporting and disclosure controls and procedures, we may be unable to produce reliable financial reports and public disclosure, detect and prevent fraud and comply with the reporting obligations under the U.S. securities laws, on a timely basis. Any such failure could harm our business. In addition, failure to maintain effective internal control over financial reporting and disclosure controls and procedures could result in the loss of investor confidence in the reliability of our financial statements and public disclosure, which in turn could cause customers and investors to lose confidence in our business.

        Our previous material weaknesses and significant deficiencies resulted in more than a remote likelihood that a material misstatement of the annual or interim financial statements that we prepare will not be prevented or detected. Although we believe we have adequately corrected our significant deficiencies, we may still be subject to risks associated with our prior significant deficiencies.

        In addition, we restated our condensed consolidated financial statements and other financial information for the periods ended March 31, 2007, June 30, 2007, and September 30, 2007 and filed separate amended Quarterly Reports on Form 10-Q to reflect the restated condensed consolidated financial statements for such periods. We also previously amended our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006, and restated our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005, and in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. Additional amendments and restatements to our financial statements may result in potential and current shareholders losing confidence in our financial reporting, which could harm our business and the market price of our stock.

We are subject to and may continue to be subject to lawsuits alleging false or misleading public statements and/or omissions concerning our business, internal controls and financial results.

        We are subject to shareholder class action and derivative lawsuits, which have been initiated for damages to recompense those who purchased or otherwise acquired our securities. The causes of actions include, but are not limited to, allegations that certain former members of management and the Board of Directors violated the Exchange Act and made false or misleading public statements or omissions concerning our business, internal controls, and financial results. See more detail in Item 3, Legal Proceedings. It is possible that other litigants may institute additional lawsuits against us as a result of these alleged deficiencies seeking the payment of damages. These lawsuits are likely to be costly to defend and could involve the substantial diversion of management time and resources and have other adverse effects, and we may be required to make substantial payments to settle any such lawsuits or to satisfy any judgments that may be rendered against us.

The DCAA continues to audit certain of our price proposals and indirect rate submissions as required by the Federal Acquisition Regulations (FAR). As a result, the DCAA could question or disallow our proposed costs under some of our government contracts, and our profits may be adversely affected.

        U.S. government agencies, generally through the DCAA, routinely audit and monitor government contracts and government contractors' administrative processes and systems. The audits may review the costs we incur on our U.S. government contracts, including allocated indirect costs. The auditor may also review our compliance with applicable laws, government regulations, policies and standards as they relate to cost issues and the adequacy of our internal control systems and policies. An adverse finding under a DCAA audit could result in the disallowance of our costs under a U.S. government contract. If any audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. In addition, responding to governmental audits may involve significant expense and divert management attention.

Presently, all of our contracts are on a fixed-price basis, which could subject us to losses if there are cost overruns.

        Under a fixed-price contract, we receive only the amount indicated in the contract, regardless of the actual cost to produce the goods. While firm fixed-price contracts allow us to benefit from potential cost savings, they also expose us to the risk of cost overruns. If the estimates we use to calculate the contract price or the cost to perform the work prove to be incorrect, we could incur losses. In addition, some of our contracts have specific provisions relating to schedule and performance, which may result in penalties for failure to perform. As a result, we could incur losses which would adversely affect our business.

We may require additional capital to provide for our working capital needs.

        We may require additional capital for our business needs. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, contained elsewhere herein. There can be no assurance that we will be able to obtain any such additional capital on acceptable terms or at all. The credit markets and the financial services industry continue to experience a period of unprecedented turmoil characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the federal government.

Our ability to operate effectively could be impaired if we were to lose the services of our key personnel, or if we are unable to recruit qualified managers and key personnel in the future.

        Our success depends on the continued service of our management team and certain key personnel. If we are unable to retain our existing managers and employees or hire and integrate new personnel, we may experience operating inefficiencies, production delays and reduced profitability or losses.

We must comply with export control laws, foreign corrupt practices, numerous miscellaneous federal national security laws, regulations, and procedures, as well as the rules and regulations of foreign jurisdictions, and our failure to comply could adversely affect our business.

        We are subject to export and import licensing requirements with respect to the marketing and sales, testing, service and support in foreign countries of our vehicles, products and services. In addition, we are obligated to comply with a variety of federal, state and local regulations, both domestically and abroad, governing certain aspects of our international sales and support.

        We are subject to the FCPA and other laws which prohibit improper payments to foreign governments and their officials by U.S. and other business entities. Our operations in such countries create the risk of an unauthorized payment by one of our employees or agents which would be in violation of various laws including the FCPA.

        We must comply with laws and regulations relating to the formation, administration and performance of federal government contracts including FAR and similar foreign government regulations. These laws and regulations affect how we conduct business with our federal government and foreign governments. In complying with these laws and regulations, we may incur additional costs, and non-compliance may also allow for the assignment of fines and penalties, including liquidated contractual damages.

        We are subject to industrial security regulations of the U.S. Department of Defense and other federal agencies that are designed to safeguard against foreigners' access to classified information. As we continue to expand our operations internationally, we are subject to the rules and regulations of foreign jurisdictions. If we were to come under foreign ownership, control or influence, we could lose our facility security clearances, which could result in our federal government customers terminating or deciding not to renew our contracts, and could impair our ability to obtain new contracts.

We are presently subject to a number of legal proceedings and claims and we may become subject to additional legal proceedings and claims in the future.

        We have been subject to a variety of lawsuits, including claims involving the use of our confidential information and trade secrets, Equal Employment Opportunity Commission claims, contractual claims, claims related to our common shares, and OSHA claims. Such claims and regulatory inquiries, whether successful or not, could require us to devote significant amounts of money for legal defense, human resources and senior management time to defend ourselves and could harm our reputation. If, as a result of any proceedings, a settlement is reached, a judgment is rendered or a decree is entered against us, it could materially and adversely affect our business, financial condition and results of operations and harm our reputation.

        See Item 3, Legal Proceedings in Part I of this Annual Report on Form 10-K.

We may not be able to adequately safeguard our intellectual property rights and trade secrets from unauthorized use, and we may become subject to claims that we infringe on others' intellectual property rights.

        We rely on a combination of patents, trade secrets, trademarks, and other intellectual property laws, licensing agreements, nondisclosure agreements with employees, subcontractors, partners and suppliers and other protective measures to preserve our proprietary rights to our products and production processes. Our pending patent applications may not be granted by the various patent offices examining them. Even if our patent applications are granted and issued as patents, these measures afford only limited protection and may not preclude competitors from developing products or processes similar or superior to ours. Moreover, the laws of certain foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Furthermore, third parties may assert that our products or processes infringe their patent or other intellectual property rights. Enforcing or defending our proprietary rights could be expensive, require management's attention and might not bring us timely or effective relief.

Compliance with increasing environmental regulations and the effects of potential environmental liabilities could have a material adverse financial effect on us.

        We, like other industry participants, are subject to various federal, state, local and international environmental laws and regulations. Our operations require the handling, use, storage and disposal of certain regulated materials and wastes. These requirements govern, among other things, emissions to air, discharge to waters and the generation, handling, storage, treatment and disposal of waste and remediation of contaminated sites. We have made, and will continue to make, capital and other expenditures in order to comply with these laws and regulations in both the U.S. and abroad. We may be subject to increasingly stringent environmental standards in the future, particularly as climate change initiatives increase in focus. Future developments, administrative actions or liabilities relating to environmental and climate change matters could have a material adverse effect on our business, results of operations or financial condition.

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

        The market price and trading volume of our common stock has been subject to significant volatility, and this trend may continue. For example, in the last quarter of fiscal year 2009, the price of our common stock ranged from $4.29 to $6.30. The value of our common stock may decline regardless of our operating performance or prospects. Factors affecting our market price include, but are not limited to, our failure to meet expectations regarding new orders or sales of our vehicles; differences between our reported results and those expected by investors and securities analysts; announcements of new contracts or orders by us or our competitors; and market reaction to any future acquisitions, joint ventures or strategic investments announced by us or our competitors.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        The following table provides information concerning our properties as of December 31, 2009:

Properties as of December 31, 2009	Owned/ Leased	Approximate Square Footage	General Usage
Ladson, South Carolina	Leased	543,000	Corporate offices and manufacturing
Edgefield, South Carolina	Owned	5,000	Blast range office
Summerville, South Carolina	Leased to Own	60,000	Research and development
Roxboro, North Carolina	Owned	430,000	Training and vehicle testing
Sterling Heights, Michigan	Leased	9,700	Engineering
Arlington, Virginia	Sub-leased	4,100	Office
North Charleston, South Carolina	Leased	18,000	Warehouse
Bristol, United Kindgom	Leased	2,500	Office
LeAmington SPA, United Kingdom	Sub-leased	5,900	Office
Kuwait	Leased	34,800	Warehouse

        We believe that our existing properties are suitable for the conduct of our business, are adequate for our present needs and will be adequate to meet our future needs.

ITEM 3.    LEGAL PROCEEDINGS

Shareholder Class Action and Derivative Actions

        On March 10, 2008, the first of ten related class action lawsuits was filed against us and certain of our former and current directors or officers in the United States District Court for the District of South Carolina, Charleston Division, on behalf of a proposed class of investors who purchased or otherwise acquired our stock during the period between August 14, 2006, and February 29, 2008. The complaints seek class certification, and the allegations include, but are not limited to, allegations that the defendants violated the Exchange Act and made false or misleading public statements and/or omissions concerning our business, internal controls, and financial results. The individual class action lawsuits were consolidated on June 10, 2008, under the caption In Re Force Protection, Inc. Securities Litigation, Action No. 2:08-cv-845-CWH. On September 29, 2009, the court denied the defendants' motion to dismiss the plaintiffs' consolidated complaint, and the parties are engaging in discovery.

        Between March 27, 2008, and May 28, 2008, a series of shareholder derivative actions were filed in both state and federal courts against certain of our former and current directors and officers alleging that the individual defendants breached fiduciary duties, abused control, engaged in gross mismanagement and wasted corporate assets and were unjustly enriched. Recovery is sought for the benefit of the Company, which has been named a nominal defendant in each derivative action. The state court actions pending in South Carolina were consolidated on May 18, 2009. Defendants' motions to dismiss each of the state court derivative actions were denied, and the parties are engaging in discovery. Four derivative lawsuits pending in the United States District Court for the District of South Carolina, Charleston Division, were consolidated on March 31, 2009, under the caption In Re Force Protection,  Inc. Derivative Litigation, Action No. 2:08-cv-01907-CWH. The defendants' motion to dismiss this consolidated action is pending.

Other Disputes

        On August 21, 2007, we filed suit against Protected Vehicles, Inc. ("PVI") and three of PVI's employees (all of whom were former employees of Force Protection) in the United States District Court for the District of South Carolina. In the complaint, we alleged that the named defendants used our confidential information and trade secrets to create a competing business. We sought injunctive relief, unspecified damages, attorneys' fees and costs. The defendants answered our complaint and filed counterclaims against us. As of February 2, 2009, Force Protection Industries, Inc. and Force Protection, Inc. had entered into a settlement agreement with defendants, including the third-party purchaser of the bulk of PVI's assets (which includes certain rights and liabilities with respect to our suit against it), in which the defendants agreed to identify and return all our property and refrain from using it in the future, and agreed to dismiss all claims against us. As of June 4, 2009, we entered into a supplemental agreement with the third party purchaser in which that purchaser agreed to pay us $160,000 in exchange for a covenant not to sue for its continued use of certain files on PVI devices that were to have been identified and returned under the February 2, 2009 agreement.

        From February 2007 through October 2009, we have received a total of 74 complaints from current and former employees filed with the United States Equal Employment Opportunity Commission alleging, among other things, race and/or gender discrimination. We have responded to the complaints as such responses have become due, and are investigating the allegations.

        On November 13, 2007, we were served with a lawsuit filed by a former senior employee against Force Protection, Inc., Force Protection Industries, Inc. and former Force Protection officers. The complaint, filed in the Charleston (South Carolina) County Court of Common Pleas, alleges, among other things, that former employee is owed warrants of approximately 83,000 shares of our common stock and certain back wages and sets forth claims for, inter alia, breach of contract, violation of the South Carolina Payment of Wages Act, retaliatory wrongful discharge, and defamation. We answered the complaint on January 25, 2008. We entered into a settlement agreement and general release with the former employee on March 13, 2009.

        On June 26, 2009, a temporary independent contractor whose services we had terminated in 2007 filed a complaint against the Company in the United States District Court for the District of South Carolina, Charleston Division as Civil Action No. 2:09cv1708-DCN-BM, which alleges a violation under the employee protection provisions of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002, 18 U.S.C. §1514A. The former independent contractor alleges that we terminated his engagement in retaliation for his allegation of certain corporate governance, government contracting, accounting and other irregularities. We have filed a motion to dismiss these claims.

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

        In addition, compliance with the directives of the Directorate of Defense Trade Controls, or DDTC, may result in substantial expenses and diversion of management. Any failure to adequately address the directives of DDTC could result in civil fines or suspension or loss of our export privileges, any of which could have a material adverse effect on our business or financial position, results of operations, or cash flows.

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

ITEM 4.    RESERVED.

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

        The following table reflects the reported high and low sales prices of 2009 and 2008 of our common stock on the Nasdaq Capital Market.

	High	Low
2008
First Quarter	$5.74	$1.03
Second Quarter	$4.80	$2.00
Third Quarter	$4.40	$2.22
Fourth Quarter	$6.03	$1.70
2009
First Quarter	$7.22	$4.27
Second Quarter	$10.03	$4.73
Third Quarter	$6.00	$4.05
Fourth Quarter	$6.30	$4.29

        We estimate that there were 236 shareholders of record of our common stock as of February 26, 2010.

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

Performance Graph

Comparison of five-year cumulative return among Force Protection, Inc., the S&P 600 Small Cap, the S&P Small Cap Aerospace and Defense Indices, and the Peer Groups.

        The annual change in cumulative total shareholder return for the five-year period shown in the graph below is based on the assumption that $100 had been invested in each of our common stock, the S&P 600 Small Cap Index, the S&P 600 Small Cap Aerospace and Defense Index and the Peer Group on December 31, 2004, and that all quarterly dividends were reinvested at the average of the closing stock prices at the beginning and end of the quarter. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on December 31, 2009, assuming reinvestment of all dividends.

Force Protection, Inc., S&P 600 Small Cap,
S&P 600 Small Cap Aerospace and Defense, and Peer Groups(1).

	Force Protection, Inc.	S&P 600 Small Cap	S&P 600 Small Cap Aerospace and Defense	Current Peer Group	Old Peer Group
December 2004	$100.00	$100.00	$100.00	$100.00	$100.00
December 2005	$23.38	$107.66	$101.09	$104.60	$106.11
December 2006	$521.88	$123.92	$117.89	$113.01	$130.40
December 2007	$140.29	$123.55	$157.03	$142.28	$174.94
December 2008	$179.26	$85.17	$101.19	$80.14	$108.82
December 2009	$156.18	$106.89	$96.04	$93.01	$121.65

(1)
Total shareholder return assuming $100 invested on December 31, 2004 and reinvestment of dividends on quarterly basis.

Peer Groups

        The peer issuers included in the Current Peer Group are set forth below.

AAR Corp	Ducommun, Inc	Ladish Co., Inc.
AeroVironment, Inc.	GenCorp Inc.	LMI Aerospace, Inc.
Argon ST, Inc.	HEICO Corp.	Sparton Corporation
Ceradyne, Inc.	Hexcel Corp.	Stanley, Inc.
Cubic Corporation	Kratos Defense and Security Solutions, Inc.	Triumph Group, Inc.

        The peer issuers included in the Old Peer Group are set forth below.

AAR Corp	DynCorp International	Moog, Inc.
Ceradyne, Inc.	Esterline Technologies Corp.	Orbital Sciences Corporation
Cubic Corporation	GenCorp Inc.	Teledyne Technologies Inc.
Curtiss-Wright Corporation	HEICO Corp.	TransDigm Group, Inc.
Ducommun, Inc	Hexcel Corp.	Triumph Group, Inc.
LMI Aerospace, Inc.

        We compared our stock performance with the S&P 600 Small Cap Index, the S&P 600 Small Cap Aerospace and Defense Index and the Peer Group. We moved to a new Peer Group during 2009 in conjunction with the compensation analysis that was completed to reflect expectations regarding our revenue in the next year and appropriate market compensation levels in our peer group. We believe these peer groups more closely reflect our business and, as a result, provide a more meaningful comparison of our stock performance. The comparison for each of the periods assumes that $100 was invested on December 31, 2004, in our common stock, the stocks included in each of the indices and the peer group and that all dividends were reinvested. The stock performance shown on the graph above is not necessarily indicative of future price performance.

Recent Sales of Unregistered Securities

        On each of January 16, 2009, January 11, 2008 and January 1, 2007, in consideration for services rendered, we issued an employee 50,000 shares of unregistered company stock pursuant to a Board resolution dated July 7, 2006.

        With respect to the sales of our common stock described above, we relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the shares. The shares were sold to an accredited investor. The shares were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by us.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        The following table sets forth purchases of our common stock for the three months ended December 31, 2009.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
November 1, 2009 – November 30, 2009	89,360	$5.22	—	—
December 1, 2009 – December 31, 2009	3,274	$5.21	—	—

        Pursuant to outstanding restricted stock awards, 20 employees incurred a tax liability upon the vesting of shares during the fourth quarter of 2009. In order to comply with his or her minimum statutory federal and state tax withholding taxes plus Medicare, the employees surrendered an aggregate of 92,634 vested shares to the Company to satisfy his or her withholding obligations.

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

        The net income (loss) available to common shareholders for the years ended December 31, 2006, and 2005 was impacted by dividends and accretion for our Series D 6% convertible preferred stock. As of December 31, 2006, we removed the valuation allowance from the deferred tax asset as we expect to be able to utilize our net operating loss carryforwards for federal income tax purposes.

As of and for the year ended December 31,	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Results of Operations
Net sales	$977,051	$1,326,331	$890,672	$196,017	$49,713
Operating income (loss)	43,344	68,452	5,773	6,636	(15,630)
Income (loss) before income tax (expense) benefit	43,888	69,583	9,373	5,870	(14,405)
Income tax (expense) benefit	(14,428)	(22,664)	(1,721)	12,327	—
Net income (loss)	29,460	46,919	7,652	18,197	(14,405)
Net income (loss) available to common shareholders	29,460	46,919	7,652	16,574	(17,225)
Basic earnings (loss) per common share	$0.43	$0.69	$0.11	$0.37	$(0.51)
Diluted earnings (loss) per common share	$0.43	$0.69	$0.11	$0.36	$(0.51)
Weighted average common shares outstanding:
Basic	68,450	68,314	68,054	44,786	33,927
Diluted	69,066	68,393	68,404	50,428	33,927
Financial Position at Year-End
Property and equipment, net	$58,918	$61,429	$66,707	$8,964	$2,139
Total assets	447,088	418,024	474,670	280,414	39,777
Current liabilities	134,761	136,417	242,746	62,392	38,372
Other long-term liabilities	—	139	295	168	—
Convertible preferred stock(a)	—	—	—	—	7,901
Shareholders' equity (deficit)	$311,091	$278,327	$231,629	$217,854	$(6,497)

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
  Overview

  •
  Outlook

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

Overview

        We provide survivability solutions to support the armed forces of the United States and its allies which are in harm's way. We design, manufacture, test, deliver and support our blast- and ballistic-protected products to increase the survivability of the users of our products. Currently, we only have one segment of operations, our survivability solutions. Our specialty vehicles, which we believe are at the forefront of blast- and ballistic-protected technology, are designed to protect their occupants from landmines, hostile fire, and improvised explosive devices, referred to as IEDs. In addition, we develop, manufacture, test, deliver and support products and services aimed at further enhancing the survivability of our users against additional threats. Capitalizing on our strengths in survivability solutions, we are moving ahead to enhance the protection level of our armor kits as well as developing additional products to protect against rocket-propelled grenades and under body armor kits to mitigate blast effects on other military vehicles. We are a key provider of the U.S. military's Mine Resistant Ambush Protected ("MRAP") vehicle program and have sold and delivered over 3,000 vehicles under this program. We also provide our Cougar and Buffalo mine-protected vehicles to several foreign customers, including the U.K. Ministry of Defence, who has purchased three variants of our Cougar vehicle. Across all vehicle programs we have sold approximately 4,500 vehicles since 2005. We also provide long-term life cycle support services of our vehicles that involve development of technical data packages, supply of spares, field and depot maintenance activities, assignment of highly-skilled field service representatives, and advanced off-road driver and maintenance training programs. Our services are based on establishing and maintaining long-term relationships with the U.S. government and foreign military users.

        Our business is heavily influenced by the needs of the U.S. military for blast- and ballistic-protected wheeled vehicles. The U.S. Department of Defense is our largest customer. For the past several years, substantially all of our net sales have been derived from the U.S. government. We align our workforce to satisfy our business requirements.

        Financial highlights for the fiscal year ended December 31, 2009 include:

  •
  Record shipments of Buffalo vehicles for the year,

  •
  Expanded our business to include modernization, with sales of $233.2 million,

  •
  Sales from spares and sustainment increased 90.0% to $482.1 million,

  •
  Gross profit as a percentage of net sales increased 1.2% to 14.5%,

  •
  General and administrative expenses decreased 16.9% to $78.1 million,

  •
  Research and development expenses increased $5.8 million to $20.1 million, and

  •
  Net cash provided by operating activities increased $12.5 million to $49.5 million.

Outlook

        The global war on terrorism, especially in Iraq and Afghanistan, has confirmed that IEDs, landmines, explosively-formed projectiles and rocket-propelled grenades pose a significant threat to coalition military personnel and civilians. We believe the world market for blast-and ballistic-protected military vehicles and other survivability solutions will remain at high levels in the short-term. The 30,000 troop surge of forces to Afghanistan will take most of 2010 to achieve and additional MRAPs from original equipment manufacturers ("OEMs") will be required to support operations. Landmines and IEDs have been used extensively by terrorists and insurgent groups in Iraq and other areas because of their highly effective nature and relatively low cost. In 2009, U.S. forces began drawing down from Iraq. The long-term commitment of U.S. forces in Afghanistan is uncertain. Consequently, U.S. and international military departments are in the process of determining long-term roles for MRAPs. The future requirements for long-term life cycle logistics plans, as well as an important effort to reset and recapitalize vehicles that come out of theater, are still to be determined. MRAPs can be placed into permanent military organizations for convoy security, route clearance, explosive ordnance disposal and casualty evacuation, or be placed into prepositioned storage roles for regional response, or be sold to foreign military customers.

Our fiscal 2010 outlook is based on the following market assumptions and expectations:

  •
  A likely reduction of combat forces and our vehicles in Iraq, which will significantly reduce the operational tempo placed on our fleet, as well as the requirement for our field service representatives resourced to support units in that theater. Conversely, we expect growth of military forces, our vehicles and all MRAPs in Afghanistan, which will necessitate changes to our vehicles and increase sustainment/maintenance requirements,

  •
  Our current customers are expected to develop modernization and sustainment plans for our fielded fleet of vehicles and we will have to compete for the spares and sustainment support business for our fielded fleet of vehicles,

  •
  Uncertainty in defense spending, due to the current administration's defense strategy, as well as the dynamic macroeconomic and geopolitical conditions,

  •
  Challenges with the expansion of our customers, products and services both domestically and internationally. We will continue to try to capture contract awards for our products and services in a volatile marketplace,

  •
  Establishing long-term programs to include upgrades, remanufacture, and sustainment for our fleet of vehicles, and then expand this capability to sustaining all MRAPs universally,

  •
  Developing new products and services to bring to market, and

  •
  Rationalizing our cost structure to match our sales.

Strategic Outlook

        Our business strategy is focused on increasing shareholder value by providing products and services that are relevant, responsive, innovative, high-quality and affordable. We intend to maintain and expand our current business as a key supplier of survivability solutions, including protected vehicles, total life cycle support and other services, to the U.S. Department of Defense, other U.S. government agencies, foreign governments, and domestic and international commercial customers. Our strategy is focused on growing balanced diverse revenue and earnings through organic growth, cost containment, and selected acquisitions, enabling us to grow the Company. Specific components of the strategy, discussed in greater detail in Item 1, Business, include the following:

  •
  Improved performance on contracts,

  •
  Capitalize on our current business and grow sales organically,

  •
  Continuously improve our cost structure,

  •
  Introduce new products and invest in research and development, and

  •
  Diversify through selected acquisitions.

        We believe the global need for blast- and ballistic- protected military vehicles and other survivability solutions will remain high through 2011. The 30,000 troops' surge of force in Afghanistan is expected take most of 2010 to achieve and additional MRAPs are expected to be required to support operations in this theater. However, U.S. forces are expected to draw down from Iraq at the same time and many MRAPs will be transferred from Iraq to Afghanistan. The U.S. and foreign military departments are determining the current and future roles for MRAP vehicles. We expect a large number of our currently deployed vehicles will remain in service or be pre-positioned for rapid deployment. These vehicles will likely require an overhaul and modification to remain fit for their purpose. We will leverage our manufacturing skills and field services to support our customers in maintaining readiness for these highly valued assets. Although much of this work will involve large depot facilities, the magnitude of work could exceed our capacity and require partnerships to complete work on schedule.

        As we discussed in Item 9A, Controls and Procedures, in Part II of this Annual Report on Form 10-K, we have effective controls in place as of December 31, 2009. We will continue to devote our resources, in an amount we believe to be appropriate, to maintain these effective internal controls over our financial reporting and disclosures.

Results of Operations

        The following discussion and analysis is based on our consolidated statements of operations, which reflect our results of operations for the years ended December 31, 2009, 2008, and 2007, as prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP").

        The following tables present our vehicle sales and our results of operations for the years ended December 31, 2009, 2008, and 2007, as well as the percentage changes from year to year:

				Percentage Change
	For the year ended December 31,
				2009 vs. 2008	2008 vs. 2007
Units Sold	2009	2008	2007
Buffalo	123	81	85	52%	-5%
Cougar MRAP (Competitive)*	9	1,724	1,165	-99%	48%
Mastiff	24	180	78	-87%	131%
Ridgback	83	68	—	22%	n/m
Wolfhound	98	—	—	n/m	n/m
Cougar (all other variants)	37	14	230	164%	-94%
Cheetah	5	—	—	n/m	n/m

Total	379	2,067	1,558	-82%	33%

n/m—not meaningful

*
includes zero, 905 and 461 vehicles produced by GDLS for the years ended December 31, 2009, 2008 and 2007, respectively.

				Percentage Change
	For the year ended December 31,
				2009 vs. 2008	2008 vs. 2007
(in thousands)	2009	2008	2007
Net sales	$977,051	$1,326,331	$890,672	-26%	49%
Cost of sales	835,555	1,149,670	786,803	-27%	46%

Gross profit	141,496	176,661	103,869	-20%	70%
General and administrative expenses	78,052	93,950	84,044	-17%	12%
Research and development expenses	20,100	14,259	14,052	41%	1%

Operating income	43,344	68,452	5,773	-37%	1,086%
Other income, net	645	1,463	4,209	-56%	-65%
Interest expense, net	(101)	(332)	(609)	-70%	-45%

Income before income tax expense	43,888	69,583	9,373	-37%	642%
Income tax expense	(14,428)	(22,664)	(1,721)	-36%	1,217%

Net income	$29,460	$46,919	$7,652	-37%	513%

Results of Operations for the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Units sold

        The decrease in vehicles sold in 2009 compared to 2008 is primarily due to the completion of the sole source and competitive contracts awarded to us under the MRAP program during 2008. The vehicles sold pursuant to our MRAP Competitive Contract represented 9 vehicles, or 2%, of the vehicles sold in 2009 compared to 1,724 or 83% of the vehicles sold in 2008.

Net sales

        The decrease in net sales for the year ended December 31, 2009 compared with the year ended December 31, 2008 is attributable to a decrease in the volume of vehicle deliveries, partially offset by an increase in sales of modernization and spares and sustainment, which includes field service representatives, training, ILAV subcontractor revenues and technical publications. Modernization includes the supply and installation of independent suspension kits for our Cougars. Revenue in 2008 also included sales pursuant our arrangement with GDLS, which had minimal impact on our margin. The mix of vehicles delivered and spares and sustainment sales are set forth in the following table:

	For the year ended December 31,
(in thousands)	2009	2008	Percentage Change
Buffalo	$123,585	$57,034	117%
Cougar MRAP (Competitive)	6,768	903,192	-99%
Mastiff	11,388	74,885	-85%
Ridgback	35,837	25,699	39%
Wolfhound	50,173	—	n/m
Cougar (all other variants)	30,648	11,843	159%
Cheetah	3,362	—	n/m
Modernization	233,189	—	n/m
Spares and sustainment	482,101	253,678	90.0%

Total	$977,051	$1,326,331	-26%

n/m—not meaningful

Cost of sales and Gross profit

	For the year ended December 31,
(in thousands)	2009	2008
Cost of sales	$835,555	$1,149,670
Gross profit	$141,496	$176,661
Gross profit as a percentage of net sales	14.5%	13.3%

        The gross profit as a percentage of net sales increased by 1.2 percentage points for the year ended December 31, 2009 compared with the year ended December 31, 2008. The increase was primarily due to the absence of GDLS vehicle sales in 2009, for which we recognized minimal gross profit in 2008. The revenue on vehicles produced by GDLS totaled $479.5 million for the year ended December 31, 2008. There were no vehicles produced by GDLS under the MRAP Subcontract for the year ended December 31, 2009. The increase was partially offset by an average price decrease for Cougar MRAP vehicles delivered in 2009, $19.3 million of Cheetah expenses ($18.2 million of inventory and $1.1 million of other associated costs) incurred in 2009, $5.0 million of engineering expenses on the Cheetah incurred in 2009 and manufacturing costs associated with fewer vehicles produced in 2009.

General and administrative expenses

	For the year ended December 31,
(in thousands)	2009	2008
General and administrative expenses	$78,052	$93,950
As a percentage of net sales	8.0%	7.1%

        General and administrative expenses decreased $15.9 million for the year ended December 31, 2009 compared with the year ended December 31, 2008. This decrease is primarily due to a $4.9 million impairment charge for certain Roxboro, North Carolina assets in 2008, the $1.5 million contribution to the Medical University of South Carolina Foundation for brain trauma research in 2008 and a decrease in legal ($2.1 million) and accounting ($13.5 million) fees. These decreases were partially offset by $3.2 million costs to re-audit our 2006 financial statements, a $0.7 million impairment charge for certain custom machines, which both occurred during 2009, and a $1.9 million increase in advertising and marketing costs.

Research and development expenses

	For the year ended December 31,
(in thousands)	2009	2008
Research and development expenses	$20,100	$14,259
As a percentage of net sales	2.1%	1.1%

        Research and development expenses increased by approximately $5.8 million for the year ended December 31, 2009 as compared with the year ended December 31, 2008. The increase was primarily due to an increased level of expenditures on the Ocelot ($5.0 million).

Other income, net

	For the year ended December 31,
(in thousands)	2009	2008
Other income, net	$645	$1,463
As a percentage of net sales	0.1%	0.1%

        Other income decreased approximately $0.8 million for the year ended December 31, 2009 as compared with the year ended December 31, 2008, primarily due to lower interest income as a result of lower interest rates on cash investments, partially offset with a $0.2 million gain on our IST joint venture, which was established during 2009.

Interest expense, net

	For the year ended December 31,
(in thousands)	2009	2008
Interest expense, net	$101	$332
As a percentage of net sales	0.0%	0.0%

        Interest expense decreased $0.2 million for the year ended December 31, 2009 as compared with the year ended December 31, 2008, primarily due to lower costs related to the refinancing of the Company's line of credit.

Income tax expense

	For the year ended December 31,
(in thousands)	2009	2008
Income tax expense	$14,428	$22,664
As a percentage of net sales	1.5%	1.7%

        We recorded lower income tax expense for the year ended December 31, 2009 as a result of the decrease in our net sales and profitability compared to the year ended December 31, 2008. The effective income tax rates for the years ended December 31, 2009 and 2008 were 32.87% and 32.57%, respectively. See Note 10, Income Taxes, in the accompanying consolidated financial statements.

Net income

	For the year ended December 31,
(in thousands)	2009	2008
Net income	$29,460	$46,919
Diluted earnings per share	$0.43	$0.69

        Net income for the year ended December 31, 2009 decreased over 2008 primarily due to the $19.3 million Cheetah charge that we incurred during the third quarter of 2009 relating to the write-down of inventory ($18.2 million) and associated costs ($1.1 million).

Backlog

        The following table sets forth the number of vehicles included in our backlog as of December 31, 2009 and 2008. The backlog shown in the following table is "funded" backlog, meaning that it reflects vehicles for which we have received orders and for which funding has been appropriated and authorized for expenditure by the applicable agency. We cannot assure you that we will deliver or sell all of the vehicles included in our backlog. See Item 1A, Risk Factors in Part I of this Annual Report on Form 10-K.

	Vehicle Funded Backlog as of December 31,
	2009	2008
Buffalo	56	69
Cougar MRAP (Competitive)*	—	5
Mastiff	—	24
Ridgback	—	83
Cougar (all other variants)	4	28

Total	60	209

*
Refers to Cougar vehicles manufactured in 2008 under the GDLS Subcontract pursuant to which we and GDLS fulfill the MRAP Competitive Contract.

        On January 19, 2010, we received a modification under the U.K. Foreign Military Sales contract for 23 Mastiff Explosive Ordnance Disposal (EOD) variants totaling $16.1 million, which is subject to definitization.

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

Net sales

        The increase in net sales for the year ended December 31, 2008 compared with the year ended December 31, 2007 is attributable to an increase in the volume of vehicle deliveries and spare and sustainment (field service representatives, training, ILAV subcontractor revenues and technical publications). The mix of vehicles delivered and spares and sustainment sales are set forth in the following table:

	For the year ended December 31,
(in thousands)	2008	2007	Percentage Change
Buffalo	$57,034	$58,360	-2%
Cougar MRAP (Competitive)	903,192	552,907	63%
Mastiff	74,885	44,499	68%
Ridgback	25,699	—	n/m
Cougar (all other variants)	11,843	143,630	-92%
Spares and sustainment	253,678	91,276	178%

Total	$1,326,331	$890,672	49%

n/m—not meaningful

Cost of sales and Gross profit

	For the year ended December 31,
(in thousands)	2008	2007
Cost of sales	$1,149,670	$786,803
Gross profit	$176,661	$103,869
Gross profit as a percentage of net sales	13.3%	11.7%

        The gross profit as a percentage of net sales increased by 1.6 percentage points for the year ended December 31, 2008 compared with the year ended December 31, 2007. The increase was primarily a result of several factors:

  •
  cost savings resulting from increased material and labor efficiencies,

  •
  increased higher profit margin sales of spare parts and training services versus vehicle sales,

  •
  $9.2 million lower write-down of our raw material and supplies to their net realizable values in 2008, net of items used in production of $5.7 million of parts that had been previously written down, and

  •
  $5.7 million lower losses on purchase commitments.

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

        General and administrative expenses increased by approximately $9.9 million for the year ended December 31, 2008 compared with the year ended December 31, 2007. Demand for our blast- and ballistic-protected vehicles was substantially unchanged during 2008. We produced and shipped 1,162 vehicles (excluding those produced by GDLS) in 2008 versus 1,097 vehicles (excluding those produced by GDLS) in 2007, or an increase of 6%. The increase in general and administrative expense was primarily due to increased use of outside services in 2008 to restate each of the interim periods of 2007, related litigation and other litigation; costs related to excess capacity and impairment of certain Roxboro, North Carolina facility assets; the costs of reducing of our workforce by over 600 full-time equivalent positions to more closely align with current and anticipated reduced future business levels; implementation of a short-term incentive compensation plan for executives; and a one-time contribution to the Medical University of South Carolina Foundation for brain trauma research. These increases were partially offset by the absence of a liquidated damage charge incurred during the year ended December 31, 2007 related to our December 2006 Private Investment in Public Entity, or PIPE, stock offering because the registration statement for the PIPE shares was not declared effective within the required time frame.

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

        Research and development expense increased by approximately $0.2 million for the year ended December 31, 2008 compared with the year ended December 31, 2007. The increase was primarily due to an increase in prototype build activity. During 2008, we introduced Force Armor™, developed and finished a prototype of the Tactical Support Vehicle and developed the Cheetah M-ATV.

Other income, net

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

Interest expense, net

        Interest expense decreased $0.3 million for the year ended December 31, 2008 as compared with the year ended December 31, 2007 primarily due to lower costs related to the refinancing of the company's line of credit.

Income tax expense

        We recorded income tax expense for the year ended December 31, 2008 as a result of the increase in our net sales and profitability compared to the year ended December 31, 2007. The effective income tax rates for the year ended December 31, 2008 and 2007 were 32.57% and 18.36%, respectively. See Note 10, Income Taxes, in the accompanying consolidated financial statements.

Series D 6% convertible preferred stock dividends and accretion

        There are no preferred stock dividends or accretion of preferred stock in 2008 as all preferred stock was converted to common stock by year-end 2006.

Net income

	For the year ended December 31,
(in thousands)	2008	2007
Net income	$46,919	$7,652
Diluted earnings per share	$0.69	$0.11

        Net income for the year ended December 31, 2008 increased over 2007 primarily due to increased gross margins, partially offset by higher income tax expenses.

Liquidity and Capital Resources

        Our liquidity and available capital resources are impacted by operating, financing and investing activities. Our principal sources of liquidity are cash on hand and cash from operations, primarily from the U.S. government.

Sources and Uses of Cash

        Our primary sources of funding are cash flows from operations and from financing activities. Over the past three years, our funds were used primarily to fund working capital requirements and to make capital expenditures. The following chart shows the cash flows provided by or used in operating, investing, and financing activities for 2009, 2008, and 2007 (in thousands):

	For the year ended December 31,
(in thousands)	2009	2008	2007
Net cash provided by (used in) operating activities	$49,521	$37,031	$(9,075)
Net cash used in investing activities	(13,384)	(16,318)	(59,717)
Net cash provided by (used in) financing activities	147	(709)	3,470
Effect of exchange rate changes on cash	(31)	—	—

Increase (decrease) in cash and cash equivalents	$36,253	$20,004	$(65,322)

        We ended 2009 with $147.3 million of cash and cash equivalents, an increase from $111.0 million at the end of 2008 and an increase from $91.0 million at the end of 2007.

Cash Flow from Operating Activities

        Cash provided by operating activities increased by $12.5 million during the year ended December 31, 2009 compared to 2008. Below are the significant changes in working capital from December 31, 2008 to December 31, 2009:

Increases to Cash Flows from Operating Activities:

  •
  an increase in accounts payable of $38.8 million primarily resulting from (a) increased obligations at December 31, 2009 relating to ISS program procurement, including kit part purchases and system installations in Kuwait, and (b) the timing of purchases and related payments.

Decreases to Cash Flows from Operating Activities:

  •
  an increase in accounts receivable of $44.3 million resulting primarily from (a) an increase in our earned and unbilled accounts receivable balance due to a significant increase of "not-to-exceed" undefinitized contracts in 2009, whereby we cannot fully bill until the contracts are definitized although the products have been delivered, and (b) higher net sales in the fourth quarter of 2009 as compared to the fourth quarter of 2008,

  •
  a net increase in inventories of $6.3 million (excluding inventory cost write-downs to estimated net realizable value) resulting primarily from the timing of raw material purchases,

  •
  a decrease in the amount due to the United States government of $2.1 million, primarily due to approximately $29 million of payments for definitization settlements during 2009, partially offset by increased definitization reserve requirements for vehicles sold under our foreign military sales contracts and MRAP-related spare parts sales, and

  •
  a net increase of $1.1 million in the other components of working capital, excluding cash.

        The majority of our cash receipts are from the U.S. government and other foreign governments, and therefore the risk of default on payment of our accounts receivable as of December 31, 2009 is very low. However, the global credit crisis and recession in the United States and parts of Europe may have an impact on the U.S. and other government's ability to continue to fund defense contracts and programs or could result in delayed payments to its contractors in the future.

        Cash provided by operating activities increased by $46.1 million during the year ended December 31, 2008 compared to 2007. This change was primarily due to an increase in net income partially offset by an increase in working capital. Significant changes in working capital in 2008 included:

Increases to Cash Flows from Operating Activities:

  •
  a decrease in inventories of $39.9 million resulting primarily from a reduction in the purchase of raw material and supplies related to the MRAP program as its production cycle nears its end,

  •
  an increase in the amount due to the U.S. government of $20.0 million, primarily due to an increased definitization reserve requirement for vehicles sold under the FMS contracts, and

  •
  a net decrease of $11.0 million in other components of working capital, excluding cash.

Decreases to Cash Flows from Operating Activities:

  •
  a decrease in accounts payable of $94.9 million, reflecting an increase in payments to suppliers and a reduction in inventory purchases;

  •
  an increase in accounts receivable of $19.3 million resulting primarily from a change in sales mix (a higher portion of vehicles sold in the fourth quarter of 2008 did not have advance payments); and

  •
  a decrease in advance payment on contracts of $27.0 million, offset by a decrease in advances to subcontractor of $25.1 million, resulting from a reduction in the number of vehicles under contract for which we receive and make advance payments.

Cash Flow from Investing Activities

        Cash used in investing activities decreased by $2.9 million during 2009 compared with 2008 due to $5.0 million of reduced capital expenditures, partially offset by a $2.1 million investment in IST, our joint venture with NP Aerospace ("NPA").

        Cash used in investing activities decreased by $43.4 million during 2008 compared with 2007. During 2008, we expended approximately $16.3 million primarily to complete the expansion of our manufacturing capability and capacity that we began in 2007 and to upgrade our information technology infrastructure.

        As our business grew, we made several significant acquisitions and expanded our manufacturing capacity and infrastructure during 2007. In March 2007, we purchased the research and developmental testing facility of NEWTEC Services Group, Inc., located near Edgefield, South Carolina, for $5.5 million, $5.1 million of which was in cash. In March 2007, we purchased real and personal property located in Summerville, South Carolina, for $4.1 million in cash to use as a product development and logistic services training center. In July 2007, we purchased land and an approximately 430,000 square foot building in Roxboro, North Carolina, for $3.5 million that we intend to use for training and sustainment purposes. Also, in July 2007, we completed construction on and placed into service a 90,000 square foot warehouse facility at our corporate headquarters in Ladson, South Carolina, at a cost of approximately $3.5 million in cash. During 2007, we began to construct additional assembly lines. Construction in progress for the year ended December 31, 2007 totaled $31.3 million. Additionally, we made leasehold improvements totaling $10.2 million and purchased computer equipment and software totaling $4.0 million.

Cash Flow from Financing Activities

        Cash used in financing activities increased during 2009 compared with 2008 due to stock option exercises and a minimal change in other long-term liabilities. During the years ended December 31, 2009 and 2008, we did not issue common stock (except pursuant to exercises of employee options and grants of restricted stock awards) or debt to fund business activities.

        The amount reported as the Effect of foreign currency rate changes on cash relates to foreign currency translation reported in connection with operations of our United Kingdom subsidiary and IST joint venture initiated in 2009.

Current Liquidity and Capital Resources

        Our cash and cash equivalents as of December 31, 2009 were held for working capital purposes and were invested primarily in short-term United States Treasury bills and money market funds. We do not enter into investments for trading or speculative purposes.

        During 2008, we expended approximately $16.3 million to complete the expansion of our manufacturing capability and capacity and to upgrade our information technology infrastructure. We did not have any significant capital expenditures for manufacturing during 2009. During 2009, capital expenditures were $11.2 million, mostly due to upgrades of our information technology infrastructure as well as leasehold improvements. We do not expect any significant changes to capital expenditures in 2010 as compared to 2009.

        The amount of capital that we will require depends on several factors, including without limitation, the extent and timing of sales of our products, performance-based payments, inventory costs, costs of raw materials and components, labor costs, costs of improving our financial and accounting systems, the timing and costs associated with the expansion of our manufacturing, development, engineering and customer support capabilities, the timing and cost of our product development and enhancement activities and our operating results. We currently estimate that our cash flow will be sufficient to meet our presently budgeted capital expenditures and our other presently anticipated cash needs for the year ending December 31, 2010. In addition, we have available to us a $40 million line of credit, which expires on April 30, 2010, which we plan to replace with an appropriate credit facility at that time. After that time, we expect that we may need to obtain additional sources of capital, which may include borrowings or the issuance of debt or equity securities, including common stock, and there can be no assurance that such financing will be available to us when we need it or, if available, that the terms of any such financing will be satisfactory to us and not dilutive to our shareholders. Any failure to obtain necessary capital as and when required could have a material adverse effect on our business, prospects, financial position, results of operations and cash flows.

Off-Balance Sheet Arrangements

        In accordance with the definition under SEC rules, the following qualify as off-balance sheet arrangements:

  •
  any obligation under certain guarantees or contracts,

  •
  a retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity, or market risk support to that entity for such assets,

  •
  any obligation under certain derivative instruments, and

  •
  any obligation under a material variable interest held by the registrant in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to the registrant, or engages in leasing, hedging, or research and development services with the registrant.

        The following discussion addresses each of the above items for the Company.

        As of December 31, 2009, we do not have any obligation under certain guarantees or contracts as defined above.

        As of December 31, 2009, we do not have any retained or contingent interest in assets as defined above.

        As of December 31, 2009, we do not hold derivative financial instruments, as defined by FASB Accounting Standards Codification ("ASC") Topic 815, "Derivatives and Hedging."

        As of December 31, 2009, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2009 and 2008, we were not involved in any unconsolidated SPE transactions.

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

        Our consolidated contractual obligations as of December 31, 2009, are as follows:

(in thousands)	Total	2010	2011–2012	2013–2014	2015 and Thereafter
Operating lease obligations(a)(b)(d)	$12,827	$4,510	$4,708	$3,609	$—
Purchase obligations(b)(c)(d)	68,234	68,234	—	—	—
Other long-term liabilities(d)(e)	150	150	—	—	—

Total	$81,211	$72,894	$4,708	$3,609	$—

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

(d)
Because our future cash outflows are uncertain, the following liabilities are excluded from the table above: workers' compensation risks, deferred income taxes and our warranty reserve.

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

        The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but are not limited to: (1) revenue recognition; (2) allowance for doubtful accounts; (3) definitization and advance payments on contracts; (4) inventory costs and reserves; (5) asset impairments; (6) depreciable lives of assets; (7) economic lives and fair value of leased assets; (8) income tax reserves and valuation allowances; (9) fair value of stock options and restricted stock; (10) allocation of cost of sales and general and administrative expenses; and (11) litigation reserves. Future events and their effects cannot be predicted with certainty, and accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Actual results could differ from the estimates we have used.

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
Inventories
We state our inventories at the lower of cost or market value and net of the cost of obsolete items.
The determination of inventory valuation reserves requires management to make estimates and judgments on the future salability of inventories. Valuation reserves for obsolete and slow-moving inventory are estimated by comparing the inventory levels of individual parts to both future sales forecasts or production requirements and historical usage rates in order to identify inventory for which the resale value or replacement value is less than the inventoriable cost. Other factors that management considers in determining these reserves include whether individual inventory parts meet current specifications and can be substituted for a part currently being sold or used as a service part, overall market conditions, and other inventory management initiatives.
Our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for obsolete inventories. In the future, if our inventories are determined to be overvalued, we would be required to recognize such costs in our cost of sales at the time of such determination. Likewise, if our inventories are determined to be undervalued, we may have over-reported our costs of sales in previous periods and would be required to recognize such additional operating income at the time of sale.

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

In addition, we establish reserves for tax contingencies in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which was codified into ASC Topic 740, "Income Taxes."
A high degree of judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets. In the current year, it was determined that a valuation allowance was necessary for years ending December 31, 2007, 2008 and 2009 due to the inclusion of South Carolina state tax credits as a deferred tax asset. It is anticipated that these credits may not be fully utilized due to a low apportionment factor in the state. The valuation allowance for previous years had not been recorded in those years as the related deferred tax asset had not yet been booked.

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
Assessment of Loss Contingencies
We have legal and other contingencies, including product warranties and contract price definitization, which could result in significant losses upon the ultimate resolution of such contingencies.
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

Recent Accounting Pronouncements

        See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements for a description of the new accounting standards that are applicable to us.

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

        We buy and stock key steel materials at competitive current prices, based on projected trends of steel surcharge movement. Additionally, we add annual escalations and adjust prices for extraordinary circumstances to all steel long-term contracts. In cases where subcontractors purchase steel directly, we mirror supplier terms and conditions to customer terms and conditions to mitigate commodity risks.

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

/s/ MICHAEL MOODY MICHAEL MOODY Chairman, Chief Executive Officer and President	/s/ CHARLES MATHIS CHARLES MATHIS Chief Financial Officer
March 8, 2010

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Force Protection, Inc.:

        We have audited the accompanying consolidated balance sheets of Force Protection, Inc. (a Nevada corporation) and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Force Protection, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Force Protection, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 8, 2010, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Grant Thornton LLP

Columbia, South Carolina
March 8, 2010

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Force Protection, Inc.:

        We have audited Force Protection, Inc. (a Nevada Corporation) and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Force Protection, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 8, 2010 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Columbia, South Carolina
March 8, 2010

Force Protection, Inc. and Subsidiaries

Consolidated Balance Sheets

	As of December 31,
	2009	2008
	(In Thousands, Except Share Data)
Assets
Current assets:
Cash and cash equivalents	$147,254	$111,001
Accounts receivable, net of allowance for doubtful accounts of none in 2009 and 2008	143,480	138,449
Inventories	74,075	88,502
Deferred income tax assets	16,235	15,572
Income taxes receivable	1,352	—
Other current assets	3,031	2,417

Total current assets	385,427	355,941
Property and equipment, net	58,918	61,429
Investment in unconsolidated joint venture	2,541	—
Intangible assets, net	202	654

Total assets	$447,088	$418,024

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$86,588	$47,115
Due to United States government	25,965	39,015
Advance payments on contracts	1,164	29,504
Other current liabilities	21,044	20,783

Total current liabilities	134,761	136,417
Deferred income tax liabilities	1,236	3,141
Other long-term liabilities	—	139

	135,997	139,697

Commitments and contingencies
Shareholders' equity:
Common stock, $.001 par value; 300,000,000 shares authorized; issued and outstanding 69,786,419 in 2009 and 68,349,162 in 2008	70	68
Additional paid-in capital	260,112	256,939
Accumulated other comprehensive income	129	—
Retained earnings	50,780	21,320

Total shareholders' equity	311,091	278,327

Total liabilities and shareholders' equity	$447,088	$418,024

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

Force Protection, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the year ended December 31,
	2009	2008	2007
	(In Thousands, Except Per Share Data)
Net sales	$977,051	$1,326,331	$890,672
Cost of sales	835,555	1,149,670	786,803

Gross profit	141,496	176,661	103,869
General and administrative expenses	78,052	93,950	84,044
Research and development expenses	20,100	14,259	14,052

Operating income	43,344	68,452	5,773
Other income, net	645	1,463	4,209
Interest expense, net	(101)	(332)	(609)

Income before income tax expense	43,888	69,583	9,373
Income tax expense	(14,428)	(22,664)	(1,721)

Net income	$29,460	$46,919	$7,652

Earnings per common share:
Basic	$0.43	$0.69	$0.11

Diluted	$0.43	$0.69	$0.11

Weighted average common shares outstanding:
Basic	68,450	68,314	68,054

Diluted	69,066	68,393	68,404

The accompanying notes to consolidated financial statements are an integral part of these statements.

Force Protection, Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity

(In Thousands, Except Share Data)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Comprehensive Income
Balance at December 31, 2006	66,762,565	$67	$251,038	$(33,251)	$—	$217,854
Net income				7,652		7,652	7,652
Issuance for:
Cash—Private placement	(27,700)	Nil	—	—	—	—	—
Employee stock option exercises	1,415,481	1	1,335	—	—	1,336	—
Employee and board of director stock grants	97,302	Nil	Nil	—	—	—	—
Third-party agreements	—	Nil	—	—	—	—	—
Stock-based compensation	—	—	2,511	—	—	2,511	—
Income tax effect realized from stock transactions	—	—	2,276	—	—	2,276	—

Balance at December 31, 2007	68,247,648	68	257,160	(25,599)	—	231,629	7,652

Net income				46,919		46,919	46,919
Issuance for:							—
Employee stock option exercises	31,000	Nil	46	—	—	46	—
Employee and board of director stock grants	70,514	Nil	Nil	—	—	—	—
Stock-based compensation	—	—	270	—	—	270	—
Income tax effect realized from stock transactions	—	—	(537)	—	—	(537)	—

Balance at December 31, 2008	68,349,162	68	256,939	21,320	—	278,327	46,919

Net income	—	—	—	29,460	—	29,460	29,460
Foreign currency translation adjustments, net of tax of $71	—	—	—	—	129	129	129
Issuance for:							—
Employee stock option exercises	29,998	Nil	81	—	—	81	—
Employee and board of director stock grants, net of shares cancelled/ forfeited	1,407,259	2	(507)	—	—	(505)	—
Stock-based compensation	—	—	3,393	—	—	3,393	—
Income tax effect realized from stock transactions	—	—	206	—	—	206	—

Balance at December 31, 2009	69,786,419	$70	$260,112	$50,780	$129	$311,091	$29,589

The accompanying notes to consolidated financial statements are an integral part of these statements.

Force Protection, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2009	2008	2007
	(In Thousands)
Cash flows from operating activities:
Net income	$29,460	$46,919	$7,652

Adjustments to reconcile net income to net cash provided by (used in) operating activities—
Depreciation and amortization	13,969	12,761	5,810
Deferred income tax (benefit) provision	(2,639)	3,058	(3,699)
Income tax effect realized from stock transactions	(206)	537	(2,276)
Stock-based compensation	2,886	270	2,511
Allowance for doubtful accounts	—	(323)	278
Provision for asset impairment	748	4,947	—
Provision for inventory	20,700	12,269	15,772
Warranty reserve	(407)	1,546	1,844
Reserve for loss on firm purchase commitments	—	148	5,871
Loss on disposal of property and equipment	155	61	—
Equity in earnings of unconsolidated joint venture	(159)	—	—
(Increase) decrease in assets—
Accounts receivable	(44,277)	(19,332)	(77,037)
Inventories	(6,273)	39,868	(96,015)
Advances to subcontractor	—	25,106	(25,106)
Income taxes receivable	(1,352)	6,565	(4,289)
Other current assets	(613)	6,064	(8,108)
Increase (decrease) in liabilities—
Accounts payable	38,799	(94,872)	103,060
Advance payments on contracts	(11)	(27,048)	43,728
Due to United States government	(2,133)	20,046	12,946
Other current liabilities	874	(1,559)	7,983

Total adjustments	20,061	(9,888)	(16,727)

Net cash provided by (used in) operating activities	49,521	37,031	(9,075)

Cash flows from investing activities:
Purchases of marketable securities	(9,985)	—	—
Proceeds from maturity of marketable securities	9,985	—	—
Capital expenditures	(11,235)	(16,318)	(59,717)
Investment in unconsolidated joint venture	(2,149)	—	—

Net cash used in investing activities	(13,384)	(16,318)	(59,717)

Cash flows from financing activities:
Proceeds from issuance of common stock	80	46	1,336
Income tax effect realized from stock transactions	206	(537)	2,276
Net decrease in other long-term liabilities	(139)	(218)	(142)

Net cash provided by (used in) financing activities	147	(709)	3,470

Effect of foreign currency rate changes on cash	(31)	—	—

Increase (decrease) in cash and cash equivalents	36,253	20,004	(65,322)
Cash and cash equivalents at beginning of year	111,001	90,997	156,319

Cash and cash equivalents at end of period	$147,254	$111,001	$90,997

Supplemental cash flow information:
Cash paid during the period for
Income taxes	$16,678	$8,861	$9,940
Interest, net of amounts capitalized	$144	$302	$616
Supplemental schedule of noncash investing and financing activities:
Property and equipment additions in accounts payable	$950	$273	$4,801
Note payable, net of discount, issued as consideration for non-compete agreement	$—	$—	$390

The accompanying notes to consolidated financial statements are an integral part of these statements.

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Organization and Description of the Business

        Force Protection, Inc. provides survivability solutions to support the armed forces of the United States and its allies which are in harm's way. We design, manufacture, test, deliver and support our blast- and ballistic-protected products to increase the survivability of the users of our products. Our specialty vehicles, which we believe are at the forefront of blast- and ballistic-protected technology, are designed to protect their occupants from landmines, hostile fire, and improvised explosive devices ("IEDs"). In addition, we develop, manufacture, test, deliver and support products and services aimed at further enhancing the survivability of our users against additional threats. Capitalizing on our strengths in survivability solutions, we are moving beyond single threat products like our armor kits as well as developing additional products to protect against rocket-propelled grenades and under body armor kits to mitigate blast effects on other military vehicles. We are a key provider of the U.S. military's Mine Resistant Ambush Protected ("MRAP") vehicle program and have sold and delivered over 3,000 vehicles under this program. We also provide our Cougar and Buffalo mine-protected vehicles to several foreign customers, including the U.K. Ministry of Defence which has purchased three variants of our Cougar vehicle. Across all vehicle programs we have sold approximately 4,500 vehicles since 2005. We also provide long-term life cycle support services of our vehicles that involve development of technical data packages, supply of spares, field and depot maintenance activities, assignment of highly-skilled field service representatives, and advanced off-road driver and maintenance training programs. Our services are based on establishing and maintaining long-term relationships with the U.S. government and foreign military users.

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

Use of Estimates

        The preparation of our consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but are not limited to: (1) revenue recognition; (2) allowance for doubtful accounts; (3) definitization and advance payments on contracts; (4) inventory costs and reserves; (5) asset impairments; (6) depreciable lives of assets; (7) economic lives and fair value of leased assets; (8) income tax reserves and valuation allowances; (9) fair value of stock options and restricted stock; (10) allocation of cost of sales and general and administrative expenses; and (11) contingent liabilities, warranty, and litigation reserves. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes.

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

Customer Concentration

        Substantially all of our revenue comes from our U.S. Department of Defense contracts either as a prime contractor or as a subcontractor to another prime contractor to the U.S. government. Revenue from contracts for which we are the prime contractor approximated 90%, 96% and 94%, of Net sales for the years ended December 31, 2009, 2008 and 2007, respectively. Our accounts receivable from the U.S. government as of December 31, 2009 and 2008 were 85% and 83% of our accounts receivable, respectively.

Law and Regulations

        As a result of our U.S. Department of Defense contracts, we are required to participate in the U.S. government contracting process, which involves extensive statutes, regulations and requirements of the U.S. government agencies and entities that govern these programs, including award, administration, funding, and performance of contracts. These statutes and regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, federal national security, contract pricing and cost, funding, contract termination and adjustment, audit, and protection of classified information requirements. Our failure to comply with these regulations and requirements could result in reductions of the value of contracts, contract modifications or termination, loss of security clearance, the assessment of civil or criminal penalties and fines, the inability to win new contracts, and lead to suspension or debarment from government contracting or subcontracting for a period of time, any of which could have a material adverse effect on our financial position, results of operations, and cash flows.

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

        In addition, some of our product components are manufactured in and supplied from foreign countries. If import tariffs or taxes increase for any reason, our cost of goods would increase. Our financial performance could be adversely affected by changes in the political, social and economic environment in these foreign countries. The role of the central and local governments in the economies of these foreign countries may be significant. Policies toward economic liberalization, and laws and policies affecting foreign companies, foreign investment, currency exchange rates and other matters could change, resulting in greater restrictions on our ability to do business with suppliers based in other countries. A foreign government could impose surcharges, increase tax rates, or revoke, terminate or suspend operating licenses without compensating us. In addition, the U.S. government could impose charges and taxes and could take other actions that could make it more expensive for us to obtain components from sources in foreign countries or could prevent us from acquiring those components. Also, other countries, from time to time, experience instances of civil unrest and hostilities and confrontations have occurred between the military, insurgent forces, and civilians. If for these or any other reason, we are unable to obtain required components from foreign sources as and when required,

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

or at all, it could have a material adverse effect on our financial position, results of operations, and cash flows.

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

        We define formal acceptance under a U.S. government contract for vehicles and spares as taking place when a representative of the U.S. government signs the United States Form DD250 entitled "Material Inspection and Receiving Report." Under the Federal Acquisition Regulation ("FAR"), a signed Form DD250 signifies contractual inspection and acceptance by the United States of the work performed by Force Protection. A signed Form DD250 also is the event contractually obligating the U.S. government to pay us for the approved goods or services (subject to any "definitization" contractual adjustment(s), as discussed below).

        In accordance with standard industry practice, there is a representative from the United States Defense Contract Management Agency ("DCMA") acting as a contractual representative of the U.S. government present at our facilities. This DCMA representative inspects each vehicle as it is delivered by us, and upon confirmation of the vehicle's conformity with the contractual specifications, the inspector or other contractually designated official signs the Form DD250 and formally accepts delivery of the vehicle. We only recognize vehicle and spares revenues arising from our U.S. government contracts upon execution of the Form DD250 by the DCMA inspector.

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

        We recognize revenue from other items, such as foreign and domestic user training, field support (including vehicle repairs), performing vehicle modifications, and providing test support to the U.S. government for its vehicle testing, when we meet four basic criteria: (i) persuasive evidence that a customer arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) delivery of product has occurred or services have been rendered.

        We negotiate contracts with our customers that may include revenue arrangements with multiple deliverables. We account for each deliverable under a contract separately. Historically, we negotiate and sign contracts with our customers that provide a contract amount and specific terms and conditions associated with each deliverable.

        Substantially all shipping and handling costs are expensed as incurred and included in Cost of sales.

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

Definitization / Due to U.S. Government

        Our contracts with the U.S. government and other foreign customers are negotiated as either a "sole source" or "open competition" bid process. A sole source process is one in which we are the sole bidder for the contract. An open competition could involve various bidders. Once a bid is accepted, the U.S. government usually expects work to commence immediately. An open competition results in a final agreed-upon contract price to which the U.S. government has agreed. A sole source process results in an agreed-upon contract with the U.S. government, subject to an adjustment process at a later date, termed the "definitization process." The definitization process commences upon awarding of a contract, whereby the U.S. government undertakes a detailed review of our costs involved in the manufacturing and delivery process. We then work with the U.S. government to determine an adequate and fair final contract price. We have the right to submit proposed prices, but they are subject to final review and approval by the contracting officer, who may require that we use different prices. Although both parties make an effort to definitize the contract as quickly as possible, the process is time consuming and can take months to complete. In addition, if an agreement is not reached as to price by a specific date, the contracting officer may unilaterally determine a price. During definitization, we are usually required to perform the contract work and make deliveries before the final contract price has been established. For this reason, as part of the original award, we bill the U.S. government at a predetermined price that is used for invoicing and accounting purposes pending final definitization.

        As a result of the adjustments related to the definitization process, we recognize a liability, Due to United States government, and reduce gross sales to arrive at net sales. As of December 31, 2009 and 2008, our liability for contracts subject to the definitization process has been determined based upon our estimate of final contract prices or subsequently negotiated settlements.

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

Inventories

        We carry our inventories at the lower of their cost or market value, reduced by reserves for obsolete items. Cost is determined using the first-in, first-out ("FIFO") method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence and other factors in evaluating net realizable value.

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

        The ranges of estimated useful lives of our property and equipment are as follows:

Years
Building and building improvements	5–29
Leasehold improvements	2–5
Machinery and equipment, including tooling and molds	5–7
Computer equipment and software	3
Furniture and fixtures	3–7
Demonstration and other vehicles	5
Manuals	5

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

        We retain fully depreciated assets in property and accumulated depreciation accounts until we remove them from service. In the case of sale, retirement, or disposal, the asset cost and related accumulated depreciation balance are removed from the respective account, and the resulting net amount, less any proceeds, is included as a component of income from operations in the consolidated statements of operations.

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

        We assess the potential impairment of our equity method investments at least annually, or when events and circumstances occur that may indicate impairment. We determine fair value based on valuation methodologies, as appropriate, including the present value of estimated future cash flows, estimates of sales proceeds, and external appraisals. If an investment is determined to be impaired and the decline in value is other than temporary, we record a write-down.

Stock-Based Compensation

        As of December 31, 2009 and 2008, Force Protection had a formal stock-based compensation plan, the Force Protection, Inc. Stock Incentive Plan ("Stock Incentive Plan"), which was approved by Company's shareholders in 2008. The purpose of the Stock Incentive Plan is to attract, retain and motivate officers, directors and key employees (including prospective employees), consultants and others who may perform services for Force Protection, to compensate them for their contributions to the long-term growth and profits of Force Protection and to encourage them to acquire a proprietary interest in our success.

        Awards may be made under the Stock Incentive Plan in the form of any of the following, in each case in respect of common stock: (a) stock options, (b) stock appreciation rights, (c) restricted shares, (d) restricted stock units, (e) dividend equivalent rights and (f) other equity-based or equity-related awards, such as the grant or offer for sale of unrestricted shares of common stock and performance share awards and performance units settled in cash in such amounts and subject to such terms and conditions as the Compensation Committee may determine. Such awards may entail the transfer of actual shares of common stock to award recipients and may include awards designed to comply with or

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

take advantage of the applicable local laws of jurisdictions other than the United States that the Compensation Committee determines to be consistent with the purposes of the Stock Incentive Plan and the interests of Force Protection.

        As approved by shareholders, the total number of shares of common stock that may be granted under the Stock Incentive Plan is 5,200,000.

        Stock options granted under the Stock Incentive Plan during 2009 and 2008 will have contractual terms not to exceed 10 years (or 5 years for 10% shareholders) with respect to incentive stock options and generally vest ratably over three years. Restricted stock granted under the Stock Incentive Plan during 2009 and 2008 will generally vest ratably over three years.

        Prior to 2008, Force Protection did not have a formal stock option plan. However, we provided stock-based compensation to some of our employees in the form of stock options and shares of our common stock.

Warranty

        Our sales contracts generally include a warranty that our products are free from defects in design, material, and workmanship for a period of one year from the acceptance date. As of 2009, the number of vehicles covered under warranty are less than 2008 and 2007 due to lower vehicle shipments. The warranty does not apply to any damage or failure to perform caused by the misuse or abuse of the vehicle, combat damage, fair wear-and-tear items (brake shoes, wiper blades, etc.), or by the customer's failure to perform proper maintenance or service on the supplies. We base our warranty accruals on estimates of the expected warranty costs that incorporate historical information and forward assumptions about the nature, frequency, and average cost of warranty claims. Warranty costs are included in Cost of sales.

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

Advertising Costs

        We expense costs of print and other advertisements as incurred. Advertising expenses, included in General and administrative expenses, within the accompanying consolidated statements of operations, approximated $2.5 million in 2009, $0.6 million in 2008 and $0.8 million in 2007.

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

Income Taxes

        We provide for income taxes using the asset and liability method. This approach recognizes the amount of federal, state, and local taxes payable or refundable for the current year, as well as deferred tax assets and liabilities for the future tax consequence of events recognized in the consolidated financial statements and income tax returns. Deferred income tax assets and liabilities are adjusted to recognize the effects of changes in tax laws or enacted tax rates. In addition, we establish reserves for tax contingencies in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which was codified into Topic 740, "Income Taxes." We include interest and penalties related to federal and state income taxes, if any, as a component of Income tax expense.

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

Accumulated Comprehensive Income

        Accumulated comprehensive income consisted of $0.1 million and zero foreign exchange translation adjustments as of December 31, 2009 and 2008, respectively.

Earnings per Common Share

        The calculation of basic earnings per common share is based on the weighted-average number of our common shares outstanding during the applicable period. The calculation for diluted earnings per common share recognizes the effect of all potential dilutive common shares that were outstanding during the respective periods, unless their impact would be anti-dilutive.

Fair Value of Financial Instruments

        FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, which was primarily codified into Topic 825, "Financial Instruments," requires disclosures of the fair value of financial instruments. Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and amounts due to United States government. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and amounts due to the U.S. government, approximate their fair value because of the short-term maturity and highly liquid nature of these instruments. The carrying values of our financial instruments approximate their fair value as of December 31, 2009 and 2008.

Translation of Foreign Currencies

        The functional currencies for our international operations are their respective local currencies. We translate foreign currency balance sheets from the international business units' functional currency to the U.S. dollar at the end-of-period exchange rates, and earnings statements at the average exchange rates for each period. The resulting foreign currency translation adjustments are a component of accumulated other comprehensive income, which is included in shareholders' equity in the

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

accompanying consolidated balance sheets. The effect of changes in foreign exchange rates on non-U.S. cash balances was not material in each of the past three years.

Recent Accounting Pronouncements

        In April 2008, the Financial Accounting Standard Board ("FASB") issued FASB Staff Position ("FSP") FAS No. 142-3, Determination of Useful Life of Intangible Assets, which was codified into Topic 350 "Intangibles—Goodwill and Other" in the Accounting Standards Codification ("ASC"). This guidance amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset and requires expanded disclosure related to the determination of intangible asset useful lives. This guidance is effective for fiscal years beginning after December 15, 2008. Earlier adoption was prohibited. We adopted this guidance in the first quarter of 2009 and it did not have a material impact on our consolidated financial position, results of operations and cash flows.

        In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which was codified into Topic 820 "Fair Value Measurements and Disclosures," which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value. Specifically, this guidance clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. This guidance does not expand the use of fair value to any new circumstances, and must be applied on a prospective basis, except in certain cases. This guidance also requires expanded financial statement disclosures about fair value measurements, including disclosure of the methods used and the effect on earnings.

        In February 2008, FSP FAS No. 157-2, Effective Date of FASB Statement No. 157, was issued, which was primarily codified into Topic 820 "Fair Value Measurements and Disclosures." This guidance defers the effective date for nonfinancial assets and nonfinancial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Examples of items within the scope of this guidance are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant, equipment and intangible assets measured at fair value for an impairment assessment.

        The adoption of FASB Statement No. 157, including FSP FAS No. 157-2, which were codified into Topic 820 "Fair Value Measurements and Disclosures," did not have a material impact on our consolidated financial position, results of operations and cash flows. The Company adopted this guidance for financial assets and liabilities on January 1, 2008, and for nonfinancial assets and liabilities on January 1, 2009.

        In April 2009, FSP FAS 107-1/APB 28-1 was issued, which was primarily codified into Topic 825 "Financial Instruments" in the ASC. This guidance requires disclosures about fair values of financial instruments in interim and annual financial statements. Prior to the issuance of this guidance, disclosures about fair values of financial instruments were only required to be disclosed annually. We adopted this guidance beginning in the second quarter of 2009 and it did not have a material impact on our consolidated financial position, results of operations and cash flows.

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

        In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events, which was primarily codified into Topic 855 "Subsequent Events" in the ASC. This guidance defines a date through which management must evaluate subsequent events, and lists the circumstances which an entity must recognize and disclose events or transactions occurring after the balance sheet date. It is effective prospectively for interim and annual periods ending after June 15, 2009. We adopted this guidance on June 30, 2009. This guidance did not have a material impact on our consolidated financial position, results of operations and cash flows.

        In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which was codified into Topic 105 "Generally Accepted Accounting Standards." This guidance launched the FASB Accounting Standards Codification that is the single source of non-SEC authoritative GAAP. It is effective for interim and annual periods beginning after September 15, 2009. We adopted this guidance as of September 30, 2009. This guidance did not have a material impact on our consolidated financial position, results of operations and cash flows.

        In August 2009, the FASB issued Update No. 2009-05 ("ASU 2009-05"), an update to Topic 820 "Fair Value Measurements and Disclosures," which clarified how to measure the fair value of liabilities in circumstances when a quoted price in an active market for the identical liability is not available. ASU 2009-05 was effective for the first reporting period beginning after the issuance of this standard. We adopted ASU 2009-05 in the fourth quarter of 2009 and it did not have an impact on our consolidated financial position, results of operations and cash flows.

        In October 2009, the FASB issued Update No. 2009-13 ("ASU 2009-13"), an update to Topic 605 "Revenue Recognition," which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue recognition arrangements entered into or materially modified beginning in fiscal years on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial position, results of operations and cash flows, if any.

        In February 2010, the FASB issued Update No. 2010-09 ("ASU 2010-09"), an update to Topic 855 "Subsequent Events," which clarified that subsequent events should be evaluated through the date the financial statements are issued. In addition, this update no longer requires a filer to disclose the date through which subsequent events have been evaluated. This guidance is effective for financial statements issued subsequent to February 26, 2010. We adopted this guidance on this date. This guidance did not have a material impact on our consolidated financial position, results of operations and cash flows.

        We have determined that all other recently issued accounting guidance will not have a material impact on our consolidated financial position, results of operations and cash flows, or do not apply to our operations.

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Accounts Receivable

        Accounts receivable consists of the following (in thousands):

	As of December 31,
	2009	2008
United States government	$122,070	$114,230
Other accounts receivable	21,410	24,219

Accounts receivable, net	$143,480	$138,449

        Other accounts receivable includes amounts that relate to non-government entities and the sale of excess raw materials to suppliers. Any gain or loss on the sale of excess raw materials is included in Other income, net in the accompanying consolidated statements of operations. As of December 31, 2009 and 2008, our accounts receivable included $57.2 million and $8.6 million, respectively, of earned and unbilled accounts receivable, of which $6.4 million and zero, respectively, is earned and unbilled to Integrated Survivability Technologies Limited and $50.8 million and $8.6 million, respectively, is earned and unbilled to the U.S. government. The earned and unbilled accounts receivable balances as of December 31, 2009 and December 31, 2008 primarily result from "not-to-exceed" undefinitized contracts whereby we cannot fully bill until the contracts are definitized although the products have been delivered.

        The following is the activity related to our allowance for doubtful accounts (in thousands):

For the year ended December 31,	Balance at Beginning of Period	Additions and Charges to Expense	Deductions and Accounts Written Off	Balance at End of Period
2009	$—	$—	$—	$—

2008	$323	$—	$(323)	$—

2007	$45	$278	$—	$323

3. Inventories

        Inventories consist of the following (in thousands):

	As of December 31,
	2009	2008
Raw material and supplies	$57,026	$64,857
Work in process	16,099	23,645
Finished goods	950	—

Inventories	$74,075	$88,502

        Due to obsolete inventories and to account for our inventory at the lower of cost or market, we reduced the cost basis of our raw material and supplies and charged to Cost of Sales $20.7 million, $12.3 million and $15.8 million during the years ended December 31, 2009, 2008 and 2007, respectively.

        Work in process consists of vehicles and subassemblies in process and overhead costs capitalized in ending inventory.

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Inventories (Continued)

        Total inventory relating to the Cheetah vehicles submitted for the M-ATV competition at December 31, 2009 is $3.0 million. We reduced the net realizable value of these Cheetah vehicles in inventory by $18.2 million during the third quarter of 2009 to reflect our estimate of the current market value of this inventory. Although we were not selected in the M-ATV competition for our Cheetah vehicles, we are actively pursuing other opportunities with some potential customers and believe that we can recover the remaining value of this inventory after this write-down.

4. Property and Equipment

        Property and equipment consist of the following (in thousands):

	As of December 31,
	2009	2008
Land	$4,419	$4,419
Buildings	13,246	12,669
Leasehold improvements	15,661	13,988
Machinery and equipment; including tooling and molds	33,451	32,421
Computer equipment and software	15,297	9,062
Furniture and fixtures	3,668	3,580
Demonstration and other vehicles	2,657	2,539
Manuals	705	705

	89,104	79,383
Less: Accumulated depreciation	(31,887)	(18,683)

	57,217	60,700
Construction in progress	1,701	729

Property and equipment, net	$58,918	$61,429

        The amount of fully depreciated assets, depreciation expense, and rent expense under operating leases is as follows (in thousands):

	As of and for the year ended December 31,
	2009	2008	2007
Fully depreciated assets	$3,794	$344	$134

Depreciation expense	$13,517	$12,060	$5,225

Rent expense:
Minimum rent payments	$3,818	$2,564	$1,966
Contingent and other rents	755	875	846

Total rent expense	$4,573	$3,439	$2,812

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Property and Equipment (Continued)

Significant Asset Acquisitions

        In January 2008, we placed into service a new automotive integrated assembly line for use in producing our Cougar vehicles at a total cost of $19.2 million.

        In July 2007, we purchased land and an approximately 430,000 square foot building in Roxboro, North Carolina for $3.5 million in cash, which we originally planned to use as a manufacturing plant. We allocated approximately $0.8 million to land and $2.7 million to the building. During 2008, we completed the renovation of our Roxboro facility and capitalized costs as building improvements of approximately $5.8 million (see Asset Impairment discussion below). In May 2009, we began to use the Roxboro facility for training purposes.

Leases

        We lease buildings located on a single campus in Ladson, South Carolina under non-cancelable operating leases originally expiring on June 30, 2009, with four separate five-year renewal options which must be exercised six months prior to the expiration of the lease term. On December 22, 2008, we renewed four of the five leases for an additional five-year term so that they now expire on June 30, 2014. On July 27, 2009, we renewed the fifth lease and it now also expires on June 30, 2014.

        Our other operating leases generally have 1- to 3-year terms, with one or more renewal options, with terms to be negotiated at the time of renewal. Contingent rents are included in rent expense in the year incurred. The excess of cumulative rent expense (recognized on the straight-line basis) over cumulative rent payments made on leases with fixed escalation terms is recognized as straight-line rental accrual and is included in Other current liabilities in the accompanying consolidated balance sheets, as follows (in thousands):

	As of December 31,
	2009	2008
Straight-line rental accrual	$90	$174

        Future minimum lease payments at December 31, 2009, for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows (in thousands):

For the year ending December 31,	Amount
2010	$4,510
2011	2,427
2012	2,281
2013	2,351
2014	1,258
2015 and thereafter	—

Total	$12,827

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Property and Equipment (Continued)

Construction in Progress

        Amounts in construction in progress as of December 31, 2009 related primarily to engineering software, paint booth equipment and the expansion of our research and development facility located in Edgefield, South Carolina. Amounts in construction in progress as of December 31, 2008 related primarily to information technology upgrades and leasehold improvements at our new Sterling Heights, Michigan office.

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

5. Intangible Assets

        Intangible assets consist of the following (in thousands):

	December 31, 2009			December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Licenses	$800	$755	$45	$800	$489	$311
Non-compete agreement	540	383	157	540	248	292
Customer base	200	200	—	200	183	17
Special expertise	400	400	—	400	366	34

Total	$1,940	$1,738	$202	$1,940	$1,286	$654

        We acquired the above intangible assets in March 2007 in connection with the purchase of a research and development testing facility located in Edgefield, South Carolina.

        Amortization expense for intangible assets was approximately $452,000, $701,000 and $585,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Future amortization expense is as follows (in thousands):

For the year ending December 31,	Amount
2010	$179
2011	23

Total	$202

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Other Current Liabilities

        Other current liabilities consist of the following (in thousands):

	As of December 31,
	2009	2008
Current portion of other long-term liabilities	$139	$128
Current income taxes payable	6,653	4,207
Compensation and benefits	9,879	7,686
Warranty reserves	1,598	5,240
Vehicle fee payable	1,713	2,334
Litigation reserve (See Note 12, Commitments and Contingencies)	—	500
Property tax accrual	848	325
Straight-line rent accrual	90	174
Loss on firm purchase commitments	—	148
Liquidated damages settlement	114	19
Other	10	22

Other current liabilities	$21,044	$20,783

Warranty Reserves

        Warranty reserves consist of the following (in thousands):

	As of December 31,
	2009	2008	2007
Balance at beginning of year	$5,240	$3,694	$1,850
Charges to expense (income)	(407)	4,394	4,779
Costs paid or otherwise settled	(3,235)	(2,848)	(2,935)

Balance at end of year	$1,598	$5,240	$3,694

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

        We are party to two long-term intellectual property agreements pursuant to which we have the right to use certain intellectual property technology relating to blast- and ballistic-protected vehicles. One agreement is with the CSIR Defencetek ("CSIR"), a division of the Council for Scientific and Industrial Research, a statutory council established in accordance with the Laws of the Republic of South Africa. The other agreement is with Mechem, a division of Denel Pty Ltd., a company established under the Laws of the Republic of South Africa. Under these agreements, we pay a per vehicle royalty fee in exchange for the exclusive transfer to us of certain technology regarding the Buffalo and Cougar.

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

7. Advance Payments on Contracts

        Advance payments on contracts consist of the following (in thousands):

	As of December 31,
	2009	2008
Mine Resistant Ambush Protected ("MRAP") vehicle	$1,164	$29,504

Advance payments on contracts	$1,164	$29,504

8. Shareholders' Equity

Authorization of Shares

        We have the authority to issue 310 million shares, in aggregate, consisting of 300 million shares of common stock and 10 million shares of preferred stock. On June 1, 2009, we filed a certificate of withdrawal for the certificates of designation of preferred stock pursuant to a board resolution on May 14, 2009. By shareholder resolution adopted effective January 1, 2005, all classes of stock were declared to have a par value of $0.001 per share. As of December 31, 2009 and 2008, we had no shares of preferred stock outstanding.

Preferred Stock Transactions

        There were no preferred stock transactions for the years ended December 31, 2009, 2008 and 2007.

Common Stock Transactions

For the year ended December 31, 2009

        During 2009, employees exercised stock options to purchase 29,998 shares of our common stock at an aggregate exercise price of $80,593.

        During 2009, we issued 1,595,279 shares of common stock under our stock plan. Of the 1,595,279 shares issued, 1,545,279 shares were issued with restrictions for vesting and/ or performance conditions and will be held by the Company in escrow until the required conditions are met. Of these shares, 232,879 were reissued in 2009 without restrictions due to vesting of restricted stock awards during the year. In addition, 95,907 shares were cancelled in consideration of employee income tax withholding requirements as elected upon vesting, and 92,113 shares were forfeited as a result of employee terminations. Total outstanding contingent shares issued by the Company and outstanding at December 31, 2009 under the plan were 1,124,380.

For the year ended December 31, 2008

        During 2008, employees exercised stock options to purchase 31,000 shares of our common stock at an aggregate exercise price of $47,000.

        On May 1, 2008, we issued 20,514 shares of common stock pursuant to an award of restricted stock made to a former executive. On January 2, 2008, we issued 50,000 shares of common stock pursuant to an award to an employee granted in June 2006.

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8. Shareholders' Equity (Continued)

For the year ended December 31, 2007

        During 2007, employees exercised stock options to purchase 1,411,133 shares of our common stock at an aggregate exercise price of $1.4 million. We also issued 4,348 shares of our common stock related to 2006 employee stock option exercises that were identified as shares to be issued in shareholders' equity as of December 31, 2006.

        During 2007, it was discovered that, during 2006, that we inadvertently issued an additional 27,700 purchased shares relating to the December 2006 Private Investment in Public Equity ("PIPE") offering. Upon discovery of this error, we cancelled those shares in 2007. We issued 26,789 shares of common stock to members of the Board of Directors as 2006 compensation, which were identified as shares to be issued in shareholders' equity as of December 31, 2006. On January 1, 2007, we issued 50,000 shares of common stock pursuant to an award to an employee that vested on January 1, 2007. On June 1, 2007, we issued 20,513 shares of common stock pursuant to an award of restricted stock made to a former executive.

9. Stock-Based Compensation

Stock Options

        In 2009, our employees were granted options to purchase an aggregate of 80,322 shares of our common stock. Stock options are granted at an exercise price equal to the closing market price at the date of grant. Options vest ratably over three years. Options and restricted stock grants that are subject solely to service vesting requirements are expensed on a straight-line basis over the applicable vesting period. Restricted stock grants subject to performance and service vesting criteria are expensed using the graded-vesting attribution method in accordance with ASC Topic 718, "Compensation—Stock Compensation," over the vesting period. Options granted expire no later than 10 years after the grant date.

        In 2009, employees and non-employee directors also received grants of restricted stock totaling 664,679 shares which vest ratably over three years. 83,277 of those shares vest based solely due to service with the remaining 581,402 shares being subject to the achievement of an one-year performance vesting criteria during 2009. Of the shares that were subject to a performance vesting criteria, failure to meet threshold performance could have resulted in the forfeiture of all awards granted or enable recipients to earn up to an additional 50% of shares at maximum performance. On March 5, 2010, the restrictions on 529,290 shares based on the performance criteria for 2009 lapsed for eligible employees and those shares are now subject to vesting based solely due to service. Due to achievement at performance at thirty-three and one-third percent above target at maximum for 2009, an additional 174,870 shares are scheduled to be granted on April 7, 2010 for those employees who have not terminated employment, and those shares will be subject to vesting based solely on service. Shares available under the plan for future option and stock grants at December 31, 2009 totaled 3,052,946 shares.

        Options granted prior to 2008 were not granted under a formal stock option plan and generally had vesting ranging from immediate to 14 months with contractual terms of four to five years.

        All equity awards are settled by issuing new shares of common stock or those held as Treasury Stock.

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. Stock-Based Compensation (Continued)

        We used the Black-Scholes valuation model to determine the fair value options granted during the years ended December 31, 2009 and December 31, 2008. No awards were granted in 2007. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility. Because our trading history is shorter than the expected life of the options, we used historical stock price volatility data from comparable companies to supplement our own historical volatility to determine expected volatility assumptions. We calculated volatility using weekly closing prices as of grant date for a period commensurate with the expected term. We do not pay a dividend, and therefore assume a zero percent dividend yield in our pricing model. Risk-free interest rates are based on U.S. Treasury STRIP ("Separate Trading of Registered Interest and Principal") yields, converted to continuously compounded rates, with terms to maturity consistent with the expected lives of the options. Because we do not have a sufficient history of option exercise or cancellation, we estimated the expected life of the options by using the short-cut approach described and permitted in Staff Accounting Bulletin ("SAB") No. 107, Share-Based Payment, and SAB No. 110, Share-Based Payment, which were codified into ASC Topic 718, "Compensation—Stock Compensation," for grants made in 2009 and 2008. Prior to 2008, also due to insufficient history of option exercise and cancellations, the expected life of the options was estimated to be two years, which for a majority of the options was generally the midway point through the contractual term. Under the Black-Scholes option-pricing model, the weighted-average fair value per share of employee stock options granted during the years ended December 31, 2009 and December 31, 2008 was $3.43 and $1.83, respectively. For Restricted Stock, the fair value recognized is equal to the closing price of our stock on the date of grant.

        The fair value of our options was estimated using the following assumptions:

	As of December 31,
	2009	2008	2007
Expected volatility	61.89%	58.60%	—
Risk-free interest rate	2.20%	2.28%	—
Expected forfeiture rate	20.00%	10.00%	—
Dividend yield	0.00	0.00	—
Stock price on date of grants	$5.91	$3.28	—
Expected option terms (in years)	6.00	6.00	—
Contractual term (in years)	10.00	10.00	—
Option vesting term (in years)	3.00	3.00	—

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. Stock-Based Compensation (Continued)

Stock Option Activity—

        The following table summarizes stock option activity for the Stock Plans during 2009:

	Number of Options	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding—December 31, 2008	717,499	$3.25
Granted	80,322	$5.91
Exercised	(29,998)	$2.69
Forfeited	(86,434)	$3.37

Options outstanding—December 31, 2009	681,389	$3.58

Vested and expected to vest (net of estimated forfeitures)—December 31, 2009(a)	643,757	$3.54	8.83	$1,125
Exercisable—December 31, 2009	279,020	$3.86	7.08	$445

        The following table summarizes stock option activity for the Stock Plans the year ended December 31, 2008:

	Number of Options	Weighted- Average Exercise Price (pershare)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding—December 31, 2007	548,532	$6.96
Granted	715,000	$3.28
Exercised	(31,000)	$1.50
Forfeited	(15,000)	$3.28
Cancelled/ expired	(500,033)	$7.48

Options outstanding—December 31, 2008	717,499	$3.25

Vested and expected to vest (net of estimated forfeitures)—December 31, 2008(a)	660,999	$3.25	9.67	$1,809
Exercisable—December 31, 2008	17,499	$2.19	1.54	$71

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. Stock-Based Compensation (Continued)

        The following table summarizes stock option activity for the Stock Plans during the year ended December 31, 2007:

	Number of Options	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding—December 31, 2006	1,959,665	$2.63
Exercised	(1,411,133)	$0.95

Options outstanding—December 31, 2007	548,532	$6.96

Vested and expected to vest (net of estimated forfeitures)—December 31, 2007(a)	548,532	$6.96	2.89	$147
Exercisable—December 31, 2007	548,532	$6.96	2.89	$147

(a)
For options vested and expected to vest and options exercisable, the aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Force Protection, Inc.'s closing stock price on December 31, 2009, December 31, 2008, and December 31, 2007, and the exercise price multiplied by the number of in-the-money options) that would have been received by the option holders had the holders exercised their options on December 31, 2009, December 31, 2008, and December 31, 2007 at prices of $5.21, $5.98 and $4.68, respectively. The intrinsic value changes based on changes in the fair market value of Force Protection, Inc.'s common stock.

  Restricted Stock

  Non-vested Restricted Stock Activity—

        The following tables summarize activity for non-vested restricted stock awards for the years ended December 31, 2009, 2008, and 2007.

	Number of Shares	Average Grant Date Fair Value (per share)
Non-vested restricted stock—December 31, 2008	915,600	$3.45
Granted	664,679	$5.96
Vested	(378,786)	$3.98
Forfeited	(77,113)	$4.99

Non-vested restricted stock—December 31, 2009	1,124,380	$4.65

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. Stock-Based Compensation (Continued)

	Number of Shares	Average Grant Date Fair Value (per share)
Non-vested restricted stock—December 31, 2007	120,513	$5.68
Granted	880,600	$3.28
Vested	(70,513)	$5.14
Forfeited	(15,000)	$3.28

Non-vested restricted stock—December 31, 2008	915,600	$3.45

	Number of Shares	Average Grant Date Fair Value (per share)
Non-vested restricted stock—December 31, 2006	191,026	$5.48
Vested	(70,513)	$5.14

Non-vested restricted stock—December 31, 2007	120,513	$5.68

        Other information pertaining to stock-based compensation for the years ended December 31, 2009, 2008, and 2007 is as follows:

        Stock-based compensation includes the expense associated with both stock options granted to employees and stock grants issued to employees, both of which are assumed to result in future tax deductions (in thousands):

	For the year ended December 31,
	2009	2008	2007
Stock options	$462	$44	$2,142
Stock grants	2,931	226	369

Total stock-based compensation	$3,393	$270	$2,511

Related tax benefit of stock-based compensation	$1,187	$96	$937

        As of December 31, 2009, Force Protection, Inc. had total unrecognized compensation cost of $4.4 million to be amortized over a weighted average period of 1.50 years.

        All equity awards settled in 2009 were settled in shares and no cash was used to settle awards. The following table presents the total intrinsic value of options exercised and fair value of restricted stock which vested during the years ended December 31, 2009, 2008 and 2007 (in thousands):

	For the year ended December 31,
	2009	2008	2007
Intrinsic value of options exercised	$110	$120	$28,286
Fair value of shares vested during year	$2,029	$296	$1,636

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. Stock-Based Compensation (Continued)

        The income tax benefit related to stock options exercised and restricted stock vesting was $0.7 million, $0.1 million, and $2.3 million, for the years ended December 31, 2009, 2008, and 2007, respectively.

10. Income Taxes

        Force Protection is subject to U.S. federal, state, and local income taxes. Income before income tax expense is as follows (in thousands):

	For the year ended December 31,
	2009	2008	2007
Income before income tax expense	$43,888	$69,583	$9,373

        The significant components of the provision for income tax expense are as follows (in thousands):

	For the year ended December 31,
	2009	2008	2007
Current:
Federal	$16,224	$19,531	$5,105
State and other	843	75	315

Total current expense	17,067	19,606	5,420

Deferred:
Federal	(2,813)	2,477	(3,738)
State and other	174	581	39

Total deferred benefit	(2,639)	3,058	(3,699)

Income tax expense	$14,428	$22,664	$1,721

        A reconciliation of the statutory federal income tax expense rate to the effective income tax expense rate is as follows:

	For the year ended December 31,
	2009	2008	2007
Income tax expense at statutory rate	35.00%	35.00%	35.00%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal tax benefit	1.92%	0.92%	4.70%
State credits	(14.04)%	—	—
Increase in valuation allowance	14.04%	—	—
Reversal of other tax accruals no longer required	—	—	(8.21)%
Research and development credit	(4.05)%	(1.44)%	(11.63)%
Section 199 deduction	(2.44)%	(1.92)%
Other	(0.16)%	(0.61)%	(2.55)%
Nondeductible items	0.21%	0.62%	1.05%
Uncertain tax benefits	2.39%	—	—

Effective income tax expense rate	32.87%	32.57%	18.36%

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

        The effective tax rate is the provision for income taxes as a percent of income before income taxes. The 2009 and 2008 effective tax rates are both lower than the expected federal statutory rate of 35% primarily due to research and development tax credits and the domestic production activities (Section 199) deduction, offset by state income taxes and uncertain tax benefits. The 2007 effective rate is lower than the expected federal statutory rate of 35% primarily due to state income taxes, reversal of other tax accruals no longer required, research and development credits, and certain nondeductible items at the statutory rate.

        Deferred income taxes recognize the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss ("NOL") carryforwards. During 2009, the Company filed amended returns to claim significant South Carolina tax credits earned in prior years. The significant components of our deferred tax assets and liabilities are as follows (in thousands):

	For the year ended December 31,
	2009	2008
Deferred income tax assets:
Net operating loss carryforwards	$1,064	$1,250
Inventories	13,001	11,367
Accounts receivable	403	700
Warranty reserves	567	1,860
Loss on firm purchase commitments	—	52
Litigation reserve	—	178
Stock-based compensation	1,152	498
Employee compensation accruals	1,674	471
Taxes	301	—
South Carolina credits, net	6,251	260
Other	14	—

Total deferred income tax assets	24,427	16,636
Valuation allowance	(6,161)	—

Total deferred income tax assets, net of valuation allowance	18,266	16,636

Deferred income tax liabilities:
Depreciation and amortization	(3,267)	(4,205)

Total deferred income tax liabilities	(3,267)	(4,205)

Net deferred income tax assets	14,999	12,431
Less current deferred tax assets	16,235	15,572

Noncurrent deferred tax liabilities	$(1,236)	$(3,141)

        FASB Statement No. 109 Accounting for Income Taxes, which was codified into Topic 740, "Income Taxes," requires that we reduce our deferred income tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. Based on

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

its South Carolina profile, the Company does not currently anticipate being able to use some portion of its South Carolina credits and has recorded a corresponding valuation allowance. These credits expire between 2018 and 2023.

        As of December 31, 2009 and 2008, we had unused federal net operating loss ("NOL") carryforwards of approximately $3.0 million and $3.5 million, respectively. Such losses expire in various amounts at varying times through December 31, 2025. However, in accordance with Internal Revenue Code Section 382, these NOL carryforwards are subject to limitations. These NOL carryforwards resulted in a deferred tax asset of approximately $1.1 million and $1.3 million as of December 31, 2009 and 2008, respectively.

        As a result of the adoption of FASB Statement No. 123 (Revised 2004), Share-Based Payment, which was codified into Topic 718, "Compensation—Stock Compensation," our deferred tax assets as of December 31, 2009 and 2008 did not include excess tax benefits from stock option exercises. Shareholders' equity will be increased if these excess tax benefits are ultimately realized.

        We adopted FASB Interpretation No. 48, on January 1, 2007, which was codified into Topic 740, "Income Taxes." This guidance clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, which was codified into Topic 740, "Income Taxes." Topic 740 does not prescribe a recognition threshold or measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. This guidance also defines a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in a company's financial statements. Additionally, this guidance provides direction on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We include interest and penalties related to federal and state income taxes, if any, as a component of Income tax expense in the accompanying consolidated statements of operations.

        A reconciliation of the total gross amount of unrecognized tax benefits, excluding interest and penalties, at December 31, 2009 and December 31, 2008 is as follows (in thousands):

	For the year ended December 31,
	2009	2008
Beginning balance	$—	$—
Additions for tax positions of the current year	250	—
Additions for tax positions of the prior year	770	—

Ending balance	$1,020	$—

        Tax years ended December 31, 2002 through December 31, 2009 remain open and are subject to examination by the Internal Revenue Service. However, we believe that we have appropriate support for the income tax positions taken and to be taken on our income tax returns and that our income tax receivable and accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter. However, we do have a $1.1 million reserve, which includes approximately $30,000 of interest, for prior year's income taxes as a result of applying the guidance in FASB ASC Topic 740, "Income Taxes." If recognized, the entire $1.1 million would favorably impact our effective tax rate. It is not expected that within the next twelve months the effective tax rate will be impacted by the resolution of some or all of the matters by various taxing authorities.

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. Earnings Per Common Share

        The following table shows the information used in the calculation of basic and diluted earnings per common share (in thousands, except number of shares and per share amounts):

	For the year ended December 31,
	2009	2008	2007
Numerator—Basic and diluted:
Net income	$29,460	$46,919	$7,652

Denominator:
Weighted average common shares outstanding—basic	68,450,316	68,314,279	68,054,477
Add: Stock options	134,243	17,346	253,163
Add: Stock grants	481,063	61,707	96,302

Weighted average common shares outstanding—diluted	69,065,622	68,393,332	68,403,942

Basic earning per common share:
Net income—basic	$0.43	$0.69	$0.11
Diluted earning per common share:
Net income—diluted	$0.43	$0.69	$0.11

        The calculation of earnings per common share is based on the weighted-average number of our common shares outstanding during the applicable period. The calculation for diluted earnings per common share recognizes the effect of all dilutive potential common shares that were outstanding during the respective periods, unless their impact would be anti-dilutive. We use the treasury stock method to calculate the dilutive effect of stock options and other common stock equivalents (potentially dilutive shares). These potentially dilutive shares include stock options and stock grants. We did not include stock options to purchase 17,778 shares of common stock in our computation of diluted earnings per share as of December 31, 2009, as the effect of including such options would be anti-dilutive. As of December 31, 2008 and 2007, we have not excluded any potentially dilutive shares from the calculation of diluted earnings per share.

12. Commitments and Contingencies

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

        On October 31, 2008, we modified the agreement to adjust the principal amount to a maximum of $40 million, subject to several new covenants, to extend the maturity to April 30, 2010, and to modify the interest rate. The new covenants included a maximum ratio of debt ("Funded Debt") to net income plus interest expense, income taxes, depreciation and amortization ("EBITDA") of 2.0 to 1.0 and a minimum fixed charge coverage ratio of 1.5 to 1.0. We plan to replace this revolving credit agreement with an appropriate credit facility when the current agreement expires on April 30, 2010.

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Commitments and Contingencies (Continued)

        Until March 31, 2009, the floating rate interest per annum is reduced to the one-month LIBOR plus an additional amount ("Applicable Margin") of 1.75%. Beginning with the quarter starting April 1, 2009, the Applicable Margin is determined quarterly based on the Funded Debt to EBITDA ratio calculated on a rolling four quarter basis and will vary from 1.75% to 2.75% depending on that ratio.

        Accrued interest is due and payable on a monthly basis and all principal is due and payable on April 30, 2010. Until the expiration date, we may borrow, repay and re-borrow amounts under the terms of the note as long as the total principal balance outstanding does not exceed $40 million. Additionally, in connection with the original credit agreement dated July 20, 2007, we granted Wachovia Bank a security interest in all of our personal property, as defined in the credit agreement. Since its inception through the date of this filing, we have not borrowed any amounts under the credit agreement. As of December 31, 2009, we were in compliance with all of our line of credit covenants.

Unconditional Purchase Commitments

        As of December 31, 2009, we had $68.2 million of outstanding noncancelable purchase obligations. Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Force Protection and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

Legal Proceedings

Shareholder Class Action and Derivative Actions

        On March 10, 2008, the first of ten related class action lawsuits was filed against us and certain of our former and current directors or officers in the United States District Court for the District of South Carolina, Charleston Division, on behalf of a proposed class of investors who purchased or otherwise acquired our stock during the period between August 14, 2006, and February 29, 2008. The complaints seek class certification, and the allegations include, but are not limited to, allegations that the defendants violated the Exchange Act and made false or misleading public statements and/or omissions concerning our business, internal controls, and financial results. The individual class action lawsuits were consolidated on June 10, 2008, under the caption In Re Force Protection, Inc. Securities Litigation, Action No. 2:08-cv-845-CWH. On September 29, 2009, the court denied the defendants' motion to dismiss the plaintiffs' consolidated complaint, and the parties are engaging in discovery.

        Between March 27, 2008 and May 28, 2008, a series of shareholder derivative actions were filed in both state and federal courts against certain of our former and current directors and officers alleging that the individual defendants breached fiduciary duties, abused control, engaged in gross mismanagement and wasted corporate assets and were unjustly enriched. Recovery is sought for the benefit of the Company, which has been named a nominal defendant in each derivative action. The state court actions pending in South Carolina were consolidated on May 18, 2009. Defendants' motions to dismiss each of the state court derivative actions were denied, and the parties are engaging in discovery. Four derivative lawsuits pending in the United States District Court for the District of South Carolina, Charleston Division, were consolidated on March 31, 2009, under the caption In Re Force Protection, Inc. Derivative Litigation, Action No. 2:08-cv-01907-CWH. The defendants' motion to dismiss this consolidated action is pending.

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Commitments and Contingencies (Continued)

Other Disputes

        On August 21, 2007, we filed suit against Protected Vehicles, Inc. ("PVI") and three of PVI's employees (all of whom were former employees of Force Protection) in the United States District Court for the District of South Carolina. In the complaint, we alleged that the named defendants used our confidential information and trade secrets to create a competing business. We sought injunctive relief, unspecified damages, attorneys' fees and costs. The defendants answered our complaint and filed counterclaims against us. As of February 2, 2009, Force Protection Industries, Inc. and Force Protection, Inc. had entered into a settlement agreement with defendants, including the third-party purchaser of the bulk of PVI's assets (which includes certain rights and liabilities with respect to our suit against it), in which the defendants agreed to identify and return all our property and refrain from using it in the future, and agreed to dismiss all claims against us. As of June 4, 2009, we entered into a supplemental agreement with the third party purchaser in which that purchaser agreed to pay us $160,000 in exchange for a covenant not to sue for its continued use of certain files on PVI devices that were to have been identified and returned under the February 2, 2009 agreement.

        From February 2007 through October 2009, we have received a total of 74 complaints from current and former employees filed with the United States Equal Employment Opportunity Commission alleging, among other things, race and/or gender discrimination. We have responded to the complaints as such responses have become due, and are investigating the allegations.

        On November 13, 2007, we were served with a lawsuit filed by a former senior employee against Force Protection, Inc., Force Protection Industries, Inc. and former Force Protection officers. The complaint, filed in the Charleston (South Carolina) County Court of Common Pleas, alleges, among other things, that former employee is owed warrants of approximately 83,000 shares of our common stock and certain back wages and sets forth claims for, inter alia, breach of contract, violation of the South Carolina Payment of Wages Act, retaliatory wrongful discharge, and defamation. We answered the complaint on January 25, 2008. We entered into a settlement agreement and general release with the former employee on March 13, 2009.

        On June 26, 2009, a temporary independent contractor whose services we had terminated in 2007 filed a complaint against the Company in the United States District Court for the District of South Carolina, Charleston Division as Civil Action No. 2:09cv1708-DCN-BM, which alleges a violation under the employee protection provisions of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002, 18 U.S.C. §1514A. The former independent contractor alleges that we terminated his engagement in retaliation for his allegation of certain corporate governance, government contracting, accounting and other irregularities. We have filed a motion to dismiss these claims.

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

        In addition, compliance with the directives of the Directorate of Defense Trade Controls ("DDTC") may result in substantial expenses and diversion of management. Any failure to adequately

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Commitments and Contingencies (Continued)

address the directives of DDTC could result in civil fines or suspension or loss of our export privileges, any of which could have a material adverse effect on our business or financial position, results of operations, or cash flows.

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

13. Employee Benefits

401(k) Plan

        We entered into a 401(k)/Profit Sharing Plan ("Plan") effective January 1, 2004. The Plan, which covered 651 and 367 participants as of December 31, 2009 and 2008, respectively, is a defined contribution plan covering all of our full-time and certain part-time employees.

        The Plan permits employees to participate in the Plan effective with the first day of employment. The Plan is participant directed, and, therefore, participants are allowed to select the investment funds to which they wish to contribute. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA").

        Contributions:    Participants electing to make pre-tax salary contributions or after-tax Roth contributions to the Plan may contribute not less than 1% of compensation and no more than the maximum allowed by law. Contributions are limited in accordance with IRS regulations. Participants may allocate their contributions among the Plan's various funds.

        Prior to March of 2008, the plan did not include Company matching contributions. Effective March 10, 2008, the Plan was amended to include Company matching contributions. For employee contributions up to 6% of compensation, the Company will match 50%. The Company's matching contribution expense for the year ended December 31, 2009 and 2008 totaled $1.0 million and $0.5 million, respectively. Effective January 1, 2010, the Plan was amended to include a Company match of up to 4% of compensation.

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

Gain Sharing Program

        The Gain Sharing Program, which was terminated as of December 31, 2008, was originally authorized by the Board of Directors on March 1, 2007 and provided for additional compensation that was paid quarterly in arrears to eligible employees for quarters in which we earned net income. Under the Gain Sharing Program, we distributed ten percent of each quarter's net income equally to all

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

13. Employee Benefits (Continued)

eligible employees. We expensed $4.7 million and $2.4 million under the Gain Sharing Program for the years ended December 31, 2008 and 2007, respectively.

Short-Term Incentive Plan

        In March 2009, the Compensation Committee approved, for eligible executives, performance metrics and target performance levels for the 2009 Short-Term Incentive Plan, which is not a shareholder-approved plan. The 2009 Short-Term Incentive Plan was designed to align annual incentive pay with business objectives and performance. For 2009, the plan was modified to include fewer performance metrics, three in 2009 decreased from six in 2008, with the goal of providing greater focus and impact on what the Company believes are key strategic metrics for the organization and drivers of shareholder value. In addition, during 2009 the plan was expanded to include all active, full-time employees. We expensed $5.3 million and $1.7 million under the Short-Term Incentive Plan for the years ended December 31, 2009 and 2008, respectively.

2008 Stock Plan

        In November 2008, the Company's stockholders adopted the 2008 Stock Plan, which allows the Company to grant options, restricted stock, restricted stock units and stock grants to employees, consultants, and directors of the Company. Under the 2008 Stock Plan, stock options may not be granted at less than fair market value on the date of grant, and all options generally vest over a three-year period. These options generally expire ten years after the grant date. The Company has reserved for issuance an aggregate of 5,200,000 shares of common stock under the 2008 Plan. As of December 31, 2009, 2,995,447 shares were available for future issuance under the 2008 Stock Plan. We expensed $3.4 million and $0.1 million under the 2008 Stock Plan for the years ended December 31, 2009 and 2008, respectively.

Deferred Compensation Plan

        At its September 2009 meeting, the Compensation Committee approved the Force Protection Deferred Compensation Plan. The plan, available to named executive officers and other members of senior management, allows participants to elect to defer up to 16% of their base salaries in 2009 and 16% of their bonus earned in 2009. In 2010, participants will be able to elect to defer up to 85% of base salary and/or short-term incentive payments.

        The plan also provides for a discretionary Company contribution to all participant accounts to offset the limitations imposed on the tax-qualified 401(k) plan due to the IRC Section 401(a)(17) pay limit ($245,000 for 2009). For 2009, the Company elected to make a contribution of 3% of a participant's earnings that could not be recognized because of the pay limit. The Company's contribution expense for the year ended December 31, 2009 totaled $0.1 million.

        Participant deferrals and the Company contributions earn a rate of return based on the performance of investment choices, which mirror the 401(k) choices, selected by the participant. All participant deferrals are 100% vested. Company contributions vest under the same schedule as the 401(k) Plan.

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

13. Employee Benefits (Continued)

        The voluntary non-qualified deferred compensation plan is designed to provide a market competitive financial benefit that allows executives to defer additional income under a non-qualified plan and build additional retirement assets.

14. Summarized Quarterly Unaudited Financial Data

        The following tables present selected operating results for each quarter of the years ended December 31, 2009 and 2008 (in thousands, except per share amounts):

	For the year ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$184,734	$187,116	$316,164	$289,037
Gross profit	$36,902	$25,713	$26,536	$52,345
Net income	$7,376	$441	$3,219	$18,424
Earnings per share:
Basic	$0.11	$0.01	$0.05	$0.27
Diluted	$0.11	$0.01	$0.05	$0.27

	For the year ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$403,047	$340,917	$343,309	$239,058
Gross profit	$38,331	$37,351	$63,777	$37,202
Net income	$7,037	$8,267	$19,907	$11,708
Earnings per share:
Basic	$0.10	$0.12	$0.29	$0.17
Diluted	$0.10	$0.12	$0.29	$0.17

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, at the direction of our chief executive officer (our principal executive officer) and chief financial officer (our principal financial officer), performed an evaluation of the effectiveness and design of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Exchange Act), as of December 31, 2009. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2009, Force Protection's disclosure controls and procedures were effective.

        Management has concluded that the consolidated financial statements included in this report present Force Protection's financial position fairly, in all material respects, for the periods presented. Financial statements were presented in accordance with GAAP.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting of Force Protection. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of our published financial statements. A company's internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of our assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorizations of our management and board of directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, our management, including our chief executive officer and chief financial officer, concluded that our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) was effective as of December 31, 2009.

        Our independent registered public accounting firm, Grant Thornton LLP, has issued a report on our internal control over financial reporting as of December 31, 2009, which is included on page 57.

Changes in Internal Control over Financial Reporting

        As previously disclosed under "Item 9A—Controls and Procedures" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, we concluded that our internal control over financial reporting was not effective as of December 31, 2008 based on identified material weaknesses related to accounting for revenue recognition and inadequate monitoring of non-routine and non-systematic transactions. We have worked throughout the year to remediate the material weaknesses that existed as of December 31, 2008. In the fourth quarter ended December 31, 2009, management had sufficient evidence to conclude that we completed remediation of the two material weaknesses previously reported as described below:

        Management sustained the improvements that were implemented in 2008 to ensure our accounting policies and improvements were aligned with GAAP, and to ensure that accounting personnel were adequately trained on the accounting policies and procedures. During 2009, business analysis procedures were enhanced to improve the level of management review of trends, significant events and appropriateness of critical assumptions and to shorten the response time to resolve unexpected results or account balances.

        Additionally, management sustained a strong level of communication regarding the importance of ethics, integrity and internal controls through formal training and presentations relating to the Code of Conduct and Ethics and internal control compliance.

        In conjunction with the continued corporate governance enhancement initiatives, during 2009 management continued to improve financial oversight functions and also established an internal audit department. During 2009, management continued to implement and strengthen controls to allow for early detection of non-compliance with accounting policies and procedures. We utilized our Disclosure Committee, which includes employees from all areas of the Company (executive, financial, legal, purchasing, program management and information technology) to review the financial statement and disclosures, assessing the impact of operational items on these elements. The significant controls implemented or enhanced in 2009 to ensure compliance with accounting policies and procedures were (i) monitoring of company-wide business analytics, (ii) reviewing journal entries, (iii) verifying account reconciliations, and (iv) evaluating non-routine and non-systematic transactions. The controls are described below in more detail.

        Accounting for Revenue Recognition—To address the previously disclosed material weakness related to the revenue recognition process, we engaged in substantial efforts to improve our internal controls over revenue, accounts receivable and related reserves. We have updated our revenue recognition policies to mandate specific procedures and requirements for proper revenue recognition and have implemented an ongoing review process. Our improvement efforts included strengthening the processes and controls over sales order maintenance and invoicing, timeliness of reconciliations, and monitoring of revenue, accounts receivable, and related reserves. Improved control was accomplished with enhanced reviews over transactions and statements at a detailed and summary level, and the addition of qualified personnel with appropriate levels of revenue accounting knowledge, experience and training.

        Inadequate Monitoring of Non-Routine and Non-Systematic Transactions —To address the previously disclosed material weakness related to non-routine and non-systematic transactions, we implemented procedures and hired personnel with a sufficient level of financial reporting expertise commensurate with our financial reporting requirements. Management has developed a process for preparing white papers that document technical accounting positions and accounting practices for unique transactions. Additionally, we have implemented pre- and post-closing meetings with operations, finance and accounting leadership designed to identify and resolve material, complex, non-systematic, or non-routine matters. Further, we utilized the Disclosure Committee described above to review and evaluate all such transactions.

ITEM 9B.    OTHER INFORMATION

        Not applicable.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Incorporated by reference from the information in our proxy statement for the 2010 Annual Meeting of Shareholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 11.    EXECUTIVE COMPENSATION

        Incorporated by reference from the information in our proxy statement for the 2010 Annual Meeting of Shareholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS

        Incorporated by reference from the information in our proxy statement for the 2010 Annual Meeting of Shareholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        Incorporated by reference from the information in our proxy statement for the 2010 Annual Meeting of Shareholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated by reference from the information in our proxy statement for the 2010 Annual Meeting of Shareholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, investors are reminded that they are included to information regarding their terms and are not intended to provide any other factual or disclosure information about Force Protection or the other parties to the agreements. Some of the agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  •
  Should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate,

  •
  Have been qualified by the disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement,

  •
  May apply standards of materiality in a way that is different from what may be viewed as material to you or other investors, and

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
10.1
Lease Agreement between Dorchester County, South Carolina and Lati Industries, Inc., dated December 7, 1998, filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference. (This lease was assumed by the Company under the Assignment and Assumption Agreement, dated March 22, 2007 referred to in Exhibit 10. 35 to the Company's Annual Report on Form 10-K filed September 15, 2008.)
10.2
Building No. 3 Industrial Lease between Force Protection, Inc. and Aerospace/Defense, Inc., dated September 2, 2003, filed as Exhibit 10.12 to the Company's Quarterly Report on Form10-QSB filed August 13, 2004, is hereby incorporated by reference.
10.3
Building No. 2 Industrial Lease Letter Agreement between Force Protection, Inc. and Aerospace/Defense, Inc., dated July 13, 2004, filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10-QSB filed August 13, 2004, is hereby incorporated by reference.
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
10.6
Logistic Support Agreement between Force Protection Industries, Inc. and BAE Systems Land & Armaments, LP, dated June 13, 2006, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 14, 2006, is hereby incorporated by reference.
10.7
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

NUMBER	DESCRIPTION
10.9	Contract between Force Protection Industries, Inc. and the British Ministry of Defence, dated August 11, 2006, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 17, 2006, is hereby incorporated by reference.
10.10
Memorandum of Agreement and Cooperation between Mechem, a division of Denel (PTY) Ltd. and Force Protection, Inc., dated September 28, 2006, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 28, 2006, is hereby incorporated by reference.
10.11
Letter Contract issued to the Company by the United States Marine Corps Systems Command, dated January 25, 2007, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 5, 2007, is hereby incorporated by reference.
10.12
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
10.14
Letter Contract issued to Force Protection, Inc. by the United States Marine Corps Systems Command, dated February 14, 2007, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 20, 2007, is hereby incorporated by reference.
10.15
Letter Contract issued to Force Protection, Inc. by the United States Marine Corps Systems Command, dated March 9, 2007, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 15, 2007, is hereby incorporated by reference.
10.16
Purchase and Sale Agreement between Force Protection, Inc. and NEWTEC Services Group, Inc., dated March 9, 2007, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 15, 2007, is hereby incorporated by reference.
10.17
Asset Purchase Agreement between Force Protection Technologies, Inc. and Lati USA, Inc., dated March 22, 2007, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 28, 2007, is hereby incorporated by reference.
10.18
Assignment and Assumption Agreement between Force Protection Technologies, Inc. and Lati USA, Inc., dated March 22, 2007, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 28, 2007, is hereby incorporated by reference.
10.19
Post Closing Memorandum between Force Protection Technologies, Inc. and Lati USA, Inc., dated March 22, 2007, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed March 28, 2007, is hereby incorporated by reference.
10.20
Technology and License Agreement among Force Protection, Inc., General Dynamics Land Systems Inc. and Force Dynamics LLC, dated April 3, 2007, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007, is hereby incorporated by reference.
10.21
Modification of Contract Agreement with the United States Marine Corps, dated April 17, 2007, filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed August 9, 2007, is hereby incorporated by reference.

NUMBER	DESCRIPTION
10.22	Delivery Order under Contract No. M67854-07-D-5031 with the United States Marine Corps Systems Command, dated April 23, 2007, filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed August 9, 2007, is hereby incorporated by reference.
10.23
Delivery Order under Contract No. M67854-07-D-5031 with the United States Marine Corps Systems Command, dated June 19, 2007, filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed August 9, 2007, is hereby incorporated by reference.
10.24
First Amendment to Building No. 1 Office Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated July 1, 2007, filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007, is hereby incorporated by reference.
10.25
First Amendment to Ground Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated July 1, 2007, filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007, is hereby incorporated by reference.
10.26
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
10.28
Third Amendment to Building No. 2 Industrial Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated July 1, 2007, filed as Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007, is hereby incorporated by reference.
10.29
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
10.31
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
10.33
Delivery Order No. 6 under Contract M67854-07-D- 5031 with the United States Marine Corps Systems Command, dated October 18, 2007, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007, is hereby incorporated by reference.

NUMBER	DESCRIPTION
10.34	Memorandum of Agreement between the CSIR and Force Protection Industries, Inc., dated October 29, 2007, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 2, 2007, is hereby incorporated by reference.
10.35
Fourth Amendment to Building No. 2 Industrial Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated November 1, 2007, filed as Exhibit 10.56 to the Company's Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.
10.36
Delivery Order No. 7 under Contract No. M67854-07-D-5031 with the United States Marine Corps Systems Command, dated December 18, 2007, filed as Exhibit 10.57 to the Company's Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.**
10.37
Extension Amendment to Leases between Force Protection, Inc. and Aerospace/Defense, Inc., dated January 10, 2008, filed as Exhibit 10.61 to the Company's Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.
10.38
Amendment of Solicitation/Modification of Contract with United States Marine Corps Systems Command, dated February 22, 2008, filed as Exhibit 10.65 to the Company's Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.**
10.39
Employment Agreement between Force Protection, Inc. and Michael Moody, dated March 19, 2008, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 24, 2008, is hereby incorporated herein by reference.*
10.40
Agreement between Force Protection, Inc. and Lenna Ruth Macdonald, dated March 24, 2008, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 24, 2008, is hereby incorporated by reference.*
10.41
Amendment of Solicitation/Modification of Contract between Force Protection Industries, Inc. and the United States Marine Corps Systems Command, dated May 19, 2008, filed as Exhibit 10.78 to the Company's Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.**
10.42
Amendment of Solicitation/Modification of Contract between Force Protection Industries, Inc. and the United States Marine Corps Systems Command, dated May 30, 2008, filed as Exhibit 10.79 to the Company's Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.**
10.43
Agreement between Force Protection, Inc. and Charles Mathis, dated June 25, 2008, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 27, 2008, is hereby incorporated by reference.*
10.44
Second Extension Amendment to Leases between Force Protection, Inc. and Aerospace/Defense, Inc., dated June 25, 2008, filed as Exhibit 10.81 to the Company's Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.
10.45
Amendment of Solicitation/Modification of Contract between Force Protection Industries, Inc. and the United States Marine Corps, dated October 1, 2008, filed as Exhibit 10.85 to the Company's Annual Report on Form 10-K filed March 26, 2009, is hereby incorporated by reference.**

NUMBER	DESCRIPTION
10.46	Amendment of Solicitation/Modification of Contract between Force Protection Industries, Inc. and the United States Army Tank Automotive and Armaments Command, dated October 20, 2008, filed as Exhibit 10.66 to the Company's Annual Report on Form 10-K filed March 26, 2009, is hereby incorporated by reference.**
10.47
Second Amended and Restated Loan Agreement between Force Protection, Inc., Force Protection Technologies, Inc., Force Protection Industries, Inc., and Wachovia Bank, National Association, dated October 31, 2008, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 3, 2008, is hereby incorporated by reference.
10.48
Amended and Restated Promissory Note between Force Protection, Inc. and Wachovia Bank, National Association, October 31, 2008, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed November 3, 2008, is hereby incorporated by reference.
10.49
Amendment of Solicitation/Modification of Contract between Force Protection Industries, Inc. and the United States Marine Corps Systems Command, dated December 17, 2008, filed as Exhibit 10.69 to the Company's Annual Report on Form 10-K filed March 26, 2009, is hereby incorporated by reference.**
10.50
Letter Agreement among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated December 22, 2008, regarding Building No. 1 Industrial Lease, Building No. 1 Office Lease, Building No. 2 Industrial Lease and Building No. 6 Ground Lease, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 30, 2008, is hereby incorporated by reference.
10.51
Amendment of Solicitation/Modification of Contract between Force Protection Industries, Inc. and the United States Marine Corps Systems Command, dated November 14, 2008, filed as Exhibit 10.71 to the Company's Annual Report on Form 10-K filed March 26, 2009, is hereby incorporated by reference.**
10.52
Basic Contract between Force Protection Industries, Inc. and the United States Marine Corps Systems Command, dated May 3, 2007, filed as Exhibit 10.72 to the Company's Annual Report on Form 10-K filed March 26, 2009, is hereby incorporated by reference.**
10.53
First Amendment to Agreement between Force Protection, Inc. and Lenna Ruth Macdonald, dated December 24, 2008, filed as Exhibit 10.76 to the Company's Annual Report on Form 10-K filed March 26, 2009, is hereby incorporated by reference.*
10.54
First Amendment to Agreement between Force Protection, Inc. and Charles Mathis, dated December 24, 2008, filed as Exhibit 10.78 to the Company's Annual Report on Form 10-K filed March 26, 2009, is hereby incorporated by reference.*
10.55
Second Amendment to Agreement between Force Protection, Inc. and Charles Mathis, dated January 12, 2009, filed as Exhibit 10.81 to the Company's Annual Report on Form 10-K filed March 26, 2009, is hereby incorporated by reference.*
10.56
Second Amendment to Agreement between Force Protection, Inc. and Lenna Ruth Macdonald, dated January 12, 2009, filed as Exhibit 10.83 to the Company's Annual Report on Form 10-K filed March 26, 2009, is hereby incorporated by reference.*
10.57
First Amendment to Agreement between Force Protection, Inc. and Michael Moody, dated December 23, 2008, filed as Exhibit 10.85 to the Company's Annual Report on Form 10-K filed March 26, 2009, is hereby incorporated by reference.*

NUMBER	DESCRIPTION
10.58	Severance Agreement between Force Protection, Inc. and Randy Hutcherson, dated April 7, 2009, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 10, 2009, is hereby incorporated by reference.*
10.59
Form of Indemnification Agreement between Force Protection, Inc. and Indemnitee, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed April 10, 2009, is hereby incorporated by reference.*
10.60	Severance Agreement between Force Protection, Inc. and James J. Grazioplene, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 8, 2009, is hereby incorporated by reference.*
10.61
Teaming Agreement between Force Protection Industries, Inc. and Spartan Motors Chassis, Inc., dated March 23, 2009, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed May 11, 2009, is hereby incorporated by reference.
10.62	Contract with U.K. Ministry of Defence, dated April 1, 2009, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed May 11, 2009, is hereby incorporated by reference.**
10.63
Joint Venture Agreement among Integrated Survivability Technologies Limited, Force Protection Advanced Solutions Limited and NP Aerospace Limited, dated as of March 31, 2009, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed May 11, 2009, is hereby incorporated by reference.**
10.64
Subcontract among Force Protection Industries, Inc. and Integrated Survivability Technologies Limited, dated April 1, 2009, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed May 11, 2009, is hereby incorporated by reference.**
10.65
Third Amendment to Lease among Force Protection, Inc., Aerospace/Defense, Inc. and Force Protection Industries, Inc., dated as of July 27, 2009, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 28, 2009, is hereby incorporated by reference.
10.66
Teaming Agreement, between Force Protection Industries, Inc. and Oshkosh Corporation, dated as of April 7, 2009, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 10, 2009, is hereby incorporated by reference.**
10.67
Contract Modification under Contract No. M67854-07-D-5031 with the United States Marine Corps Systems Command, dated April 8, 2009, filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed August 10, 2009, is hereby incorporated by reference.**
10.68
Second Amendment to Agreement between Force Protection, Inc. and Michael Moody, dated September 21, 2009, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 24, 2009, is hereby incorporated by reference.*
10.69
Force Protection, Inc. Deferred Compensation Plan effective October 30, 2009, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 5, 2009, is hereby incorporated by reference.*
10.70
Amendment of Solicitation/Modification of Contract under Contract No. M67854-07-D-5031 with the United States Marine Corps Systems Command, dated July 1, 2009, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed November 9, 2009, is hereby incorporated by reference.**

NUMBER	DESCRIPTION
10.71	Amendment of Solicitation/Modification of Contract under Contract No. M67854-07-D-5031 with the United States Marine Corps Systems Command, dated July 21, 2009, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed November 9, 2009, is hereby incorporated by reference.**
10.72
Amendment of Solicitation/Modification of Contract under Contract No. W56HZV-08-C-0028 with the U.S. Army Contracting Command, dated July 24, 2009, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed November 9, 2009, is hereby incorporated by reference.**
14.1	Code of Conduct and Ethics of Force Protection, Inc., filed as Exhibit 14.1 to the Current Report on Form 8-K filed March 5, 2010, is hereby incorporated by reference.
21.1	Subsidiaries of the Registrant.†
23.1	Consent of Grant Thornton LLP†
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

(Exhibits marked with a (†) are filed electronically herewith.)

(Exhibits marked with an asterisk (*) are a management contract or compensatory plan required to be filed as an Exhibit to this Annual Report on Form 10-K.)

(Exhibits marked with two asterisks (**) have portions of the exhibit omitted pursuant to a confidential treatment request. This information has been filed separately with the Securities and Exchange Commission.)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORCE PROTECTION INC. (Registrant)
Date: March 8, 2010	By:	/s/ MICHAEL MOODY
		Name:	Michael Moody
		Title:	Chairman, Chief Executive Officer and President (principal executive officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the 8th of March, 2010, on behalf of the registrant and in the capacities indicated.

Signature	Capacity

/s/ MICHAEL MOODY Michael Moody	Chairman, Chief Executive Officer and President (principal executive officer)
/s/ CHARLES MATHIS Charles Mathis	Chief Financial Officer (principal financial and accounting officer)
/s/ MAJOR GENERAL JACK A. DAVIS Major General Jack A. Davis	Director
/s/ JOHN S. DAY John S. Day	Director
/s/ LIEUTENANT GENERAL ROGER G. THOMPSON, JR. Lieutenant General Roger G. Thompson, Jr.	Director
John W. Paxton, Sr.	Director
/s/ B. HERBERT ELLIS B. Herbert Ellis	Director
/s/ KENNETH MERLAU Kenneth Merlau	Director