Form 10-Q
period 2010-03-31
FORCE PROTECTION INC
filed 2010-05-04
CIK 1032863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The registrant had 70,274,140 shares of common stock outstanding as of April 29, 2010.

PART I. FINANCIAL STATEMENTS

Item 1.    Financial Statements

Force Protection, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	As of March 31,	As of December 31,
	2010	2009
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$134,103	$147,254
Accounts receivable, net	136,288	143,480
Inventories	77,981	74,075
Deferred income tax assets	16,167	16,235
Income taxes receivable	1,352	1,352
Other current assets	3,656	3,031
Total current assets	369,547	385,427
Property and equipment, net	57,469	58,918
Investment in unconsolidated joint venture	2,519	2,541
Other assets, net	435	202
Total assets	$429,970	$447,088

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$67,420	$86,588
Due to United States government	26,716	25,965
Advance payments on contracts	3,648	1,164
Other current liabilities	17,441	21,044
Total current liabilities	115,225	134,761
Deferred income tax liabilities	1,225	1,236
Other long-term liabilities	315	—
	116,765	135,997
Commitments and contingencies

Shareholders’ equity:
Common stock	70	70
Additional paid-in capital	261,159	260,112
Accumulated other comprehensive income	61	129
Retained earnings	51,915	50,780
Total shareholders’ equity	313,205	311,091
Total liabilities and shareholders’ equity	$429,970	$447,088

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Force Protection, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	March 31,
	2010	2009
	(In Thousands, Except Per Share Data)
Net sales	$134,847	$184,734
Cost of sales	109,458	147,832
Gross profit	25,389	36,902
General and administrative expenses	18,740	20,851
Research and development expenses	4,847	4,605
Operating income	1,802	11,446
Other income (expense), net	73	(62)
Interest expense, net	(132)	(136)
Income before income tax expense	1,743	11,248
Income tax expense	(607)	(3,872)
Net income	$1,136	$7,376
Earnings per common share:
Basic	$0.02	$0.11
Diluted	$0.02	$0.11
Weighted average common shares outstanding:
Basic	68,671	68,408
Diluted	69,505	68,755

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Force Protection, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2010	2009
	(In Thousands)
Cash flows from operating activities:
Net income	$1,136	$7,376
Adjustments to reconcile net income to net cash (used in) provided by operating activities –
Depreciation and amortization	3,972	3,237
Deferred income tax provision	93	3,302
Income tax effect realized from stock transactions	(12)	—
Stock-based compensation	1,018	315
Provision for inventory	473	210
Warranty reserve	336	—
Loss on disposal of property and equipment	9	—
Equity in earnings of unconsolidated joint venture	(9)	205
(Increase) decrease in assets –
Accounts receivable	7,192	(13,928)
Inventories	(4,379)	(12,216)
Income taxes receivable	—	(10,324)
Other assets	(936)	(287)
Increase (decrease) in liabilities –
Accounts payable	(19,057)	8,273
Due to United States government	751	19,403
Advance payments on contracts	2,484	14,230
Other liabilities	(3,612)	(5,643)
Total adjustments	(11,677)	6,777
Net cash (used in) provided by operating activities	(10,541)	14,153
Cash flows from investing activities:
Capital expenditures	(2,580)	(3,081)
Proceeds from the sale of fixed assets	15	—
Investment in unconsolidated joint venture	—	(2,130)
Net cash used in investing activities	(2,565)	(5,211)
Cash flows from financing activities:
Proceeds from issuance of common stock	18	15
Income tax effect realized from stock transactions	12	—
Net decrease in other long-term liabilities	—	(128)
Net cash provided by (used in) financing activities	30	(113)
Effect of foreign currency rate changes on cash	(75)	—
(Decrease) increase in cash and cash equivalents	(13,151)	8,829
Cash and cash equivalents at beginning of year	147,254	111,001
Cash and cash equivalents at end of period	$134,103	$119,830
Supplemental cash flow information:
Cash paid during the period for
Income taxes	$1,187	$15,101
Interest, net of amounts capitalized	$98	$22
Supplemental schedule of noncash investing and financing activities:
Property and equipment additions in accounts payable	$839	$438

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

1.     Summary of Significant Accounting Policies

Organization and Description of the Business

Force Protection, Inc. provides survivability solutions to support the armed forces of the United States and its allies which are in harm’s way.  We design, manufacture, test, deliver and support our blast- and ballistic-protected products to increase the survivability of the users of our products.  Our specialty vehicles, which we believe are at the forefront of blast- and ballistic-protected technology, are designed to protect their occupants from landmines, hostile fire, and improvised explosive devices (“IEDs”).  We are a key provider of the U.S. military’s Mine Resistant Ambush Protected (“MRAP”) vehicle program and have sold and delivered over 3,000 vehicles under this program.  We also provide our Cougar and Buffalo mine-protected vehicles to several foreign customers, including the U.K. Ministry of Defence (“MoD”) which has purchased three variants of our Cougar vehicle.  Complementing these efforts, we are designing, developing and marketing new vehicle platforms (including the Ocelot and the Joint All-Terrain Modular Mobility Asset (“JAMMA”)) that provide increased modularity, speed, mobility and concealment with enhanced levels of blast- and ballistic-protection.  Across all vehicle programs we have sold approximately 4,500 vehicles since 2005.  Supporting our vehicle design, development and production initiatives, we develop, manufacture, test, deliver and support products and services aimed at further enhancing the survivability of our users against additional threats.  Capitalizing on our strengths in survivability solutions, we are focused on developing additional products to protect against rocket-propelled grenades and under body armor kits to mitigate blast effects on military vehicles.  We also provide long-term life cycle support services for our vehicles that involve development of technical data packages, supply of spares, field and depot maintenance activities, assignment of highly-skilled field service representatives, and advanced off-road driver and maintenance training programs.  Our services are based on establishing and maintaining long-term relationships with the U.S. government and foreign military users.

References herein to “Force Protection,” the “Company,” “we,” “our,” or “us” refer to Force Protection, Inc. and its subsidiaries unless otherwise stated or indicated by context.

In 2009, we formed Integrated Survivability Technologies Limited, an England and Wales company, referred to as IST, a joint venture between Force Protection Europe Limited, a subsidiary of Force Protection Industries, Inc., and NP Aerospace Limited, a subsidiary of The Morgan Crucible Company plc.  Pursuant to the terms of the joint venture, IST acts as the prime contractor for vehicles and related total life cycle support awarded by the U.K. MoD to ensure that this customer has a single point of contact for its Wolfhound, Buffalo, Mastiff and Ridgback vehicles.  We account for this joint venture as an equity-method investment.  In September 2009, we formed Force Protection Australasia Pty Ltd, an Australian company, to pursue market opportunities in Australia and Asia.  Force Protection Australasia Pty Ltd is a wholly owned subsidiary of Force Protection Europe Limited.

We are focused on enhancing the market presence of Force Protection Europe Limited and leveraging its brand strength in the United Kingdom and Europe.  Through Force Protection Europe Limited, we have developed a new vehicle platform with Ricardo UK Limited, the Ocelot, a light-weight protected vehicle that provides increased modularity, speed, mobility and off-road capability with MRAP-like survivability qualities.  The Ocelot has been submitted by Force Protection Europe Limited to the U.K. MoD for the Light Protected Patrol Vehicle, or LPPV, competition.  In April 2010, we received a contract from the U.K. MoD for the purchase of two Ocelot vehicles for further testing for the LPPV program.  The Ocelot also has been proposed to the Australian government for the Protected Mobility Vehicle-Light program.

We are also collaborating with a third party on the JAMMA, a light-weight, hybrid, high-performance, high-speed, all-terrain vehicle that is transportable inside a V-22 Osprey helicopter and features an attachment system for threat-specific armor.  The JAMMA was specifically developed and designed for an upcoming customer requirement.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the United States Securities and Exchange Commission (“SEC”) on March 8, 2010.  These unaudited condensed consolidated financial statements have been prepared pursuant to Rule 10-01 of Regulation S-X.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made herein are adequate to make the information not misleading.

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

Fair Value of Financial Instruments

FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, which was primarily codified into Topic 825, “Financial Instruments” in the Accounting Standards Codification (“ASC”), requires disclosures of the fair value of financial instruments.  Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and amounts due to United States government.  The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and amounts due to the U.S. government, approximate their fair value because of the short-term maturity and highly liquid nature of these instruments.  The carrying values of our financial instruments approximate their fair value as of March 31, 2010 and December 31, 2009.

Recent Accounting Pronouncements

In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which was codified into Topic 105 “Generally Accepted Accounting Standards.” This guidance launched the FASB Accounting Standards Codification that is the single source of non-SEC authoritative GAAP.  It is effective for interim and annual periods beginning after September 15, 2009.  We adopted this guidance as of September 30, 2009.  This guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

In October 2009, the FASB issued Update No. 2009-13 (“ASU 2009-13”), an update to Topic 605 “Revenue Recognition,” which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit.  ASU 2009-13 is effective prospectively for revenue recognition arrangements entered into or materially modified beginning in fiscal years on or after June 15, 2010.  Early adoption is permitted.  We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial position, results of operations or cash flows, if any.

In February 2010, the FASB issued Update No. 2010-9 (“ASU 2010-9”), an update to Topic 855 “Subsequent Events,” which clarified that subsequent events should be evaluated through the date the financial statements are issued.  In addition, this update no longer requires a filer to disclose the date through which subsequent events have been evaluated.  This guidance is effective for financial statements issued subsequent to February 26, 2010.  We adopted this guidance on this date.  This guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

We have determined that all other recently issued accounting guidance will not have a material impact on our consolidated financial position, results of operations and cash flows, or do not apply to our operations.

2.     Accounts Receivable

Accounts receivable consist of the following (in thousands):

	As of March 31,	As of December 31,
	2010	2009
United States government	$109,480	$122,070
Other accounts receivable	26,808	21,410
Accounts receivable, net	$136,288	$143,480

As of March 31, 2010 and December 31, 2009, our accounts receivable included $79.7 million and $57.2 million, respectively, of earned and unbilled accounts receivable, of which $10.6 million and $6.4 million, respectively, is earned and unbilled to Integrated Survivability Technologies Limited and $69.1 million and $50.8 million, respectively, is earned and unbilled to the U.S. government.  The earned and unbilled accounts receivable as of March 31, 2010 and December 31, 2009 primarily result from not-to-exceed undefinitized contracts whereby, although the products have been delivered, we cannot fully bill until the contracts are definitized. Other accounts receivable include amounts that relate to non-government entities and the sale of raw materials to suppliers.  Any gain or loss on the sale of raw materials is included in Other income (expense), net in the accompanying condensed consolidated statements of operations.

3.     Inventories

Inventories consist of the following (in thousands):

	As of March 31,	As of December 31,
	2010	2009
Raw material and supplies	$49,073	$57,026
Work in process	23,125	16,099
Finished goods	5,783	950
Inventories	$77,981	$74,075

Due to obsolete inventories and to account for our inventory at the lower of cost or market, we reduced the cost basis of our raw material and supplies and charged to Cost of sales $0.5 million and $0.2 million during the three-month periods ended March 31, 2010 and 2009, respectively.

Work in process consists primarily of vehicles and subassemblies in process and overhead costs capitalized in ending inventory.

As of March 31, 2010, the finished goods inventory consisted primarily of Wolfhound vehicles produced for a contract that was awarded on May 3, 2010.

4.     Property and Equipment

Property and equipment consist of the following (in thousands):

	As of March 31,	As of December 31,
	2010	2009
Land	$4,419	$4,419
Buildings	13,303	13,246
Leasehold improvements	15,809	15,661
Machinery and equipment; including tooling and molds	34,613	33,451
Computer equipment and software	15,856	15,297
Furniture and fixtures	3,685	3,668
Demonstration and other vehicles	2,824	2,657
Manuals	705	705
	91,214	89,104
Less: Accumulated depreciation	(35,721)	(31,887)
	55,493	57,217
Construction in progress	1,976	1,701
Property and equipment, net	$57,469	$58,918

5.     Income Taxes

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

The income tax expense for the three-month period ended March 31, 2010 was based on the estimated effective tax rates applicable for the fiscal year ending December 31, 2010, after considering items specifically related to the interim period.  The income tax expense for the three-month period ended March 31, 2009 was based on the estimated effective tax rates applicable for the fiscal year ended December 31, 2009, after considering items specifically related to the interim period.

Force Protection is subject to United States federal, state, and local income taxes.  Income before income tax expense is as follows (in thousands):

	For the three months ended March 31,
	2010	2009
Income before income tax expense	$1,743	$11,248

A reconciliation of the statutory federal income tax expense rate to the effective income tax expense rate is as follows:

	For the three months ended March 31,
	2010	2009
Income tax expense at statutory rate	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal tax benefit	1.3	0.7
Research and development credit	—	(2.6)
Domestic Production Activities Deduction	(2.9)	(0.3)
Interest expense related to uncertain tax benefits	0.3	—
Nondeductible items	1.1	1.6
Effective income tax expense rate	34.8%	34.4%

The effective income tax rate is the provision for income tax expense as a percent of income before income taxes.  The 2010 effective rate is lower than the expected federal statutory rate of 35% due to the Domestic Production Activities Deduction, partially offset by state income taxes, nondeductible items, and interest expense related to uncertain tax benefits.

Tax years ended December 31, 2002 through December 31, 2009 remain open and are subject to examination by the Internal Revenue Service.  However, we believe that we have appropriate support for the income tax positions taken and to be taken on our income tax returns and that our income tax receivable and accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter.  However, we do have a $1.1 million reserve, which includes approximately $37,000 of interest, for prior years’ income taxes as a result of applying the guidance in FASB ASC Topic 740, “Income Taxes.”  If recognized, the entire $1.1 million would favorably impact the Company’s effective tax rate.  It is not expected that within the next 12 months the effective tax rate will be impacted by the resolution of some or all of the matters by various taxing authorities.  We include interest and penalties related to federal and state income taxes, if any, as a component of Income tax expense in the accompanying condensed consolidated statements of operations.

6.     Earnings Per Common Share and Comprehensive Income

Earnings Per Common Share

The following table shows the information used in the calculation of basic and diluted earnings per common share (in thousands, except number of shares and per share amounts):

	For the three months ended March 31,
	2010	2009
Numerator – Basic and diluted:
Net income	$1,136	$7,376
Denominator:
Weighted average common shares outstanding – basic	68,671,310	68,407,606
Add: Stock options	119,744	69,770
Add: Stock grants	714,420	277,580
Weighted average common shares outstanding – diluted	69,505,474	68,754,956
Basic earnings per common share:
Net income – basic	$0.02	$0.11
Diluted earnings per common share:
Net income – diluted	$0.02	$0.11

The calculation of earnings per common share is based on the weighted-average number of our common shares outstanding during the applicable period.  The calculation for diluted earnings per common share recognizes the effect of all dilutive potential common shares that were outstanding during the respective periods, unless their impact would be anti-dilutive.  We use the treasury stock method to calculate the dilutive effect of stock options and other common stock equivalents (potentially dilutive shares). These potentially dilutive shares include stock options and unvested restricted stock grants.  We did not include stock options to purchase 192,797 and zero shares of common stock in our computation of diluted earnings per share in the three-month periods ending March 31, 2010 and 2009, respectively, as the effect of including such options would be anti-dilutive.

Comprehensive Income

Our comprehensive income was $1.1 million and $7.4 million for the three-month periods ended March 31, 2010 and 2009, respectively.  The components of our comprehensive income are net income and foreign currency translation adjustments of a $0.1 million net loss in 2010 and zero in 2009.

7.     Commitments and Contingencies

Financing Commitments— Credit Facility

On July 20, 2007, we entered into a revolving credit agreement with Wachovia Bank, NA, now owned by Wells Fargo Company.  Borrowings under the original credit agreement bore interest at a floating rate per annum equal to the one-month London Interbank Offered Rate (“LIBOR”) plus 2.0%.  The original amount of the agreement was $50 million and all amounts payable under this credit agreement were originally due and payable on September 30, 2007.  We have entered into several modification agreements with the lender to change the principal amount and certain terms and extend the maturity.

On April 29, 2010, we modified the agreement to extend the maturity to April 30, 2012, and modify the interest rate and certain other terms.  The principal amount of the line of credit was maintained at $40 million.

As modified, the loan covenants include a maximum ratio of debt (“Funded Debt”) to net income plus interest expense, income taxes, depreciation and amortization (“EBITDA”) of 2.0 to 1.0 and a minimum fixed charge coverage ratio of 1.5 to 1.0.

The floating interest rate per annum on any principal borrowings is the applicable LIBOR rate plus an additional amount (“Applicable Margin”) determined quarterly based on the Funded Debt to EBITDA ratio calculated on a rolling four quarter basis.  The Applicable Margin will vary from 1.55% to 2.75% depending on that ratio.

Accrued interest is due and payable on a monthly basis and all principal is due and payable on April 30, 2012.  Until the expiration date, we may borrow, repay and re-borrow amounts under the terms of the note as long as the total principal balance outstanding plus any existing letter of credit obligations does not exceed $40 million.  Additionally, we have granted Wells Fargo Bank a security interest in all of our property, as defined in the credit agreement.  Since its inception through the date of this filing, we have not borrowed any amounts under the credit agreement.  As of March 31, 2010, we were in compliance with all of our line of credit covenants.

Legal Proceedings

Shareholder Class Action and Derivative Actions

On March 10, 2008, the first of ten related class action lawsuits was filed against us and certain of our former and current directors or officers in the United States District Court for the District of South Carolina, Charleston Division, on behalf of a purported class of investors who purchased or otherwise acquired our stock during the period between August 14, 2006, and February 29, 2008.  The complaints seek class certification, and the allegations include, but are not limited to, allegations that the defendants violated the Securities Exchange Act of 1934 and made false or misleading public statements and/or omissions concerning our business, internal controls, and financial results.  The individual class action lawsuits were consolidated on June 10, 2008, under the caption In Re Force Protection, Inc. Securities Litigation, Action No. 2:08-cv-845-CWH.  On September 29, 2009, the court denied the defendants’ motion to dismiss the plaintiffs’ consolidated complaint, and the parties are engaging in discovery.

Between March 27, 2008 and May 28, 2008, a series of shareholder derivative actions were filed in both state and federal courts against certain of our former and current directors and officers alleging that the individual defendants breached fiduciary duties, abused control, engaged in gross mismanagement and wasted corporate assets and were unjustly enriched.  Recovery is sought for the benefit of the Company, which has been named a nominal defendant in each derivative action.  The state court actions pending in South Carolina were consolidated on May 18, 2009.  Defendants’ motions to dismiss each of the state court derivative actions were denied, and the parties are engaging in discovery.  Four derivative lawsuits pending in the United States District Court for the District of South Carolina, Charleston Division, were consolidated on March 31, 2009, under the caption In Re Force Protection, Inc.  Derivative Litigation, Action No. 2:08-cv-01907-CWH.

Other Disputes

We have received a total of 76 complaints over the last three years from current and former employees filed with the United States Equal Employment Opportunity Commission alleging, among other things, race and/or gender discrimination.  We have responded to the complaints as such responses have become due, and are investigating the allegations.

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

In addition, compliance with the directives of the Directorate of Defense Trade Controls (“DDTC”) may result in substantial expenses and diversion of management.  Any failure to adequately address the directives of DDTC could result in civil fines or suspension or loss of our export privileges, any of which could have a material adverse effect on our business or financial position, results of operations, or cash flows.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and should be read together with our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q.  Information in this Item 2 is intended to assist the reader in obtaining an understanding of our unaudited condensed consolidated financial statements, the changes in certain key items in those financial statements from period to period, the primary factors that accounted for those changes, and any known trends or uncertainties that we are aware of that may have a material effect on our future performance, as well as how certain accounting principles affect our unaudited condensed consolidated financial statements.  MD&A includes the following sections:

•                  Overview

•                  Outlook

•                  Results of Operations—an analysis of our consolidated results of operations, for the three-month periods presented in our unaudited condensed consolidated financial statements

•                  Liquidity and Capital Resources—an analysis of the effect of our operating, financing and investing activities on our liquidity and capital resources

•                  Off- Balance Sheet Arrangements—a discussion of such commitments and arrangements

•                  Contractual Obligations—a summary of our aggregate contractual obligations

•                  Critical Accounting Policies and Estimates—a discussion of accounting policies that require significant judgments and estimates

•                  New Accounting Pronouncements—a summary and discussion of our plans for the adoption of new accounting standards relevant to us

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains both historical and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (‘‘Securities Act’’), and Section 21E of the United States Securities Exchange Act of 1934, as amended (“Exchange Act”).  All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial position, results of operations, cash flows and business.  We have identified some of these forward-looking statements with words like “believe”, “may”, “will”, “should”, “expect”, “intend”, “plan”, “predict”, “anticipate”, “outlook”, “estimate” or “continue” and other words and terms of similar meaning.  These forward-looking statements include, among other things:

•                  Statements regarding the growth of the U.S. and world market for blast- and ballistic-protected vehicles and our survivability products, services and solutions,

•                  Statements regarding the U.S. military’s plans or intentions, including the plans to draw down operations in Iraq and the long-term plans to remain in Afghanistan,

•                  Information regarding the number of various types of MRAP and other armored vehicles that may be purchased by the U.S. Marine Corps, the U.S. Army and other U.S. and foreign customers under various programs,

•                  Statements with respect to our expectations regarding our ability to obtain materials, components and supplies necessary to manufacture our vehicles, our ability to improve cost efficiencies, including, without limitation, as a result of volume purchasing, improvements in our manufacturing process and possible future changes in the efficiencies in our operations,

•                  Statements regarding any changes in our cost of sales, our general and administrative expenses, our operating results or our research and development expenses as a percentage of net sales,

•                  Statements regarding our anticipated cash needs,

•                  Statements regarding our business strategy, including growing a balanced diverse revenue and earnings,

•                  Statements regarding the revenues that may be derived from, and the quantities of vehicles, products and services that may be purchased or ordered pursuant to, existing or possible future contracts or orders by various customers, including statements regarding the estimated value of those orders and contracts and statements about the amount of vehicles in our backlog,

•                  Statements regarding our expectations regarding contract awards, including opportunities for the sales of our Ocelot and JAMMA vehicles,

•                  Statements regarding the effects of rebalancing our workforce and manufacturing capacities,

•                  Statements regarding the benefits that may be realized from our joint ventures, teaming arrangements and any new ventures or business developed pursuant to them, and

•                  Statements regarding our ability to utilize net operating loss carryforwards for income tax purposes and the effect of our income tax positions on our effective tax rate.

When used in this Quarterly Report on Form 10-Q, except as specifically noted otherwise, the term “Force Protection, Inc.” refers to Force Protection, Inc. only, and references to the terms “Company,” “we,” “our,” “ours” and “us” refer to Force Protection, Inc. and its consolidated subsidiaries.

Overview

Force Protection, Inc. provides survivability solutions to support the armed forces of the United States and its allies which are in harm’s way.  We design, manufacture, test, deliver and support our blast- and ballistic-protected products to increase the survivability of the users of our products.  Our specialty vehicles, which we believe are at the forefront of blast- and ballistic-protected technology, are designed to protect their occupants from landmines, hostile fire, and improvised explosive devices (“IEDs”).  We are a key provider of the U.S. military’s Mine Resistant Ambush Protected (“MRAP”) vehicle program and have sold and delivered over 3,000 vehicles under this program.  We also provide our Cougar and Buffalo mine-protected vehicles to several foreign customers, including the U.K. Ministry of Defence which has purchased three variants of our Cougar vehicle.  Complementing these efforts, we are designing, developing and marketing new vehicle platforms (including the Ocelot and the Joint All-Terrain Modular Mobility Asset (“JAMMA”)) that provide increased modularity, speed, mobility and concealment with enhanced levels of blast- and ballistic-protection.  Across all vehicle programs we have sold approximately 4,500 vehicles since 2005.  Supporting our vehicle design, development and production initiatives, we develop, manufacture, test, deliver and support products and services aimed at further enhancing the survivability of our users against additional threats.  Capitalizing on our strengths in survivability solutions, we are focused on developing additional products to protect against rocket-propelled grenades and under body armor kits to mitigate blast effects on military vehicles.  We also provide long-term life cycle support services for our vehicles that involve development of technical data packages, supply of spares, field and depot maintenance activities, assignment of highly-skilled field service representatives, and advanced off-road driver and maintenance training programs.  Our services are based on establishing and maintaining long-term relationships with the U.S. government and foreign military users.

Our business is heavily influenced by the needs of the U.S. military for blast- and ballistic-protected wheeled vehicles.  The U.S. Department of Defense is our largest customer.  For the past several years, substantially all of our net sales have been derived from the U.S. government.  We attempt to align our workforce to satisfy our business requirements.

We are headquartered, and have leased manufacturing facilities, in Ladson, South Carolina.  We have office space in Sterling Heights, Michigan; Edgefield, South Carolina; North Charleston, South Carolina; Arlington, Virginia; Bristol, United Kingdom; and Leamington Spa, United Kingdom.  We conduct our blast range, research and development activities and customer training requirements at properties located in Edgefield, South Carolina; Summerville, South Carolina; and Roxboro, North Carolina.  We also have a vehicle support facility in Kuwait, and provide military operations support in Afghanistan and Iraq.

Outlook

The global war on terrorism, especially in Iraq and Afghanistan, has confirmed that IEDs, landmines, explosively-formed projectiles and rocket-propelled grenades pose a significant threat to coalition military personnel and civilians.  We believe the world market for blast- and ballistic-protected military vehicles and other survivability solutions will remain at high levels in the short-term.  The 30,000 troop surge of forces to Afghanistan will take most of 2010 to achieve and additional MRAPs from original equipment manufacturers (“OEMs”) may be required to support operations.  Landmines and IEDs have been used extensively by terrorists and insurgent groups in Iraq and other areas because of their highly effective nature and relatively low cost.  In 2009, U.S. forces began drawing down from Iraq.  The long-term commitment of U.S. forces in Iraq and Afghanistan is uncertain.  Consequently, U.S. and international military departments are in the process of determining long-term roles for MRAPs.  The future requirements for long-term life cycle logistics plans, as well as an important effort to reset and recapitalize vehicles that come out of theater, are being determined.  MRAPs can be placed into permanent military organizations for convoy security, route clearance, explosive ordnance disposal and casualty evacuation, or be placed into prepositioned storage roles for regional response, or be sold to foreign military customers.

Our fiscal 2010 outlook is based on the following market assumptions and expectations:

•                  A reduction of combat forces and our vehicles in Iraq, which will significantly reduce the operational tempo placed on our fleet, as well as the requirement for our field service representatives resourced to support units in that theater,

•                  Conversely, there is growth of military forces, our vehicles and all MRAPs in Afghanistan, which is necessitating changes to our vehicles and is increasing sustainment/maintenance requirements.  Our current customers are developing modernization and sustainment plans for our fielded fleet of vehicles and we will have to compete for the spares and sustainment support business for our fielded fleet of vehicles,

•                  Uncertainty in defense spending, due to the current administration’s defense strategy, as well as the dynamic macroeconomic and geopolitical conditions,

•                  Challenges with the expansion of our customers, products and services both domestically and internationally.  We will continue to try to capture contract awards for our products and services in a volatile marketplace,

•                  Establishing long-term programs to include upgrades, remanufacture, and sustainment for our fleet of vehicles, and then expand this capability to sustaining all MRAPs universally,

•                  Developing new products and services to bring to market, and

•                  Rationalizing our cost structure to match our sales.

Strategic Outlook

Our business strategy is focused on increasing shareholder value by providing products and services that are relevant, responsive, innovative, high-quality and affordable.  We believe the global need for blast- and ballistic- protected military vehicles and other survivability solutions will remain high through 2011.  The 30,000 troops’ surge of force in Afghanistan is expected take most of 2010 to achieve and additional MRAPs are expected to be required to support operations in this theater.  However, U.S. forces are currently drawing down from Iraq and many MRAPs are being transferred from Iraq to Afghanistan.  The U.S. and foreign military departments are determining the current and future roles for MRAP vehicles.  We expect a large number of our currently deployed vehicles will remain in service or be pre-positioned for rapid deployment.  These vehicles will likely require an overhaul and modification to remain in optimal combat readiness.  We will leverage our manufacturing skills and field services to support our customers in maintaining readiness for these highly valued assets.  Although much of this work will involve large depot facilities, the magnitude of work could exceed our capacity and require partnerships to complete work on schedule.

We intend to maintain and expand our current business as a leading supplier of survivability solutions,

including protected vehicles, total life cycle support and other services, to the U.S. Department of Defense, other U.S. government agencies, foreign governments, and domestic and international commercial customers.  Our strategy is focused on growing balanced diverse revenue and earnings through organic growth, cost containment, and selected investments, partnerships and acquisitions, enabling us to grow the Company.  Specific components of the strategy include the following:

•                  Building on our base business to enable future success, including improving performance on contracts and improving our cost structure,

•                  Capitalizing on and extending our current business, including growing sales organically by investing in research and development and introducing new products within our core capabilities of blast- and ballistic-protection,

•                  Building on our core capabilities, continuing to ensure a leadership position by delivering innovative survivability solutions to market, including investing in new technologies, and

•                  Growing profitably through meaningful acquisitions, partnerships and investments to engage in a broader range of products, customers and markets.

As we discussed in Item 4, Controls and Procedures, of this Quarterly Report on Form 10-Q, we believe that effective disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Exchange Act) are in place as of March 31, 2010.  We will continue to devote our resources, in an amount we believe to be appropriate, to maintain effective internal controls over our financial reporting and disclosures.

Recent Events

On March 8, 2010, we were awarded a contract modification under our MRAP contract with the U.S. Marine Corps Systems Command to extend the performance of 216 field service representatives and associated support for the Independent Suspension System (“ISS”) installations on the Cougar MRAP vehicles at the MRAP Sustainment Facility in Kuwait.  The contract modification has a value not to exceed $26.1 million and is subject to definitization.

On April 2, 2010, we were awarded a contract modification under our MRAP contract with the U.S. Marine Corps Systems Command for 755 ISS kits for Cougar MRAP vehicles.  The contract modification has a value not to exceed $82.3 million and is subject to definitization.

Results of Operations

The following discussion and analysis is based on our unaudited condensed consolidated statements of operations, which reflect our results of operations for the three-month periods ended March 31, 2010 and 2009 as prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Comparison of Results of Operations for the Three Months Ended March 31, 2010 and 2009

The following table presents our results of operations for the three-month periods ended March 31, 2010 and 2009 as well as the percentage change from year to year.

	For the three months ended March 31,
			Percentage
(in thousands)	2010	2009	Change
Net sales	$134,847	$184,734	-27%
Cost of sales	109,458	147,832	-26%
Gross profit	25,389	36,902	-31%
General and administrative expenses	18,740	20,851	-10%
Research and development expenses	4,847	4,605	5%
Operating income	1,802	11,446	-84%
Other income (expense), net	73	(62)	-218%
Interest expense, net	(132)	(136)	-3%
Income before income tax expense	1,743	11,248	-85%
Income tax expense	(607)	(3,872)	-84%
Net income	$1,136	$7,376	-85%

Units sold

The following table presents our vehicle unit sales for the three-month periods ended March 31, 2010 and 2009 as well as the percentage change from year to year.

	For the three months ended March 31,
			Percentage
Units Sold	2010	2009	Change
Buffalo	22	12	83%
Cougar MRAP (Competitive)	—	5	-100%
Mastiff	16	16	0%
Ridgback	—	83	-100%
Cougar (all other variants)	4	18	-78%
Cheetah	—	2	-100%
Total	42	136	-69%

Net sales

The decrease in net sales from the comparative period is attributable to a decrease in the volume of vehicle deliveries and spares and sustainment sales, including field service representatives, training, Iraqi Light Armored Vehicle (“ILAV”) subcontractor revenues and technical publications; partially offset by an increase in sales resulting from modernization efforts, which include the supply and installation of ISS kits for our Cougar vehicles.  The spares and sustainment sales change primarily results from a decrease in demand for MRAP spare parts.  The sales mix of vehicles delivered, modernization efforts, and spares and sustainment, and the percentage change in the comparative periods are set forth in the following table:

	For the three months ended March 31,
			Percentage
(in thousands)	2010	2009	Change
Buffalo	$23,362	$10,800	116%
Cougar MRAP (Competitive)	—	4,029	-100%
Mastiff	10,636	6,752	58%
Ridgback	—	31,119	-100%
Cougar (all other variants)	2,899	13,722	-79%
Cheetah	—	1,000	-100%
Modernization	48,165	—	n/m
Spares and sustainment	49,785	117,312	-58%
Total	$134,847	$184,734	-27%

n/m—not meaningful

Cost of sales and Gross profit

	For the three months ended March 31,
(in thousands)	2010	2009
Cost of sales	$109,458	$147,832
Gross profit	$25,389	$36,902
Gross profit as a percentage of net sales	18.8%	20.0%

The gross profit percentage decreased for the three months ended March 31, 2010, over the comparable 2009 period, primarily due to manufacturing-related costs associated with fewer vehicles produced and, to a lesser extent, lower pricing on a limited number of Buffalo vehicles sold during 2010 compared to 2009.

General and administrative expenses

	For the three months ended March 31,
(in thousands)	2010	2009
General and administrative expenses	$18,740	$20,851
As a percentage of net sales	13.9%	11.3%

General and administrative expenses decreased $2.1 million for the three months ended March 31, 2010, from the comparable 2009 period.  This decrease is primarily due to $3.2 million of 2006 re-audit costs incurred during the first quarter of 2009 and lower legal fees ($1.2 million), partially offset by increased costs for business development ($1.4 million), depreciation ($0.7 million), European operations ($0.6 million) and severance ($0.3 million).  All other general and administrative expenses, net, decreased $0.7 million in 2010 compared to 2009.

Research and development expenses

	For the three months ended March 31,
(in thousands)	2010	2009
Research and development expenses	$4,847	$4,605
As a percentage of net sales	3.6%	2.5%

Research and development expenses as a percentage of net sales increased by 1.1 percentage points in the three months ended March 31, 2010, over the comparable period in 2009, primarily due to the decrease in net sales.  Total expenses were substantially unchanged compared to the prior year as an increased level of expenditures on the Ocelot and other development efforts in 2010 approximately replaced spending on prototypes for the MRAP All Terrain Vehicle (“M-ATV”) in 2009.

Other income (expense), net

	For the three months ended March 31,
(in thousands)	2010	2009
Other income (expense), net	$73	$(62)
As a percentage of net sales	0.1%	0.0%

Other income increased in the three months ended March 31, 2010, as compared to the same period for 2009, primarily due to break-even results on our IST joint venture in 2010 compared to a $0.2 million loss for the same period in 2009.  See Note 1, Organization and Description of the Business, in the accompanying unaudited condensed consolidated financial statements.  This difference was partially offset by lower interest income as a result of decreased interest rates for the three months ended March 31, 2010 compared to 2009.

Interest expense, net

	For the three months ended March 31,
(in thousands)	2010	2009
Interest expense, net	$132	$136
As a percentage of net sales	0.1%	0.1%

Interest expense was substantially unchanged for the three months ended March 31, 2010, as compared to the same period for 2009.

Income tax expense

	For the three months ended March 31,
(in thousands)	2010	2009
Income tax expense	$607	$3,872
As a percentage of net sales	0.5%	2.1%

Income tax expense decreased $3.3 million for the three months ended March 31, 2010, from the comparable 2009 period primarily because of lower profits resulting from reduced sales volumes.  The effective income tax expense rates for the three months ended March 31, 2010 and 2009 were approximately 34.8% and 34.4%, respectively.  See Note 5, Income Taxes, in the accompanying unaudited condensed consolidated financial statements.

Net income

	For the three months ended March 31,
(in thousands)	2010	2009
Net income	$1,136	$7,376
Diluted earnings per share	$0.02	$0.11

Net income for the three months ended March 31, 2010 decreased compared to the same period for 2009 primarily due to a decrease in profits resulting from reduced sales volume.

Backlog

The following table sets forth the number of vehicles included in our backlog as of March 31, 2010 and 2009.  The backlog shown in the following table is “funded” backlog, meaning that it reflects vehicles for which we have received orders and for which funding has been appropriated and authorized for expenditure by the applicable customer.  We cannot assure you that we will deliver or sell all of the vehicles included in our backlog. See Part I, Item 1A, Risk Factors, included in our Annual Report on Form 10-K for the year ended December 31, 2009.

	Vehicle Funded Backlog
	as of March 31,
	2010	2009
Buffalo	34	68
Cougar MRAP (Competitive)*	—	4
Mastiff	7	8
Cougar (all other variants)	—	10
Total	41	90

*  Refers to Cougar vehicles manufactured under the MRAP Subcontract pursuant to which we and General Dynamics Land Systems (“GDLS”) fulfill the MRAP Competitive Contract.

On May 3, 2010, we received a sub-contract modification from our joint venture, IST, for the delivery of 28 Wolfhound vehicles in connection with a contract modification awarded to IST by the U.K. MoD. The value of our sub-contract modification is approximately $14.2 million, which is subject to definitization.

On May 4, 2010, we received a contract from the U.S. Marine Corps Systems Command under the Foreign Military Sales program for the delivery of 30 Cougar vehicles, spare parts, training and field services. The contract has an approximate value of $24 million, a portion of which is subject to definitization.

Liquidity and Capital Resources

Our liquidity and available capital resources are impacted by operating, financing and investing activities.  Our principal sources of liquidity are cash on hand and cash from operations, primarily from the United States government.

Sources and Uses of Cash

During the past several years, our cash requirements have been met primarily through cash flow provided by operations; and our funds have been used primarily to fund working capital requirements and make capital expenditures.  The following chart shows the cash flows provided by or used in operating, investing, and financing activities for the three months ended March 31, 2010 and 2009:

	For the three months ended March 31,
(in thousands)	2010	2009
Net cash (used in) provided by operating activities	$(10,541)	$14,153
Net cash used in investing activities	(2,565)	(5,211)
Net cash provided by (used in) financing activities	30	(113)
Effect of exchange rate changes on cash	(75)	—
(Decrease) increase in cash and cash equivalents	$(13,151)	$8,829

As of March 31, 2010, we had $134.1 million of cash and cash equivalents, a decrease from $147.3 million as of December 31, 2009, and an increase from $119.8 million at March 31, 2009.

Cash Flows from Operating Activities

Cash flows from operating activities decreased by $24.7 million during the first three months of 2010 compared with the first three months of 2009.  The decrease resulted from a reduction in net income and unfavorable net changes in operating assets and liabilities during the first quarter of 2010 compared to the same period for 2009.

Below are the significant changes in operating assets and liabilities for the first three months of 2010:

Increases to Cash Flows from Operating Activities:

•                  a decrease in accounts receivable of $7.2 million primarily resulting from (a) lower net sales during the three months ended March 31, 2010 compared to the three months ended December 31, 2009, partially offset by (b) an increase in the earned and unbilled accounts receivable balance due to increased sales under not-to-exceed undefinitized contracts, whereby we cannot fully bill until the contracts are definitized although the products have been delivered, and

•                  an increase in advance payments on contracts of $2.5 million primarily resulting from customer payments received on our contract for ISS kits.

Decreases to Cash Flows from Operating Activities:

•                  a decrease in accounts payable of $19.1 million resulting primarily from  (a) an increase in payments to suppliers relating to ISS program procurement, including kit purchases and system installations, resulting in decreased obligations at March 31, 2010 compared to December 31, 2009 and (b) the timing of other purchases and related payments,

•                  a net increase in inventories of $4.4 million (excluding inventory cost write-downs to estimated net realizable value) resulting primarily from  increased finished goods and work in process inventory for tactical support vehicles, partially offset by a reduction in the level of raw material inventories, and

•                  a decrease in other liabilities of $3.6 million primarily due to a decrease in income taxes payable and compensation-related liabilities resulting from payments made during the first quarter of 2010.

Cash Flows from Investing Activities

Cash used in investing activities decreased by $2.6 million during the first three months of 2010 compared with the first three months of 2009 primarily due to reduced capital expenditures and a $2.1 million investment in IST, our joint venture with NP Aerospace (“NPA”) made during the first quarter of 2009.

Cash Flows from Financing Activities

Cash flows from financing activities were relatively flat during the first three months of 2010 compared with the first three months of 2009 due to minimal stock option exercises and a minimal change in other long-term liabilities.

Current Liquidity and Capital Resources

Our cash and cash equivalents as of March 31, 2010 were held for working capital purposes and were invested primarily in short-term United States Treasury bills and money market funds.  We do not enter into investments for trading or speculative purposes.

We have not had any significant capital expenditures for manufacturing since 2008.  During 2009, capital expenditures were $11.2 million, mostly due to upgrades of our information technology infrastructure as well as leasehold improvements.  During the first three months of 2010, capital expenditures were $2.6 million.  We do not expect any significant changes to capital expenditures in 2010 as compared to 2009.

The amount of capital that we will require depends on several factors, including without limitation, the extent and timing of sales of our products and services, performance-based payments, inventory costs, costs of raw materials and components, labor costs, costs of improving our financial and accounting systems, the timing and costs associated with any expansion of our manufacturing, development, engineering and customer support capabilities, the timing and cost of our product development and enhancement activities and our operating results.  We currently estimate that our cash flow will be sufficient to meet our presently budgeted capital expenditures and our other presently anticipated cash needs for the year ending December 31, 2010.  In addition, we have available to us a $40 million line of credit, which expires on April 30, 2012.  We may need to obtain additional sources of capital to meet our future cash needs, which may include borrowings or the issuance of debt or equity securities, including common stock, and there can be no assurance that such financing will be available to us when we need it or, if available, that the terms of any such financing will be satisfactory to us and not dilutive to our shareholders.  Any failure to obtain necessary capital as and when required could have a material adverse effect on our business, prospects, financial position, results of operations and cash flows.

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

As of March 31, 2010, we did not have any obligation under certain guarantees or contracts as defined above.

As of March 31, 2010, we did not have any retained or contingent interest in assets as defined above.

As of March 31, 2010, we did not hold derivative financial instruments, as defined by FASB Accounting Standards Codification Topic 815, “Derivatives and Hedging.”

As of March 31, 2010, we did not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of March 31, 2010 and December 31, 2009, we were not involved in any unconsolidated SPE transactions.

Contractual Obligations

We have future obligations under various contracts relating to debt and interest payments, operating leases, and purchase obligations.  During the three months ended March 31, 2010, there were no significant changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2009, except that our purchase obligations increased to $84.9 million as of March 31, 2010, from $68.2 million as of December 31, 2009.  The increase in purchase obligations as of March 31, 2010 was primarily due to new purchase orders related to modernization sales orders (ISS kits and installation services).

Critical Accounting Policies and Estimates

For the quarterly period ended March 31, 2010, there were no significant changes in critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 8, 2010.

New Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies, to the condensed consolidated financial statements for a description of the new accounting standards that are applicable to us.

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

Interest Rates

We do not have a trading portfolio and although our current financing arrangement is at a variable rate, we do not have any borrowings under the arrangement.  As a result, we currently are not directly at risk of interest rate fluctuations. As our financing needs change in the future, interest rate risk may become a more significant issue for us.

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

Our management, at the direction of our chief executive officer (our principal executive officer)  and chief financial officer (our principal financial officer), performed an evaluation of the effectiveness and design of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), as of March 31, 2010.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2010, Force Protection’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Shareholder Class Action and Derivative Actions

On March 10, 2008, the first of ten related class action lawsuits was filed against us and certain of our former and current directors or officers in the United States District Court for the District of South Carolina, Charleston Division, on behalf of a purported class of investors who purchased or otherwise acquired our stock during the period between August 14, 2006, and February 29, 2008.  The complaints seek class certification, and the allegations include, but are not limited to, allegations that the defendants violated the Securities Exchange Act of 1934 and made false or misleading public statements and/or omissions concerning our business, internal controls, and financial results.  The individual class action lawsuits were consolidated on June 10, 2008, under the caption In Re Force Protection, Inc. Securities Litigation, Action No. 2:08-cv-845-CWH.  On September 29, 2009, the court denied the defendants’ motion to dismiss the plaintiffs’ consolidated complaint, and the parties are engaging in discovery.

Between March 27, 2008 and May 28, 2008, a series of shareholder derivative actions were filed in both state and federal courts against certain of our former and current directors and officers alleging that the individual defendants breached fiduciary duties, abused control, engaged in gross mismanagement and wasted corporate assets and were unjustly enriched.  Recovery is sought for the benefit of the Company, which has been named a nominal defendant in each derivative action.  The state court actions pending in South Carolina were consolidated on May 18, 2009.  Defendants’ motions to dismiss each of the state court derivative actions were denied, and the parties are engaging in discovery.  Four derivative lawsuits pending in the United States District Court for the District of South Carolina, Charleston Division, were consolidated on March 31, 2009, under the caption In Re Force Protection, Inc.  Derivative Litigation, Action No. 2:08-cv-01907-CWH.

Other Disputes

We have received a total of 76 complaints over the last three years from current and former employees filed with the United States Equal Employment Opportunity Commission alleging, among other things, race and/or gender discrimination.  We have responded to the complaints as such responses have become due, and are investigating the allegations.

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

In addition, compliance with the directives of the Directorate of Defense Trade Controls (“DDTC”) may result in substantial expenses and diversion of management.  Any failure to adequately address the directives of DDTC could result in civil fines or suspension or loss of our export privileges, any of which could have a material adverse effect on our business or financial position, results of operations, or cash flows.

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

Item 1A. Risk Factors

In addition to the risk factor set forth below and other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 8, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and as described below are not the only risks facing Force Protection.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results or cash flows.

Presently, all of our contracts are on a fixed-price basis, which could subject us to losses if there are cost overruns.

Under a fixed-price contract, we receive only the amount indicated in the contract, regardless of the actual cost to produce the goods.  While firm fixed-price contracts allow us to benefit from potential cost savings, they also expose us to the risk of cost overruns.  Also, many of the contracts we  receive from the U.S. military  are sole source with a “not to exceed” amount and are subject to “definitization,” meaning that the contract price is not agreed upon at contract inception.  If the estimates we use to calculate the contract price are incorrect, the cost to perform the work proves  to be greater than the price, or the definitized contract price is less than the cost, we could incur losses.  In addition, some of our contracts have specific provisions relating to schedule and performance, which may result in penalties for failure to perform.  Accordingly, there can be no assurance that the actual  prices we receive under contracts will not be substantially less than our estimates or costs, which would adversely affect  our cash flows, our operating results and could result in losses.

We may make acquisitions, which may pose risks to our business and dilute the ownership of our existing stockholders.

We may enter into acquisitions in the future in an effort to enhance shareholder value.  We may enter into such arrangements in the future in order to expand our capabilities, enter new markets, or increase our market share.  Acquisitions involve a certain amount of risks and uncertainties that could result in our not achieving expected benefits.  With respect to acquisitions, such risks include difficulties in integrating newly acquired businesses and operations in an efficient and cost-effective manner; challenges in achieving expected strategic objectives, cost savings and other benefits; the risk that the acquired businesses’ markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets; the risk that we pay a purchase price that exceeds what the future results of operations would have merited; and the potential loss of key employees of the acquired businesses.  In addition, unanticipated delays or difficulties in effecting acquisitions may divert the attention of our management and resources from our existing operations.  Future acquisitions by us could also result in large and immediate write-offs or assumptions of debt and contingent liabilities, any of which may have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

The following is an index of the exhibits included in this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, investors are reminded that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Force Protection or the other parties to the agreements.  Some of the agreements contain representations and warranties by each of the parties to the applicable agreement.  These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger, filed as Exhibit 2.1 to the Company’s Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.

3.1	Restated Articles of Incorporation, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-K filed May 11, 2009, is hereby incorporated by reference.

3.2	Certificate of Amendment to Articles of Incorporation, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 26, 2008, is hereby incorporated by reference.

3.3	Certificate of Correction to Restated Articles of Incorporation, filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed May 11, 2009, is hereby incorporated by reference.

3.4	Second Amended and Restated By-Laws of Force Protection, Inc., filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 26, 2008, is hereby incorporated by reference.

10.1	2010 Executive Short-Term Incentive Program, dated as of January 18, 2010. † **

10.2	Amendment of Solicitation/Modification of Contract under Contract No. M67854-07-D-5031-0012 with the United States Marine Corps Systems Command, dated March 8, 2010. † *

14.1	Force Protection, Inc. Code of Conduct and Ethics, filed as Exhibit 14.1 to the Company’s Current Report on Form 8-K filed March 5, 2010, is hereby incorporated by reference.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

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

FORCE PROTECTION, INC. (Registrant)

Date: May 4, 2010	By:	/s/ MICHAEL MOODY
		Name:	Michael Moody
		Title:	Chairman, Chief Executive Officer and President (principal executive officer)

Date: May 4, 2010	By:	/s/ CHARLES MATHIS
		Name:	Charles Mathis
		Title:	Chief Financial Officer (principal financial and accounting officer)