Form 10-Q
period 2010-06-30
FORCE PROTECTION INC
filed 2010-08-03
CIK 1032863

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The registrant had 70,272,327 shares of common stock outstanding as of July 23, 2010.

PART I. FINANCIAL STATEMENTS

Item 1.    Financial Statements

Force Protection, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	As of June 30,	As of December 31,
	2010	2009
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$120,766	$147,254
Accounts receivable, net	147,536	143,480
Inventories	72,925	74,075
Deferred income tax assets	15,958	16,235
Income taxes receivable	—	1,352
Other current assets	4,098	3,031
Total current assets	361,283	385,427
Property and equipment, net	57,794	58,918
Investment in unconsolidated joint venture	2,665	2,541
Other assets, net	625	202
Total assets	$422,367	$447,088

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$60,518	$86,588
Due to United States government	23,136	25,965
Advance payments on contracts	3,392	1,164
Other current liabilities	15,070	21,044
Total current liabilities	102,116	134,761
Deferred income tax liabilities	1,225	1,236
Other long-term liabilities	364	—
	103,705	135,997
Commitments and contingencies

Shareholders’ equity:
Common stock	70	70
Additional paid-in capital	261,856	260,112
Accumulated other comprehensive income	44	129
Retained earnings	56,692	50,780
Total shareholders’ equity	318,662	311,091
Total liabilities and shareholders’ equity	$422,367	$447,088

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Force Protection, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In Thousands, Except Per Share Data)		(In Thousands, Except Per Share Data)
Net sales	$137,139	$187,116	$271,986	$371,850
Cost of sales	105,457	161,403	214,915	309,235
Gross profit	31,682	25,713	57,071	62,615
General and administrative expenses	19,124	20,172	37,864	41,023
Research and development expenses	5,284	4,892	10,131	9,497
Operating income	7,274	649	9,076	12,095
Other income (expense), net	189	(133)	262	(195)
Interest (expense) income, net	(62)	103	(194)	(33)
Income before income tax expense	7,401	619	9,144	11,867
Income tax expense	(2,624)	(178)	(3,231)	(4,050)
Net income	$4,777	$441	$5,913	$7,817
Earnings per common share:
Basic	$0.07	$0.01	$0.09	$0.11
Diluted	$0.07	$0.01	$0.08	$0.11
Weighted average common shares outstanding:
Basic	68,787	68,425	68,729	68,416
Diluted	69,606	68,979	69,609	68,909

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Force Protection, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2010	2009
	(In Thousands)
Cash flows from operating activities:
Net income	$5,913	$7,817
Adjustments to reconcile net income to net cash (used in) provided by operating activities —
Depreciation and amortization	7,927	6,676
Deferred income tax provision	313	2,049
Income tax effect realized from stock transactions	(12)	—
Stock-based compensation	1,714	1,260
Provision for asset impairment	—	748
Provision for inventory	1,154	891
Loss on disposal of property and equipment	5	158
Equity in (earnings) loss of unconsolidated joint venture	(131)	484
(Increase) decrease in assets —
Accounts receivable	(4,056)	(4,010)
Inventories	(4)	(52,268)
Advances to subcontractor	—	(26,027)
Prepaid income taxes	—	(8,893)
Income taxes receivable	1,352	—
Other assets	(1,419)	(707)
Increase (decrease) in liabilities —
Accounts payable	(26,742)	37,039
Due to United States government	(2,829)	14,604
Advance payments on contracts	2,228	47,385
Other liabilities	(5,597)	(8,865)
Total adjustments	(26,097)	10,524
Net cash (used in) provided by operating activities	(20,184)	18,341
Cash flows from investing activities:
Capital expenditures	(5,029)	(5,302)
Purchases of marketable securities	—	(9,985)
Proceeds from the sale of fixed assets	22	—
Purchase of JAMMA assets	(1,200)	—
Investment in unconsolidated joint venture	—	(2,149)
Net cash used in investing activities	(6,207)	(17,436)
Cash flows from financing activities:
Proceeds from issuance of common stock	17	37
Income tax effect realized from stock transactions	12	—
Net decrease in other long-term liabilities	—	(128)
Net cash provided by (used in) financing activities	29	(91)
Effect of foreign currency rate changes on cash	(126)	—
(Decrease) increase in cash and cash equivalents	(26,488)	814
Cash and cash equivalents at beginning of year	147,254	111,001
Cash and cash equivalents at end of period	$120,766	$111,815
Supplemental cash flow information:
Cash paid during the period for
Income taxes	$6,937	$15,119
Interest, net of amounts capitalized	$210	$82
Supplemental schedule of noncash investing and financing activities:
Property and equipment additions in accounts payable	$1,622	$873

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

1.     Summary of Significant Accounting Policies

Organization and Description of the Business

Force Protection, Inc. provides survivability solutions to support the armed forces of the United States and its allies.  We design, manufacture, test, deliver and support our blast- and ballistic-protected products to increase the survivability of the users of our products.  Our specialty vehicles, which we believe are at the forefront of blast- and ballistic-protected technology, are designed to protect their occupants from landmines, hostile fire, and improvised explosive devices (IEDs).  We are a key provider of the U.S. military’s Mine Resistant Ambush Protected (MRAP) vehicle program and have sold and delivered over 3,000 vehicles under this program.  We also provide our Cougar and Buffalo mine-protected vehicles to several foreign customers, including the U.K. Ministry of Defence (MoD) which has purchased three variants of our Cougar vehicle.  Complementing these efforts, we are designing, developing and marketing new vehicle platforms (including the Ocelot and the Joint All-Terrain Modular Mobility Asset (JAMMA)) that provide increased modularity, speed, mobility and concealment with enhanced levels of blast- and ballistic-protection.  Across all vehicle programs we have sold approximately 4,600 vehicles since 2005.  Supporting our vehicle design, development and production initiatives, we develop, manufacture, test, deliver and support products and services aimed at further enhancing the survivability of our users against additional threats.  Capitalizing on our strengths in survivability solutions, we are focused on developing additional products to protect against rocket-propelled grenades and under body armor kits to mitigate blast effects on military vehicles.  We also provide long-term life cycle support services for our vehicles that involve development of technical data packages, supply of spares, field and depot maintenance activities, assignment of highly-skilled field service representatives, and advanced off-road driver and maintenance training programs.  Our services are based on establishing and maintaining long-term relationships with the U.S. government and foreign military users.

References herein to “Force Protection,” the “Company,” “we,” “our,” or “us” refer to Force Protection, Inc. and its subsidiaries unless otherwise stated or indicated by context.

In 2009, we formed Integrated Survivability Technologies Limited, an England and Wales company, referred to as IST, a joint venture between Force Protection Europe Limited, a subsidiary of Force Protection Industries, Inc., and NP Aerospace Limited, a subsidiary of The Morgan Crucible Company plc.  Pursuant to the terms of the joint venture, IST acts as the prime contractor for vehicles and related total life cycle support awarded by the United Kingdom Ministry of Defence (U.K. MoD) to ensure that this customer has a single point of contact for its Wolfhound, Buffalo, Mastiff and Ridgback vehicles.  We account for this joint venture as an equity-method investment.  In September 2009, we formed Force Protection Australasia Pty Ltd, an Australian company, to pursue market opportunities in Australia and Asia.  Force Protection Australasia Pty Ltd is a wholly owned subsidiary of Force Protection Europe Limited.

As part of our comprehensive business development efforts, we are pursuing a number of substantial vehicle programs in several countries worldwide.  Notable examples include:

Light Protected Patrol Vehicle (LPPV).  Through Force Protection Europe Limited, we have developed with a subcontractor (Ricardo U.K. Limited) a new vehicle platform called the Ocelot.  The Ocelot is a light-weight protected vehicle that provides increased modularity, speed, mobility and off-road capability with MRAP-like survivability qualities.  The vehicle has been submitted by Force Protection Europe Limited to the U.K. MoD for the LPPV competition.  In April 2010, we received a contract from the U.K. MoD for the purchase of two Ocelot vehicles for further testing for the LPPV program. The Ocelot is one of two finalists for this urgent operational needs program and a preferred bidder is expected to be selected in September 2010.  The LPPV program is initially for at least 200 vehicles and related long-term support services.

Land 121 Protected Mobility Vehicle-Light (PMV-L). The Ocelot was proposed in September 2009 to the Commonwealth of Australia for one of the PMV-L requirements found in the Land 121 Phase IV project.  In May 2010, we were formally notified that our Force Protection Europe Ocelot vehicle was selected as one of three funded competitors to continue competitive prototyping in the Manufactured and Supported in Australia (MSA) option for Land 121.  Force Protection Europe entered into a contract on July 23, 2010 to build and deliver two Ocelot prototypes with accompanying documentation, as well as test and evaluation support.  Prototypes are scheduled to be delivered in February 2011.   The value of the contract is not-to-exceed $8.4 million ($9.9 million Australian dollars).  The contract and evaluation period for the PMV-L competitive stage is currently scheduled to conclude by May 2011, at which point the Commonwealth of Australia is expected to make a decision to continue with the Joint Light Tactical Vehicle (JLTV) program or MSA prototyping and sourcing for production.  In addition to the Land 121 PMV-L option, the Australian government has collaborated with the U.S. government on the development of the JLTV.  The PMV-L program is for approximately 1,300 vehicles, trailers and related long-term support services.

Joint All-Terrain Modular Mobility Asset (JAMMA). The JAMMA is a light-weight, hybrid, high-performance, high-speed, all-terrain vehicle that is transportable inside a V-22 Osprey helicopter and features an attachment system for threat-specific armor.  The JAMMA was specifically developed and designed to meet an upcoming customer requirement, the United States Air Force’s Guardian Angel Air-Deployable Rescue Vehicle (GAARV) program but will have application to a multitude of Special Operations Command programs both domestically and worldwide.  It is currently anticipated that the Air Combat Command will issue a Request for Proposal (RFP) for the GAARV program in the fall of 2010. The JAMMA is designed to be an air-droppable, surface recovery platform capable of maneuvering over adverse terrain in order to search for and recover isolated personnel and equipment.  The JAMMA also is designed to transport recovery teams and the recovered ambulatory or wounded personnel from isolated high threat areas to defendable locations for extraction by aircraft or self-recovery to a final, secure destination. The GAARV program is for approximately 90 vehicles.

Tactical Armored Patrol Vehicle (TAP-V).  The TAP-V program, sponsored by the Canadian Department of National Defense, is the avenue that the Canadian military is expected to utilize to replace the Coyote and RG-31.  Vehicle requirements must satisfy the following mission profiles: Reconnaissance and Surveillance, Security, Command and Control, Cargo and Armored Personnel Carrier. The vehicle selected for the TAP-V program must possess a high degree of mobility as well as a high degree of protection for the crew.  Additionally, this program will be built on a Military Off-The-Shelf solution.  Similar to the LPPV and Land 121 PMV-L programs, the TAP-V program requires vehicle production to be based in-country.  In June 2010, Force Protection supplied two possible solutions for the TAP-V program, a Cougar 4x4 and Cougar 6x6 variant.  In July 2010, both of our vehicle solutions were selected to move into the RFP phase of the procurement process, along with seven other vehicles from other equipment manufacturers.  A contract award to the final selected bidder is expected in 2011. The TAP-V program is for approximately 600 vehicles and related long-term support services.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the United States Securities and Exchange Commission (SEC) on March 8, 2010.  These unaudited condensed consolidated financial statements have been prepared pursuant to Rule 10-01 of Regulation S-X.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made herein are adequate to make the information not misleading.

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

Fair Value of Financial Instruments

FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, which was primarily codified into Topic 825, “Financial Instruments” in the Accounting Standards Codification (ASC), requires disclosures of the fair value of financial instruments.  Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and amounts due to United States government.  The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and amounts due to the U.S. government, approximate their fair value because of the short-term maturity and highly liquid nature of these instruments.  The carrying values of our financial instruments approximate their fair value as of June 30, 2010 and December 31, 2009.

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

In October 2009, the FASB issued Update No. 2009-13 (ASU 2009-13), an update to Topic 605 “Revenue Recognition,” which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit.  ASU 2009-13 is effective prospectively for revenue recognition arrangements entered into or materially modified beginning in fiscal years on or after June 15, 2010.  Early adoption is permitted.  We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial position, results of operations or cash flows, if any.

In February 2010, the FASB issued Update No. 2010-9 (ASU 2010-9), an update to Topic 855 “Subsequent Events,” which clarified that subsequent events should be evaluated through the date the financial statements are issued.  In addition, this update no longer requires a filer to disclose the date through which subsequent events have been evaluated.  This guidance is effective for financial statements issued subsequent to February 26, 2010.  We adopted this guidance on March 8, 2010.  This guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

We have determined that all other recently issued accounting guidance will not have a material impact on our consolidated financial position, results of operations and cash flows, or do not apply to our operations.

2.     Accounts Receivable

Accounts receivable consist of the following (in thousands):

	As of June 30,	As of December 31,
	2010	2009
United States government	$122,709	$122,070
Other accounts receivable	24,827	21,410
Accounts receivable, net	$147,536	$143,480

As of June 30, 2010 and December 31, 2009, our accounts receivable included $96.7 million and $57.2 million, respectively, of earned and unbilled accounts receivable, of which $12.8 million and $6.4 million, respectively, is earned and unbilled to Integrated Survivability Technologies Limited and $83.9 million and $50.8 million, respectively, is earned and unbilled to the U.S. government.  The earned and unbilled accounts receivable as of June 30, 2010 and December 31, 2009 primarily result from not-to-exceed undefinitized contracts whereby, although the products and services have been delivered, we cannot fully bill until the contracts are definitized.  Other accounts receivable include amounts that relate to non-government entities and the sale of raw materials to suppliers.

3.     Inventories

Inventories consist of the following (in thousands):

	As of June 30,	As of December 31,
	2010	2009
Raw material and supplies	$42,497	$57,026
Work in process	28,363	16,099
Finished goods	2,065	950
Inventories	$72,925	$74,075

4.     Property and Equipment

Property and equipment consist of the following (in thousands):

	As of June 30,	As of December 31,
	2010	2009
Land	$4,419	$4,419
Buildings	13,749	13,246
Leasehold improvements	16,256	15,661
Machinery and equipment; including tooling and molds	35,256	33,451
Computer equipment and software	16,043	15,297
Furniture and fixtures	3,722	3,668
Demonstration and other vehicles	3,434	2,657
Manuals	705	705
	93,584	89,104
Less: Accumulated depreciation	(39,605)	(31,887)
	53,979	57,217
Construction in progress	3,815	1,701
Property and equipment, net	$57,794	$58,918

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

The income tax expense for the three and six months ended June 30, 2010 was based on the estimated effective tax rates applicable for the fiscal year ending December 31, 2010, after considering items specifically related to the interim period.  The income tax expense for the three and six months ended June 30, 2009 was based on the estimated effective tax rates applicable for the fiscal year ended December 31, 2009, after considering items specifically related to the interim period.

Force Protection is subject to United States federal, state, and local income taxes.  Income before income tax expense is as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Income before income tax expense	$7,401	$619	$9,144	$11,867

A reconciliation of the statutory federal income tax expense rate to the effective income tax expense rate is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Income tax expense at statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal tax benefit	1.4	0.2	1.4	0.7
Research and development credit	—	18.0	—	(1.5)
Domestic Production Activities Deduction	(2.4)	(14.5)	(2.5)	(1.1)
Interest expense related to uncertain tax benefits	0.1	—	0.1	—
Nondeductible items	1.4	(10.0)	1.4	1.0
Effective income tax expense rate	35.5%	28.7%	35.4%	34.1%

The effective income tax rate is the provision for income tax expense as a percent of income before income taxes.  The effective rate for the three and six months ended June 30, 2010 is higher than the federal statutory rate of 35% due to state income taxes and nondeductible compensation, partially offset by the Domestic Production Activities Deduction.

Tax years ended December 31, 2002 through December 31, 2009 remain open and are subject to examination by the Internal Revenue Service.  However, we believe that we have appropriate support for the income tax positions taken and to be taken on our income tax returns and that our income tax receivable and accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter.  However, we do have a $1.1 million reserve, which includes approximately $45,000 of interest, for prior years’ income taxes as a result of applying the guidance in FASB ASC Topic 740, “Income Taxes.”  If recognized, the entire $1.1 million would favorably impact the Company’s effective tax rate.  It is not expected that within the next 12 months the effective tax rate will be impacted by the resolution of some or all of the matters by various taxing authorities.  We include interest and penalties related to federal and state income taxes, if any, as a component of Income tax expense in the accompanying condensed consolidated statements of operations.

6.     Earnings Per Common Share and Comprehensive Income

Earnings Per Common Share

The following table shows the information used in the calculation of basic and diluted earnings per common share (in thousands, except per share amounts):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator — Basic and diluted:
Net income	$4,777	$441	$5,913	$7,817
Denominator:
Weighted average common shares outstanding — basic	68,786,642	68,424,750	68,729,295	68,416,226
Add: Stock options	96,298	172,039	116,244	138,705
Add: Stock grants	723,283	381,860	763,348	354,201
Weighted average common shares outstanding — diluted	69,606,223	68,978,649	69,608,887	68,909,132
Basic earnings per common share:
Net income — basic	$0.07	$0.01	$0.09	$0.11
Diluted earnings per common share:
Net income — diluted	$0.07	$0.01	$0.08	$0.11

The calculation of earnings per common share is based on the weighted-average number of our common shares outstanding during the applicable period.  The calculation for diluted earnings per common share recognizes the effect of all dilutive potential common shares that were outstanding during the respective periods, unless their impact would be anti-dilutive.  We use the treasury stock method to calculate the dilutive effect of stock options and other common stock equivalents (potentially dilutive shares). These potentially dilutive shares include stock options and unvested restricted stock grants.  We did not include stock options to purchase 4,831 and 98,294 shares of common stock in our computation of diluted earnings per share in the three and six months ended June 30, 2010, respectively, as the effect of including such options would be anti-dilutive.  For the 2009 periods presented above, we have not excluded any potentially dilutive shares from the calculation of diluted earnings per share.

Comprehensive Income

Our comprehensive income was $4.8 million and $5.8 million for the three and six months ended June 30, 2010 and $0.2 million and $7.6 million for the three and six months ended June 30, 2009, respectively.  The components of our comprehensive income are net income and foreign currency translation adjustments of zero and a $0.1 million net loss for the three and six months ended June 30, 2010, respectively, and a $0.2 million net loss for the three and six months ended June 30, 2009.

7.     Commitments and Contingencies

Financing Commitments— Credit Facility

As of December 31, 2009 and June 30, 2010, we had a $40 million revolving credit line with Wells Fargo Bank, National Association, which expires April 30, 2012.  Furthermore, we can designate up to $5 million for letters of credit against the $40 million line of credit.  There were no borrowings outstanding under the facility as of December 31, 2009 or June 30, 2010.  However, on July 23, 2010, we obtained a letter of credit in the amount of $2.9 million ($3.3 million Australian dollars) for the performance of our obligations under a contract for the PMV-L vehicle program, which lowered the availability under the line of credit to approximately $37.1 million.  Borrowings under the line of credit bear a floating interest rate per annum on any principle borrowings applicable to LIBOR rate plus a spread.  The bank’s obligation to make loans under the line of credit is subject to, among other things, our compliance with various covenants to include a maximum leverage ratio. As of December 31, 2009 and June 30, 2010, we were in compliance with all of our line of credit covenants.

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

Other Disputes

We have received a total of 78 complaints over the last three years from current and former employees filed with the United States Equal Employment Opportunity Commission alleging, among other things, race and/or gender discrimination.  We have responded to the complaints as such responses have become due, and have investigated the allegations.

On June 26, 2009, a temporary independent contractor whose services we terminated in 2007 filed a complaint against the Company in the United States District Court for the District of South Carolina, Charleston Division as Civil Action No. 2:09cv1708-DCN-BM, which alleges a violation under the employee protection provisions of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002, 18 U.S.C. §1514A.  The former independent contractor alleges that we terminated his engagement in retaliation for his allegation of certain corporate governance, government contracting, accounting and other irregularities.  On March 12, 2010, we filed motions to dismiss certain claims in the plaintiff’s complaint.

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

In addition, compliance with the directives of the Directorate of Defense Trade Controls (DDTC) may result in substantial expenses and diversion of management.  Any failure to adequately address the directives of DDTC could result in civil fines or suspension or loss of our export privileges, any of which could have a material adverse effect on our business or financial position, results of operations, or cash flows. The Company does not have any outstanding matters with the DDTC.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide information that is supplemental to, and should be read together with our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q.  Information in this Item 2 is intended to assist the reader in obtaining an understanding of our unaudited condensed consolidated financial statements, the changes in certain key items in those financial statements from period to period, the primary factors that accounted for those changes, and any known trends or uncertainties that we are aware of that may have a material effect on our future performance, as well as how certain accounting principles affect our unaudited condensed consolidated financial statements.  MD&A includes the following sections:

•                  Overview

•                  Outlook

•                  Results of Operations—an analysis of our consolidated results of operations, for the three and six months presented in our unaudited condensed consolidated financial statements

•                  Liquidity and Capital Resources—an analysis of the effect of our operating, financing and investing activities on our liquidity and capital resources

•                  Off- Balance Sheet Arrangements—a discussion of such commitments and arrangements

•                  Contractual Obligations—a summary of our aggregate contractual obligations

•                  Critical Accounting Policies and Estimates—a discussion of accounting policies that require significant judgments and estimates

•                  New Accounting Pronouncements—a summary and discussion of our plans for the adoption of new accounting standards relevant to us

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains both historical and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act).  All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial position, results of operations, cash flows and business.  We have identified some of these forward-looking statements with words like “believe”, “may”, “will”, “should”, “expect”, “intend”, “plan”, “predict”, “anticipate”, “outlook”, “estimate” or “continue” and other words and terms of similar meaning.  These forward-looking statements include, among other things:

•                  Statements regarding the growth of the U.S. and world market for blast- and ballistic-protected vehicles and our survivability products, services and solutions,

•                  Statements regarding the U.S. military’s plans or intentions, including operations in Iraq and in Afghanistan,

•                  Information regarding the number of various types of MRAP and other armored vehicles that may be purchased by the U.S. Marine Corps, the U.S. Army and other U.S. and foreign customers under various programs,

•                  Statements with respect to our expectations regarding our ability to obtain materials, components and supplies necessary to manufacture our vehicles, our ability to improve cost efficiencies, including, without limitation, as a result of volume purchasing, improvements in our manufacturing process and possible future changes in the efficiencies in our operations,

•                  Statements regarding our ability to extend our current business, including the effect of our research and development and introduction of new products,

•                  Statements regarding any changes in our cost of sales, our general and administrative expenses, our operating results or our research and development expenses as a percentage of net sales,

•                  Statements regarding our anticipated cash needs,

•                  Statements regarding our business strategy, including growing balanced diverse revenue and earnings,

•                  Statements regarding the revenues that may be derived from, and the quantities of vehicles, products and services that may be purchased or ordered pursuant to, existing or possible future contracts or orders by various customers, including statements regarding the estimated value of those orders and contracts and statements about the amount of vehicles in our backlog,

•                  Statements regarding our expectations regarding contract awards, including opportunities for the sales of our vehicles,

•                  Statements regarding the effects of rebalancing our workforce and manufacturing capacities,

•                  Statements regarding the benefits that may be realized from our joint ventures, teaming arrangements and any new ventures or business developed pursuant to them and our ability to grow through meaningful acquisitions, and

•                  Statements regarding our ability to utilize net operating loss carryforwards for income tax purposes and the effect of our income tax positions on our effective tax rate.

When used in this Quarterly Report on Form 10-Q, except as specifically noted otherwise, the term “Force Protection, Inc.” refers to Force Protection, Inc. only, and references  to the terms “Company,” “we,” “our,” “ours” and “us” refer to Force Protection, Inc. and its consolidated subsidiaries.

Overview

Force Protection, Inc. provides survivability solutions to support the armed forces of the United States and its allies.  We design, manufacture, test, deliver and support our blast- and ballistic-protected products to increase the survivability of the users of our products.  Our specialty vehicles, which we believe are at the forefront of blast- and ballistic-protected technology, are designed to protect their occupants from landmines, hostile fire, and improvised explosive devices (IEDs).  We are a key provider of the U.S. military’s Mine Resistant Ambush Protected (MRAP) vehicle program and have sold and delivered over 3,000 vehicles under this program.  We also provide our Cougar and Buffalo mine-protected vehicles to several foreign customers, including the U.K. Ministry of Defence which has purchased three variants of our Cougar vehicle.  Complementing these efforts, we are designing, developing and marketing new vehicle platforms (including the Ocelot and the Joint All-Terrain Modular Mobility Asset (JAMMA)) that provide increased modularity, speed, mobility and concealment with enhanced levels of blast- and ballistic-protection.  Across all vehicle programs we have sold approximately 4,600 vehicles since 2005.  Supporting our vehicle design, development and production initiatives, we develop, manufacture, test, deliver and support products and services aimed at further enhancing the survivability of our users against additional threats.  Capitalizing on our strengths in survivability solutions, we are focused on developing additional products to protect against rocket-propelled grenades and under body armor kits to mitigate blast effects on military vehicles.  We also provide long-term life cycle support services for our vehicles that involve development of technical data packages, supply of spares, field and depot maintenance activities, assignment of highly-skilled field service representatives, and advanced off-road driver and maintenance training programs.  Our services are based on establishing and maintaining long-term relationships with the U.S. government and foreign military users.

Our business is heavily influenced by the needs of the U.S. military for blast- and ballistic-protected wheeled vehicles.  The U.S. Department of Defense is our largest customer.  For the past several years, substantially all of our net sales have been derived from the Foreign Military Sales through the U.S. government.  We attempt to align our workforce to satisfy our business requirements.

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

Outlook

The global war on terrorism, especially in Iraq and Afghanistan, has confirmed that IEDs, landmines, explosively-formed projectiles and rocket-propelled grenades pose a significant threat to coalition military personnel and civilians.  We believe the world market for blast- and ballistic-protected military vehicles and other survivability solutions will remain at high levels in the short-term.  The 30,000 troop surge of forces to Afghanistan will take most of 2010 to achieve and additional, or modified, MRAPs from original equipment manufacturers (OEMs) may be required to support operations in this difficult terrain.  Landmines and IEDs are being used extensively by terrorists and insurgent groups in Afghanistan because of their highly effective nature and relatively low cost.  The extent of the long-term presence of U.S. forces in Iraq and Afghanistan is uncertain.  Consequently, U.S. and international military departments are in the process of determining long-term roles for MRAPs.  The future requirements for long-term life cycle logistics plans, as well as an important effort to reset and recapitalize vehicles that come out of theater, are being determined.  MRAPs can be placed into permanent military organizations for convoy security, route clearance, explosive ordnance disposal and casualty evacuation, or be placed into prepositioned storage roles for regional response, or be reassigned as home station training vehicles, or be sold to foreign military customers.

Our fiscal 2010 outlook is based on the following market assumptions and expectations:

•                  A reduction of combat forces and our vehicles in Iraq, which has significantly reduced the operational tempo placed on our fleet, as well as the requirement for our field service representatives resourced to support units in that theater,

•                  Conversely, there is growth of military forces, our vehicles and all MRAPs in Afghanistan, which is necessitating changes to our vehicles and is increasing sustainment/maintenance requirements.  Our current customers are developing modernization and sustainment plans for our fielded fleet of vehicles and we will have to compete for the spares and sustainment support business for these vehicles,

•                  Uncertainty in defense spending, due to the current defense strategy, as well as the dynamic macroeconomic and geopolitical conditions,

•                  Challenges with the expansion of our customers, products and services both domestically and internationally.  We will continue to try to capture contract awards for our products and services in a volatile marketplace,

•                  Establishing long-term programs to include upgrades, remanufacture, and sustainment for our fleet of vehicles, and then expanding this capability to sustain all MRAPs universally,

•                  Developing new products and services to bring to market, and

•                  Rationalizing our cost structure to match our sales.

Strategic Outlook

Our business strategy is focused on increasing shareholder value by providing products and services that are relevant, responsive, innovative, high-quality and affordable.  We believe the global need for blast- and ballistic- protected military vehicles and other survivability solutions will remain high through 2011.  The 30,000 troop surge of force in Afghanistan is expected take most of 2010 to achieve and additional, or modified, MRAPs are expected to be required to support operations in this theater.  However, U.S. forces are currently drawing down from Iraq and many MRAPs are being transferred from Iraq to Afghanistan.  The U.S. and foreign military departments are determining the current and future roles for MRAP vehicles.  We expect a large number of our currently deployed vehicles will remain in service or be pre-positioned for rapid deployment.  These vehicles will likely require an overhaul and modification to remain in optimal combat readiness.  We will leverage our manufacturing skills and field services to support our customers in maintaining readiness for these highly valued assets.  Although much of this work will involve large depot facilities, the magnitude of work could exceed our capacity and require strategic partnerships to complete work on schedule.

We intend to maintain and expand our current business as a leading supplier of survivability solutions, including protected vehicles, total life cycle support and other services, to the U.S. Department of Defense, other U.S. government agencies, foreign governments, and domestic and international commercial customers.  Our strategy is focused on growing balanced diverse revenue and earnings through organic growth, cost containment, and selected investments, partnerships and acquisitions, enabling us to grow the Company.  Specific components of the strategy include the following:

•                  Building on our base business to enable future success, including improving performance on contracts and improving our cost structure,

•                  Capitalizing on and extending our current business, including growing sales organically by investing in research and development  and introducing new products within our core capabilities of blast- and ballistic-protection,

•                  Building on our core capabilities and continuing to ensure a leadership position by delivering innovative survivability solutions to market, including investing in new technologies, and

•                  Growing profitably through meaningful acquisitions, partnerships and investments to engage in a broader range of products, customers and markets.

As discussed in Item 4, Controls and Procedures, of this Quarterly Report on Form 10-Q, we believe that effective disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Exchange Act) are in place as of June 30, 2010.  We will continue to devote our resources, in an amount we believe to be appropriate, to maintain effective internal controls over our financial reporting and disclosures.

Recent Events

On June 4, 2010, we were awarded a contract modification under our MRAP contract with the U.S. Marine Corps Systems Command for modernization of the U.S. military’s Cougar fleet.  The firm, fixed price contract modification of approximately $46.1 million provides for the purchase of 2,451 enhanced Automated Fire Extinguishing Systems.

On June 11, 2010, we were awarded a contract modification under our MRAP contract for modernization of the U.S. military’s Cougar fleet.  The approximate $10.8 million firm, fixed price contract modification includes the design and purchase of 2,654 570-amp alternator kits and related materials.

On June 22, 2010, we were awarded a contract modification under our MRAP contract for 43 field service representatives and associated support for installation of modernization kits and to conduct general maintenance for Cougar vehicles located in Afghanistan and Iraq.  The contract modification has a firm, fixed price valued at $15.4 million.

On June 23, 2010, we were awarded a contract modification under our MRAP contract for additional field service representative support.  The $19.6 million firm, fixed price contract provides for 216 field service representatives and associated support for continued installation of Independent Suspension System (ISS) kits on the U.S. military’s Cougar fleet in Kuwait.

Results of Operations

The following discussion and analysis is based on our unaudited condensed consolidated statements of operations, which reflect our results of operations for the three and six months ended June 30, 2010 and 2009 as prepared in accordance with generally accepted accounting principles in the United States of America (GAAP).

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2010 and 2009

The following table presents our results of operations for the three and six months ended June 30, 2010 and

2009.

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2010	2009	2010	2009
Net sales	$137,139	$187,116	$271,986	$371,850
Cost of sales	105,457	161,403	214,915	309,235
Gross profit	31,682	25,713	57,071	62,615
General and administrative expenses	19,124	20,172	37,864	41,023
Research and development expenses	5,284	4,892	10,131	9,497
Operating income	7,274	649	9,076	12,095
Other income (expense), net	189	(133)	262	(195)
Interest (expense) income, net	(62)	103	(194)	(33)
Income before income tax expense	7,401	619	9,144	11,867
Income tax expense	(2,624)	(178)	(3,231)	(4,050)
Net income	$4,777	$441	$5,913	$7,817

Units sold

The following table presents our vehicle unit sales for the three and six months ended June 30, 2010 and 2009.

	For the three months ended June 30,		For the six months ended June 30,
Units Sold	2010	2009	2010	2009
Buffalo	21	17	43	29
Cougar MRAP (Competitive)	—	—	—	5
Mastiff	44	8	60	24
Ridgback	—	—	—	83
Wolfhound	24	4	24	4
Cougar (all other variants)	—	10	4	28
Cheetah	—	3	—	5
Ocelot	2	—	2	—
Total	91	42	133	178

Net sales

The decrease in net sales from the three and six months ended June 30, 2010 to the comparable periods for 2009 was mostly attributable to a decrease in spares and sustainment sales, including field service representatives, training, Iraqi Light Armored Vehicle (ILAV) subcontractor revenues and technical publications; partially offset by an increase in sales resulting from modernization efforts, which include the supply and installation of ISS kits for our Cougar vehicles.  The spares and sustainment sales decreased from the three and six months ended June 30, 2010 to the comparable periods for 2009 due to the current demand slowing for spares as large supplies of initial spares procurement with the initial vehicle deliveries are currently being consumed.  Additionally, the modernization of Cougar independent suspension system kits has decreased the demand for straight axle spares and other components, which have been a large part of the spares revenue in the past.

The sales mix of modernization efforts and spares and sustainment in the comparative periods are set forth in the following table:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2010	2009	2010	2009
Buffalo	$21,483	$18,630	$44,845	$29,430
Cougar MRAP (Competitive)	—	—	—	4,029
Mastiff	22,833	4,856	33,469	11,608
Ridgback	—	3,370	—	34,489
Wolfhound	11,070	2,826	11,070	2,826
Cougar (all other variants)	—	7,306	2,899	21,028
Cheetah	—	2,362	—	3,362
Ocelot	1,462	—	1,462	—
Modernization	31,534	27,274	79,699	27,274
Spares and sustainment	48,757	120,492	98,542	237,804
Total	$137,139	$187,116	$271,986	$371,850

Cost of sales and Gross profit

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2010	2009	2010	2009
Cost of sales	$105,457	$161,403	$214,915	$309,235
Gross profit	$31,682	$25,713	$57,071	$62,615
Gross profit as a percentage of net sales	23.1%	13.7%	21.0%	16.8%

The gross profit percentage increased by 9.4 and 4.2 percentage points for the three and six months ended June 30, 2010 over the comparative 2009 periods.  The three month increase was primarily due to increased revenue as a result of improving program cost management and the ability to negotiate various contract modifications on work previously performed ($3.6 million), the recovery of previously written-off receivables and inventory ($0.8 million), and an accrual reversal related to an expected contract loss ($0.7 million) which all occurred in the three months ended June 30, 2010. Additionally, this three month increase was due to a lower than normal gross profit percentage as of June 30, 2009, which was due to costs incurred on the Cheetah vehicle submitted for the MRAP All Terrain Vehicle (M-ATV) competition and manufacturing costs associated with fewer vehicles produced during the second quarter of 2009, partially offset with a $2.1 million reduction of definitization reserve. These second quarter 2010 and 2009 transactions also primarily contributed to the increased gross profit percentage for the six months of 2010 as compared to 2009, partially offset by manufacturing-related costs associated with fewer vehicles and lower pricing on a limited number of Buffalo vehicles sold during 2010 as compared to 2009.

General and administrative expenses

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2010	2009	2010	2009
General and administrative expenses	$19,124	$20,172	$37,864	$41,023
As a percentage of net sales	13.9%	10.8%	13.9%	11.0%

General and administrative expenses decreased $1.0 million and $3.2 million for the three and six months ended June 30, 2010, from the comparable 2009 periods.  The $3.2 million decrease for the six months ended June 30, 2010 from the comparative 2009 period is primarily due to $3.2 million of 2006 re-audit costs incurred during the first quarter of 2009, $0.7 million impairment for certain custom machines incurred during the second quarter of 2009, lower accounting and auditing fees ($1.3 million), lower consulting fees ($0.6 million) and lower legal fees ($1.8 million), partially offset by increased costs for business development ($2.6 million), strategy ($0.8 million), depreciation ($1.2 million), and European operations ($1.1 million).  All other general and administrative expenses, net, decreased $1.3 million for the six months ended June 30, 2010 compared to 2009.

Research and development expenses

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2010	2009	2010	2009
Research and development expenses	$5,284	$4,892	$10,131	$9,497
As a percentage of net sales	3.9%	2.6%	3.7%	2.6%

Research and development expenses increased by $0.4 million and $0.6 million for the three and six months ended June 30, 2010, over the comparable 2009 periods.  Total expenses incurred for the three and six months ended

June 30, 2010 were for the Ocelot and other vehicle development programs, survivability enhancements for currently fielded vehicles and armor development activities.  Total expenses incurred for the three and six months ended June 30, 2009 were for the M-ATV prototypes.

Other income (expense), net

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2010	2009	2010	2009
Other income (expense), net	$189	$(133)	$262	$(195)
As a percentage of net sales	0.1%	-0.1%	0.1%	-0.1%

Other income (expense), net increased in the three and six months ended June 30, 2010, as compared to the same periods for 2009, primarily due to the $0.1 million gain on our joint venture, Integrated Survivability Technologies Limited (IST), for the three and six months ended June 30, 2010 compared to a $0.3 million and $0.5 million loss for the same periods in 2009.

Interest (expense) income, net

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2010	2009	2010	2009
Interest (expense) income, net	$(62)	$103	$(194)	$(33)
As a percentage of net sales	0.0%	0.1%	-0.1%	0.0%

Interest (expense) income, net was relatively flat for the three and six months ended June 30, 2010, as compared to the same periods for 2009.

Income tax expense

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2010	2009	2010	2009
Income tax expense	$2,624	$178	$3,231	$4,050
As a percentage of net sales	1.9%	0.1%	1.2%	1.1%

Income tax expense increased $2.4 million for the three months ended June 30, 2010, from the comparable 2009 period primarily because of higher effective tax rates and increased profits resulting from higher revenues.  Conversely, income tax expense decreased $0.8 million for the six months ended June 30, 2010, from the comparable 2009 period primarily because of lower profits resulting from reduced sales volumes.  The effective income tax rates for the three and six months ended June 30, 2010 were approximately 36% and 35%, compared to the effective income tax rates of approximately 29% and 34% for the comparable 2009 periods.  See Note 5, Income Taxes, in the accompanying unaudited condensed consolidated financial statements.

Net income

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Net income	$4,777	$441	$5,913	$7,817
Diluted earnings per share	$0.07	$0.01	$0.08	$0.11

Net income for the three months ended June 30, 2010 increased $4.3 million compared to the same period for 2009 primarily due to an increase in profits resulting from increased revenue as a result of improving program cost management and the ability to negotiate various contract modifications on work previously performed ($3.6 million), the recovery of previously written-off receivables and inventory ($0.8 million), and an accrual reversal related to an expected contract loss ($0.7 million) in the second quarter of 2010. These actions resulted in both higher gross margins and net income for the three and six months ended June 30, 2010.  Net income for the six months ended June 30, 2010 decreased $1.9 million compared to the same period for 2009 primarily due to a decrease in profits resulting from reduced sales volume, which was partially offset with the higher net income from improving program cost management and the ability to negotiate various contracts on work previously performed, the recovery of previously written-off receivables and inventory, and an accrual reversal related to an expected contract loss.

Backlog

The following table sets forth the number of vehicles included in our backlog as of June 30, 2010 and 2009.  The backlog shown in the following table is “funded” backlog, meaning that it reflects vehicles for which we have received orders and for which funding has been appropriated and authorized for expenditure by the applicable customer.  We cannot assure that we will deliver or sell all of the vehicles included in our backlog. See Part I, Item 1A, Risk Factors, included in our Annual Report on Form 10-K for the year ended December 31, 2009.

	Vehicle Funded Backlog
	as of June 30,
	2010	2009
Buffalo	73	54
Wolfhound	4	94
Cougar (all other variants)	30	13
Total	107	161

On July 23, 2010, we were awarded a contract with the Commonwealth of Australia, Department of Defense for the delivery of 2 Ocelot prototypes and deliverables.  The contract has a not-to-exceed amount of $9.9 million Australian dollars.

On July 30, 2010, we received a contract modification from the U.S. Marine Corps Systems Command for the delivery of 27 Mastiff vehicles under the Foreign Military Sales Program.  The contract has an approximate value of $14.1 million, which is subject to definitization.

Liquidity and Capital Resources

Our liquidity and available capital resources are impacted by operating, financing and investing activities.  Our principal sources of liquidity are cash on hand and cash from operations, primarily from contracts with the U.S. government.

Sources and Uses of Cash

During the past several years, our cash requirements have been met primarily through cash flow provided by operations; and our funds have been used primarily to fund working capital requirements and make capital expenditures.  The following chart shows the cash flows provided by or used in operating, investing, and financing activities for the six months ended June 30, 2010 and 2009:

	For the six months ended June 30,
(in thousands)	2010	2009
Net cash (used in) provided by operating activities	$(20,184)	$18,341
Net cash used in investing activities	(6,207)	(17,436)
Net cash provided by (used in) financing activities	29	(91)
Effect of exchange rate changes on cash	(126)	—
(Decrease) increase in cash and cash equivalents	$(26,488)	$814

As of June 30, 2010, we had $120.8 million of cash and cash equivalents, a decrease from $147.3 million as of December 31, 2009, and an increase from $111.8 million at June 30, 2009.

Cash Flows from Operating Activities

Cash flows from operating activities decreased by $38.5 million during the first six months of 2010, compared with the first six months of 2009.  The decrease resulted from a reduction in net income and unfavorable net changes in operating assets and liabilities during the first half of 2010, compared to the same period for 2009.

Below are the significant changes in operating assets and liabilities for the first six months of 2010:

Increases to Cash Flows from Operating Activities:

•                  an increase in advance payments on contracts of $2.2 million primarily resulting from customer payments received on our contract for ISS kits as of June 30, 2010 compared to December 31, 2009.

Decreases to Cash Flows from Operating Activities:

•                  an increase in accounts receivable of $4.1 million primarily resulting from an increase in the earned and unbilled accounts receivable balance due to increased sales under not-to-exceed undefinitized contracts, whereby we cannot fully bill until the contracts are definitized although the products have been delivered, partially offset by lower net sales during the three months ended June 30, 2010 compared to the three months ended December 31, 2009,

•                  a decrease in accounts payable of $26.7 million, primarily due to a reduction in our field service representative accrual, other accounts payable accrual reductions and payments to suppliers, all resulting in decreased obligations at June 30, 2010 compared to December 31, 2009 due to lower working capital needs as a result of lower sales during the three months ended June 30, 2010 as compared to three months ended December 31, 2009,

•                  a decrease in other liabilities of $6.1 million primarily due to a decrease in income taxes payable and compensation-related liabilities resulting from payments made during the first half of 2010, partially offset with an increase in accruals for Force Protection Europe at June 30, 2010 compared to December 31, 2009, and

•                  a decrease in due to U.S. government of $2.8 million primarily due to decreased definitization reserve requirements for spares, partially offset by an increased reserve for Buffalo, U.K. Mastiffs and Wolfhounds as of June 30, 2010 compared to December 31, 2009.

Cash Flows from Investing Activities

Cash used in investing activities decreased by $11.2 million during the first six months of 2010 compared with the first six months of 2009 primarily due to the $10.0 million investment in marketable securities consisting of held-to-maturity (180-day) treasury bills and the $2.1 million investment in IST, our joint venture with NP Aerospace, which both occurred in 2009.  These decreases were partially offset by $1.2 million for the purchase of JAMMA assets, which occurred in the second quarter of 2010.

Cash Flows from Financing Activities

Cash flows from financing activities were relatively flat during the first six months of 2010 compared with the first six months of 2009 due to minimal stock option exercises and a minimal change in other long-term liabilities.

Current Liquidity and Capital Resources

Our cash and cash equivalents as of June 30, 2010 were held for working capital purposes and were invested primarily in short-term United States Treasury bills.  We do not enter into investments for trading or speculative purposes.

We have not had any significant capital expenditures for manufacturing since 2008.  During 2009, capital expenditures were $11.2 million, mostly due to upgrades of our information technology infrastructure as well as leasehold improvements.  During the first six months of 2010, capital expenditures were $5.0 million primarily due to outlays made for certain leasehold improvements and a demonstration vehicle.  We do not expect any significant changes to capital expenditures in 2010 as compared to 2009.

The amount of capital that we will require depends on several factors, including without limitation, the extent and timing of sales of our products and services, performance-based payments, inventory costs, costs of raw materials and components, labor costs, costs of improving our financial and accounting systems, the timing and costs associated with any expansion of our manufacturing, development, engineering and customer support capabilities, the timing and cost of our product development and enhancement activities and our operating results.  We currently estimate that our cash flow will be sufficient to meet our presently budgeted capital expenditures and our other presently anticipated cash needs for the year ending December 31, 2010.  In addition, we have available to us a $40 million line of credit, which expires on April 30, 2012.  Furthermore, we can designate up to $5 million for letters of credit against the $40 million line of credit.  As of July 23, 2010, we obtained a letter of credit in the amount of $2.9 million ($3.3 million Australian dollars) for the performance of our obligations under a contract for the PMV-L vehicle program, which lowered the availability under the line of credit to approximately $37.1 million.  We may need to obtain additional sources of capital to meet our future cash needs, which may include borrowings or the issuance of debt or equity securities, including common stock, and there can be no assurance that such financing will be available to us when we need it or, if available, that the terms of any such financing will be satisfactory to us and not dilutive to our shareholders.  Any failure to obtain necessary capital as and when required could have a material adverse effect on our business, prospects, financial position, results of operations and cash flows.

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

As of June 30, 2010, we did not have any obligation under certain guarantees or contracts as defined above.

As of June 30, 2010, we did not have any retained or contingent interest in assets as defined above.

As of June 30, 2010, we did not hold derivative financial instruments, as defined by FASB ASC Topic 815, “Derivatives and Hedging.”

As of June 30, 2010, we did not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of June 30, 2010 and December 31, 2009, we were not involved in any unconsolidated SPE transactions.

Contractual Obligations

We have future obligations under various contracts relating to debt and interest payments, operating leases, and purchase obligations.  During the six months ended June 30, 2010, there were no significant changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2009, except that our purchase obligations increased to $204.5 million as of June 30, 2010, from $68.2 million as of December 31, 2009.  The increase in purchase obligations as of June 30, 2010 was primarily due to new purchase orders related to modernization sales and engineering services.

Critical Accounting Policies and Estimates

For the quarterly period ended June 30, 2010, there were no significant changes in critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 8, 2010.

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

Interest Rates

Although our current financing arrangement is at a variable rate, we do not have any borrowings under our $40 million line of credit.  On July 23, 2010, we obtained a letter of credit in the amount of $2.9 million ($3.3 million Australian dollars) for the performance of our obligations under a contract for the PMV-L vehicle program, which lowered the availability under the line of credit to approximately $37.1 million.  We currently are not directly at risk of interest rate fluctuations.  As our financing needs change in the future, interest rate risk may become a more significant issue for us.

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

Our management, at the direction of our chief executive officer (our principal executive officer)  and chief financial officer (our principal financial officer), performed an evaluation of the effectiveness and design of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), as of June 30, 2010.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2010, Force Protection’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other Disputes

We have received a total of 78 complaints over the last three years from current and former employees filed with the United States Equal Employment Opportunity Commission alleging, among other things, race and/or gender discrimination.  We have responded to the complaints as such responses have become due, and have investigated the allegations.

On June 26, 2009, a temporary independent contractor whose services we had terminated in 2007 filed a complaint against the Company in the United States District Court for the District of South Carolina, Charleston Division as Civil Action No. 2:09cv1708-DCN-BM, which alleges a violation under the employee protection provisions of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002, 18 U.S.C. §1514A.  The former independent contractor alleges that we terminated his engagement in retaliation for his allegation of certain corporate governance, government contracting, accounting and other irregularities.  On March 12, 2010, we filed motions to dismiss certain claims in the plaintiff’s complaint.

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

In addition, compliance with the directives of the Directorate of Defense Trade Controls (DDTC) may result in substantial expenses and diversion of management.  Any failure to adequately address the directives of DDTC could result in civil fines or suspension or loss of our export privileges, any of which could have a material adverse effect on our business or financial position, results of operations, or cash flows. The Company does not have any outstanding matters with the DDTC.

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

Item 1A. Risk Factors

In addition to the risk factors set forth below and other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 8, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and as described below are not the only risks facing Force Protection.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results or cash flows.

Presently, all of our contracts are on a fixed-price basis, which could subject us to losses if there are cost overruns.

Under a fixed-price contract, we receive only the amount indicated in the contract, regardless of the actual cost to produce the goods.  While firm fixed-price contracts allow us to benefit from potential cost savings, they also expose us to the risk of cost overruns.  Also, many of the contracts we receive from the U.S. military are sole source with a “not-to-exceed” amount and are subject to “definitization,” meaning that the contract price is not agreed upon at contract inception.  If the estimates we use to calculate the contract price are incorrect, the cost to perform the work proves to be greater than the price, or the definitized contract price is less than the cost, we could incur losses.  In addition, some of our contracts have specific provisions relating to schedule and performance, which may result in penalties for failure to perform.  Accordingly, there can be no assurance that the actual prices we receive under contracts will not be substantially less than our estimates or costs, which would adversely affect our cash flows, our operating results and could result in losses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth purchases of our common stock for the three months ended June 30, 2010:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2010 - April 30, 2010	77,270	$6.07	—	—

May 1, 2010 - May 31, 2010	1,617	$5.32	—	—

Pursuant to restricted stock award agreements entered into in April and May of 2009 between Force Protection, Inc. and 61employees of Force Protection, Inc., 232,427 restricted shares became vested in April and May of 2010.   In order to comply with the minimum statutory federal and state tax withholding including Social Security and

Medicare, certain of these employees surrendered 78,887 of their vested shares to Force Protection, Inc. to satisfy these withholding obligations.

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

NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger, filed as Exhibit 2.1 to the Company’s Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.

3.1	Restated Articles of Incorporation, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-K filed May 11, 2009, is hereby incorporated by reference.

3.2	Certificate of Amendment to Articles of Incorporation, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 26, 2008, is hereby incorporated by reference.

3.3	Certificate of Correction to Restated Articles of Incorporation, filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed May 11, 2009, is hereby incorporated by reference.

NUMBER	DESCRIPTION

3.4	Second Amended and Restated By-Laws of Force Protection, Inc., filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 26, 2008, is hereby incorporated by reference.

10.1	Amendment of Solicitation/Modification of Contract under Contract No. M67854-07-D-5031 with the United States Marine Corps Systems Command, dated April 2, 2010. † *

10.2

Third Amended and Restated Loan Agreement by and among the Registrant, Force Protection Technologies, Inc., Force Protection Industries, Inc. and Wells Fargo Bank, National Association, dated as of April 29, 2010, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 30, 2010 is hereby incorporated by reference.

10.3

Promissory Note by the Registrant in favor of Wells Fargo Bank, National Association, dated as of April 29, 2010, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 30, 2010 is hereby incorporated by reference.

10.4	Amendment of Solicitation/Modification of Contract under Contract No. W56HZV-08-C-0028 with the United States Army Tank-Automotive and Armaments Command, dated May 4, 2010. † *

10.5	Amendment of Solicitation/Modification of Contract under Contract No. M67854-07-D-5031 with the U.S. Marine Corps Systems Command, dated June 4, 2010. † *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

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

FORCE PROTECTION, INC. (Registrant)

Date: August 3, 2010	By:	/s/ MICHAEL MOODY
		Name:	Michael Moody
		Title:	Chairman, Chief Executive Officer and President
(principal executive officer)

Date: August 3, 2010	By:	/s/ CHARLES MATHIS
		Name:	Charles Mathis
		Title:	Chief Financial Officer
(principal financial and accounting officer)