Form 10-Q
period 2010-09-30
FORCE PROTECTION INC
filed 2010-11-03
CIK 1032863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 001-33253

FORCE PROTECTION, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	84-1383888
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1520 Old Trolley Road
Summerville, South Carolina	29485
(Address of Principal Executive Offices)	(Zip Code)

(843) 574-7001

(Registrant’s Telephone Number, Including Area Code)

9801 Highway 78, Building No. 1
Ladson, South Carolina 29456
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

The registrant had 70,256,360 shares of common stock outstanding as of October 22, 2010.

PART I. FINANCIAL STATEMENTS

Item 1.    Financial Statements

Force Protection, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	As of September 30,	As of December 31,
	2010	2009
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$105,438	$147,254
Accounts receivable, net	186,607	143,480
Inventories	85,850	74,075
Deferred income tax assets	8,802	16,235
Income taxes receivable	2,945	1,352
Prepaid income taxes	2,593	—
Other current assets	24,376	3,031
Total current assets	416,611	385,427
Property and equipment, net	60,814	58,918
Investment in unconsolidated joint venture	2,309	2,541
Other assets, net	673	202
Total assets	$480,407	$447,088

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$95,676	$86,588
Due to United States government	22,440	25,965
Advance payments on contracts	680	1,164
Other current liabilities	42,372	21,044
Total current liabilities	161,168	134,761
Deferred income tax liabilities	1,225	1,236
Other long-term liabilities	458	—
	162,851	135,997
Commitments and contingencies

Shareholders’ equity:
Common stock	70	70
Additional paid-in capital	262,626	260,112
Accumulated other comprehensive income	32	129
Retained earnings	54,828	50,780
Total shareholders’ equity	317,556	311,091
Total liabilities and shareholders’ equity	$480,407	$447,088

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Force Protection, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In Thousands, Except Per Share Data)		(In Thousands, Except Per Share Data)
Net sales	$176,265	$316,164	$448,251	$688,014
Cost of sales	142,690	289,628	357,605	598,863
Gross profit	33,575	26,536	90,646	89,151
General and administrative expenses	27,868	19,196	65,732	60,219
Research and development expenses	7,314	4,239	17,445	13,736
Operating (loss) income	(1,607)	3,101	7,469	15,196
Other (expense) income, net	(187)	252	75	57
Interest expense, net	(22)	(46)	(216)	(79)
(Loss) income before income tax expense	(1,816)	3,307	7,328	15,174
Income tax expense	(48)	(88)	(3,279)	(4,138)
Net (loss) income	$(1,864)	$3,219	$4,049	$11,036
(Loss) earnings per common share:
Basic	$(0.03)	$0.05	$0.06	$0.16
Diluted	$(0.03)	$0.05	$0.06	$0.16
Weighted average common shares outstanding:
Basic	68,799	68,436	68,753	68,423
Diluted	68,799	68,863	69,681	68,930

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Force Protection, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2010	2009
	(In Thousands)
Cash flows from operating activities:
Net income	$4,049	$11,036
Adjustments to reconcile net income to net cash (used in) provided by operating activities –
Depreciation and amortization	12,099	10,285
Deferred income tax provision	7,475	(2,132)
Income tax effect realized from stock transactions	(11)	—
Stock-based compensation	2,486	2,126
Provision for asset impairment	—	748
Provision for estimated litigation settlement	8,500	—
Provision for inventory	3,084	19,791
Loss on disposal of property and equipment	5	166
Equity in loss of unconsolidated joint venture	101	315
Increase in assets –
Accounts receivable	(43,127)	(78,454)
Inventories	(11,716)	(45,136)
Advances to subcontractor	—	(5,192)
Prepaid income taxes	(2,593)	(4,572)
Income taxes receivable	(1,593)	—
Other assets	(1,662)	(1,777)
Increase (decrease) in liabilities –
Accounts payable	5,866	90,899
Due to United States government	(3,525)	(5,255)
Advance payments on contracts	(484)	35,751
Other liabilities	(6,843)	(6,675)
Total adjustments	(31,938)	10,888
Net cash (used in) provided by operating activities	(27,889)	21,924
Cash flows from investing activities:
Capital expenditures	(12,307)	(8,740)
Purchases of marketable securities	—	(9,996)
Proceeds from the sale of fixed assets	22	—
Purchase of JAMMA assets	(1,650)	—
Investment in unconsolidated joint venture	—	(2,149)
Net cash used in investing activities	(13,935)	(20,885)
Cash flows from financing activities:
Proceeds from issuance of common stock	17	37
Income tax effect realized from stock transactions	11	—
Net decrease in other long-term liabilities	—	(128)
Net cash provided by (used in) financing activities	28	(91)
Effect of foreign currency rate changes on cash	(20)	—
(Decrease) increase in cash and cash equivalents	(41,816)	948
Cash and cash equivalents at beginning of year	147,254	111,001
Cash and cash equivalents at end of period	$105,438	$111,949
Supplemental cash flow information:
Cash paid during the period for
Income taxes	$6,975	$15,134
Interest, net of amounts capitalized	$232	$113
Supplemental schedule of noncash investing and financing activities:
Property and equipment additions in accounts payable	$1,029	$1,009

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

1.     Summary of Significant Accounting Policies

Organization and Description of the Business

Force Protection, Inc. provides survivability solutions to support the armed forces of the United States and its allies.  We design, manufacture, test, deliver and support our blast- and ballistic-protected products to increase survivability for the users of our products.  Our specialty vehicles, which we believe are at the forefront of blast- and ballistic-protected technology, are designed to protect their occupants from landmines, hostile fire, and improvised explosive devices (IEDs).  We are a key provider of the U.S. military’s Mine Resistant Ambush Protected (MRAP) vehicle program and have sold and delivered over 3,000 vehicles under this program.  We also provide our Cougar and Buffalo mine-protected vehicles to several foreign customers, including the United Kingdom Ministry of Defence (U.K. MoD) which has purchased three variants of our Cougar vehicle.  Complementing these efforts, we are developing and marketing new vehicle platforms, including the Ocelot and the Joint All-Terrain Modular Mobility Asset (JAMMA), that provide increased modularity, speed and mobility.  Across all vehicle programs we have sold approximately 4,600 vehicles since 2005.  Supporting our vehicle design, development and production initiatives, we develop, manufacture, test, deliver and support products and services aimed at further enhancing the survivability of our users against additional threats.  Capitalizing on our strengths in survivability solutions, we are focused on developing additional products to protect against rocket-propelled grenades and under-body armor kits to mitigate blast effects on military vehicles.  We also provide long-term life cycle support services for our vehicles that involve development of technical data packages, supply of spares, field and depot maintenance activities, assignment of highly-skilled field service representatives, and advanced off-road driver and maintenance training programs.  Our services are based on establishing and maintaining long-term relationships with the U.S. government and foreign military users.

References herein to “Force Protection,” the “Company,” “we,” “our” or “us” refer to Force Protection, Inc. and its subsidiaries unless otherwise stated or indicated by context.

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

As part of our comprehensive business development efforts, we are pursuing a number of substantial vehicle programs in several countries worldwide.  Notable examples include:

Light Protected Patrol Vehicle (LPPV).  Through Force Protection Europe Limited, we have developed with a subcontractor (Ricardo U.K. Limited) a new vehicle platform called the Ocelot.  The Ocelot is a light-weight protected vehicle that provides increased modularity, speed, mobility and off-road capability with MRAP-like survivability qualities.  The vehicle was submitted by Force Protection Europe Limited to the U.K. MoD for the LPPV competition as an Urgent Operational Need for use by the U.K. forces in Afghanistan.  In September 2010, Force Protection Europe Limited was selected as the preferred bidder for the supply of the Ocelot under the LPPV program.  The LPPV program requirement is initially for at least 200 vehicles and related long-term support services.

Land 121 Protected Mobility Vehicle-Light (PMV-L). The Ocelot was proposed in September 2009 by Force Protection Europe Limited to the Commonwealth of Australia for one of the PMV-L requirements found in the Land 121 Phase IV project.  In May 2010, we were formally notified that the Ocelot vehicle was selected as one of three funded competitors to continue competitive prototyping in stage one of the Manufactured and Supported in Australia (MSA) option for Land 121.  Force Protection Europe Limited entered into a contract on July 23, 2010 to build and deliver two Ocelot prototypes with accompanying documentation, as well as test and evaluation support.  Two prototypes of the Ocelot vehicles are scheduled to be delivered in February 2011.  The value of the contract is not-to-exceed $9.9 million Australian dollars.  In addition to the Land 121 PMV-L option, the Australian government has collaborated with the U.S. government on the development of the Joint Light Tactical Vehicle (JLTV).  The contract and evaluation period for the PMV-L competitive stage is currently scheduled to conclude by the second half of 2011, at which point the Commonwealth of Australia is expected to make a decision on whether to continue with the stage two MSA prototyping for an additional six vehicles, JLTV, or continue with both options.  The Australian government is expected to make a final program selection in the second half of 2012 and source for production.  The PMV-L program requirement is for approximately 1,300 vehicles, trailers and related long-term support service.

Joint All-Terrain Modular Mobility Asset (JAMMA). The JAMMA is a light-weight, hybrid, high-performance, high-speed, all-terrain vehicle that is transportable inside a V-22 Osprey and features an attachment system for threat-specific armor.  The JAMMA was specifically developed and designed to meet an upcoming customer requirement by the United States Air Force’s Guardian Angel Air-Deployable Rescue Vehicle (GAARV) program, but will have application to a multitude of Special Operations Command programs both domestically and worldwide.  It is currently anticipated that the Air Combat Command will issue a Request for Proposal (RFP) for the GAARV program by the end of 2010.  The JAMMA is designed to be an air-droppable, surface recovery vehicle capable of maneuvering over adverse terrain in order to search for and recover isolated personnel and equipment.  The JAMMA also is designed to transport recovery teams and recovered ambulatory or wounded personnel from isolated high threat areas to defendable locations for extraction by aircraft or self-recovery to a final, secure destination.  The GAARV program requirement is expected to be for 56 vehicles and associated logistics support.

Tactical Armored Patrol Vehicle (TAP-V).  The TAP-V program, sponsored by the Canadian Department of National Defense, is the program that the Canadian military is expected to utilize to replace the Coyote and RG-31.  Vehicle requirements must satisfy the following mission profiles: Reconnaissance and Surveillance, Security, Command and Control, Cargo and Armored Personnel Carrier.  The vehicle selected for the TAP-V program must possess a high degree of mobility as well as a high degree of protection for the crew.  Additionally, this program will be built on a Military Off-The-Shelf solution.  Similar to the LPPV and Land 121 PMV-L programs, the TAP-V program requires vehicle production to be based in-country.  In June 2010, Force Protection supplied two possible solutions for the TAP-V program, a Cougar 4x4 variant and Cougar 6x6 variant.  In July 2010, both of our vehicle solutions were selected to move into the RFP phase of the procurement process, along with seven other vehicles from other equipment manufacturers.  On November 1, 2010, the TAP-V Project Management Office published the draft RFP.   A contract award to the final selected bidder is expected in late 2011.  The TAP-V program requirement is for approximately 600 vehicles and related long-term support services.

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

Fair Value of Financial Instruments

Financial Accounting Standard Board (FASB) Statement No. 107, Disclosures about Fair Value of Financial Instruments, which was primarily codified into Topic 825, “Financial Instruments” in the Accounting Standards Codification (ASC), requires disclosures of the fair value of financial instruments.  Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and amounts due to United States government.  The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and amounts due to the United States government, approximate their fair value because of the short-term maturity and highly liquid nature of these instruments.  The carrying values of our financial instruments approximate their fair value as of September 30, 2010 and December 31, 2009.

Recent Accounting Pronouncements

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

2.     Accounts Receivable

Accounts receivable consist of the following (in thousands):

	As of September 30, 2010	As of December 31, 2009
United States government	$163,072	$122,070
Other accounts receivable	23,535	21,410
Accounts receivable, net	$186,607	$143,480

As of September 30, 2010 and December 31, 2009, our accounts receivable included $105.8 million and $57.2 million, respectively, of earned and unbilled accounts receivable, of which $12.1 million and $6.4 million, respectively, is earned and unbilled to Integrated Survivability Technologies Limited and $93.7 million and $50.8 million, respectively, is earned and unbilled to the U.S. government.  The earned and unbilled accounts receivable as of September 30, 2010 and December 31, 2009 primarily result from not-to-exceed undefinitized contracts whereby, although the products and services have been delivered, we cannot fully bill until the contracts are definitized.  Other accounts receivable include amounts that relate to non-government entities and the sale of raw materials to suppliers.

3.     Inventories

Inventories consist of the following (in thousands):

	As of September 30, 2010	As of December 31, 2009
Raw material and supplies	$45,728	$57,026
Work in process	23,508	16,099
Finished goods	16,614	950
Inventories	$85,850	$74,075

4.     Property and Equipment

Property and equipment consist of the following (in thousands):

	As of September 30, 2010	As of December 31, 2009
Land	$4,901	$4,419
Buildings	16,020	13,246
Leasehold improvements	16,347	15,661
Machinery and equipment; including tooling and molds	36,023	33,451
Computer equipment and software	17,238	15,297
Furniture and fixtures	3,773	3,668
Demonstration and other vehicles	4,535	2,657
Manuals	705	705
	99,542	89,104
Less: Accumulated depreciation	(43,720)	(31,887)
	55,822	57,217
Construction in progress	4,992	1,701
Property and equipment, net	$60,814	$58,918

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

The income tax expense for the three and nine months ended September 30, 2010 was based on the estimated effective tax rates applicable for the fiscal year ending December 31, 2010, after considering items specifically related to the interim period.  The income tax expense for the three and nine months ended September 30, 2009 was based on the estimated effective tax rates applicable for the fiscal year ended December 31, 2009, after considering items specifically related to the interim period.

Force Protection is subject to United States federal, state, and local income taxes.  (Loss) income before income tax expense is as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
(Loss) income before income tax expense	$(1,816)	$3,307	$7,328	$15,174

A reconciliation of the statutory federal income tax (benefit) expense rate to the effective income tax expense rate is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Income tax (benefit) expense at statutory rate	(35.0)%	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal tax benefit	(1.1)	(9.9)	1.4	(1.6)
Research and development credit	8.0	(3.1)	2.0	(1.9)
Domestic Production Activities Deduction	27.5	(15.5)	3.7	(4.2)
Interest expense related to uncertain tax benefits	0.3	—	0.2	—
Nondeductible items	3.0	(3.8)	2.5	—
Effective income tax expense rate	2.7%	2.7%	44.8%	27.3%

The effective income tax rate is the provision for income tax expense as a percent of (loss) income before income tax expense.  The effective rate for the three months ended September 30, 2010 differs from the federal statutory rate of 35% primarily due to the Domestic Production Activities Deduction, the research and development credit,    nondeductible items and state income taxes.  The effective rate for the nine months ended September 30, 2010 is higher than the federal statutory rate of 35% primarily due to the Domestic Production Activities Deduction, the research and development credit, nondeductible items and state income taxes.  On the December 31, 2009 federal income tax return, the Company changed its tax method of accounting for inventory and prepaid expenses.  These method changes resulted in the acceleration of deductions for tax purposes, which reduced the Domestic Production Activities Deduction taken on the December 31, 2009 federal income tax return.  As a result of reconciling the December 31, 2009 tax provision to the December 31, 2009 federal income tax return as filed, the Company recorded an increase to tax expense for the three and nine months ended September 30, 2010.  Further, the actual research and development credit was slightly lower on the December 31, 2009 federal income tax return than estimated in the prior year.  We incurred an expense in the three and nine months ended September 30, 2010 for this change.

Tax years ended December 31, 2002 through December 31, 2009 remain open and are subject to examination by the Internal Revenue Service.  However, we believe that we have appropriate support for the income tax positions taken and to be taken on our income tax returns and that our income taxes receivable and accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter.  However, we do have a $1.1 million reserve, which includes approximately $53,000 of interest, for prior years’ income taxes as a result of applying the guidance in FASB ASC Topic 740, “Income Taxes.”  If recognized, the entire $1.1 million would favorably impact the Company’s effective tax rate.  It is not expected that within the next 12 months the effective tax rate will be impacted by the resolution of some or all of the matters by various taxing authorities.  We include interest and penalties related to federal and state income taxes, if any, as a component of Income tax expense in the accompanying unaudited condensed consolidated statements of operations.

6.     (Loss) Earnings Per Common Share and Comprehensive (Loss) Income

(Loss) Earnings Per Common Share

The following table shows the information used in the calculation of basic and diluted (loss) earnings per common share (in thousands, except per share amounts):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator – Basic and diluted:
Net (loss) income	$(1,864)	$3,219	$4,049	$11,036
Denominator:
Weighted average common shares outstanding – basic	68,798,918	68,435,550	68,752,757	68,422,738
Add: Stock options	—	74,058	115,338	130,117
Add: Stock grants	—	353,813	812,844	377,331
Weighted average common shares outstanding – diluted	68,798,918	68,863,421	69,680,939	68,930,186
Basic (loss) earnings per common share:
Net (loss) income – basic	$(0.03)	$0.05	$0.06	$0.16
Diluted (loss) earnings per common share:
Net (loss) income – diluted	$(0.03)	$0.05	$0.06	$0.16

The calculation of (loss) earnings per common share is based on the weighted-average number of our common shares outstanding during the applicable period.  The calculation for diluted (loss) earnings per common share recognizes the effect of all dilutive potential common shares that were outstanding during the respective periods, unless their impact would be anti-dilutive.  We use the treasury stock method to calculate the dilutive effect of stock options and other common stock equivalents (potentially dilutive shares).  These potentially dilutive shares include stock options and unvested restricted stock grants.  We did not include stock options to purchase 75,582 and 65,169 shares of common stock for the three and nine months ended September 30, 2010, respectively, and zero and 37,960 shares of common stock for the three and nine months ended September 30, 2009, respectively, in our computation of diluted (loss) earnings per share, as the effect of including such options would be anti-dilutive.  In addition, we did not include 738,711 unvested restricted stock grants in the computation of the diluted loss per share for the three months ended September 30, 2010 since inclusion would be anti-dilutive in our computation of diluted (loss) earnings per share because we recorded a net loss for this period.

Comprehensive (Loss) Income

Our comprehensive (loss) income was ($1.9) million and $3.9 million for the three and nine months ended September 30, 2010 and $3.2 million and $10.9 million for the three and nine months ended September 30, 2009, respectively.  The components of our comprehensive income are net income and foreign currency translation adjustments of zero and $0.1 million net loss for the three and nine months ended September 30, 2010, respectively, and zero and $0.2 million net loss for the three and nine months ended September 30, 2009.

7.     Commitments and Contingencies

Financing Commitments– Credit Facility

As of December 31, 2009 and September 30, 2010, we had a $40 million revolving credit line with Wells Fargo Bank, National Association, which expires April 30, 2012.  Furthermore, we can designate up to $5.0 million for letters of credit against the $40 million line of credit.  There were no borrowings outstanding under the facility as of December 31, 2009 or September 30, 2010.  However, on July 23, 2010, we obtained a letter of credit in the amount $3.3 million Australian dollars for the performance of our obligations under a contract for the PMV-L vehicle program.  This letter of credit has lowered the availability under our line of credit to approximately $36.8 million as of September 30, 2010.  Borrowings under the line of credit bear a floating interest rate per annum on any principle borrowings applicable to the LIBOR rate plus a spread.  The bank’s obligation to make loans under the line of credit is subject to, among other things, our compliance with various covenants to include a maximum leverage ratio. As of December 31, 2009 and September 30, 2010, we were in compliance with all of our line of credit covenants.

Legal Proceedings

Shareholder Class Action and Derivative Actions

On March 10, 2008, the first of ten related class action lawsuits was filed against us and certain of our former and current directors and officers in the United States District Court for the District of South Carolina, Charleston Division, on behalf of a purported class of investors who purchased or otherwise acquired our stock during the period between August 14, 2006 and February 29, 2008.  The complaints seek class certification, and the allegations include, but are not limited to, allegations that the defendants violated the Securities Exchange Act of 1934 and made false or misleading public statements and/or omissions concerning our business, internal controls, and financial results.  The individual class action lawsuits were consolidated on June 10, 2008, under the caption In Re Force Protection, Inc. Securities Litigation, Action No. 2:08-cv-845-CWH.  An agreement to settle the consolidated shareholder securities class action lawsuit has been reached, which was preliminarily approved by the Court on October 5, 2010.  The settlement amount is $24.0 million, a majority of which will be covered by insurance upon final approval of the class and derivative action settlements.  A hearing to determine the final approval of the class action settlement is set for January 25, 2011.

Between March 27, 2008 and September 24, 2010, a series of shareholder derivative actions were filed in both state and federal courts against certain of our former and current directors and officers alleging that the individual defendants breached fiduciary duties, abused control, engaged in gross mismanagement and wasted corporate assets and were unjustly enriched.  Recovery is sought for the benefit of the Company, which has been named a nominal defendant in each derivative action.  The state court actions pending in South Carolina were consolidated on May 18, 2009.  A hearing on various procedural motions is set for December 7, 2010.

On September 24, 2010, a related shareholder derivative action captioned Nicola Saulle v. Frank Kavanaugh, et al., Case No. 10 OC 00442 1B was filed in state court in Nevada.

Four derivative lawsuits pending in the United States District Court for the District of South Carolina, Charleston Division, were consolidated on March 31, 2009, under the caption In Re Force Protection, Inc.  Derivative Litigation, Action No. 2:08-cv-01907-CWH.  An agreement to settle the shareholder derivative lawsuit pending in federal court (but not the state court proceeding) has been reached, which was preliminarily approved by the court on October 5, 2010.  The settlement provides that the Company will adopt certain corporate governance practices, receive a payment of $2.25 million from insurance, and pay plaintiffs’ attorney’s fees and expenses in an amount not to exceed $2.3 million.  A hearing to determine the final approval of the federal derivative action settlement is set for December 13, 2010.

Neither the Company nor any of its present and former directors and officers has admitted any wrongdoing or liability in connection with these settlements.  Additionally, each settlement provides that the parties have reached a mutually agreeable resolution of the case to avoid protracted and expensive litigation, including the outcome and risks associated with proceeding.  As of September 30, 2010, we recorded a $20.1 million insurance receivable within Other current assets in the accompanying unaudited condensed consolidated balance sheet, an $8.5 million charge to General and administrative expenses in the accompanying unaudited condensed consolidated statement of operations related to the class and derivative action settlements, and we recorded a $28.6 million liability within Other current liabilities in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2010.

Other Disputes

We have received a total of 78 complaints over the last three years from current and former employees filed with the United States Equal Employment Opportunity Commission alleging, among other things, race and/or gender discrimination.  We have responded to the complaints as such responses have become due, and have investigated the allegations.

On June 26, 2009, a temporary independent contractor whose services we terminated in 2007 filed a complaint against the Company in the United States District Court for the District of South Carolina, Charleston Division, as Civil Action No. 2:09cv1708-DCN-BM, which alleges a violation under the employee protection provisions of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002, 18 U.S.C. §1514A.  The former independent contractor alleges that we terminated his engagement in retaliation for his allegation of certain corporate governance, government contracting, accounting and other irregularities.  On March 12, 2010, we filed motions to dismiss certain claims in the plaintiff’s complaint.

In September 2010, we submitted a voluntary disclosure to the Directorate of Defense Trade Controls (DDTC) in regard to the inadvertent import of a vehicle into the U.S. without proper DDTC authorization.  Simultaneous with this submission, we requested authorization to allow the vehicle to remain in the U.S. and be displayed at various locations, which the DDTC granted.  Our submission to the DDTC also proposed self-corrective actions, which we are implementing.  We have not received a response to our proposal from the DDTC or notice of any fines, penalties or administrative actions.

Although we intend to defend ourselves in connection with the foregoing legal proceedings and claims, there can be no assurance that we will ultimately prevail in any of these matters, and any settlement or adverse judgment may have a material adverse effect on our business or financial position, results of operations, or cash flows.  We are also a party to other litigation which we consider routine and incidental to our business.  We may be involved from time to time in other litigation that could have a material effect on our operations or finances.  Other than the litigation described above, we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business or financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide information that is supplemental to, and should be read together with, our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q.  Information in this Item 2 is intended to assist the reader in obtaining an understanding of our unaudited condensed consolidated financial statements, the changes in certain key items in those financial statements from period to period, the primary factors that accounted for those changes, and any known trends or uncertainties that we are aware of that may have a material effect on our future performance, as well as how certain accounting principles affect our unaudited condensed consolidated financial statements.  MD&A includes the following sections:

•                  Overview

•                  Outlook

•                  Results of Operations—an analysis of our consolidated results of operations, for the three and nine months presented in our unaudited condensed consolidated financial statements

•                  Liquidity and Capital Resources—an analysis of the effect of our operating, financing and investing activities on our liquidity and capital resources

•                  Off- Balance Sheet Arrangements—a discussion of such commitments and arrangements

•                  Contractual Obligations—a summary of our aggregate contractual obligations

•                  Critical Accounting Policies and Estimates—a discussion of accounting policies that require significant judgments and estimates

•                  New Accounting Pronouncements—a summary and discussion of our plans for the adoption of new accounting standards relevant to us

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains both historical and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act).  All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial position, results of operations, cash flows and business.  We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “outlook,” “estimate” or “continue” and other words and terms of similar meaning.  These forward-looking statements include, among other things:

•                  Statements regarding the growth of the U.S. and world market for blast- and ballistic-protected vehicles and our survivability products, services and solutions,

•                  Statements regarding the U.S. military’s plans or intentions, including operations in Iraq and in Afghanistan,

•                  Information regarding the number of various types of MRAP and other armored vehicles that may be purchased by the U.S. Marine Corps, the U.S. Army and other U.S. and foreign customers under various programs,

•                  Statements with respect to our expectations regarding our ability to obtain materials, components and supplies necessary to manufacture our vehicles and our ability to improve cost efficiencies,

•                  Statements regarding our ability to expand our current business, including the effect of our research and development and introduction of new products,

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

•                  Statements regarding the benefits that may be realized from our joint ventures, teaming arrangements and any new ventures or business developed pursuant to them and our ability to grow through meaningful acquisitions,

•                  Statements regarding the effect of our income tax positions on our effective tax rate, and

•                  Statements regarding final approval of the federal class and derivative actions.

References herein to “Force Protection,” the “Company,” “we,” “our” or “us” refer to Force Protection, Inc. and its subsidiaries unless otherwise stated or indicated by context.

Overview

Force Protection, Inc. provides survivability solutions to support the armed forces of the United States and its allies.  We design, manufacture, test, deliver and support our blast- and ballistic-protected products to increase survivability for the users of our products.  Our specialty vehicles, which we believe are at the forefront of blast- and ballistic-protected technology, are designed to protect their occupants from landmines, hostile fire, and improvised explosive devices (IEDs).  We are a key provider of the U.S. military’s Mine Resistant Ambush Protected (MRAP) vehicle program and have sold and delivered over 3,000 vehicles under this program.  We also provide our Cougar and Buffalo mine-protected vehicles to several foreign customers, including the U.K. Ministry of Defence (U.K. MoD) which has purchased three variants of our Cougar vehicle.  Complementing these efforts, we are developing and marketing new vehicle programs, including the Ocelot and Joint All-Terrain Modular Mobility Asset (JAMMA), that provide increased modularity, speed and mobility.  Across all vehicle programs we have sold approximately 4,600 vehicles since 2005.  Supporting our vehicle design, development and production initiatives, we develop, manufacture, test, deliver and support products and services aimed at further enhancing the survivability of our users against additional threats.  Capitalizing on our strengths in survivability solutions, we are focused on developing additional products to protect against rocket-propelled grenades and under body armor kits to mitigate blast effects on military vehicles.  We also provide long-term life cycle support services for our vehicles that involve development of technical data packages, supply of spares, field and depot maintenance activities, assignment of highly-skilled field service representatives, and advanced off-road driver and maintenance training programs.  Our services are based on establishing and maintaining long-term relationships with the U.S. government and foreign military users.

Our business is heavily influenced by the needs of the U.S. military for blast- and ballistic-protected wheeled vehicles.  The U.S. Department of Defense is our largest customer.  For the past several years, substantially all of our net sales have been derived from the U.S. Department of Defense, including Foreign Military Sales through the U.S. government.  We attempt to align our workforce to satisfy our business requirements.

We are headquartered in Summerville, South Carolina and have leased manufacturing facilities in Ladson, South Carolina.  We have office space in Sterling Heights, Michigan; North Charleston, South Carolina; Arlington, Virginia; Bristol, United Kingdom; and Leamington Spa, United Kingdom.  We conduct our blast range, research and development activities and customer training requirements at properties located in Edgefield, South Carolina;

Summerville, South Carolina; and Roxboro, North Carolina.  We also have a vehicle support facility in Kuwait and provide military operations support in Afghanistan.

Outlook

The global war on terrorism, especially in Iraq and Afghanistan, has confirmed that IEDs, landmines, explosively-formed projectiles and rocket-propelled grenades pose a significant threat to coalition military personnel and civilians.  We believe the world market for blast- and ballistic-protected military vehicles and other survivability solutions will remain at high levels in the short-term.  The 30,000 troop surge of forces to Afghanistan is expected to take most of 2010 to achieve and additional, or modified, MRAPs from original equipment manufacturers (OEMs) have been required to support operations in this difficult terrain.  Landmines and IEDs are being used by terrorists and insurgent groups worldwide, and extensively in Afghanistan, because of their highly effective nature and relatively low cost.  The extent of the long-term presence of U.S. forces in Afghanistan is uncertain.  Consequently, U.S. and international military departments are in the process of determining long-term roles for MRAPs.  The future requirements for long-term life cycle logistics plans, as well as an important effort to reset and recapitalize vehicles that come out of theater, are also being determined.  MRAPs can be placed into permanent military organizations for convoy security, route clearance, explosive ordnance disposal and casualty evacuation, or be placed into pre-positioned storage roles for regional response, reassigned as home station training vehicles, or sold to foreign military customers.

Our fiscal 2010 outlook is based on the following market assumptions and expectations:

•                  A reduction of combat forces and our vehicles in Iraq, which has significantly reduced the operational tempo placed on our fleet, as well as the requirement for our field service representatives resourced to support units in that theater,

•                  Conversely, there is growth of military forces, our vehicles and all MRAPs in Afghanistan, which is necessitating changes to our vehicles and is increasing sustainment/maintenance requirements.  Our current customers are developing and executing modernization and sustainment plans for our fielded fleet of vehicles and we will have to compete for the spares and sustainment support business for these vehicles,

•                  Uncertainty in defense spending, due to the current defense strategy, as well as the dynamic macroeconomic and geopolitical conditions,

•                  Challenges with the expansion of our customers, products and services both domestically and internationally.  We will continue to try to capture contract awards for our products and services in a volatile marketplace,

•                  Establishing long-term programs to include upgrades, remanufacture, and sustainment for our fleet of vehicles, and then expanding this capability to sustain all MRAPs universally,

•                  Developing new products and services to bring to market, and

•                  Rationalizing our cost structure to match our sales.

Strategic Outlook

Our business strategy is focused on increasing shareholder value by providing products and services that are relevant, responsive, innovative, high-quality and affordable.  We believe the global need for blast- and ballistic- protected military vehicles and other survivability solutions will remain strong at least through 2011.  The U.S. and foreign military departments are determining the current and future roles for MRAP vehicles.  We expect a large number of our currently deployed vehicles will remain in service or be pre-positioned for rapid deployment.  These vehicles will likely require an overhaul and modification to remain in optimal combat readiness.  We plan to leverage our manufacturing skills and field services to support our customers in maintaining readiness for these highly valued assets.  Although much of this work will involve large depot facilities, the magnitude of work could exceed our capacity and require strategic partnerships to complete work on schedule.

With our family of vehicles, we believe that we provide our customers with a wide variety of solutions with multiple capabilities for various types of missions.  Over the past couple of years, the general trend for new programs has progressed toward lighter-weight vehicles with levels of survivability similar to our other vehicles.  We view the Ocelot as an optimal solution for the lighter vehicle market.  We achieved a significant milestone with the Ocelot in September 2010 with the announcement by the U.K. MoD that Force Protection Europe Limited was selected as the preferred bidder in the LPPV competition with deliveries expected to begin in 2011.  The Ocelot has also been selected as one of three funded vehicles to continue in the competitive prototyping in the Manufactured and Supported in Australia (MSA) option for the Land 121 program.

We intend to maintain and expand our current business as a leading supplier of survivability solutions, including protected vehicles, total life cycle support and other services, to the U.S. Department of Defense, other U.S. government agencies, foreign governments, and domestic and international commercial customers.  Our strategy is focused on growing balanced diverse revenue and earnings through organic growth, cost containment, and selected investments, partnerships and acquisitions, which will enable us to grow the Company.  Specific components of the strategy include the following:

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

As discussed in Item 4, Controls and Procedures, of this Quarterly Report on Form 10-Q, we believe that effective disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Exchange Act) are in place as of September 30, 2010.  We will continue to devote our resources, in an amount we believe to be appropriate, to maintain effective internal controls over our financial reporting and disclosures.

Recent Modernization and Spares and Sustainment Awards

On August 2, 2010, we were awarded a contract modification under our MRAP contract for continuing field service support work in Afghanistan, Kuwait and the continental United States.  The contract modification has a firm, fixed price valued at $19.9 million.

On August 19, 2010, we were awarded a contract modification under our MRAP contract for continuing field service support work and Standard Consumable Kits to support Operations at Vehicle Support Facility — Afghanistan and conduct general maintenance.  The contract modification has a firm, fixed price valued at $14.5 million.

On August 23, 2010, we were awarded a contract modification under our MRAP contract for seat survivability upgrade kits for 1,946 MRAP Cougar vehicles.  The modification is subject to definitization and is valued at approximately $64.1 million.  This work will be performed primarily in Afghanistan with additional work in Kuwait and home stations in the United States.

Results of Operations

The following discussion and analysis is based on our unaudited condensed consolidated statements of operations, which reflect our results of operations for the three and nine months ended September 30, 2010 and 2009 as prepared in accordance with generally accepted accounting principles in the United States of America (GAAP).

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2009

The following table presents our results of operations for the three and nine months ended September 30, 2010 and 2009.

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2010	2009	2010	2009
Net sales	$176,265	$316,164	$448,251	$688,014
Cost of sales	142,690	289,628	357,605	598,863
Gross profit	33,575	26,536	90,646	89,151
General and administrative expenses	27,868	19,196	65,732	60,219
Research and development expenses	7,314	4,239	17,445	13,736
Operating (loss) income	(1,607)	3,101	7,469	15,196
Other (expense) income, net	(187)	252	75	57
Interest expense, net	(22)	(46)	(216)	(79)
(Loss) income before income tax expense	(1,816)	3,307	7,328	15,174
Income tax expense	(48)	(88)	(3,279)	(4,138)
Net (loss) income	$(1,864)	$3,219	$4,049	$11,036

Units sold

The following table presents our vehicle unit sales for the three and nine months ended September 30, 2010 and 2009.

	For the three months ended September 30,		For the nine months ended September 30,
Units Sold	2010	2009	2010	2009
Buffalo	17	51	60	80
Cougar MRAP (Competitive)	—	4	—	9
Mastiff	27	—	87	24
Ridgback	—	—	—	83
Wolfhound	—	52	24	56
Cougar (all other variants)	30	3	34	31
Cheetah	—	—	—	5
Ocelot	—	—	2	—
Total	74	110	207	288

Net sales

The decrease in net sales from the three and nine months ended September 30, 2010 to the comparable periods for 2009 was mostly attributable to a decrease in vehicle sales volume and  a decrease in spares and sustainment sales, including field service representatives, training, Iraqi Light Armored Vehicle (ILAV) subcontractor revenues and technical publications; partially offset by an increase in sales resulting from modernization efforts, which include the supply and installation of kits for our vehicles.  The spares and sustainment sales decreased from the three and nine months ended September 30, 2010 to the comparable periods for 2009 due to the current demand slowing for spares as large supplies of initial spares procurement with the initial vehicle deliveries are currently being consumed.  Additionally, the modernization of Cougar independent suspension system kits has decreased the demand for straight axle spares and other components, which have been a large part of the spares revenue in the past.

The sales mix of vehicles, modernization efforts and spares and sustainment in the comparative periods are set forth in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2010	2009	2010	2009
Buffalo	$16,870	$51,252	$61,715	$80,682
Cougar MRAP (Competitive)	—	2,107	—	6,136
Mastiff	14,139	920	47,608	12,528
Ridgback	—	340	—	34,829
Wolfhound	—	26,192	11,070	29,018
Cougar (all other variants)	21,643	5,352	24,542	26,380
Cheetah	—	—	—	3,362
Ocelot	—	—	1,462	—
Modernization	81,765	80,614	161,464	107,888
Spares and sustainment	41,848	149,387	140,390	387,191
Total	$176,265	$316,164	$448,251	$688,014

Cost of sales and Gross profit

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2010	2009	2010	2009
Cost of sales	$142,690	$289,628	$357,605	$598,863
Gross profit	$33,575	$26,536	$90,646	$89,151
Gross profit as a percentage of net sales	19.0%	8.4%	20.2%	13.0%

The gross profit percentage increased by 10.6 and 7.2 percentage points for the three and nine months ended September 30, 2010 over the comparative 2009 periods.  The three and nine month increases in 2010 as compared to 2009 were primarily due to the lower margins during the three and nine months ended September 30, 2009, which was primarily due to the $19.3 million of Cheetah expenses to reduce these vehicles to their net realizable value and increased severance costs related to the 2009 cost reduction initiative.  In addition, the three and nine month increases in 2010 were due to the mix of sales with higher margins in the respective 2010 periods as a larger portion of total sales in 2010 had slightly higher profit contracts.

General and administrative expenses

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2010	2009	2010	2009
General and administrative expenses	$27,868	$19,196	$65,732	$60,219
As a percentage of net sales	15.8%	6.1%	14.7%	8.8%

General and administrative expenses increased $8.7 million and $5.5 million for the three and nine months ended September 30, 2010, from the comparable 2009 periods.  The $8.7 million increase for the three months ended September 30, 2010 from the comparative 2009 period is primarily due to the $8.5 million charge for the estimated settlement cost of the federal shareholder class and derivative actions.  See Note 7, Commitments and Contingencies, in the accompanying unaudited condensed consolidated financial statements.  The $5.5 million increase for the nine months ended September 30, 2010 from the comparative 2009 period is primarily due to the $8.5 million settlement charge incurred in the third quarter of 2010 as well as increased costs for our European operations ($2.2 million), business development ($2.0 million), strategy ($1.9 million) and depreciation ($1.5 million).  These costs were partially offset by the $3.2 million of 2006 re-audit costs incurred during the first quarter of 2009, $0.7 million impairment for certain custom machines incurred during the second quarter of 2009 and lower legal fees ($2.3 million), lower audit fees ($1.9 million) and lower consulting fees ($0.8 million) for the nine months ended September 30, 2010 as compared to September 30, 2009.  All other general and administrative expenses, net, decreased $1.7 million for the nine months ended September 30, 2010 as compared to 2009.

Research and development expenses

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2010	2009	2010	2009
Research and development expenses	$7,314	$4,239	$17,445	$13,736
As a percentage of net sales	4.1%	1.3%	3.9%	2.0%

Research and development expenses increased by $3.1 million and $3.7 million for the three and nine months ended September 30, 2010, over the comparable 2009 periods.  Total expenses incurred for the three and nine months ended September 30, 2010 were primarily for the Ocelot, JAMMA and other vehicle development programs, survivability enhancements for currently fielded vehicles and armor development activities.  Total expenses incurred for the three and nine months ended September 30, 2009 were primarily for the Cheetah, Ocelot and other prototypes.

Other (expense) income, net

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2010	2009	2010	2009
Other (expense) income, net	$(187)	$252	$75	$57
As a percentage of net sales	(0.1)%	0.1%	0.0%	0.0%

Other income, net decreased by $0.4 million for the three months ended September 30, 2010, as compared to the same period for 2009, primarily due to the $0.2 million loss on our joint venture, Integrated Survivability Technologies Limited (IST), for the three months ended September 30, 2010 compared to a $0.2 million gain for the same period in 2009.  Other (expense) income, net was relatively flat for the nine months ended September 30, 2010, as compared to the 2009 period.

Interest expense, net

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2010	2009	2010	2009
Interest expense, net	$(22)	$(46)	$(216)	$(79)
As a percentage of net sales	0.0%	0.0%	0.0%	0.0%

Interest expense, net was relatively flat for the three and nine months ended September 30, 2010, as compared to the same periods for 2009.

Income tax expense

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2010	2009	2010	2009
Income tax expense	$48	$88	$3,279	$4,138
As a percentage of net sales	0.0%	0.0%	0.7%	0.6%

Income tax expense was relatively flat for the three months ended September 30, 2010, from the comparable 2009 period, and decreased $0.9 million for the nine months ended September 30, 2010, from the comparable 2009 period, primarily because of lower profits resulting from reduced sales volumes, partially offset with a higher effective income tax rate for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.  The effective income tax rates for the three and nine months ended September 30, 2010 were approximately 3% and 45%, compared to the effective income tax rates of approximately 3% and 27% for the comparable 2009 periods.  See Note 5, Income Taxes, in the accompanying unaudited condensed consolidated financial statements.

Net (loss) income

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Net (loss) income	$(1,864)	$3,219	$4,049	$11,036
Diluted (loss) earnings per share	$(0.03)	$0.05	$0.06	$0.16

Net (loss) income for the three and nine months ended September 30, 2010 decreased $5.1 million and $7.0 million from the comparable 2009 periods due primarily to a decrease in profits resulting from decreased sales volume as well as an $8.5 million charge for the estimated settlement cost of the federal shareholder class and derivative actions.  See Note 7, Commitments and Contingencies, in the accompanying unaudited condensed consolidated financial statements.

Backlog

The following table sets forth the number of vehicles included in our backlog as of September 30, 2010 and 2009.  The backlog shown in the following table is “funded” backlog, meaning that it reflects vehicles for which we have received orders and for which funding has been appropriated and authorized for expenditure by the applicable customer.  We cannot assure that we will deliver or sell all of the vehicles included in our backlog.  See Part I, Item 1A, Risk Factors, included in our Annual Report on Form 10-K for the year ended December 31, 2009.

	Vehicle Funded Backlog
	September 30,
	2010	2009
Buffalo	61	99
Ridgback	20	—
Wolfhound	4	42
Cougar (all other variants)	6	10
Ocelot	2	—
Total	93	151

Liquidity and Capital Resources

Our liquidity and available capital resources are impacted by operating, financing and investing activities.  Our principal sources of liquidity are cash on hand and cash from operations, primarily from contracts with the U.S. government.

Sources and Uses of Cash

During the past several years, our cash requirements have been met primarily through cash flows provided by operations, and our funds have been used primarily to fund working capital requirements and make capital expenditures.  The following chart shows the cash flows provided by or used in operating, investing and financing activities for the nine months ended September 30, 2010 and 2009:

	For the nine months ended September 30,
(in thousands)	2010	2009
Net cash (used in) provided by operating activities	$(27,889)	$21,924
Net cash used in investing activities	(13,935)	(20,885)
Net cash provided by (used in) financing activities	28	(91)
Effect of exchange rate changes on cash	(20)	—
(Decrease) increase in cash and cash equivalents	$(41,816)	$948

As of September 30, 2010, we had $105.4 million of cash and cash equivalents, a decrease from $147.3 million as of December 31, 2009, and a decrease from $111.9 million at September 30, 2009.

Cash Flows from Operating Activities

Cash flows from operating activities decreased by $49.8 million during the first nine months of 2010, compared with the first nine months of 2009.  The decrease resulted from a reduction in net income and unfavorable net changes in operating assets and liabilities during the first nine months of 2010, compared to the same period for 2009.

Below are the significant changes in operating assets and liabilities for the first nine months of 2010:

Increases to Cash Flows from Operating Activities:

•                  an increase in accounts payable of $5.9 million primarily resulting from increased obligations related to our modernization contracts and the timing of our purchases and related payments.

Decreases to Cash Flows from Operating Activities:

•                  an increase in accounts receivable of $43.1 million primarily resulting from an increase in the earned and unbilled accounts receivable balance due to increased sales under not-to-exceed undefinitized contracts, whereby we cannot fully bill until the contracts are definitized although the products have been delivered, partially offset by lower net sales during the three months ended September 30, 2010 compared to the three months ended December 31, 2009,

•                  an increase in inventories of $11.7 million primarily resulting from an increase in finished goods as of September 30, 2010 due to the timing of customer acceptance,

•                  a decrease in other liabilities of $6.9 million primarily due to a decrease in federal and state taxes payable and compensation-related liabilities as of September 30, 2010, and

•                  a decrease in due to U.S. government of $3.5 million primarily due to decreased definitization reserve requirements for spares, partially offset by an increased reserve for the U.K. Mastiffs, Buffalos, Ridgbacks and Wolfhounds as of September 30, 2010 compared to December 31, 2009.

Cash Flows from Investing Activities

Cash used in investing activities decreased by $7.0 million during the first nine months of 2010 compared with the first nine months of 2009 primarily due to the $10.0 million investment in marketable securities consisting of held-to-maturity (180-day) treasury bills and the $2.1 million investment in IST, our joint venture with NP Aerospace, which both occurred in 2009.  These decreases were partially offset by the $3.6 million increase in capital expenditures and the $1.7 million purchase of JAMMA assets, which occurred in the first nine months of 2010.

Cash Flows from Financing Activities

Cash flows from financing activities were relatively flat during the first nine months of 2010 compared with the first nine months of 2009 due to minimal stock option exercises and a minimal change in other long-term liabilities.

Current Liquidity and Capital Resources

Our cash and cash equivalents as of September 30, 2010 were held for working capital purposes and were invested primarily in short-term United States Treasury bills and money market funds.  We do not enter into investments for trading or speculative purposes.

We have not had any significant capital expenditures for manufacturing since 2008.  During 2009, capital expenditures were $11.2 million, mostly due to upgrades of our information technology infrastructure as well as leasehold improvements.  During the first nine months of 2010, capital expenditures were $12.3 million, primarily due to outlays made for a corporate office building and associated land, demonstration vehicles, certain leasehold improvements and computer equipment and software.

The amount of capital that we will require depends on several factors, including without limitation, the extent and timing of sales of our products and services, performance-based payments, inventory costs, costs of raw materials and components, labor costs, costs of improving our financial and accounting systems, the timing and costs associated with any expansion of our manufacturing, development, engineering and customer support capabilities, the timing and cost of our product development and enhancement activities and our operating results.  We currently estimate that our cash flows will be sufficient to meet our presently budgeted capital expenditures and our other presently anticipated cash needs for the year ending December 31, 2010.  In addition, we have available to us a $40 million line of credit, which expires on April 30, 2012.  Furthermore, we can designate up to $5.0 million for letters of credit against the $40 million line of credit.  As of July 23, 2010, we obtained a letter of credit in the amount of $3.3 million Australian dollars for the performance of our obligations under a contract for the PMV-L vehicle program.  This letter of credit has lowered the availability under our line of credit to approximately $36.8 million as of September 30, 2010.  We may need to obtain additional sources of capital to meet our future cash needs, which may include borrowings or the issuance of debt or equity securities, including common stock, and there can be no assurance that such financing will be available to us when we need it or, if available, that the terms of any such financing will be satisfactory to us and not dilutive to our shareholders.  Any failure to obtain necessary capital as and when required could have a material adverse effect on our business, prospects, financial position, results of operations and cash flows.

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

As of September 30, 2010, we did not have any obligations under certain guarantees or contracts as defined above.

As of September 30, 2010, we did not have any retained or contingent interest in assets as defined above.

As of September 30, 2010, we did not hold derivative financial instruments, as defined by Financial Accounting Standard Board ASC Topic 815, “Derivatives and Hedging.”

As of September 30, 2010, we did not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of September 30, 2010 and December 31, 2009, we were not involved in any unconsolidated SPE transactions.

Contractual Obligations

We have future obligations under various contracts relating to debt and interest payments, operating leases, and purchase obligations.  During the nine months ended September 30, 2010, there were no significant changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2009, except that our purchase obligations increased to $148.9 million as of September 30, 2010, from $68.2 million as of December 31, 2009.  The increase in purchase obligations as of September 30, 2010 was primarily due to new purchase orders related to modernization sales and engineering services.

Critical Accounting Policies and Estimates

For the quarterly period ended September 30, 2010, there were no significant changes in critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 8, 2010.

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

We buy and stock key steel materials at competitive current prices, based on projected trends of steel surcharge movement.  Additionally, we generally add annual escalations and adjust prices for extraordinary circumstances to all long-term steel contracts.  In cases where subcontractors purchase steel directly, we generally mirror supplier terms and conditions to customer terms and conditions to mitigate commodity risks.

Foreign Currency

The majority of our business is denominated in U.S. dollars and, as such, movement in the foreign currency markets will have a minimal direct impact on our business.

Interest Rates

Although our current financing arrangement is at a variable rate, we do not have any borrowings under our $40 million line of credit.  On July 23, 2010, we obtained a letter of credit in the amount of $3.3 million Australian dollars for the performance of our obligations under a contract for the PMV-L vehicle program.  This letter of credit has lowered the availability under our line of credit to approximately $36.8 million as of September 30, 2010.  We currently are not directly at risk of interest rate fluctuations.  As our financing needs change in the future, interest rate risk may become a more significant issue for us.

Currently, we do not use any derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest rates, foreign currency exchange or commodity prices.  We are not a party to leveraged derivatives nor do we hold or issue financial investments for speculative purposes.

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

Our management, at the direction of our chief executive officer (our principal executive officer)  and chief financial officer (our principal financial officer), performed an evaluation of the effectiveness and design of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of September 30, 2010.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2010, Force Protection’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Shareholder Class Action and Derivative Actions

On March 10, 2008, the first of ten related class action lawsuits was filed against us and certain of our former and current directors and officers in the United States District Court for the District of South Carolina, Charleston Division, on behalf of a purported class of investors who purchased or otherwise acquired our stock during the period between August 14, 2006 and February 29, 2008.  The complaints seek class certification, and the allegations include, but are not limited to, allegations that the defendants violated the Securities Exchange Act of 1934 and made false or misleading public statements and/or omissions concerning our business, internal controls, and financial results.  The individual class action lawsuits were consolidated on June 10, 2008, under the caption In Re Force Protection, Inc. Securities Litigation, Action No. 2:08-cv-845-CWH.  An agreement to settle the consolidated shareholder securities class action lawsuit has been reached, which was preliminarily approved by the Court on October 5, 2010.  The settlement amount is $24.0 million, a majority of which will be covered by insurance upon final approval of the class and derivative action settlements.  A hearing to determine the final approval of the class action settlement is set for January 25, 2011.

Between March 27, 2008 and September 24, 2010, a series of shareholder derivative actions were filed in both state and federal courts against certain of our former and current directors and officers alleging that the individual defendants breached fiduciary duties, abused control, engaged in gross mismanagement and wasted corporate assets and were unjustly enriched.  Recovery is sought for the benefit of the Company, which has been named a nominal defendant in each derivative action.  The state court actions pending in South Carolina were consolidated on May 18, 2009.  A hearing on various procedural motions is set for December 7, 2010.

On September 24, 2010, a related shareholder derivative action captioned Nicola Saulle v. Frank Kavanaugh, et al., Case No. 10 OC 00442 1B was filed in state court in Nevada.

Four derivative lawsuits pending in the United States District Court for the District of South Carolina, Charleston Division, were consolidated on March 31, 2009, under the caption In Re Force Protection, Inc.  Derivative Litigation, Action No. 2:08-cv-01907-CWH.  An agreement to settle the shareholder derivative lawsuit pending in federal court (but not the state court proceeding) has been reached, which was preliminarily approved by the court on October 5, 2010.  The settlement provides that the Company will adopt certain corporate governance practices, receive a payment of $2.25 million from insurance, and pay plaintiffs’ attorney’s fees and expenses in an amount not to exceed $2.3 million.  A hearing to determine the final approval of the federal derivative action settlement is set for December 13, 2010.

Neither the Company nor any of its present and former directors and officers has admitted any wrongdoing or liability in connection with these settlements.  Additionally, each settlement provides that the parties have reached a mutually agreeable resolution of the case to avoid protracted and expensive litigation, including the outcome and risks associated with proceeding.

Other Disputes

We have received a total of 78 complaints over the last three years from current and former employees filed with the United States Equal Employment Opportunity Commission alleging, among other things, race and/or gender discrimination.  We have responded to the complaints as such responses have become due, and have investigated the allegations.

On June 26, 2009, a temporary independent contractor whose services we terminated in 2007 filed a complaint against the Company in the United States District Court for the District of South Carolina, Charleston Division, as Civil Action No. 2:09cv1708-DCN-BM, which alleges a violation under the employee protection provisions of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002, 18 U.S.C. §1514A.  The former independent contractor alleges that we terminated his engagement in retaliation for his allegation of certain corporate governance, government contracting, accounting and other irregularities.  On March 12, 2010, we filed motions to dismiss certain claims in the plaintiff’s complaint.

In September 2010, we submitted a voluntary disclosure to the Directorate of Defense Trade Controls (DDTC)

in regard to the inadvertent import of a vehicle into the U.S. without proper DDTC authorization.  Simultaneous with this submission, we requested authorization to allow the vehicle to remain in the U.S. and be displayed at various locations, which the DDTC granted.  Our submission to the DDTC also proposed self-corrective actions, which we are implementing.  We have not received a response to our proposal from the DDTC or notice of any fines, penalties or administrative actions.

Although we intend to defend ourselves in connection with the foregoing legal proceedings and claims, there can be no assurance that we will ultimately prevail in any of these matters, and any settlement or adverse judgment may have a material adverse effect on our business or financial position, results of operations, or cash flows.  We are also a party to other litigation which we consider routine and incidental to our business.  We may be involved from time to time in other litigation that could have a material effect on our operations or finances.  Other than the litigation described above, we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business or financial position, results of operations or cash flows.

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

We may enter into acquisitions in the future in an effort to enhance shareholder value.  We may enter into such arrangements in the future in order to expand our capabilities, enter new markets or increase our market share.  Acquisitions involve a certain amount of risks and uncertainties that could result in our not achieving expected benefits.  With respect to acquisitions, such risks include difficulties in integrating newly acquired businesses and operations in an efficient and cost-effective manner; challenges in achieving expected strategic objectives, cost savings and other benefits; the risk that the acquired businesses’ markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets; the risk that we pay a purchase price that exceeds what the future results of operations would have merited; and the potential loss of key employees of the acquired businesses.  In addition, unanticipated delays or difficulties in effecting acquisitions may divert the attention of our management and resources from our existing operations.  Future acquisitions by us could also result in large and immediate write-offs or assumptions of debt and contingent liabilities, any of which may have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

•                  Were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

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

NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger, filed as Exhibit 2.1 to the Company’s Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.

3.1	Restated Articles of Incorporation, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-K filed May 11, 2009, is hereby incorporated by reference.

3.2	Certificate of Amendment to Articles of Incorporation, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 26, 2008, is hereby incorporated by reference.

3.3	Certificate of Correction to Restated Articles of Incorporation, filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed May 11, 2009, is hereby incorporated by reference.

3.4	Second Amended and Restated By-Laws of Force Protection, Inc., filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 26, 2008, is hereby incorporated by reference.

NUMBER	DESCRIPTION

10.1	Amendment of Solicitation/Modification of Contract under Contract No. M67854-07-D-5031 with the United States Marine Corps Systems Command, dated August 19, 2010. † *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

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

FORCE PROTECTION, INC.
(Registrant)

Date: November 3, 2010	By:	/s/ MICHAEL MOODY
		Name:	Michael Moody
		Title:	Chairman, Chief Executive Officer and
President (principal executive officer)

Date: November 3, 2010	By:	/s/ CHARLES MATHIS
		Name:	Charles Mathis
		Title:	Chief Financial Officer
(principal financial and accounting officer)