Form 10-K
period 2010-12-31
FORCE PROTECTION INC
filed 2011-03-09
CIK 1032863

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33253

FORCE PROTECTION, INC.
(Exact name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	84-1383888 (I.R.S. Employer Identification No.)
1520 Old Trolley Road Summerville, South Carolina (Address of registrant's principal executive offices)	29485 (Zip Code)

Registrant's telephone number, including area code: (843) 574-7001

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2010, computed by reference to the closing price for such stock on the Nasdaq Capital Market on such date, was approximately $284,352,000.

         The number of shares outstanding of the registrant's common stock as of February 25, 2011 was 70,573,916 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement relating to its 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

PART I

ITEM 1.    BUSINESS

The Company

  General

        Force Protection, Inc. provides survivability solutions to support the armed forces of the United States (U.S.) and its allies. We design, manufacture, test, deliver and support our blast- and ballistic-protected products to increase survivability for the users of our products. Currently, we have one segment of operations. We believe our specialty vehicles, including the Buffalo, Cougar and Ocelot, are at the forefront of blast- and ballistic-protected technology. These vehicles are designed specifically for reconnaissance and urban operations and to protect their occupants from landmines, hostile fire and improvised explosive devices (IEDs, commonly referred to as roadside bombs). We are a key provider of the U.S. military's Mine Resistant Ambush Protected (MRAP) vehicle program and have sold and delivered over 3,000 vehicles under this program. We also provide our Cougar and Buffalo mine-protected vehicles to several foreign customers, including the United Kingdom Ministry of Defence (U.K. MoD) which has purchased three variants of our Cougar vehicle as well as a U.K.-specific variant of the Buffalo. The U.K. MoD is also under contract to purchase 200 Ocelots, our next-generation vehicle, with deliveries beginning in 2011. Complementing these efforts, we are developing and marketing a new vehicle platform, the Joint All-Terrain Modular Mobility Asset (JAMMA), which provides increased modularity, transportability, speed and mobility. Across all vehicle programs we have sold approximately 4,600 vehicles since 2005. Supporting our vehicle design, development and production initiatives, we develop, manufacture, test, deliver and support products and services aimed at further enhancing the survivability of our users against additional threats. In addition, we provide long-term life cycle support services for our vehicles that involve development of technical data packages, supply of spares, field and depot maintenance activities, assignment of skilled field service representatives (FSRs), and related training programs. Our services are based on establishing and maintaining long-term relationships with the U.S. government and foreign military users.

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

        In September 2003, we changed our name to "Force Protection, Inc." to reflect our primary focus on designing and manufacturing protected and armored vehicles. In January 2005, we reincorporated from the State of Colorado to the State of Nevada. We became listed on the Nasdaq Capital Market in January 2007. Our corporate headquarters are located in Summerville, South Carolina.

        In 2009, we formed Integrated Survivability Technologies Limited (IST), an England and Wales company that is a joint venture between Force Protection Europe Limited, a subsidiary of Force Protection Industries, Inc., and NP Aerospace Limited, a subsidiary of The Morgan Crucible Company plc. Pursuant to the terms of the joint venture, IST acts as the prime contractor for vehicles and related total life cycle support awarded by the U.K. MoD to ensure that this customer has a single point of contact for its Wolfhound, Mastiff and Ridgback vehicles. We account for this joint venture as an equity-method investment. In September 2009, we formed Force Protection Australasia Pty Ltd, an Australian company to pursue market opportunities in Australia and Asia. Force Protection Australasia is a wholly owned subsidiary of Force Protection Europe Limited.

Our Products

        All of our products are aimed at providing the highest level of blast- and ballistic-protection to personnel operating in areas posing threats of attack. Since the early stages of Operation Iraqi Freedom and Operation Enduring Freedom, the U.S. and coalition militaries have sought a wheeled vehicle approach that balances three potentially competing operational or mission dynamics: (1) protection, which refers to the level of crew survivability against blast- and ballistic-attack, (2) payload, which refers to the load that the vehicles can carry on board the platform, measured in units, such as the number of crew members and/or cargo weight, and (3) performance, which refers to a vehicle's mobility, sustainability, ability to provide technological solutions to mission requirements, and its suitability for transportation in existing military aircraft and ships.

        We currently offer five vehicle platforms aimed at fulfilling different operational or mission requirements: Buffalo, Cougar, Cheetah, Ocelot and JAMMA.

        Buffalo.    The Buffalo Mine Protected Clearance Vehicle is our largest vehicle and is the centerpiece for route clearance missions. The Buffalo is a blast- and ballistic-protected vehicle designed to keep the explosive ordnance disposal crew safe. The protection and capabilities built into the Buffalo provide the crew an ability to unearth and interrogate mines and IEDs without dismounting and provide for improved survivability on the way to completing their mission. The Buffalo is used by the U.S. and several international customers. The Buffalo A2 variant has been designated as a Program of Record for the U.S. Army and is currently undergoing a series of milestone reviews under the direction of the Product Manager – Assured Mobility Systems at the U.S. TACOM, previously known as the "Tank-automotive and Armaments Command." Recent enhancements to the Buffalo that have become part of its Program of Record configuration include upgraded transmission, integrated air digger design, enlarged roof hatches, neutral-tow settings, two automated fire extinguishing systems, improved heating and cooling system, and upgraded shocks.

        Cougar.    The Cougar is a family of medium-sized blast- and ballistic-protected vehicles that are supplied in 4-wheeled and 6-wheeled variants and in a variety of configurations for the wide range of missions performed by our customers. The operational applications of the Cougar include troop transport, command and control, route reconnaissance, convoy escort, and casualty evacuation capabilities. The U.S. military and several international customers use the Cougar and/or Cougar variants. We are developing, in partnership with our U.S. and international users, long-term life cycle plans for our fielded fleet of vehicles.

Cougar variants:

          Cougar Mastiff and Ridgback.     The Cougar Mastiff and Ridgback vehicles are part of the Cougar family of vehicles being used by the U.K. MoD through the U.S. Department of Defense (DoD) Foreign Military Sales (FMS) program. The Cougar Mastiff is a 6-wheeled vehicle with base protection similar to all Cougars and is integrated with additional interior and exterior armor as well as a mission integration package in the U.K. The Cougar Ridgback is a smaller vehicle similar to the Cougar Mastiff that operates where mission conditions require a 4-wheeled platform. Similar to the Mastiff, the final integration of the vehicle occurs in the U.K. where it receives additional armor and a mission integration package.

          Cougar Wolfhound Tactical Support Vehicle.     The Cougar Wolfhound Tactical Support Vehicle (TSV) was a new configuration in 2009 delivered to the U.K. MoD through IST. It is a 6-wheeled vehicle based on the Cougar Mastiff design with a load bed incorporated into the rear of the vehicle to carry North Atlantic Treaty Organization standard pallets and any other cargo. This load bed design feature allows the Cougar Wolfhound TSV to be easily reconfigured for multiple missions.

          Cougar International Light Armored Vehicle, previously known as the Iraqi Light Armored Vehicle.     The Cougar International Light Armored Vehicle (ILAV) is a 4-wheeled vehicle that can carry ten passengers. Numerous vehicles have been produced to date. During 2010, we sold 53 second generation ILAVs, which consist of improved versions including the basic ILAV troop carrier, a route clearance variant with a robotic arm, and an explosive ordnance disposal configuration.

        Cheetah.    The Cheetah is a lighter weight 4-wheeled blast- and ballistic-protected vehicle. The Cheetah provides mobility performance levels similar to that of a lightweight vehicle, while providing protection levels similar to that of our heavier Cougar fleet and payload levels substantially higher than that of the wheeled vehicle fleet currently available to the military. The base Cheetah platform was used to develop the MRAP All Terrain Vehicle (M-ATV). The M-ATV variant Cheetah was not selected for follow-on production by the U.S. military, but is being offered to international customers with certain modifications, including: revised seating configuration and modifications to the hull, hood, and grill.

        Ocelot.    Building on our successful experience of supplying blast- and ballistic-protected vehicles, we worked with Ricardo U.K. Limited of the United Kingdom to develop a more lightweight and modular vehicle with MRAP-like survivability qualities. Integrated with next generation V-hull technology and composite materials that help provide similar blast protection levels as vehicles three times heavier, the approximate 16,500-pound Ocelot allows troops to carry out a wide range of activities that restrict larger vehicles, including operating in mountainous regions, crossing narrow bridges, and maneuvering effectively in urban environments. We entered into a contract with the U.K. MoD in November 2010 for the production of 200 Ocelot vehicles for the Light Protected Patrol Vehicle (LPPV) program. Deliveries are scheduled to begin in the second half of 2011, and we are pursuing the opportunity to secure follow-on orders for additional vehicles from the U.K. MoD. The Ocelot has also been down-selected for the Australian government's Protected Mobility Vehicle-Light program (Land 121), which requires delivery of approximately 1,300 fully-integrated vehicles and trailers, as well as related long-term support. Two prototype vehicles were delivered to the Land 121 program office in February 2011 for further testing and evaluation.

        Joint All-Terrain Modular Mobility Asset (JAMMA).    The JAMMA is a light-weight, high-performance, and high-speed all-terrain vehicle that is certified for transport inside a V-22 Osprey, as well as CH-47 and CH-53 helicopters, and features an attachment system to accommodate threat-specific armor. The JAMMA is designed to be an air-droppable, internally-transportable, surface recovery vehicle capable of maneuvering over adverse terrain in order to search for and recover isolated personnel and equipment. The JAMMA also is designed to transport recovery teams and recovered ambulatory or wounded personnel from isolated high threat areas to defendable locations for extraction by aircraft or self-recovery to a final, secure destination. The JAMMA was specifically developed to meet the needs of Special Operations Forces for programs such as the Special Operations Command's Light Motor Vehicle program, and to support Para Rescue Operations including an upcoming requirement for the U.S. Air Force's Guardian Angel Air-Deployable Rescue Vehicle (GAARV) program. Given its unique capabilities, we expect the JAMMA will have application for a multitude of special operations uses worldwide beyond the GAARV program.

        Modernization.    Beginning in 2009, the Cougar was upgraded with an Independent Suspension System (ISS) providing it with the off-road capability to deal with more rugged terrain encountered by our customers. This modernization effort consisted of the supply and installation of ISS on most of the U.S. DoD's Cougar fleet for deployment to Afghanistan, which continued throughout 2010 and is expected to conclude in 2011. In addition to ISS, we continue to work with our customers on additional vehicle modernization for continued service. For example, during 2010, we began to upgrade the U.S. Cougar fleet with enhanced fire extinguishment systems, increased power generation, enhanced seating, and other improvements. Through the next block of capability insertions, we expect to offer items such as improved interior and window armor, and enhanced doors.

        Vehicle Armor Enhancements.    We offer external ballistic protection modules that provide protection from explosively formed projectiles (EFPs) and other IEDs. Many of these solutions have been tested and validated through the U.S. Army Aberdeen test center. Our external ballistic protection module package can be readily installed and removed in the field, allowing users to "scale" protection levels in response to ever changing enemy threats. During 2010, we validated a new lighter armor configuration and our process for rapidly developing new configurations. This allows us to offer custom solutions for a variety of threats, design constraints and cost considerations. These configurations can be adapted to fit any vehicle. We are continuing research in the field of EFP protection, as well as developing additional products to protect against rocket-propelled grenades, and to mitigate blast effects on other military vehicles.

  Our Services

        We provide spares and sustainment services for our vehicles that involve development of technical data packages, supply of spares, field and depot maintenance activities, assignment of FSRs to units that are equipped with our vehicles, and related programs.

        Our services emphasize an early focus on ensuring that our vehicles are designed up front as a "total life cycle package" with a long-term logistics commitment that involves spare parts, technical publications, as well as a portfolio of field services such as technical representatives, field mechanics, and operator and maintenance training. We deliver and manage the fundamental elements of logistics throughout our platform life cycles. We have established a systems approach that places equal emphasis on cost, schedule, performance, and on operational availability based on enabling supportability programs. We look to partner with customers to develop, produce, field, sustain and recapitalize our vehicles. Our goals are to ensure that we provide effective, efficient, reliable, supportable, and maintainable systems, while minimizing total life cycle cost.

        We have also developed a number of Battle Damage Assessment & Repair kit solutions and are providing these kits to our customer, which will help ensure higher readiness rates through quicker repair turnaround times.

        We offer ongoing services in three areas: logistics engineering, acquisition logistics and operational logistics. Our upgrades and system improvements are designed to enhance ease of use as well as vehicle longevity.

  Expanded Services.

          Kuwait.    The MRAP Support Facility in Kuwait has been designated by the MRAP Joint Program Office as a long-term maintenance facility. As military forces were drawn down in Iraq, MRAPs were transferred to Afghanistan. These vehicles were first moved to Kuwait to be equipped with ISS, restored to full mission capable maintenance posture, and retrofitted for enhanced capabilities. In 2010, we continued installation of ISS on Cougars at the Kuwait facility. Work at the facility includes performing light manufacturing operations on our fleet of vehicles and other manufacturers' MRAPs, such as modernization, repair and maintenance.

          Afghanistan.    The Afghanistan military bases have rapidly expanded to support the growing numbers of soldiers in-theater as part of the ongoing troop surge that began in 2010. As such, the number of airbases and forward-operating bases that require MRAP support is growing, and we responded by expanding our operational footprint beyond the Kuwait facility to include a number of bases in Afghanistan. At these locations, we provide service and support to Cougars and certain other manufacturers' MRAP vehicles, including installation of ISS kits.

          Training.     During 2010, we continued to provide training, including advanced off-road senior driver certification. We have multiple training contracts that we expect to fulfill during 2011 for U.S. government customers (including FMS). This training includes Operator New Equipment Training and Field Level Maintenance New Equipment Training.

        Logistics Data Services.    To proactively maintain large fleets of vehicles, military units must have accurate situational awareness of the health of their fleets. We provide useful, near real-time reporting through our network of FSRs located across theater. To support these efforts, we utilize proprietary software that leverages data input from theater FSRs to enable key operational readiness decisions and provide information about future upgrades. This allows senior military logisticians to be more effective by providing a "real time" link between in-theater FSRs, the customer, and our Company to improve fleet availability, spares, repairs and overall equipment management.

        Field Service Representatives (FSRs).    As of December 31, 2010, we had delivered support via a deployed base of approximately 440 field trainers and service representatives in the U.S and internationally. Our FSRs are skilled vehicle technicians and mechanics who are sought after by the U.S. and several international customers. They provide an expanded set of technical skills to train, coach and teach military mechanics, as well as perform universal maintenance on all MRAPs. They also provide useful, real-time reporting from theater through channels to enable operational readiness.

        Spare Parts.    We have established a supply chain for Buffalos and Cougars, including our vehicle fleets with foreign militaries. As the U.S. DoD transitions spare part responsibilities to the Defense Logistics Agency, we are looking to establish long-term contracts with the Defense Systems Command Columbus in order to remain a major spares provider for our vehicles.

  Major Customers

        In 2010, our business continued to trend from vehicle manufacturing to substantial life cycle support, and our commercial-centric endeavors began to expand based on the opportunities provided by our Ocelot platform. In 2011, we plan to increase research and development into areas where our work on vehicle survivability solutions could benefit other original equipment manufacturers (OEMs) and potential customers. We will continue to manufacture our Buffalo and Cougar vehicles and utilize partners for excess demands or substantial contract awards.

        In 2009, we began direct foreign government sales, primarily to the U.K. MoD through IST. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in Part II of this Annual Report on Form 10-K for the number of vehicles sold for the years ended December 31, 2010, 2009 and 2008. We are still dependent on certain customers, primarily the U.S. government, including FMS, which accounted for 87% of our sales in 2010 and 90% of our sales in 2009.

Industry Overview and Force Protection Market Opportunity

        General.    The global war on terrorism, especially in Iraq and Afghanistan, has confirmed that IEDs, landmines, EFPs and rocket-propelled grenades pose a significant threat to coalition military personnel and civilians. These weapons have been used extensively by terrorists and insurgent groups in Iraq, Afghanistan and other areas. As such, we believe the world-wide market for blast- and ballistic-protected vehicles and other survivability solutions will remain at high levels for at least the next several years. In 2009, U.S. forces began drawing down from Iraq and this continued throughout 2010. In 2010, the troop surge of U.S. forces in Afghanistan began, which required additional MRAPs to support operations. While it is currently anticipated that the troop surge will end in 2011, we expect the commitment of U.S. combat forces in Afghanistan is probable until 2014.

        U.S. and international militaries are determining long-term roles for MRAPs. The future requirements for long-term life cycle logistics plans, as well as an important effort to return vehicles that come out of theater to optimal, pre-battle condition to ensure readiness for future conflicts (commonly referred to as "reset and recapitalization") is still to be determined. MRAPs can be placed into permanent military organizations for convoy security, route clearance, explosive ordnance disposal and casualty evacuation, or be placed into prepositioned storage roles for regional response, or be sold to foreign military customers.

  Business Development and Program Management

        Our future revenue streams for the next few years are mostly dependent on our ability to: (1) secure new vehicle sales, (2) provide FSR support to militaries deployed in Afghanistan, (3) work closely with our customers on vehicle engineering change proposals that enhance the survivability and operating characteristics of our current family of vehicles, and (4) capitalize on total life cycle support initiatives that center not only on vehicle modernization efforts but also on long-term reset and recapitalization initiatives, post-Afghanistan.

        The Buffalo remains the centerpiece for route clearance missions, and has proven to be a valuable asset to a number of militaries world-wide. In addition to anticipated deliveries to the U.S. Army through 2013 as a Program of Record, we will pursue additional Buffalo sales to other branches of the U.S. military and other coalition forces. We also expect MRAPs will continue to be utilized over the long-term for specific mission requirements. We remain focused on selling new MRAP vehicles primarily to foreign customers, as well as pursuing larger opportunities, including the approximate 600 vehicle requirement in Canada for the Tactical Armored Patrol Vehicle program. In addition, we are developing new products and pursuing additional modernization programs designed to enhance the operating capabilities of our existing vehicles and those of other OEMs.

        While we believe heavily-weighted vehicles will continue to be key long-term assets for militaries, it is anticipated that lighter-weight and more agile versions of highly-protected vehicles will become the centerpiece of many worldwide militaries' tactical-wheeled vehicle modernization strategy. This is consistent with what we are seeing in the United Kingdom with the LPPV program and in Australia with the Land 121 requirement, and we expect a similar strategy will be followed in the U.S. The Ocelot provides unprecedented levels of blast protection for a vehicle of its size and weight, and its modular design allows troops to carry out a wide range of tasks that restrict larger vehicles. We are aggressively pursuing opportunities in the U.S., as well as engaging in active discussions with a number of international military customers in addition to the United Kingdom and Australia. We also believe there are opportunities to develop and market variants of the base Ocelot configuration for applications beyond traditional military use, including homeland defense, border security, paramilitary, state and local municipality security, and others.

        We will continue to prudently invest in new vehicle development that supports customers' specific program requirements. Given its unique capabilities and specific development for special operations requirements, including the GAARV program, we believe the JAMMA will be attractive to a number of customers worldwide.

        We currently provide spares and sustainment services to the U.S. Marines Cougar fleet of vehicles. In support of Operation Enduring Freedom, in 2010, we expanded our operational footprint beyond our modernization facility in Kuwait to include forward operating bases in Afghanistan. Collectively, we have the majority of our FSRs deployed at these locations to support the need for ongoing service and sustainment, as well as installation of modernization products.

        As part of the expected core fleet of certain militaries worldwide, customers are anticipated to seek ongoing improvements to MRAPs to promote the highest level of operational readiness. As an established provider of innovative MRAP technology solutions, we are investing in research, development and engineering efforts designed to ensure we remain at the forefront and continue to secure additional opportunities to enhance not only our vehicles, but those of other OEMs as well.

        Concurrent with our efforts to enhance the operating characteristics of our vehicles and the vehicles of others, we are focused on securing additional long-term vehicle service and sustainment programs. We are pursuing the U.S. Army's Route Clearance Vehicle (RCV) MRAP Contractor Logistics Support Service program requirement for the maintenance of their thousands of related vehicles located in the Middle East. We also realize that as the conflict in Afghanistan comes to an end, there will be a need for extensive reset and recapitalization programs to ensure that RCV and MRAP vehicles that are currently in use will be preserved for possible future conflicts. We are planning to partner with other tactical-wheeled vehicle and related service providers in an effort to ensure that current vehicles are reset and reconfigured with the most capable operational and weapons systems available.

  Research and Development

        We continually seek to improve our technological leadership position through internal research, product development, licensing and acquisition of complementary technologies. We also seek to expand our research capabilities through ongoing education of our employees and investment in our testing facilities and instrumentation. We believe these investments in the knowledge of our employees, and the instrumentation to measure the effectiveness of various survivability solutions, will allow us to more rapidly develop and validate innovative new products that provide enhanced protection against evolving threats. Our strategy of testing early and often through the product development cycle to integrate blast resistance and other forms of survivability into the basic structure proved effective in the development of our Ocelot platform. We are continuing this approach for other vehicle platforms, and are also using the knowledge gained during the Ocelot program to develop survivability upgrade kits for existing vehicles.

        For the years ended December 31, 2010, 2009 and 2008, we spent $23.4 million or 3.6% of net sales, $20.1 million or 2.1% of net sales, and $14.3 million or 1.1% of net sales, respectively, on research and development.

        We are committed to product development and expect to continue our investment in this area. We believe that the continual development or acquisition of innovative new technologies will assist us in delivering the new products and services that are critical to our future success.

  Raw Materials and Supplies

        We are dependent on the availability of materials, parts and sub-assemblies from our suppliers and subcontractors. The most important raw materials required for our products are armored steel, milled steel, composites, major automotive components and ballistic glass. Several of our major automotive components are procured or subcontracted on a sole-source, or limited-source, basis with a number of domestic and non-U.S. companies. We have not experienced, and do not foresee, significant difficulties in obtaining the materials, components or supplies necessary for our business operations, although there is a potential for rapidly escalating steel, fuel and other raw material costs in fiscal 2011. Some suppliers may discontinue business due to tight credit conditions or the inability to either absorb cost increases or pass them on to their customers. We depend upon the ability of our suppliers and subcontractors to meet our specifications, standards and delivery schedules at anticipated costs. We maintain a qualification and performance surveillance system to control risks associated with such reliance on third parties, such as the failure of suppliers or subcontractors to meet their commitments.

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

        Our production workforce includes skilled and non-skilled labor such as certified welders, automotive mechanics, trained assemblers, material handlers and automotive painters. We maintain a staff of engineers to provide in-house engineering support and utilize various manufacturing approaches to increase efficiency and product quality. We also utilize partners and subcontractors to expand our capacity and capabilities to meet customer specifications, standards and delivery schedules.

Business Strategy

        Our business strategy is focused on increasing shareholder value by providing survivability products and services that are responsive, innovative, high-quality and affordable. We intend to maintain and expand our current business as a leading supplier of survivability solutions, including protected vehicles, total life cycle support and other services, to the U.S. DoD, other U.S. government agencies, foreign governments, and domestic and international commercial customers. Our strategy is focused on growing balanced diverse revenues and earnings through organic growth, cost containment, and select business acquisitions, enabling us to grow the Company. Key objectives of the Company's business strategy include:

        Perform Favorably on Contracts.    We believe that favorable performance on our existing contracts is the foundation for successfully meeting our objective of growing by expanding Force Protection's prime, subcontractor and supplier roles both domestically and internationally. We believe that a prerequisite for growing and winning new business is to satisfy our existing customers with successful contract performance, including quality, schedule, cost, technical and other performance criteria. As such, we continuously reinforce our efforts to ensure superior contract performance to try to maintain our role as a long-term competitive, agile, responsive, innovative, forward-leaning and insightful defense contractor which strives to exceed customer expectations.

        Capitalize on Our Current Business and Grow Sales Organically.    We intend to focus our efforts on those business areas where we have expertise and competencies, including markets for protected vehicles and related total life cycle product support. We also intend to partner with other prime contractors and other OEMs to compete for select new business opportunities. We expect to identify additional opportunities to capitalize on our current customer relationships and leverage our core competencies, including blast- and ballistic-survivability sciences, to expand the scope of our products and services to existing and new customers. For example, given the Ocelot's unique operating characteristics as a light, modular, highly-protected and mobile platform, we expect this vehicle will provide us access to additional opportunities. We also intend to expand our markets and customers by participating in and competing for new programs and opportunities in several international countries. We are pursuing universal service roles to sustain the U.S. military's fleet of MRAPs and RCVs. We are also pursuing prime and tier-two roles to sustain Cougars and Buffalos for international customers. Finally, in partnership with U.S. and international users, we are developing long-term life cycle plans to include vehicle reset and recapitalization.

        Invest in Research and Development and Introduce New Products.    We intend to continue to align our internal investments in research and development, business development and capital expenditures to anticipate and proactively address customer requirements and priorities with our products and services. We also intend to leverage our competencies around survivability science to provide products and services on any vehicle platform and we intend to secure sales through the introduction of new vehicles, products and services with a focus on internal investment, collaboration with industry partners and research institutions, and licensing of technologies.

        Expand Product Offerings and Diversify Business Mix.    We intend to use our existing prime, subcontractor and supplier positions, which are leveraged by our internal research and development programs, to expand our product and service offerings by securing additional opportunities from our current and future customers. We expect to benefit from our position as a survivability solutions provider on select new contracts to expand into adjacent markets and to diversify our business mix in order to reduce our reliance on any single contract or market. Complementing these efforts, we are focused on supplementing our organic sales growth by selectively acquiring businesses that add new products, services, technologies, programs and/or customers to our existing businesses, while ensuring that they also provide attractive returns on investment.

        Continuously Improve Our Cost Structure.    We intend to continue to improve efficiency and reduce our direct contract costs and overhead costs, including general and administrative costs. Effective management of labor, material, subcontractor and other direct costs is a primary element of favorable contract performance. We believe continuous cost improvement will enable us to increase our competitiveness, expand our operating margin and selectively invest in new product development and other business development activities to organically grow sales.

Competitive Strengths and Positioning

        We are subject to significant competition from companies that market and manufacture armored vehicles, as well as other companies that supply spare parts, survivability solutions, and sustainment for armored vehicles. The companies we compete against include large, multinational vehicle, defense and aerospace firms such as BAE Systems Land & Armaments, L.P., Textron Inc., Navistar Defense LLC, a subsidiary of Navistar International Corporation, Oshkosh Corporation, Mantech Services (U.K.) Ltd., Science Applications International Corporation, Thales, NP Aerospace and General Dynamics Land Systems. Some of these competitors have considerably greater financial, marketing and technological resources than we do.

        We believe our competitive advantages include:

        Survivability Performance.    Our Buffalo and Cougar lines of blast- and ballistic-protected vehicles have been deployed with the U.S. and allied forces in Iraq and Afghanistan since as early as 2003. In addition, the Ocelot will begin to be delivered to the U.K. beginning in the second half of 2011 and ultimately deployed with U.K. forces in Afghanistan. The advanced design and engineering incorporated into our vehicles increases the survivability rate of vehicle occupants in conflict with a hostile force.

        Sustainability.    Our vehicles are designed to be sustainable. Ease of maintenance and expeditiously returning to combat are hallmarks of the design such that the vehicle can endure a blast event and be repaired quickly to return to the field. Repairs are made using common tools with little need for any specialized tooling. On-board diagnostics aid the maintainer in making quick repairs. Our vehicles are designed and constructed using common parts and off-the-shelf products, to the maximum extent possible without compromising survivability, to promote availability of spare parts and ease of repair. Additionally, the parts and materials selected for these vehicles have a proven history of reliability and availability over the life cycle of the vehicle. We continuously evaluate and enhance our support services for our customers' training, field support, and parts distribution needs.

        Adaptable Manufacturing Capabilities.    Our domestic manufacturing facilities are structured to allow for the ability to adapt our operations to customer volume requirements. As such, together with key partner and subcontractor relationships, we are able to quickly adjust our production capabilities with minimal required capital investment to meet customer demands. For international vehicle programs, the current and expected trend is a requirement that manufacturing and supportability be located in the host country so as to support their local economies. We believe we have the flexibility to operate successfully in this environment by partnering with companies in host countries to support our manufacturing and support efforts.

        Proprietary Technology and Commitment to Research and Development.    Our proprietary designs derive from concepts that were initially developed outside the U.S. to protect vehicle occupants against the threat of landmines and unexploded ordnance. We continuously improve upon or supplement our proprietary designs through internally funded research, development and testing, as well as licensing technologies of others. We actively seek to protect our designs through intellectual property rights. We believe our focus in these areas enables us to remain flexible in our design processes and improve our vehicle sustainability and performance.

        Anticipating and Responding to Customer Requirements.    We were one of the first U.S.-based manufacturers of the current generation of blast- and ballistic-protected vehicles. Our expertise enables us to produce a range of vehicles that serve a variety of missions, and are capable of withstanding increasingly violent attacks from a constantly evolving threat. Buffalo, Cougar, and Cougar variants (Mastiff and Ridgback) have proven to be the core of our existing fleet of vehicles. With the Ocelot and JAMMA, we are expanding our vehicle offerings in response to customer demand. Capitalizing on our success of rapidly delivering fielded solutions, we continue to reduce our development cycles in anticipation of customer needs.

        We have developed strong relationships with the U.S. Marine Corps, U.S. Army, and other U.S. military branches of service, as well as a number of foreign militaries. We believe that the strength of our customer base, coupled with the superior performance of our vehicles in the conflicts in Iraq and Afghanistan, is beneficial as we compete for future government contracts.

        Field support to our largest customer, the U.S. DoD, is overseas at the MRAP Sustainment Facility in Kuwait and in a number of military bases in Afghanistan. At these bases, our personnel have overhauled hundreds of Cougar and other OEM vehicles that exited Iraq on the way to Afghanistan and they are providing additional enhancements while the vehicles are operating in Afghanistan. Additionally, we have FSRs deployed with all of our customers and they provide training and technical support for our vehicles. Our FSRs are deployed around the world and provide customer support twenty-four hours a day, 7 days a week to support troops in-theater.

        Experienced Management Team.    Our success is due in large part to the broad experience and knowledge of our management team and key personnel. Our executive management team has significant financial, leadership, defense and military experience, expertise in survivability sciences, automotive engineering, manufacturing and government contracting, and brings to the organization extensive knowledge of our customers. In order to keep pace with the growth of our business, we continue to strengthen our management team and, as necessary, add personnel in key positions based on our business needs.

Vehicle Deliveries and Backlog

        See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in Part II of this Annual Report on Form 10-K for the quantity of vehicle deliveries and backlog as of December 31, 2010 and 2009. Our backlog is "funded" backlog, meaning that it reflects vehicles for which we have received firm contract orders and for which funding has been appropriated and authorized for expenditure by the customer. See also Risk Factors—Our U.S. and foreign government contracts may be terminated or adversely modified prior to completion, which could adversely affect our business in Item 1A of this Annual Report on Form 10-K.

Regulatory Environment

  Government Contracts and Regulation

        We are a U.S. DoD contractor that delivers products and services to the U.S. military. The U.S. government contracting process differs in many ways from commercial contracting, and involves a high degree of federal government regulation and oversight of the programs in which we participate. As a result, we are subject to extensive regulations, including the Federal Acquisition Regulation (FAR) and requirements of the U.S. government agencies and entities that govern these programs, including award, administration and performance of contracts. We are also subject to business risks associated with the U.S. government program funding and appropriations for government contracts as well as termination of the contracts at the election of the government. In addition to delivering products and services to the U.S. DoD for use by the U.S. military, we also enter into FMS contracts with the U.S. DoD. Under FMS contracts, we provide products and services to the U.S. government for subsequent transfer to foreign militaries. The FMS process subjects us to additional import, export and contracting regulations.

        In addition, U.S. government contractors that perform military programs are also subject to audits and investigations by U.S. government agencies such as the Defense Contract Management Agency (DCMA), the Defense Contract Audit Agency (DCAA), the U.S. DoD Inspector General, and other governmental entities. U.S. governmental agencies review a contractor's performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. These entities also review the adequacy of compliance with internal control systems and policies, including the contractor's purchasing, property, quality, accounting, estimating, compensation and management information systems, as well as investigate possible instances of fraud, waste and abuse. In March 2009, the DCAA audited our financial condition and capability and advised us that we had an "acceptable rating." This rating means that the DCAA has determined that we currently, and for the near-term, have adequate financial resources to perform U.S. government contracts.

        Many of our contracts are issued as orders on a sole-source basis and/or a "not to exceed" amount and then become fixed-price contracts. Under fixed-price contracts, the contractor agrees to perform a specific scope of work for a fixed price. As a result, the contractor benefits from any cost savings but suffers from any losses from cost overruns.

        Many of our contracts are and have been subject to "definitization," meaning that the contract price is not agreed upon at contract inception. Instead, following the award of the contract, we and the U.S. government seek to agree upon a contract price based upon our anticipated cost of performing the contract. During the definitization process, we are required to perform the contract work, make deliveries and receive payments from the U.S. military before the final contract price has been established. For this reason, as part of the original award, we agree to a "not to exceed" price to be used for invoicing and accounting purposes pending definitization. Following an award of these orders, we are obligated to perform the work subject to any funding limitations and the "not to exceed" amount while we and the government negotiate a final contract price for the scope of the work to be completed. As a result, at the completion of the contract, we may have received overpayments during the course of the contract and, if so, will be required to return any overpayments to the U.S. military.

        In addition, we also hold indefinite delivery, indefinite quantity (IDIQ) contracts. Essentially, IDIQ contracts are umbrella contracts setting forth the basic terms and conditions under which the agency may order goods from a contractor, and in some cases, multiple contractors. Contractors undergo a competitive pre-selection process to become eligible to receive orders under IDIQ contracts. Many orders under these IDIQ contracts are also subject to the definitization process. In addition, IDIQ contracts do not obligate the federal government to purchase goods above the minimum levels set forth in the contract.

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

        There are also numerous provisions within the FAR that affect the procurement process and administration of our contracts. With respect to conducting procurement, the FAR provides guidance on how the agency is to conduct the evaluation of a Request for Proposal. The FAR also provides a mechanism through which disappointed bidders and contractors excluded from competing for government contracts and task or delivery orders may submit an objection, called a "bid protest," in accordance with the relevant rules and regulations. Another area covered by the FAR is an organizational conflict of interest. These regulations establish rules for avoiding, mitigating and neutralizing conflicts of interest in the issuance and performance of contracts by the federal government. Both contractors and contracting officers bear the burden of identifying and reporting organizational conflicts of interest.

        Some contracts may be subject to the Truth in Negotiations Act, referred to as TINA, Cost Accounting Standards and Contract Cost Principles and Procedures. Generally, TINA requires us to provide cost or pricing data and to certify that those data are current, accurate and complete, in connection with the negotiation of certain types of contracts, modifications or orders, but there are some exceptions to TINA, including contracts that are based on adequate price competition. Failure to comply with TINA could result in a determination of defective pricing resulting in significant penalties including treble damages and possible disbarment as a government contractor under the False Claims Act. The Cost Accounting Standards apply to certain contracts awarded to us after May 19, 2008. The Cost Principles set forth the rules regarding the degree of cost allocation and allowance incurred in connection with federal government contracts. Our conduct and performance is also subject to the False Claims Act and other anti-fraud statutes. The False Claims Act prohibits contractors from knowingly submitting false or fraudulent claims for money (e.g., a false or fraudulent invoice) to the federal government.

  Laws and Regulations Affecting International Activities

        Federal laws affect our ability to sell our products abroad and grant access to our technology to foreign nationals in the U.S. We are obligated to comply with a variety of federal, state and local regulations, both domestically and abroad, governing certain aspects of our international sales and support, including regulations promulgated by, among others, the U.S. Departments of Commerce, Defense, State, Treasury and Justice and the Bureau of Alcohol, Tobacco, Firearms and Explosives. These laws and regulations impose compliance and licensing obligations to obtain U.S. government authorization for transfers outside the U.S. and to persons in the U.S. other than U.S. citizens and U.S. lawful permanent residents.

        The Foreign Corrupt Practices Act, referred to as the FCPA, and equivalent laws and regulations in foreign jurisdictions prohibit improper payments to foreign governments and their officials by U.S. and other business entities. The FCPA has two principal parts: anti-bribery and record keeping provisions. The U.S. Department of Justice enforces the anti-bribery provisions; the Securities and Exchange Commission (SEC) also has jurisdiction over civil enforcement of the anti-bribery provisions. The record keeping requirement obligates companies to maintain accurate books and records and internal financial controls regarding all transactions. The SEC oversees enforcement of these provisions.

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

        We are a party to several long-term intellectual property agreements pursuant to which we have the right to use and/or own certain intellectual property technology relating to blast- and ballistic-protected vehicles. We have an agreement with CSIR Defencetek (CSIR), a division of the Council for Scientific and Industrial Research, a statutory council established in accordance with the Laws of the Republic of South Africa and one with Mechem, a division of Denel Pty Ltd, a company established under the Laws of the Republic of South Africa (Mechem). Under these agreements, we pay a per vehicle royalty fee in exchange for the exclusive transfer to us of certain technology regarding the Buffalo and Cougar.

        In September 2009, we entered into an agreement for the development, marketing and sale of the Ocelot with Ricardo U.K. Ltd., which provides for various terms including that the Company owns all foreground intellectual property in exchange for the payment of certain development costs and vehicle royalty fees.

        In May 2010, we entered into an asset purchase and intellectual property agreement with TAC-V, Inc. and TAC-V, LLC in connection with the purchase of JAMMA prototypes and tooling. This agreement also provides that the Company has an exclusive, irrevocable, worldwide license for the JAMMA.

        We are a party to another license agreement with CSIR, pursuant to which we received two separate licenses. The first is a fully paid internal license to perform research and development to verify, test and develop the protection of wheeled and tracked vehicles against landmines and IEDs and assess the market for products in consideration of investing research and development funding. This second license also includes an annual license to exploit, including the exclusive manufacture, marketing, sale and use, the licensed technology in the various countries.

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

  Environmental Matters

        We are subject to federal, state, local and foreign laws and regulations regarding the protection of the environment, including noise, air, water and soil. Our manufacturing business involves the use, handling, storage and contracting for the recycling or disposal of, hazardous or toxic substances or wastes, including environmentally sensitive materials, such as batteries, solvents, lubricants, degreasing agents, gasoline and resin. We must comply with certain requirements for the use, management, handling and disposal of these materials.

  Other Regulatory Matters

        In addition to the laws and regulations discussed above under "Government Contracts and Regulation" and "Certain Laws and Regulations Affecting Our Business" above, our operations and products are subject to regulation, supervision, and licensing under various other federal, state, local and foreign laws and regulations. Certain governmental agencies such as the Occupational Safety and Health Administration and Department of Labor monitor our compliance with their regulations, require us to file periodic reports, inspect our facilities and products, and may impose substantial penalties for violations of the regulations.

Employees

        As of December 31, 2010, we had a total of approximately 1,280 employees, including approximately 440 FSRs. Of our total employees, approximately 340 were hourly employees and approximately 940 were salaried employees. We are not a party to any collective bargaining agreement, although we are subject to the risk that labor unions may seek to unionize certain of our employees.

Management

        The following table sets forth certain information about our directors and executive officers as of March 2, 2011.

Name	Age	Position
Michael Moody	64	Chairman, Chief Executive Officer and President
Charles Mathis	51	Chief Financial Officer
Randy Hutcherson	57	Chief Operating Officer
LTG Roger G. Thompson, Jr., USA (Ret.)	66	Lead Director
MajGen. Jack A. Davis, USMC (Ret.)	64	Director
John S. Day	61	Director
B. Herbert Ellis	73	Director
Kenneth A. Merlau	65	Director
John W. Paxton, Sr.	74	Director

        Michael Moody.    Mr. Moody was appointed President of Force Protection, Inc. in September 2007, Interim Chief Executive Officer on January 30, 2008 and Chief Executive Officer on February 29, 2008. Mr. Moody has more than 30 years of senior management experience in operational management, reorganizations, acquisitions and business transformations. From 2005 through 2007, he provided business and financial advisory services to privately-held businesses. Mr. Moody was the Chief Operating Officer at the London American General Agency and Senior Vice President of Corporate Development for Magna Carta Companies, a mutual insurance company, where he also served on the board of directors. Mr. Moody received the designation of Certified Practicing Accountant (Australia) and became an associate with the Australian Society of Accountants. Mr. Moody holds a Bachelor of Arts in Economics from Macquarie University in Sydney, Australia.

        Charles A. Mathis.    Mr. Mathis joined Force Protection, Inc. in June 2008 as Executive Vice President, Finance and was appointed Chief Financial Officer effective October 1, 2008. Mr. Mathis is a Certified Public Accountant (CPA) with over 20 years of experience in strategic finance and accounting for a number of manufacturing companies including major defense contractors. Prior to joining Force Protection, Mr. Mathis was Chief Financial Officer of EFW, Inc. a U.S. segment of Elbit Systems Ltd., a public Israeli defense conglomerate. At Elbit, Mr. Mathis was responsible for all areas of finance and accounting, including contract accounting, government compliance, Sarbanes Oxley compliance, tax and the development of joint venture agreements. Prior to Elbit, Mr. Mathis was Vice President, Finance and IT, with Fairbank Morse Engine, a supplier of medium-speed diesel engines to the U.S. Navy and the engine segment of EnPro Industries. Mr. Mathis completed his undergraduate studies at Wake Forest University and received his Master of Business Administration from the University of Chicago Graduate School of Business. Mr. Mathis also served as a Lieutenant in the U.S. Marine Corps.

        Randy Hutcherson.    Mr. Hutcherson joined Force Protection as Executive Vice President of Programs, Global Sales and Business Development in April 2009, where he oversaw Force Protection's global sales, program and contract management, as well as communications and legislative activities. In February 2010, he was appointed Chief Operating Officer, with responsibility for the day to day operations of Force Protection. Prior to serving in these roles, Mr. Hutcherson was employed as Vice President of Tanker Programs for EADS North America as well as Vice President of Rotorcraft Programs. In addition to his experience in the private sector, Mr. Hutcherson served 26 years in the U.S. Marine Corps in a variety of capacities and retired as a Colonel in the Marine Corps Office of Legislative Affairs in 2002. He holds a Bachelor of Science in Aerospace Engineering from the U.S. Naval Academy, a Master of Science in Systems Management from Troy State University and a Master of Science in National Security Strategies from the National War College.

        Lieutenant General Roger G. Thompson, Jr., USA (Ret.).    LTG Thompson has been a director of Force Protection, Inc. since December 2006 and serves as the lead independent director and chair of the non-management executive session. LTG Thompson is a veteran with 34 years of active military duty. He has served in the highest leadership positions in the U.S. Army and joint transportation operations, management and procurement. He was the U.S. Army's Director for the Budget and served in a number of other financial management positions, as well as serving in key leadership positions in logistics and field artillery. He currently provides executive leadership in the U.S. Army, where he oversees several symposia, defense landpower exhibitions and overseas tradeshows in addition to leading AUSA's worldwide chapter operations. LTG Thompson completed his military career as the Deputy Commander in Chief, U.S. Transportation Command. In this position he was responsible for the daily operations supporting all military and commercial transportation for the entire DoD. LTG Thompson holds a Bachelor of Science from the U.S. Military Academy, a Master of Business Administration from Syracuse University and a Master's degree in National Security and Strategic Studies from the Naval War College. He is a graduate of the Army's Command and General Staff College and the Naval War College.

        MajGen. Jack A. Davis, USMC (Ret.).    MajGen. Davis has been a director of Force Protection, Inc. since March 2006 and has a diverse background of senior-level management and leadership positions in business, law enforcement and the military. With over 40 years of experience, he is highly regarded in each of these fields. MajGen. Davis served in the U.S. Marine Corps, both active duty and reserve, from 1968 to 2005 where he held the rank of Major General. MajGen. Davis' career included command at every level from platoon to division in addition to numerous staff assignments. MajGen. Davis attended numerous high-level schools both domestically and internationally. MajGen. Davis' law enforcement career included both federal and state agencies where he retired in 1999 with 30 years of distinguished service. MajGen. Davis is also the founder of J.A. Davis and Associates, a security and leadership training company. In addition to his service with Force Protection, MajGen. Davis currently serves on the board of directors of one privately-held company and the boards of advisors of three mutually-held companies. MajGen. Davis holds undergraduate and masters degrees from Indiana State University and a Master of Urban Administration from the University of North Carolina, Charlotte.

        John S. Day.    Mr. Day has been a director of Force Protection, Inc. since September 2007 and serves as chairman of the audit committee. Mr. Day has over 30 years of experience in the accounting profession serving a broad range of publicly- and privately-owned clients. Mr. Day currently serves on the boards of: Invesco Mortgage Capital, Inc., a NYSE-listed company, where he is chairman of the audit committee; Lenbrook Square Foundation, Inc., a non-profit organization, where he is chairman of the governance committee; and, Edens & Avant Investments Limited Partnership, a developer, owner and operator of community-oriented retail shopping centers, where he is chairman of the audit committee. Mr. Day joined Deloitte & Touche LLP in Atlanta in 2002 and served as a Director until retiring in 2005. Mr. Day joined Arthur Andersen LLP in 1976 and was admitted as an audit partner in 1986. Mr. Day holds a Bachelor of Arts in Economics from the University of North Carolina and a Master of Business Administration from Harvard Graduate School of Business.

        B. Herbert Ellis.    Mr. Ellis has been a director of Force Protection, Inc. since April 2009 and has over 20 years of experience in the U.S. Army and in business. Mr. Ellis served as a Colonel, Field Artillery with Research and Development Specialty for the U.S. Army, from 1963 to 1984, including two combat tours of duty in Vietnam with both command and staff positions. Since 2008, Mr. Ellis has served as the president and chief executive officer of BHE, LLC, a consulting firm that supports manufacturing companies. From 2000 to 2008, he served as the president and chief executive officer of Charleston Marine Containers, Inc., a primary producer of modular containers for the U.S. Army, purchased via the U.S. TACOM, previously known as "Tank-automotive and Armaments Command," contracts. From 1993 to 2000, he served as the president and chief executive officer of Barnes & Reinecke, Inc., a major automotive and weapons systems technical support contractor for the TACOM program, and from 1984 to 1993 he acted as the vice president and general manager of Electro-Optical Division of Contraves, USA. Mr. Ellis holds a Bachelor of Science in engineering from the U.S. Military Academy, a Master of Science in Nuclear Physics from the University of Alabama, and he attended the Industrial College of the Armed Forces and the U.S. Army Command and General Staff College.

        Kenneth A. Merlau.    Mr. Merlau has been a director of Force Protection, Inc. since April 2009 and serves as chairman of the compensation committee. He has extensive experience as an executive, operator and consultant in a wide range of businesses. Presently, Mr. Merlau serves as: chairman and principal stockholder of Design House, Inc., a distributor of home building materials; chairman of SteelCloud Inc., a developer of mobility computing appliance solutions; and, chairman of Clipper Development Company, a business advisory service for owned and invested companies and a strategic and operations consultant to emerging private companies. Mr. Merlau also acted as the chairman and majority shareholder of QuickSet International, Inc., a company focused on ruggedized surveillance and sensor products for the military and Homeland Security markets, from 1989 to 2007. Mr. Merlau has extensive acquisition and integration experience. From 1980 through 2000, Mr. Merlau has been associated with numerous businesses as owner or board member, including: Tamms Industries, Inc., Transo Envelopes LLC, the Isaac Group, the Peltz Group, Inc, and Metal Management, Inc. From 1970 through 1980, he served as a management consultant for Touche Ross & Co. (now Deloitte & Touche), where he was elected as a partner in 1977. Mr. Merlau is a member of the board of Northside Community Bank and Christ the King Jesuit College Preparatory High School. Mr. Merlau holds a Bachelor of Science from Purdue University and a Master of Business Administration from the University of Chicago Graduate School of Business.

        John W. Paxton, Sr.    Mr. Paxton has been a director of Force Protection, Inc. since February 2008 and serves as chairman of the governance committee. He has over 30 years of experience in the aerospace, wireless voice and data, logistics and manufacturing industries. Currently, Mr. Paxton serves as chairman of Intellicheck/Mobilisa, Inc., a publicly-held provider of wireless internet solutions to the DoD, where he joined the company in 2002. From 2005 to 2008, Mr. Paxton was the chairman, president and chief executive officer, as well as co-investor, of Pro Mach, Inc., an integrated packaging solutions provider. From 1998 to 2002, Mr. Paxton was the chairman and chief executive officer of Telxon Corporation, as well as served on the board of directors of TransDigm, Inc., a supplier of proprietary aerospace components used in commercial and military aircraft. From 1995 to 1998, Mr. Paxton was chairman of Odyssey Manufacturing Technologies, an affiliate of Odyssey Investment

Partners. From 1991 to 1995, Mr. Paxton was executive vice president and chief operating officer of Litton Industries. Mr. Paxton served in the U.S. Navy from 1955 to 1963. Mr. Paxton is a guest lecturer at Massachusetts's Institute of Technology's Sloan School of Management and a fellow at Seattle Pacific University, where he also served as an adjunct professor. Mr. Paxton holds a Bachelor of Science and Master of Science in business administration from LaSalle University and is a registered professional engineer.

Our Board of Directors and Committees

        Our Board of Directors is divided into three classes, with each class of directors serving a staggered three-year term. Mr. Moody and LTG Thompson are in the class of directors whose term expires in 2013 (Class II); MajGen. Davis and Messrs. Merlau and Ellis are in the class of directors whose term expires in 2012 (Class I); and Messrs. Day and Paxton are in the class of directors whose term expires at our 2011 Annual Meeting of Shareholders (Class III).

        We have audit, compensation and governance committees, each of which is composed entirely of directors meeting the applicable independence standards of the Nasdaq Capital Market and the rules and regulations of the Securities Exchange Act of 1934 (Exchange Act). LTG Thompson and Messrs. Day, Paxton and Merlau are the members of our audit committee. Our Board of Directors has determined that Mr. Day is an "audit committee financial expert" defined by applicable SEC rules. Our compensation committee is comprised of MajGen. Davis, LTG Thompson and Messrs. Day, Ellis and Merlau. Our governance committee is comprised of Messrs. Paxton and Ellis and MajGen. Davis and LTG Thompson.

WHERE YOU CAN FIND ADDITIONAL INFORMATION

        Our principal executive offices are located at 1520 Old Trolley Road, Summerville, South Carolina 29485, and our telephone number is (843) 574-7001. We are subject to the information reporting requirements of the Exchange Act, and, in accordance with these requirements, we file annual, quarterly and other reports, proxy statements and other information with the SEC relating to our business, financial results and other matters. The reports, proxy statements and other information we file may be inspected and copied at prescribed rates at the SEC's Public Reference Room and via the SEC's website (see below for more information).

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K, including the information incorporated by reference herein, contain both historical and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Exchange Act. All statements other than statements of historical fact included in this Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report on Form 10-K that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial position, results of operations, cash flows and business. We have identified some of these forward-looking statements with words like "believe," "may," "will," "should," "expect," "intend," "plan," "predict," "anticipate," "estimate" or "continue" and other words and terms of similar meaning. These forward-looking statements include, among other things:

  •
  Statements regarding the growth of the U.S. and world market for blast- and ballistic-protected vehicles, products or services,

  •
  Statements regarding the U.S. military's plans or intentions, including the drawdown of operations in Iraq and the long-term plans to remain in Afghanistan,

  •
  Statements regarding our business development plans and strategy, including our plans to expand our product lines, diversify our business mix, and expand our markets internationally,

  •
  Information regarding our vehicles and services that may be purchased by our customers, including the type of vehicles demanded and other customer demands and expected changes in demand,

  •
  Statements with respect to our ability to obtain materials, our ability to improve cost efficiencies and possible future changes in the efficiencies in our operations,

  •
  Statements regarding our plans to increase our research and development and the effect of such efforts,

  •
  Statements regarding the benefits of our products, services and programs, including our vehicle's capabilities and the use of our vehicles and services for other than military purposes,

  •
  Statements regarding any changes in our cost of sales, our general and administrative expenses or our research and development expenses as a percentage of net sales,

  •
  Statements regarding the revenues that may be derived from, and the quantities of vehicles, products and services that may be purchased or ordered pursuant to, existing or possible future contracts or orders by various customers, including statements regarding the estimated value of those orders and contracts and statements about our backlog,

  •
  Statements regarding the effects of our adaptable manufacturing capacities,

  •
  Statements regarding the benefits that may be realized from our joint ventures, teaming arrangements and any new ventures or business developed pursuant to them,

  •
  Statements regarding our expected cash flow, cash needs and expected capital expenditures, and

  •
  Statements regarding our ability to utilize net operating loss carryforwards for income tax purposes.

        These forward-looking statements are based on expectations about future events at the time they were made and are subject to numerous uncertainties and factors, all of which are difficult to predict and many of which are beyond our control. Many factors mentioned in our discussion in this Annual

Report on Form 10-K and the documents incorporated by or deemed to be incorporated by reference in this Annual Report on Form 10-K, including the risks outlined under Item 1A, Risk Factors, will be important in determining future results. We do not know whether the expectations reflected in these forward-looking statements will prove correct. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including those described under the heading "Risk Factors" and those discussed in other documents we file with the SEC, which are incorporated or deemed to be incorporated by reference in this Annual Report on Form 10-K.

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

ITEM 1A.    RISK FACTORS

        The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. Please also see "Special Note Regarding Forward-Looking Statements" on page 18.

If we are unable to obtain future orders for our vehicles, products or services, our financial position, results of operations, or cash flows could be adversely affected and our business may fail.

        We cannot be certain of the degree to which military users will continue to place orders, and these orders may decrease significantly or cease. Also, political pressure, the success of the current operations, changes in tactics of the insurgency, and other factors make it difficult to ascertain customer requirements. The challenging economic environment and potential changes in defense spending may have an adverse impact on the number and volume of future orders placed for our products and services, which could have a significant impact on our business and results of operations.

        The main uncertainty about our future operations is whether we will continue to receive additional orders or contracts for our vehicles, products and services. Although we currently have a significant order for 200 Ocelot vehicles and certain orders for products and services going forward, it is impossible to predict with certainty whether such future orders or contracts will be replaced by existing or new customers. If we do not receive future orders or contracts for vehicle production, it is unlikely that our vehicle business will continue and our business will be materially affected. Even if we are successful in obtaining contracts, the length of the contract cycle, from testing, pre-production to the delivery of the order when revenue is recognized, may span several months to years.

        In addition, we derive a majority of our revenue from the U.S. government and its agencies, primarily the U.S. DoD, and the programs we serve are subject to funding by the U.S. government. The U.S. government has incurred and is expected to continue to incur record federal budget deficits, which may adversely affect the level of funding for certain programs. If the U.S. government significantly reduces funding for the programs we serve, as a result of the federal deficits or other macroeconomic and geopolitical conditions, we may have unexpected losses of revenue and our business, financial position, results of operations or cash flows could be adversely affected.

If we are unable to anticipate the demand for and develop solutions for the next generation vehicles, products or services our net sales may decline, our business may be adversely affected and we may be unable to meet the demands of our current and future customers.

        We must successfully develop new products and technologies or modify our existing products and technologies to grow our current and future markets. Our future performance depends, in part, on our ability to identify emerging technological trends and customer requirements in our current and future markets and to develop and maintain competitive products and services.

        Our product development costs have been steadily increasing and a portion of our current resources will continue to be devoted to research and development. Our results from operations could be adversely affected if our research and development investments to develop products are less than expected. Furthermore, because of the lengthy research and development cycle involved in bringing products to market, we cannot predict the economic conditions that will exist when any new product is complete.

        In addition, certain of our competitors have greater resources to devote to research and development, and we may not have sufficient resources to undertake the continuing research and development necessary to remain competitive. We cannot be sure that our competitors will not develop competing technologies which gain market acceptance in advance of our products. A failure in our new product development efforts or the failure of our products or services to achieve market acceptance more rapidly than our competitors could have an adverse effect on our financial condition and results of operations.

        Substantial research and development costs typically are incurred before we confirm the technical feasibility and commercial viability of a new product, and not all development activities result in commercially viable products. There can be no assurance that revenues from future products or product enhancements will be sufficient to recover associated development costs. In addition, under U.S. and foreign government purchasing regulations, some of our costs, including portions of research and development costs, and certain marketing expenses may not be subject to reimbursement.

Our revenue growth may be constrained by our product concentration and lack of market diversification, and our financial condition and results of operations may deteriorate if we fail to diversify.

        Continued market acceptance of our products is critical to our future success. As a result, our business, operating results, financial condition, and cash flows could be adversely affected by: a decline in demand for even a limited number of our products; a failure to achieve continued market acceptance of our key products; export restrictions or other regulatory or legislative actions that could limit our ability to sell those products to key customer or market segments; an improved version of products being offered by a competitor; increased pressure from competitors that offer broader and/or cheaper product lines; technological changes that we are unable to address with our products; or a failure to release new or enhanced versions of our products on a timely basis. In addition, our limited product lines may result in customers ordering competing products from competitors that offer additional products as well.

        We expect to grow our business by diversifying our product lines, by leveraging our technologies within our existing product lines and by expanding our international operations. Such diversification requires investments and resources which may not be available as needed and such activities may divert the attention of our management and resources from our existing operations. We cannot assure you that we will be successful in any of our attempts to diversify our product concentration and enter into new markets and thus, in meeting the needs of these new customers and competing favorably in these new markets. Our future prospects may be negatively affected if we are unable to diversify our product lines and decrease our product concentration.

The U.S. government may reform its procurement or other practices in a manner adverse to us.

        Because we derive a significant portion of our revenues from contracts with the U.S. government or its agencies, we believe that the success and development of our business will depend on our continued successful participation in federal contracting programs. The current administration has indicated its intent to reform government procurement practices through a number of regulatory and procedural changes which, depending upon how they are implemented, could adversely affect our business. Specific changes and outcomes remain uncertain, but any ordered reform measures could potentially increase the costs of current contract fulfillment or impair the ability of the company to effectively compete for new contracts.

We are expanding international operations, which subjects us to additional business risks that may have a material adverse effect on our business.

        Expanding international sales and operations is a part of our growth strategy. During 2010, our Ocelot vehicle was selected for the LPPV program, with 200 vehicles to be manufactured in the U.K. We are pursuing additional contracts internationally and many of these programs also require local manufacturing. International operations and sales are subject to various risks, including foreign currency, political, economic, trade barriers, foreign government regulations and taxes, governmental expropriation and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries in connection with starting up international manufacturing operations that could cause a loss. Failure of performance could impact revenue and result in contract disputes. In addition, we are subject to export control regulations, including, without limitation, the U.S. Export Administration Regulations and the International Traffic in Arms Regulations, which may have a material adverse effect on our business, financial position, results of operations or cash flows.

We rely on joint ventures, teaming agreements, subcontractors and suppliers to manufacture or perform some of the assembly of our vehicles, supply products or provide services. The loss of any critical partner could delay our meeting contractual obligations, which could affect our ability to meet our contract delivery requirements.

        We outsource the manufacturing of some of our vehicles and products. If any of our selected partners, subcontractors or suppliers cease doing business with us or fail to perform, we would have to develop new sources or perform the work ourselves. In the event that we are unable to obtain required products or services from our existing partners, subcontractors or suppliers, and if we are unable to mitigate the impact or find alternate sources in a timely manner, it could have a material adverse effect on our ability to produce our vehicles and provide repairs and sustainment, and, as a result, our business, financial position, results of operations or cash flows may be affected.

Our limited control over our joint ventures, partners and subcontractors may delay or prevent us from implementing our business strategy which may adversely affect our financial results.

        We are a party to various joint ventures, subcontracts, teaming agreements and joint development arrangements with several partners, some of which are competitors. We may also enter into additional arrangements in the future. Because we have shared control over our joint ventures and limited control over our partners and subcontractors, we may not be able to require them to take actions that we believe are necessary to implement our business strategy. If our partners or subcontractors fail to fulfill their obligations, we could be responsible to the customer and would have to rely on our ability to obtain reimbursement from our partner or subcontractor for our costs, over and above any reimbursement which may be due from the customer. Obtaining such reimbursement could require us to engage in litigation, and could take a substantial amount of management time and resources. If our partner or subcontractor becomes insolvent or ceases operations, we might not be able to obtain reimbursement. Accordingly, this limited control could have a material adverse effect on our business, financial position, results of operations or cash flows.

We must comply with export control laws, the Foreign Corrupt Practices Act, numerous federal national security laws, regulations, and procedures, as well as the rules and regulations of foreign jurisdictions, and our failure to comply could adversely affect our business.

        We are subject to export and import licensing requirements with respect to the marketing and sales, testing, service and support in foreign countries of our vehicles, products and services. In addition, we are obligated to comply with a variety of federal, state and local regulations, both domestically and abroad, governing certain aspects of our international sales and support.

        We are subject to the Foreign Corrupt Practices Act (FCPA) and other laws which prohibit improper payments to foreign governments and their officials by U.S. and other business entities. Our operations in such countries create the risk of an unauthorized payment by one of our employees or agents which would be in violation of various laws including the FCPA.

        We must comply with laws and regulations relating to the formation, administration and performance of federal government contracts including the FAR and similar foreign government regulations. These laws and regulations affect how we conduct business with our federal government and foreign governments. In complying with these laws and regulations, we may incur additional costs, and non-compliance may also result in fines and penalties.

        We are subject to industrial security regulations of the U.S. DoD and other federal agencies that are designed to safeguard against foreigners' access to classified information. As we continue to expand our operations internationally, we are subject to the rules and regulations of foreign jurisdictions.

We may not effectively develop and manage our policies, procedures, processes or systems, which could materially harm our business.

        As our business continues to change, there may be a significant strain on our management, personnel, systems and resources that diverts the attention of key personnel. We must continue to improve our operational and financial policies and systems and managerial controls and procedures, and we will need to continue to train and manage our technology and workforce. We must also maintain close coordination among our technology, compliance, quality, accounting, finance, marketing and sales organizations. Our continued maturing as a business may require an additional investment by us in technology, facilities, personnel, and financial and management systems, and policies and controls. It also will require expansion of our procedures for monitoring and assuring our compliance with applicable regulations. These factors could increase our need for internal audit and monitoring processes that might be more extensive and broader in scope than those we have historically required. If we fail to manage these additional elements successfully, we could adversely affect our business, financial position, results of operations or cash flows.

Many of our orders are subject to the competitive bidding process, which we may not win, and which could result in expenses that we are unable to recoup, and related losses.

        We have received contract awards through the competitive bidding process and may continue to do so in the future. However, the competitive bidding process presents a number of risks, including bidding against large and established government contractors with substantially greater resources than we have. Competitive bidding also involves costs which may not be recouped, cost overruns, or awards subject to bid protest. Also, due to the commercial nature of many vehicle components, we compete with established commercial vehicle suppliers and component OEMs for spare part sales. As a result, if we are not successful in the bidding process, we may incur losses, which could adversely affect our business.

Our U.S. and foreign government contracts may be terminated or adversely modified prior to completion, which could adversely affect our business.

        Government contracts generally contain provisions, and are subject to laws and regulations, which provide the government with rights and remedies not typically found in commercial contracts, including provisions permitting the government to, among other provisions: terminate our existing contracts for convenience; unilaterally modify some of the terms and conditions in our existing contracts; subject the award to protest or challenge by competitors; suspend work under existing multiple year contracts and related delivery orders; and claim rights in technologies and systems invented, developed or produced by us.

        Given the ability of the government to unilaterally terminate a contract, we experience uncertainty and unpredictability with respect to the fulfillment of our orders, which makes it difficult to generate forecasts. As a result, there can be no assurance that we will deliver or receive payment for the vehicles we have included in our backlog or generate results in line with our forecasts.

We are presently subject to a number of legal proceedings and claims and we may become subject to additional legal proceedings and claims in the future.

        We have been subject to shareholder class action and derivative lawsuits, including allegations that certain former members of management and the Board of Directors violated the Exchange Act and made false or misleading public statements or omissions concerning our business, internal controls, and financial results. It is possible that other litigants may institute additional lawsuits against us as a result of these alleged deficiencies seeking the payment of damages. We are subject to a variety of other lawsuits and claims, including complaints filed with the Equal Employment Opportunity Commission, regulations related to our common shares, and other regulatory agencies. Such litigation, claims and regulatory inquiries, whether successful or not, could require us to devote significant amounts of money for legal defense, human resources, and management time to defend ourselves and could harm our reputation. If, as a result of any proceedings, a settlement is reached, a judgment is rendered or a decree is entered against us, it could materially and adversely affect our business, financial position, results of operations or cash flow and harm our reputation.

        See Item 3, Legal Proceedings in Part I of this Annual Report on Form 10-K.

We may make acquisitions, which may pose risks to our business and dilute the ownership of our existing stockholders.

        In the future, we may enter into acquisitions in an effort to enhance shareholder value, and in order to expand our capabilities, enter new markets or increase our market share. Acquisitions involve a certain amount of risks and uncertainties that could result in our not achieving expected benefits. Such risks include: difficulties in integrating newly acquired businesses and operations in an efficient and cost-effective manner; challenges in achieving expected strategic objectives, cost savings and other benefits; the risk that the acquired businesses' markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets; the risk that we pay a purchase price that exceeds what the future results of operations would have merited; and the potential loss of key employees of the acquired businesses. In addition, unanticipated delays or difficulties in acquisitions may divert the attention of our management and resources from our existing operations. Future acquisitions by us could also result in large and immediate write-offs or assumptions of debt and contingent liabilities, any of which may have a material adverse effect on our business, financial position, results of operations or cash flows.

Demand for our vehicles, products and services can vary throughout the year, which can result in excess and underutilized capacity, and our gross margins and cash flows may suffer and we may incur losses.

        As our manufacturing for mine-protected vehicles has decreased, we have had periods of time in which we have excess and underutilized manufacturing capacity. In addition, demand for our vehicles may not remain at levels sufficient to utilize our present manufacturing capacity. Much of our manufacturing facilities and production equipment are special purpose in nature and cannot be adapted easily to make other products. A substantial decline in demand for our blast- and ballistic-protected vehicles and related products could result in significant additional excess and underutilized manufacturing capacity, which could cause us to write off the value of our facilities and equipment, which could adversely affect our results of operations and could result in losses.

U.S. government agencies, generally through the Defense Contract Audit Agency (DCAA) and Defense Contract Management Agency (DCMA), routinely audit and monitor government contracts and government contractors' administrative processes and systems, and compliance. Audits could question or disallow our proposed costs under some of our government contracts, and we may be subject to civil and criminal penalties and administrative sanctions, which could adversely affect our business, financial position, results of operations or cash flows.

        The DCAA continues to audit certain of our price proposals and indirect rate submissions as required by the FAR. The audits may review the costs we incur on our U.S. government contracts, including allocated indirect costs. As a result, the DCAA could question or disallow our proposed costs under some of our government contracts, and our profits may be adversely affected. The DCMA manages overall contractor performance and routinely audits and evaluates contractor performance in the areas of quality and overall contract performance. The audits may also review our compliance with applicable laws, government regulations, policies and standards as they relate to cost issues and the adequacy of our internal control systems and policies. An adverse finding could result in the disallowance of our costs under a U.S. government contract. If any audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. In addition, responding to governmental audits may involve significant expense and divert management attention. Similar risks exist with foreign governments that we deal with directly.

Presently, all of our contracts are on a fixed-price basis, which could subject us to losses if there are cost overruns.

        Under a fixed-price contract, we receive only the amount indicated in the contract, regardless of the actual cost to produce the goods or provide the services. While firm fixed-price contracts allow us to benefit from potential cost savings, they also expose us to the risk of cost overruns. Also, many of the contracts we receive from the U.S. military are sole source with a "not-to-exceed" amount and are subject to "definitization," meaning that the contract price is not agreed upon at contract inception. If the estimates we use to calculate the contract price are incorrect, the cost to perform the work proves to be greater than the price, or the definitized contract price is less than the cost, we could incur losses. In addition, some of our contracts have specific provisions relating to schedule and performance, which may result in penalties for failure to perform. Accordingly, there can be no assurance that the actual prices we receive under contracts will not be substantially less than our estimates or costs, which could adversely affect our cash flows, our operating results and could result in losses.

We may not be able to adequately safeguard our intellectual property rights and trade secrets from unauthorized use, and we may become subject to claims that we infringe on others' intellectual property rights.

        We rely on a combination of patents, trade secrets, trademarks, and other intellectual property laws, licensing agreements, nondisclosure agreements with employees, subcontractors, partners and suppliers and other protective measures to preserve our proprietary rights to our products and production processes. Our pending patent applications may not be granted by the various patent offices examining them. Even if our patent applications are granted and issued as patents, these measures afford only limited protection and may not preclude competitors from developing products or processes similar or superior to ours. Moreover, the laws of certain foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S. Furthermore, third parties may assert that our products or processes infringe their patent or other intellectual property rights. Enforcing or defending our proprietary rights could be expensive, require management's attention and might not bring us timely or effective relief.

Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our profitability.

        We are subject to income taxes in the U.S. and could be subject to tax in foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Furthermore, changes in domestic or foreign income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain sales or the deductibility of certain expenses, thereby affecting our income tax expense and profitability. In addition, we regularly are under audit by tax authorities. The final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Additionally, changes in the geographic mix of our sales could also impact our tax liabilities and affect our income tax expense and profitability.

Our operations could be adversely affected by interruptions of production that are beyond our control.

        Our business and financial results may be affected by certain events that we cannot anticipate or that are beyond our control, such as natural disasters and national emergencies that could curtail production at our facilities and cause delayed deliveries and canceled orders. In addition, we purchase components and raw materials and information technology and other services from numerous suppliers, and, even if our facilities are not directly affected by such events, we could be affected by interruptions in our manufacturing and delivery performance. Such suppliers may not be able to quickly recover from such events, or may not be able to recover at all, which would subject us to additional delays and difficulty conducting our operations.

We may require additional capital to provide for our working capital needs.

        We may require additional capital for our business needs. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources, contained elsewhere herein. There can be no assurance that we will be able to obtain any such additional capital on acceptable terms or at all. The credit markets and the financial services industry continue to experience a period of unprecedented turmoil characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the federal government. In addition, current continued weak economic conditions and tight credit markets could become more severe or prolonged, government funding levels for military programs that we currently have under contract could decline significantly, military programs that we currently have under contract could be competed or changes could occur that alter our ability to effectively compete in our markets. Should one or more of these events occur, conditions could arise which could limit our ability to generate sufficient cash flows or access borrowings to enable us to fund our liquidity needs, further limit our financial flexibility or impair our ability to obtain alternative financing.

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

        We, like other industry participants, are subject to various federal, state, local and international environmental laws and regulations. Our operations require the handling, use, storage and disposal of certain regulated materials and wastes. These requirements govern, among other things, emissions to air, noise, discharge to waters and the generation, handling, storage, treatment and disposal of regulated materials, waste and remediation of contaminated sites. We have made, and will continue to make, capital and other expenditures in order to comply with these laws and regulations in both the U.S. and abroad. We may be subject to increasingly stringent environmental and regulatory standards in the future, particularly as climate change initiatives increase in focus. Future developments, administrative actions or liabilities relating to environmental and climate change matters could have a material adverse effect on our business, results of operations or financial condition.

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

        The market price and trading volume of our common stock has been subject to significant volatility and this trend may continue. For example, during the 2010 fiscal year, the price of our common stock ranged from $3.86 to $6.75. The value of our common stock may decline regardless of our operating performance or prospects. Factors affecting our market price include, but are not limited to, our failure to meet expectations regarding new orders or sales of our vehicles; differences between our reported results and those expected by investors and securities analysts; announcements of new contracts or orders by us or our competitors; and market reaction to any future acquisitions, joint ventures or strategic investments announced by us or our competitors.

        Recent events have caused stock prices for many companies, including ours, to fluctuate in ways unrelated or disproportionate to their operating performance. The general economic, political and stock market conditions that may affect the market price of our common stock are beyond our control. The continued credit crisis and related turmoil in the global financial markets has had and may continue to have an impact on our stock price. For example, the limited availability of credit in the financial markets and the continued threat of terrorism in the U.S. and abroad, the resulting military action, and heightened security measures undertaken in response to threats may cause continued volatility in securities markets. The market price of our common stock at any particular time may not remain the market price in the future. In the past, securities class action litigation has been instituted against companies following periods of volatility in the market price of their securities. Any such litigation, if instituted against us, could result in substantial costs and a diversion of management's attention and resources.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        The following table provides information concerning our properties as of December 31, 2010:

Properties as of December 31, 2010	Owned/ Leased	Approximate Square Footage	General Usage
Ladson, South Carolina	Leased	543,000	Manufacturing and office
Edgefield, South Carolina	Owned	10,000	Blast range and office
Summerville, South Carolina	Owned	10,900	Corporate office
Summerville, South Carolina	Leased to Own	60,000	Research and development
Roxboro, North Carolina	Owned	430,000	Training and vehicle testing
Sterling Heights, Michigan	Leased	9,700	Engineering
Arlington, Virginia	Sub-leased	4,100	Office
North Charleston, South Carolina	Leased	18,000	Warehouse
Bristol, United Kindgom	Leased	2,500	Office
Leamington Spa, United Kingdom	Sub-leased	11,500	Office

        We believe that our existing properties are suitable for the conduct of our business, are adequate for our present needs and will be adequate to meet our future needs.

ITEM 3.    LEGAL PROCEEDINGS

Shareholder Class Action and Derivative Actions

        On March 10, 2008, the first of ten related class action lawsuits was filed against us and certain of our former and current directors and officers in the U.S. District Court for the District of South Carolina, Charleston Division, on behalf of a purported class of investors who purchased or otherwise acquired our stock during the period between August 14, 2006 and February 29, 2008. The complaints sought class certification, and the allegations include, but are not limited to, that the defendants violated the Securities Exchange Act of 1934 and made false or misleading public statements and/or omissions concerning our business, internal controls, and financial results. The individual class action lawsuits were consolidated on June 10, 2008, under the caption In Re Force Protection, Inc. Securities Litigation, Action No. 2:08-cv-845-CWH (Securities Class Action). The parties to the Securities Class Action filed a stipulation of settlement on September 27, 2010. The Court granted preliminary approval of the settlement on October 5, 2010 and at the January 25, 2011 hearing on the parties' motions for final approval of the settlement, the Court verbally stated that it would approve the settlement, but has not yet issued a written order concerning final approval. The settlement amount is $24.0 million.

        Between March 27, 2008 and September 24, 2010, a series of related shareholder derivative actions were filed in both state and federal courts against certain of our former and current directors and officers alleging that the individual defendants breached fiduciary duties, abused control, engaged in gross mismanagement, wasted corporate assets and were unjustly enriched. Recovery is sought for the benefit of the Company, which has been named a nominal defendant in each derivative action. The state court actions pending in South Carolina were consolidated on May 18, 2009. Another derivative action was filed in state court in Nevada in September 2010. Four derivative lawsuits pending in the U. S. District Court for the District of South Carolina, Charleston Division, were consolidated on March 31, 2009, under the caption In Re Force Protection, Inc. Derivative Litigation, Action No. 2:08-cv-01907-CWH. An agreement to settle the consolidated shareholder derivative lawsuit pending in federal court (but not the state court proceeding) has been reached and was preliminarily approved by the court on October 5, 2010. This federal shareholder derivative settlement provides that the Company will adopt certain corporate governance practices, receive a payment of $2.25 million from insurance, and pay plaintiffs' attorney's fees and expenses in an amount not to exceed $2.3 million. On December 13, 2010, a hearing was held to determine the final approval of this federal derivative action settlement, but the court has not yet ruled.

        Neither the Company nor any of its present and former directors and officers has admitted any wrongdoing or liability in connection with these settlements. Additionally, each settlement provides that the parties have reached a mutually agreeable resolution of the case to avoid protracted and expensive litigation, including the outcome and risks associated with proceeding.

Other Disputes

        A total of 78 complaints from current and former employees are currently pending with the U.S. Equal Employment Opportunity Commission (EEOC), alleging, among other things, race and/or gender discrimination. A majority of the complaints have been pending over the past four years. The EEOC is currently investigating the complaints. We have responded and continue to respond to the complaints as such responses become due, and have investigated the allegations.

        On June 26, 2009, a temporary independent contractor whose services we terminated in 2007 filed a complaint against the Company in the U.S. District Court for the District of South Carolina, Charleston Division, as Civil Action No. 2:09cv1708-DCN-BM, which alleges a violation under the employee protection provisions of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002, 18 U.S.C. §1514A. The former independent contractor alleges that we terminated his engagement in retaliation for his allegation of certain corporate governance, government contracting, accounting and other irregularities. On March 12, 2010, we filed motions to dismiss certain claims in the plaintiff's complaint and the motions are still pending.

        In September 2010, we submitted a voluntary disclosure to the Directorate of Defense Trade Controls (DDTC) in regard to the inadvertent import of a vehicle into the U.S. without proper DDTC authorization. Simultaneous with this submission, we requested authorization to allow the vehicle to remain in the U.S. and be displayed at various locations, which the DDTC granted. Our submission to the DDTC also proposed self-corrective actions, which we are implementing. In February 2011, we received a response from the DDTC which has closed this voluntary disclosure without any fines or penalties.

        Although we intend to defend ourselves in connection with the foregoing legal proceedings and claims, there can be no assurance that we will ultimately prevail in any of these matters, and any settlement or adverse judgment may have a material adverse effect on our business, financial position, results of operations, or cash flows. We are also a party to other litigation which we consider routine and incidental to our business. We may be involved from time to time in other litigation that could have a material effect on our operations or finances. Other than the litigation described above, we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, financial position, results of operations or cash flows.

        See Item 1A, Risk Factors in Part I of this Annual Report of the Form 10-K.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant's Common Equity

        Our common stock has been listed on the Nasdaq Capital Market under the trading symbol "FRPT" since January 18, 2007.

        The following table reflects the reported high and low sales prices of 2010 and 2009 of our common stock on the Nasdaq Capital Market.

	High	Low
2009
First Quarter	$7.22	$4.27
Second Quarter	$10.03	$4.73
Third Quarter	$6.00	$4.05
Fourth Quarter	$6.30	$4.29
2010
First Quarter	$6.75	$4.80
Second Quarter	$6.56	$3.92
Third Quarter	$5.10	$3.86
Fourth Quarter	$5.74	$4.91

        We estimate that there were 251 shareholders of record of our common stock as of February 25, 2011.

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

Performance Graph

Comparison of five-year cumulative return among Force Protection, Inc., the S&P 600 Small Cap Index, the S&P 600 Small Cap Aerospace and Defense Index, and our current Peer Group.

        The annual change in cumulative total shareholder return for the five-year period shown in the graph below is based on the assumption that $100 had been invested in each of our common stock, the S&P 600 Small Cap Index, the S&P 600 Small Cap Aerospace and Defense Index and the Peer Group on December 31, 2005, and that all quarterly dividends were reinvested at the end of the quarter. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on December 31, 2010 and the prior year's mentioned below, assuming reinvestment of all dividends.

Force Protection, Inc., S&P 600 Small Cap,
S&P 600 Small Cap Aerospace and Defense and Peer Group(1)

	Force Protection, Inc.	S&P 600 Small Cap	S&P 600 Small Cap Aerospace and Defense	Peer Group
December 2005	$100.00	$100.00	$100.00	$100.00
December 2006	$2,232.05	$115.10	$116.61	$112.01
December 2007	$600.00	$114.76	$155.33	$139.35
December 2008	$766.67	$79.11	$100.09	$71.90
December 2009	$667.95	$99.29	$95.00	$87.67
December 2010	$706.41	$125.39	$125.92	$122.48

(1)
Total shareholder return assuming $100 invested on December 31, 2005 and reinvestment of dividends on quarterly basis.

Peer Group

        The peer issuers included in the Peer Group, as determined by management, are set forth below.

AAR Corp	GenCorp Inc.	Ladish Co., Inc.
AeroVironment, Inc.	HEICO Corp.	LMI Aerospace, Inc.
Ceradyne, Inc.	Hexcel Corp.	Sparton Corporation
Cubic Corporation	Kratos Defense and Security	Triumph Group, Inc.
Ducommun, Inc	Solutions, Inc.

        We compared our stock performance with the S&P 600 Small Cap Index, the S&P 600 Small Cap Aerospace and Defense Index and the Peer Group. We believe this peer group reflects our business and, as a result, provides a meaningful comparison of our stock performance. The comparison for each of the periods assumes that $100 was invested on December 31, 2005, in our common stock, the stocks included in each of the indices and the peer group and that all dividends were reinvested. The stock performance shown on the graph above is not necessarily indicative of future price performance.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        The following table sets forth purchases of our common stock for the three months ended December 31, 2010.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2010 – October 31, 2010	14,063	(1)	$5.61	—	—
November 1, 2010 – November 30, 2010	—		—	—	—
December 1, 2010 – December 31, 2010	81,796	(2)	$5.13	—	—

(1)
Pursuant to a termination agreement with an employee of the Company, which required a cash payment in lieu of shares vesting, 14,063 shares were purchased in October 2010.

(2)
In order to comply with the minimum statutory federal and state tax withholding including Social Security and Medicare, employees surrendered an aggregate of 81,796 of their vested shares to the Company to satisfy these withholding obligations.

        On March 9, 2011, the Company announced that its board of directors has authorized the Company to repurchase up to $20 million of its common stock. The repurchase program calls for shares to be purchased in the open market or in private transactions. The Company may suspend or discontinue the program at any time. The Company may repurchase shares from time to time depending upon market conditions, the market price of the Company's common stock, and management's assessment of liquidity and cash flow needs.

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

        The net income available to common shareholders for the year ended December 31, 2006 was impacted by dividends and accretion of our Series D 6% convertible preferred stock. As of December 31, 2006, we removed the valuation allowance from the deferred tax asset as we expected to be able to utilize our net operating loss carryforwards for federal income tax purposes.

As of and for the year ended December 31,	2010	2009	2008	2007	2006
	(In thousands, except share and per share data)
Results of Operations
Net sales	$655,973	$977,051	$1,326,331	$890,672	$196,017
Operating income	23,417	43,344	68,452	5,773	6,636
Income before income tax (expense) benefit	23,522	43,888	69,583	9,373	5,870
Income tax (expense) benefit	(8,309)	(14,428)	(22,664)	(1,721)	12,327
Net income	15,213	29,460	46,919	7,652	18,197
Net income available to common shareholders	15,213	29,460	46,919	7,652	16,574
Basic earnings per common share	$0.22	$0.43	$0.69	$0.11	$0.37
Diluted earnings per common share	$0.22	$0.43	$0.69	$0.11	$0.36
Weighted average common shares outstanding:
Basic	68,828	68,450	68,314	68,054	44,786
Diluted	69,786	69,066	68,393	68,404	50,428
Financial Position at Year-End
Cash and cash equivalents	$149,965	$147,254	$111,001	$90,997	$156,319
Property and equipment, net	60,422	58,918	61,429	66,707	8,964
Total assets	482,704	447,088	418,024	474,670	280,414
Current liabilities	152,742	134,761	136,417	242,746	62,392
Shareholders' equity	$328,427	$311,091	$278,327	$231,629	$217,854

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide information that is supplemental to, and should be read together with, our consolidated financial statements and the accompanying notes contained in this Annual Report on Form 10-K. Information in this Item 7 is intended to assist the reader in obtaining an understanding of our consolidated financial statements, the changes in certain key items in those financial statements from year to year, the primary factors that accounted for those changes, and any known trends or uncertainties that we are aware of that may have a material effect on our future performance, as well as how certain accounting principles affect our consolidated financial statements. MD&A includes the following sections:

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

  •
  Dividends—our dividend history

  •
  Critical Accounting Policies and Estimates—a discussion of accounting policies that require significant judgments and estimates

  •
  Recent Accounting Pronouncements—a summary and discussion of our plans for the adoption of new accounting standards relevant to us

        The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in "Special Note Regarding Forward-Looking Statements," "Business Strategy," and "Risk Factors."

        References herein to the term "Force Protection, Inc." refers to Force Protection, Inc. only, and references to the "Company," "Force Protection," "we," "our" or "us" refer to Force Protection, Inc. and its subsidiaries unless the context specifically indicates otherwise.

Overview

        We provide survivability solutions to support the armed forces of the United States (U.S.) and its allies. We design, manufacture, test, deliver and support our blast- and ballistic-protected products to increase survivability for the users of our products. Currently, we have one segment of operations. We believe our specialty vehicles, including the Buffalo, Cougar and Ocelot, are at the forefront of blast- and ballistic-protected technology. These vehicles are designed specifically for reconnaissance and urban operations and to protect their occupants from landmines, hostile fire and improvised explosive devices (IEDs, commonly referred to as roadside bombs). We are a key provider of the U.S. military's Mine Resistant Ambush Protected (MRAP) vehicle program and have sold and delivered over 3,000 vehicles under this program. We also provide our Cougar and Buffalo mine-protected vehicles to several foreign customers, including the United Kingdom Ministry of Defence (U.K. MoD) which has purchased three variants of our Cougar vehicle as well as a U.K.-specific variant of the Buffalo. The U.K. MoD is also under contract to purchase 200 Ocelots, our next-generation vehicle, with deliveries beginning in 2011. Complementing these efforts, we are developing and marketing a new vehicle platform, the Joint All-Terrain Modular Mobility Asset (JAMMA), which provides increased modularity, transportability, speed and mobility. Across all vehicle programs we have sold approximately 4,600 vehicles since 2005. Supporting our vehicle design, development and production initiatives, we develop, manufacture, test, deliver and support products and services aimed at further enhancing the survivability of our users against additional threats. In addition, we provide long-term life cycle support services for our vehicles that involve development of technical data packages, supply of spares, field and depot maintenance activities, assignment of skilled field service representatives (FSRs), and related training programs. Our services are based on establishing and maintaining long-term relationships with the U.S. government and foreign military users.

        Our business is heavily influenced by the needs of the U.S. military for blast- and ballistic-protected wheeled vehicles. The U.S. Department of Defense (DoD) is our largest customer. For the past several years, the majority of our net sales have been derived from the U.S. government. We align our workforce to satisfy our business requirements.

        Financial highlights for the fiscal year ended December 31, 2010 include:

  •
  Booked over $1 billion of new orders and ended the year with approximately $562 million of funded backlog.

  •
  Delivered 225 vehicles during the year, including 62 Buffalos, 161 Cougar and related variants, and 2 prototype Ocelots.

  •
  Increased modernization sales by 29.6% to $302.2 million.

  •
  Gross profit as a percentage of net sales increased 5.9% to 20.4%.

  •
  Research and development expenses increased $3.4 million to $23.4 million.

  •
  Generated more than $37 million of net cash from operating activities for the third consecutive year.

Outlook

        The global war on terrorism, especially in Iraq and Afghanistan, has confirmed that IEDs, landmines, explosively formed projectiles and rocket-propelled grenades pose a significant threat to coalition military personnel and civilians. These weapons have been used extensively by terrorists and insurgent groups in Iraq, Afghanistan and other areas. As such, we believe the world-wide market for blast- and ballistic-protected vehicles and other survivability solutions will remain at high levels for at least the next several years. In 2009, U.S. forces began drawing down from Iraq and this continued throughout 2010. In 2010, the troop surge of U.S. forces in Afghanistan began, which required additional MRAPs to support operations. While it is currently anticipated that the troop surge will end in 2011, we expect the commitment of U.S. combat forces in Afghanistan is probable until 2014.

        U.S. and international militaries are determining long-term roles for MRAPs. The future requirements for long-term life cycle logistics plans, as well as an important effort to return vehicles that come out of theater to optimal, pre-battle condition to ensure readiness for future conflicts (commonly referred to as "reset and recapitalization") is still to be determined. MRAPs can be placed into permanent military organizations for convoy security, route clearance, explosive ordnance disposal and casualty evacuation, or be placed into prepositioned storage roles for regional response, or be sold to foreign military customers.

Our fiscal 2011 outlook is based on the following market assumptions and expectations:

  •
  A continued high-level of operational tempo in Afghanistan, which necessitates continued modernization of our vehicles and an ongoing requirement for our FSRs resourced to support the sustainment and maintenance of units in that theater,

  •
  Our current customers are expected to develop modernization and sustainment plans for our fielded fleet of vehicles and we will have to compete for the spares and sustainment support business for our fielded fleet of vehicles,

  •
  Approximately three-fourths of our funded backlog as of December 31, 2010, is expected to be recognized as revenue,

  •
  While our international business is growing, current budget constraints could impact the timing of future orders,

  •
  Certain challenges with the expansion of our customers, products and services. We will continue to try to capture contract awards for our vehicles, products and services in an evolving and competitive marketplace,

  •
  Establishing long-term programs to include upgrades, remanufacture, and sustainment for our fleet of vehicles, and then expanding this capability to sustain MRAP vehicles of other original equipment manufacturers,

  •
  Investing in research and development in relation to new products and services to bring to market, and

  •
  Rationalizing our cost structure to match our sales and backlog.

Strategic Outlook

        Our business strategy is focused on increasing shareholder value by providing survivability solutions, products and services that are responsive, innovative, high-quality and affordable. We intend to maintain and expand our current business as a leading supplier of survivability solutions, including protected vehicles, total life cycle support and other services, to the U.S. DoD, other U.S. government agencies, foreign governments, and domestic and international commercial customers. Our strategy is focused on growing balanced diverse revenues and earnings through organic growth, cost containment, and selected business acquisitions, enabling us to grow the Company. Specific components of the strategy, discussed in greater detail in Item 1, Business, include the following:

  •
  Perform favorably on contracts,

  •
  Capitalize on our current business and grow sales organically,

  •
  Invest in research and development,

  •
  Diversify through selected acquisitions, joint ventures, teaming agreements, and

  •
  Continuously improve our cost structure.

        As discussed in Item 9A, Controls and Procedures, in Part II of this Annual Report on Form 10-K, we have effective controls in place as of December 31, 2010. We will continue to devote our resources, in an amount we believe to be appropriate, to maintain these effective internal controls over our financial reporting and disclosures.

Results of Operations

        The following discussion and analysis is based on our consolidated statements of operations, which reflect our results of operations for the years ended December 31, 2010, 2009 and 2008, as prepared in accordance with generally accepted accounting principles in the United States of America (GAAP).

        The following tables present our vehicle sales and our results of operations for the years ended December 31, 2010, 2009 and 2008, as well as the percentage changes from year to year:

	For the year ended December 31,			Percentage Change
				2010 vs. 2009	2009 vs. 2008
Units Sold	2010	2009	2008
Buffalo	62	123	81	-50%	52%
Cougar MRAP (Competitive)*	—	9	1,724	n/m	-99%
Mastiff	87	24	180	263%	-87%
Ridgback	12	83	68	-86%	22%
Wolfhound	28	98	—	-71%	n/m
Cougar (all other variants)	34	37	14	-8%	164%
Cheetah	—	5	—	n/m	n/m
Ocelot	2	—	—	n/m	n/m

Total	225	379	2,067	-41%	-82%

n/m—not meaningful

*
includes 905 vehicles produced by General Dynamic Land Systems (GDLS) for the year ended December 31, 2008 under the GDLS Subcontract.

				Percentage Change
	For the year ended December 31,
				2010 vs. 2009	2009 vs. 2008
(in thousands, except percentages)	2010	2009	2008
Net sales	$655,973	$977,051	$1,326,331	-33%	-26%
Cost of sales	522,241	835,555	1,149,670	-37%	-27%

Gross profit	133,732	141,496	176,661	-5%	-20%
General and administrative expenses	86,950	78,052	93,950	11%	-17%
Research and development expenses	23,365	20,100	14,259	16%	41%

Operating income	23,417	43,344	68,452	-46%	-37%
Other income, net	398	645	1,463	-38%	-56%
Interest expense, net	(293)	(101)	(332)	190%	-70%

Income before income tax expense	23,522	43,888	69,583	-46%	-37%
Income tax expense	(8,309)	(14,428)	(22,664)	-42%	-36%

Net income	$15,213	$29,460	$46,919	-48%	-37%

Results of Operations for the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Units sold

        The decrease in vehicles sold in 2010 as compared to 2009 is primarily due to the reduced amount of Buffalo vehicles sold in 2010 from the 2009 record high level as well as a reduction in sales of our Wolfhound and Ridgback vehicles, partially offset with an increase in sales of our Mastiff vehicle.

Net sales

        The $321.1 million decrease in net sales for the year ended December 31, 2010 compared with the year ended December 31, 2009 is attributable to a decrease in vehicle sales volume ($108.3 million) and a decrease in sales of spares and sustainment ($281.8 million), which includes FSRs, training, ILAV subcontractor revenues and technical publications. The spares and sustainment sales decreased in 2010 as compared to 2009 due to the current demand slowing for spares as large supplies of initial spares procurement with the initial vehicle deliveries are currently being consumed. This decrease was partially offset with an increase in modernization sales that was mostly due to higher service revenue generated from the installation of modernization kits in Kuwait to upgrade Cougar vehicles. Sales of modernization hardware were relatively flat in 2010 compared to 2009, as a decrease in deliveries of independent suspension kits was offset by sales of new modernization products in 2010, including enhanced fire extinguishment systems, improved seating systems and increased power generation kits.

        The mix of vehicles, modernization, and spares and sustainment sales are set forth in the following table:

	For the year ended December 31,
(in thousands, except percentages)	2010	2009	Percentage Change
Buffalo	$63,572	$123,585	-49%
Cougar MRAP (Competitive)	—	6,768	n/m
Mastiff	44,987	11,388	295%
Ridgback	5,597	35,837	-84%
Wolfhound	13,332	50,173	-73%
Cougar (all other variants)	24,542	30,648	-20%
Cheetah	—	3,362	n/m
Ocelot	1,462	—	n/m
Modernization	302,198	233,189	30%
Spares and sustainment	200,283	482,101	-58%

Total	$655,973	$977,051	-33%

n/m—not meaningful

Cost of sales and Gross profit

	For the year ended December 31,
(in thousands, except percentages)	2010	2009
Cost of sales	$522,241	$835,555
Gross profit	$133,732	$141,496
Gross profit as a percentage of net sales	20.4%	14.5%

        The gross profit as a percentage of net sales increased by 5.9 percentage points for the year ended December 31, 2010 compared with the year ended December 31, 2009. The increase was mostly attributable to: (a) higher negotiated fees and improved cost controls on certain contracts during 2010, (b) mix of sales with higher margins during 2010, and (c) lower 2009 margins due to the Cheetah-related expenses, which consisted of a $19.3 million charge to reduce these vehicles to their net realizable value and a $5.0 million engineering charge on these Cheetah vehicles, both of which were incurred in 2009.

General and administrative expenses

	For the year ended December 31,
(in thousands, except percentages)	2010	2009
General and administrative expenses	$86,950	$78,052
As a percentage of net sales	13.3%	8.0%

        General and administrative expenses increased $8.9 million for the year ended December 31, 2010 compared with the year ended December 31, 2009. This increase is primarily due to the $8.5 million charge for the estimated settlement cost of the federal shareholder class and derivative actions. See Note 12, Commitments and Contingencies, in the accompanying consolidated financial statements. Additionally, the increase was due to increased costs for our European operations ($3.0 million), business development ($3.0 million), strategy ($3.2 million) and depreciation ($1.4 million). These costs were partially offset by the 2006 re-audit costs incurred during 2009 ($3.2 million), the impairment for certain custom machines incurred during 2009 ($0.7 million), and lower legal fees ($1.5 million), lower audit fees ($1.1 million) and lower consulting fees ($4.3 million) for 2010 as compared to 2009. All other general and administrative expenses, net, increased $0.6 million for 2010 as compared to 2009.

Research and development expenses

	For the year ended December 31,
(in thousands, except percentages)	2010	2009
Research and development expenses	$23,365	$20,100
As a percentage of net sales	3.6%	2.1%

        Research and development expenses increased by $3.3 million for the year ended December 31, 2010 as compared with the year ended December 31, 2009. The increase was primarily due to an increased level of expenditures in 2010 as compared to 2009 on the Ocelot ($2.3 million), the JAMMA ($1.8 million), and other vehicle development programs, survivability enhancements for currently fielded vehicles and armor development activities. These increases were partially offset by the 2009 expenditures on Cheetah, which did not recur in 2010.

Other income, net

	For the year ended December 31,
(in thousands, except percentages)	2010	2009
Other income, net	$398	$645
As a percentage of net sales	0.1%	0.1%

        Other income decreased by approximately $0.2 million as of December 31, 2010 compared to December 31, 2009 primarily as a result of reduced earnings of our IST joint venture, which was established during 2009. Other income also includes items such as interest income and foreign currency gains and losses, which were relatively flat year over year.

Interest expense, net

	For the year ended December 31,
(in thousands, except percentages)	2010	2009
Interest expense, net	$293	$101
As a percentage of net sales	0.0%	0.0%

        Interest expense increased approximately $0.2 million for the year ended December 31, 2010 as compared with the year ended December 31, 2009, primarily due to higher fees related to the unused line of credit and amortization of loan renewal fees.

Income tax expense

	For the year ended December 31,
(in thousands, except percentages)	2010	2009
Income tax expense	$8,309	$14,428
As a percentage of net sales	1.3%	1.5%

        We recorded lower income tax expense for the year ended December 31, 2010 as a result of the decrease in our net sales and profitability compared to the year ended December 31, 2009. The effective income tax rates for the years ended December 31, 2010 and 2009 were 35.32% and 32.87%, respectively. See Note 10, Income Taxes, in the accompanying consolidated financial statements.

Net income

	For the year ended December 31,
(in thousands, except per share amounts)	2010	2009
Net income	$15,213	$29,460
Diluted earnings per share	$0.22	$0.43

        Net income for the year ended December 31, 2010 decreased over 2009 primarily due to a decrease in our revenue, combined with the increases in general and administrative expenses and research and development expenses as discussed above.

Backlog

        The following table sets forth the number of vehicles included in our backlog as of December 31, 2010 and 2009. The backlog shown in the following table is "funded" backlog, meaning that it reflects vehicles for which we have received orders and for which funding has been appropriated and authorized for expenditure by the applicable agency. We cannot assure you that we will deliver or sell all of the vehicles included in our backlog. See Item 1A, Risk Factors in Part I of this Annual Report on Form 10-K.

	Vehicle Funded Backlog as of December 31,
	2010	2009
Buffalo	59	56
Mastiff	11	—
Ridgback	8	—
Cougar (all other variants)	3	4
Ocelot	202	—

Total	283	60

        As of December 31, 2010, we had approximately $562 million in total funded backlog for all our vehicles, products and services, as compared to approximately $199 million as of December 31, 2009. During 2011, we expect to recognize revenue for approximately three-fourths of the $562 million of funded backlog as of December 31, 2010.

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

Net sales

        The decrease in net sales for the year ended December 31, 2009 compared with the year ended December 31, 2008 is attributable to a decrease in the volume of vehicle deliveries, partially offset by an increase in sales of spares and sustainment, which includes FSRs, training, ILAV subcontractor revenues and technical publications. Modernization includes the supply and installation of independent suspension kits for our Cougars. Revenue in 2008 also included sales pursuant our arrangement with GDLS, which had minimal impact on our margin.

        The mix of vehicles, modernization, and spares and sustainment sales are set forth in the following table:

	For the year ended December 31,
(in thousands, except percentages)	2009	2008	Percentage Change
Buffalo	$123,585	$57,034	117%
Cougar MRAP (Competitive)	6,768	903,192	-99%
Mastiff	11,388	74,885	-85%
Ridgback	35,837	25,699	39%
Wolfhound	50,173	—	n/m
Cougar (all other variants)	30,648	11,843	159%
Cheetah	3,362	—	n/m
Modernization	233,189	—	n/m
Spares and sustainment	482,101	253,678	90.0%

Total	$977,051	$1,326,331	-26%

n/m—not meaningful

Cost of sales and Gross profit

	For the year ended December 31,
(in thousands, except percentages)	2009	2008
Cost of sales	$835,555	$1,149,670
Gross profit	$141,496	$176,661
Gross profit as a percentage of net sales	14.5%	13.3%

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

General and administrative expenses

	For the year ended December 31,
(in thousands, except percentages)	2009	2008
General and administrative expenses	$78,052	$93,950
As a percentage of net sales	8.0%	7.1%

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

Research and development expenses

	For the year ended December 31,
(in thousands, except percentages)	2009	2008
Research and development expenses	$20,100	$14,259
As a percentage of net sales	2.1%	1.1%

        Research and development expenses increased by approximately $5.8 million for the year ended December 31, 2009 as compared with the year ended December 31, 2008. The increase was primarily due to an increased level of expenditures on the Ocelot ($5.0 million) in 2009.

Other income, net

	For the year ended December 31,
(in thousands, except percentages)	2009	2008
Other income, net	$645	$1,463
As a percentage of net sales	0.1%	0.1%

        Other income decreased approximately $0.8 million for the year ended December 31, 2009 as compared with the year ended December 31, 2008, primarily due to lower interest income as a result of lower interest rates on cash investments, partially offset with a $0.2 million gain on our IST joint venture, which was established during 2009.

Interest expense, net

	For the year ended December 31,
(in thousands, except percentages)	2009	2008
Interest expense, net	$101	$332
As a percentage of net sales	0.0%	0.0%

        Interest expense decreased $0.2 million for the year ended December 31, 2009 as compared with the year ended December 31, 2008, primarily due to lower costs related to the refinancing of the Company's line of credit.

Income tax expense

	For the year ended December 31,
(in thousands, except percentages)	2009	2008
Income tax expense	$14,428	$22,664
As a percentage of net sales	1.5%	1.7%

        We recorded lower income tax expense for the year ended December 31, 2009 as a result of the decrease in our net sales and profitability compared to the year ended December 31, 2008. The effective income tax rates for the years ended December 31, 2009 and 2008 were 32.87% and 32.57%, respectively. See Note 10, Income Taxes, in the accompanying consolidated financial statements.

Net income

	For the year ended December 31,
(in thousands, except per share amounts)	2009	2008
Net income	$29,460	$46,919
Diluted earnings per share	$0.43	$0.69

        Net income for the year ended December 31, 2009 decreased over 2008 primarily due to a decrease in our revenue and the $19.3 million Cheetah charge that we incurred during the third quarter of 2009 relating to the write-down of inventory ($18.2 million) and associated costs ($1.1 million).

Liquidity and Capital Resources

        Our liquidity and available capital resources are impacted by operating, financing and investing activities. Our principal sources of liquidity are cash on hand and cash from operations, primarily from the U.S. government, including Foreign Military Sales (FMS).

Sources and Uses of Cash

        One of our primary sources of funding is cash flows from operations activities. Over the past three years, our funds were used primarily to fund working capital requirements and to make capital expenditures. The following chart shows the cash flows provided by or used in operating, investing, and financing activities for 2010, 2009 and 2008:

	For the year ended December 31,
(in thousands)	2010	2009	2008
Net cash provided by operating activities	$37,417	$49,521	$37,031
Net cash used in investing activities	(34,348)	(13,384)	(16,318)
Net cash (used in) provided by financing activities	(170)	147	(709)
Effect of foreign currency rate changes on cash	(188)	(31)	—

Increase in cash and cash equivalents	$2,711	$36,253	$20,004

        We ended 2010 with $150.0 million of cash and cash equivalents, an increase from $147.3 million at the end of 2009 and an increase from $111.0 million at the end of 2008.

Cash Flow from Operating Activities

        Cash provided by operating activities decreased by $12.1 million during the year ended December 31, 2010 compared to 2009. Below are the significant changes in working capital from December 31, 2009 to December 31, 2010:

Increases to Cash Flows from Operating Activities:

  •
  A decrease in accounts receivable of $9.8 million resulting primarily from lower net sales in the fourth quarter of 2010 as compared to the fourth quarter of 2009,

  •
  An increase in accounts payable of $7.0 million primarily resulting from (a) increased obligations at December 31, 2010 relating to modernization, including kit part purchases of enhanced fire extinguishment and seat systems, and (b) the timing of purchases and related payments, and

  •
  An increase in advance payments on contracts of $4.7 million primarily from an advance payment from IST for Mastiff vehicles in-transit to the customer as of December 31, 2010.

Decreases to Cash Flows from Operating Activities:

  •
  a net increase in inventories of $20.8 million resulting primarily from the timing of work in process and finished goods, which consisted mostly of Mastiff vehicles in-transit to IST as well as completed Buffalo vehicles and modernization kits that were not accepted by the customer until 2011, and

  •
  a decrease in the amount due to the United States government of $15.8 million, primarily due to a $17.7 million payment to the U.S. government for the Ridgback definitization settlement during 2010.

        The majority of our cash receipts are from the U.S. government and other foreign governments, and therefore the risk of default on payment of our accounts receivable as of December 31, 2010 is very low. However, the continued credit crisis and related turmoil in the global financial markets may have an impact on defense spending by the U.S. and other governments in the future.

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

Decreases to Cash Flows from Operating Activities:

  •
  an increase in accounts receivable of $44.3 million resulting primarily from (a) an increase in our earned and unbilled accounts receivable balance due to a significant increase of "not-to-exceed" undefinitized contracts in 2009, whereby we cannot fully bill until the contracts are definitized although the products have been delivered, and (b) higher net sales in the fourth quarter of 2009 as compared to the fourth quarter of 2008,

  •
  a net increase in inventories of $6.3 million (excluding inventory cost write-downs to estimated net realizable value) resulting primarily from the timing of raw material purchases,

  •
  a decrease in the amount due to the United States government of $2.1 million, primarily due to approximately $29 million of payments for definitization settlements during 2009, partially offset by increased definitization reserve requirements for vehicles sold under our FMS contracts and MRAP-related spare parts sales, and

  •
  a net increase of $1.1 million in the other components of working capital, excluding cash.

Cash Flow from Investing Activities

        Cash used in investing activities increased by $21.0 million during 2010 compared with 2009 due to $4.9 million of increased capital expenditures and $16.1 million of other changes.

        Cash used in investing activities decreased by $2.9 million during 2009 compared with 2008 due to $5.0 million of reduced capital expenditures, partially offset by a $2.1 million investment in IST, our joint venture with NP Aerospace Limited.

Cash Flow from Financing Activities

        Cash used in financing activities increased during 2010 compared with 2009 primarily due to changes in the realized income tax effect from stock transactions and stock option exercises. During the years ended December 31, 2010 and 2009, we did not issue common stock (except for exercised employee options and vested restricted stock) or debt to fund business activities.

Effect of foreign currency rate changes on cash

        The amount reported as the Effect of foreign currency rate changes on cash relates to foreign currency translation reported in connection with operations of our U.K. subsidiary and IST joint venture initiated in 2009.

Current Liquidity and Capital Resources

        Our cash and cash equivalents as of December 31, 2010 were held for working capital purposes and were invested primarily in short-term U.S. Treasury bills and money market funds. We do not enter into investments for trading or speculative purposes.

        During 2008, we expended approximately $16.3 million to complete the expansion of our manufacturing capability and capacity and to upgrade our information technology infrastructure. We did not have any significant capital expenditures for manufacturing during 2010 or 2009.

        During 2010, capital expenditures were $16.2 million, primarily due to outlays made for a corporate office building and associated land, demonstration vehicles, Ocelot tooling, certain leasehold improvements and computer equipment and software. During 2009, capital expenditures were $11.2 million, mostly due to upgrades of our information technology infrastructure as well as leasehold improvements. We do not expect any significant changes to capital expenditures in 2011 as compared to 2010.

        The amount of capital that we will require depends on several factors, including without limitation, the extent and timing of sales of our products, performance-based payments, inventory costs, costs of raw materials and components, labor costs, costs of improving our financial and accounting systems, the timing and costs associated with the expansion of our manufacturing, development, engineering and customer support capabilities, the timing and cost of our product development and enhancement activities and our operating results. We currently estimate that our cash flow will be sufficient to meet our presently budgeted capital expenditures and our other presently anticipated cash needs for the year ending December 31, 2011.

        In addition, we have available to us a $40 million revolving line of credit, which allows us to designate up to $5.0 million for letters of credit against this line of credit. There were no borrowings outstanding under the facility as of December 31, 2009 or December 31, 2010. However, on July 23, 2010, we obtained a letter of credit in the amount $3.3 million Australian dollars for the performance of our obligations under a contract for the Protected Mobility Vehicle-Light program (Land 121). This letter of credit has lowered the availability under our line of credit to approximately $36.6 million as of December 31, 2010. Borrowings under the line of credit bear a floating interest rate per annum on any principal borrowings applicable to the LIBOR rate plus a spread. The bank's obligation to make loans under the line of credit is subject to, among other things, our compliance with various covenants to include a maximum leverage ratio. As of December 31, 2010, we were in compliance with all of our revolving line of credit covenants. Our line of credit expires on April 30, 2012. After that time, we expect that we may need to obtain additional sources of capital, which may include borrowings or the issuance of debt or equity securities, including common stock, and there can be no assurance that such financing will be available to us when we need it or, if available, that the terms of any such financing will be satisfactory to us and not dilutive to our shareholders. Any failure to obtain necessary capital as and when required could have a material adverse effect on our business, prospects, financial position, results of operations or cash flows.

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

        As of December 31, 2010, we do not have any obligation under certain guarantees or contracts as defined above.

        As of December 31, 2010, we do not have any retained or contingent interest in assets as defined above.

        As of December 31, 2010, we do not hold derivative financial instruments, as defined by FASB Accounting Standards Codification (ASC) Topic 815, "Derivatives and Hedging."

        As of December 31, 2010, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2010 and 2009, we were not involved in any unconsolidated SPE transactions.

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

        Our consolidated contractual obligations as of December 31, 2010, are as follows:

(in thousands)	Total	2011	2012–2013	2014–2015	2016 and Thereafter
Operating lease obligations(a)(b)	$9,366	$3,102	$5,025	$1,239	$—
Purchase obligations(b)(c)	155,137	147,219	7,918	—	—

Total(d)	$164,503	$150,321	$12,943	$1,239	$—

(a)
We lease most of our facilities as well as other property and equipment under operating leases in the normal course of business. Some of our facility leases contain escalation clauses. The minimum lease payments do not include contingent rental expense. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. For more information, see Note 5, Property and Equipment, to our accompanying consolidated financial statements.

(b)
Future operating lease obligations and purchase obligations are not recognized in our consolidated balance sheets.

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

(d)
Because our future cash outflows are uncertain, the following liabilities are excluded from the table above: workers' compensation risks, deferred income taxes, unrecognized tax benefits, deferred compensation and our warranty reserve.

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

        The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but are not limited to: (1) revenue recognition, (2) allowance for doubtful accounts, (3) definitization on contracts, (4) inventory costs and reserves, (5) asset impairments, (6) depreciable lives of assets, (7) economic lives and fair value of leased assets, (8) income tax reserves and valuation allowances, (9) fair value of stock options and restricted stock, (10) allocation of cost of sales and general and administrative expenses, and (11) litigation reserves. Future events and their effects cannot be predicted with certainty, and accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Actual results could differ from the estimates we have used.

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

In addition, we establish reserves for tax contingencies in accordance with ASC Topic 740, "Income Taxes."
A high degree of judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets. In 2009, it was determined that a valuation allowance was necessary for years ending December 31, 2007, 2008 and 2009 due to the inclusion of South Carolina state tax credits as a deferred tax asset. It is anticipated that these credits may not be fully utilized due to a low apportionment factor in the state. The valuation allowance for previous years had not been recorded in those years as the related deferred tax asset had not yet been booked.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Prices

        We are subject to market risk from changes in commodity prices primarily on long-term fixed-price contracts. As a result, if the cost of our raw material increases, our profitability, if any, could decrease. Historically, we have not entered into any material commodity hedging contracts but we may do so in the future as circumstances warrant. As of December 31, 2010 and 2009, we did not have any derivative financial instruments outstanding related to commodity price risk.

Foreign Currency

        Our foreign currency exchange rate risk relates to receipts from customers, payments to suppliers, and inter-company transactions denominated in foreign currencies. We may periodically enter into derivative financial instruments, principally foreign currency forward purchase and sale contracts. These instruments are designed to minimize our risk by fixing, or limiting the adverse impact on, the amount of firmly committed and forecasted foreign currency denominated receipts, payments, and inter-company transactions. We do not enter into derivative financial instruments for speculative purposes. As of December 31, 2010 and 2009, we did not have any derivative financial instruments outstanding related to foreign currency risk.

Interest Rates

        Our current financing arrangement is at a variable rate and is subject to interest rate risk. As of December 31, 2010 and 2009, we did not have any borrowings under the arrangement, and as a result, we are not directly at risk of interest rate fluctuations. As our financing needs change in the future, interest rate risk may become a more significant issue for us.

Investments

        Our investment policy allows for the purchase of U.S. Treasury Bills and investment-grade money market funds with maturities of less than 90 days. We may also maintain amounts on deposits with various financial institutions, which may at times, exceed insured limits. As of December 31, 2010 and 2009, we did not have material gains or losses due to changes in interest rates or market values.

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
March 9, 2011

Report of Independent Registered Certified Public Accountants

Board of Directors and Shareholders
Force Protection, Inc.:

        We have audited the accompanying consolidated balance sheets of Force Protection, Inc. (a Nevada corporation) and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial consolidated statements referred to above present fairly, in all material respects, the financial position of Force Protection, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Force Protection, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2011, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Grant Thornton LLP

Columbia, South Carolina
March 9, 2011

Report of Independent Registered Certified Public Accountants

Board of Directors and Shareholders
Force Protection, Inc.:

        We have audited Force Protection, Inc. (a Nevada corporation) and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Force Protection, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows and comprehensive income for each the three years in the period ended December 31, 2010, and our report dated March 9, 2011 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Columbia, South Carolina
March 9, 2011

Force Protection, Inc. and Subsidiaries

Consolidated Balance Sheets

	As of December 31,
	2010	2009
	(In Thousands, Except Share Data)
Assets
Current assets:
Cash and cash equivalents	$149,965	$147,254
Accounts receivable, net of allowance for doubtful accounts of none in 2010 and 2009	124,831	143,480
Inventories	90,110	74,075
Deferred income tax assets	12,336	16,235
Income taxes receivable	—	1,352
Other current assets	41,520	3,031

Total current assets	418,762	385,427
Property and equipment, net	60,422	58,918
Investment in unconsolidated joint ventures	2,815	2,541
Other assets	705	202

Total assets	$482,704	$447,088

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$94,593	$86,588
Due to United States government	1,331	25,965
Advance payments on contracts	5,875	1,164
Other current liabilities	50,943	21,044

Total current liabilities	152,742	134,761
Deferred income tax liabilities	973	1,236
Other long-term liabilities	562	—

	154,277	135,997

Commitments and contingencies
Shareholders' equity:
Common stock, $.001 par value; 300,000,000 shares authorized; issued and outstanding 70,570,240 in 2010 and 69,786,419 in 2009	71	70
Additional paid-in capital	262,451	260,112
Accumulated other comprehensive (loss) income	(88)	129
Retained earnings	65,993	50,780

Total shareholders' equity	328,427	311,091

Total liabilities and shareholders' equity	$482,704	$447,088

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

Force Protection, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the year ended December 31,
	2010	2009	2008
	(In Thousands, Except Share and Per Share Data)
Net sales	$655,973	$977,051	$1,326,331
Cost of sales	522,241	835,555	1,149,670

Gross profit	133,732	141,496	176,661
General and administrative expenses	86,950	78,052	93,950
Research and development expenses	23,365	20,100	14,259

Operating income	23,417	43,344	68,452
Other income, net	398	645	1,463
Interest expense, net	(293)	(101)	(332)

Income before income tax expense	23,522	43,888	69,583
Income tax expense	(8,309)	(14,428)	(22,664)

Net income	$15,213	$29,460	$46,919

Earnings per common share:
Basic	$0.22	$0.43	$0.69

Diluted	$0.22	$0.43	$0.69

Weighted average common shares outstanding:
Basic	68,828	68,450	68,314

Diluted	69,786	69,066	68,393

The accompanying notes to consolidated financial statements are an integral part of these statements.

Force Protection, Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity and Comprehensive Income

(In Thousands, Except Share Data)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Comprehensive Income
Balance at December 31, 2007	68,247,648	$68	$257,160	$(25,599)	$—	$231,629	$7,652

Net income				46,919		46,919	46,919
Issuance for:
Employee stock option exercises	31,000	Nil	46	—	—	46	—
Employee and board of director stock grants	70,514	Nil	Nil	—	—	—	—
Stock-based compensation	—	—	270	—	—	270	—
Income tax effect realized from stock transactions	—	—	(537)	—	—	(537)	—

Balance at December 31, 2008	68,349,162	68	256,939	21,320	—	278,327	46,919

Net income	—	—	—	29,460	—	29,460	29,460
Foreign currency translation adjustments, net of tax of $71	—	—	—	—	129	129	129
Issuance for:
Employee stock option exercises	29,998	Nil	81	—	—	81	—
Employee and board of director stock grants, net of shares cancelled/forfeited	1,407,259	2	(507)	—	—	(505)	—
Stock-based compensation	—	—	3,393	—	—	3,393	—
Income tax effect realized from stock transactions	—	—	206	—	—	206	—

Balance at December 31, 2009	69,786,419	$70	$260,112	$50,780	$129	$311,091	$29,589

Net income	—	—	—	15,213	—	15,213	15,213
Foreign currency translation adjustments, net of tax benefit of $120	—	—	—	—	(217)	(217)	(217)
Issuance for:
Employee stock option exercises	21,110	Nil	28	—	—	28	—
Employee and board of director stock grants, net of shares cancelled/forfeited	762,711	1	(865)	—	—	(864)	—
Stock-based compensation	—	—	3,395	—	—	3,395	—
Income tax effect realized from stock transactions	—	—	(219)	—	—	(219)	—

Balance at December 31, 2010	70,570,240	$71	$262,451	$65,993	$(88)	$328,427	$14,996

The accompanying notes to consolidated financial statements are an integral part of these statements.

Force Protection, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2010	2009	2008
	(In Thousands)
Cash flows from operating activities:
Net income	$15,213	$29,460	$46,919

Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	16,197	13,969	12,761
Deferred income tax provision (benefit)	3,358	(2,639)	3,058
Income tax effect realized from stock transactions	219	(206)	537
Stock-based compensation	2,533	2,886	270
Provision for litigation settlement	7,833	—	—
Provision for asset impairment	—	748	4,947
Provision for inventory	5,864	20,700	12,269
Other	31	(4)	(114)
(Increase) decrease in assets—
Accounts receivable	9,773	(44,277)	(19,332)
Inventories	(20,773)	(6,273)	39,868
Advances to subcontractor	—	—	25,106
Income taxes receivable	1,352	(1,352)	6,565
Other current assets	(2,381)	(613)	6,064
Increase (decrease) in liabilities—
Accounts payable	7,010	38,799	(94,872)
Advance payments on contracts	4,711	(11)	(27,048)
Due to United States government	(15,758)	(2,133)	20,046
Other current liabilities	2,235	467	(13)

Total adjustments	22,204	20,061	(9,888)

Net cash provided by operating activities	37,417	49,521	37,031

Cash flows from investing activities:
Capital expenditures	(16,168)	(11,235)	(16,318)
Purchases of marketable securities	—	(9,985)	—
Proceeds from maturity of marketable securities	—	9,985	—
Other	(18,180)	(2,149)	—

Net cash used in investing activities	(34,348)	(13,384)	(16,318)

Cash flows from financing activities:
Proceeds from issuance of common stock	49	80	46
Income tax effect realized from stock transactions	(219)	206	(537)
Other	—	(139)	(218)

Net cash (used in) provided by financing activities	(170)	147	(709)

Effect of foreign currency rate changes on cash	(188)	(31)	—

Increase in cash and cash equivalents	2,711	36,253	20,004
Cash and cash equivalents at beginning of year	147,254	111,001	90,997

Cash and cash equivalents at end of year	$149,965	$147,254	$111,001

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$7,002	$16,678	$8,861
Interest, net of amounts capitalized	$253	$144	$302
Supplemental schedule of noncash investing and financing activities:
Property and equipment additions in accounts payable	$818	$950	$273

The accompanying notes to consolidated financial statements are an integral part of these statements.

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Organization and Description of the Business

        Force Protection, Inc. provides survivability solutions to support the armed forces of the United States (U.S.) and its allies. We design, manufacture, test, deliver and support our blast- and ballistic-protected products to increase survivability for the users of our products. Currently, we have one segment of operations, our survivability solutions. We believe our specialty vehicles, including the Buffalo, Cougar and Ocelot, are at the forefront of blast- and ballistic-protected technology. These vehicles are designed specifically for reconnaissance and urban operations and to protect their occupants from landmines, hostile fire and improvised explosive devices (IEDs, commonly referred to as roadside bombs). We are a key provider of the U.S. military's Mine Resistant Ambush Protected (MRAP) vehicle program and have sold and delivered over 3,000 vehicles under this program. We also provide our Cougar and Buffalo mine-protected vehicles to several foreign customers, including the United Kingdom Ministry of Defence (U.K. MoD) which has purchased three variants of our Cougar vehicle as well as a U.K.-specific variant of the Buffalo. The U.K. MoD is also under contract to purchase 200 Ocelots, our next-generation vehicle, with deliveries beginning in 2011. Complementing these efforts, we are developing and marketing a new vehicle platform, the Joint All-Terrain Modular Mobility Asset (JAMMA), which provides increased modularity, transportability, speed and mobility. Across all vehicle programs we have sold approximately 4,600 vehicles since 2005. Supporting our vehicle design, development and production initiatives, we develop, manufacture, test, deliver and support products and services aimed at further enhancing the survivability of our users against additional threats. In addition, we provide long-term life cycle support services for our vehicles that involve development of technical data packages, supply of spares, field and depot maintenance activities, assignment of skilled field service representatives (FSRs), and related training programs. Our services are based on establishing and maintaining long-term relationships with the U.S. government and foreign military users.

        References herein to "Force Protection," the "Company," "we," "our," or "us" refer to Force Protection, Inc. and its subsidiaries unless otherwise stated or indicated by context.

Basis of Presentation and Consolidation

        The accompanying consolidated financial statements of Force Protection and its subsidiaries were prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and include the assets, liabilities, revenues, and expenses of our two wholly owned subsidiaries, Force Protection Industries, Inc. and Force Protection Technologies, Inc. We eliminate from our financial results all significant intercompany accounts and transactions.

Use of Estimates

        The preparation of our consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but are not limited to: (1) revenue recognition, (2) allowance for doubtful accounts, (3) definitization on contracts, (4) inventory costs and reserves, (5) asset impairments, (6) depreciable lives of assets, (7) economic lives and fair value of leased assets, (8) income tax reserves and valuation allowances, (9) fair value of stock options and restricted stock, (10) allocation of cost of

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

sales and general and administrative expenses, and (11) contingent liabilities, warranty, and litigation reserves. Future events and their effects cannot be predicted with certainty, accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluation, as considered necessary. Actual results could differ from those estimates.

Risks and Uncertainties

        We are exposed to a number of risks in the normal course of our operations that could potentially affect our financial position, results of operations, and cash flows.

Customer Concentration

        The majority of our revenue comes from our U.S. government contracts, including FMS, which approximated 87%, 90% and 96%, of Net sales for the years ended December 31, 2010, 2009 and 2008, respectively. Our accounts receivable from the U.S. government as of December 31, 2010 and 2009 was 85% of our accounts receivable at both dates.

Laws and Regulations

        As a result of our U.S. DoD contracts, we are required to participate in the U.S. government contracting process, which involves extensive statutes, regulations and requirements of the U.S. government agencies and entities that govern these programs, including award, administration, funding, and performance of contracts. These statutes and regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, federal national security, contract cost and pricing, funding, contract termination and adjustment, audit, quality, warranty and protection of classified information requirements. Our failure to comply with these regulations and requirements could result in reductions of the value of contracts, contract modifications or termination, loss of security clearance, the assessment of civil or criminal penalties and fines, the inability to win new contracts, and lead to suspension or debarment from government contracting or subcontracting for a period of time, any of which could have a material adverse effect on our financial position, results of operations and cash flows.

        We are also subject to business risks associated with the defense market, including changes in budget appropriations, procurement policies, political developments both domestically and abroad, and other factors. Any material deterioration in the economic and environmental factors that impact the defense industry could have a material adverse effect on our financial position, results of operations and cash flows.

        There are certain federal laws that, while not specifically directed at us as a contractor, may affect our U.S. government contracts. The Anti-Deficiency Act is one of the major laws through which Congress exercises its constitutional control of the public purse. The Anti-Deficiency Act indirectly regulates how the agency awards our contracts and pays our invoices.

        Our operations also are subject to a broad range of environmental, health and safety laws and regulations in the jurisdictions in which we operate. These laws and regulations impose increasingly

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

stringent environmental, health and safety protection standards and permitting requirements regarding, among other things, air emissions, noise, wastewater storage, treatment and discharges, the use and handling of hazardous or toxic materials, waste disposal practices, and the remediation of environmental contamination and working conditions for our employees. Some environmental laws, such as the U.S. Comprehensive Environmental Response, Compensation, and Liability Act, also known as CERCLA or Superfund, and comparable state laws, impose joint and several liability for the cost of environmental remediation, natural resource damages, third-party claims, and other expenses, without regard to the fault or the legality of the original conduct, on those persons who contributed to the release of a hazardous substance into the environment.

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

Sources and Supply of Materials

        Our products incorporate engines, transmissions, axles and a number of other components that are available only from the source or sources selected by the military. Identifying additional or replacement suppliers approved by the military for any of the numerous components used in our products may not be accomplished quickly or on commercially reasonable terms, if at all. In addition to suppliers specified by the military, we use other suppliers for certain components of our products, some of which are small businesses that are not well capitalized. In the event that we are unable to obtain required components or raw materials from our existing suppliers, and if we are unable to mitigate the impact or find an alternate supplier in a timely manner, it could have a material adverse effect on our ability to produce our vehicles. Significant interruptions in the supply of components may occur for a variety of reasons, including capacity constraints at our suppliers, competition for components with other manufacturers of vehicles, insolvency of a supplier, work stoppages at suppliers and transportation interruptions, which could involve significant additional costs and result in delays in production and product deliveries and could have a material adverse effect on our results of operations. In addition, the unavailability or scarcity of certain components or raw material could result in increased costs, which could have a material adverse effect on our financial position, results of operations and cash flows.

        Some of our product components are manufactured in and supplied from foreign countries and if import tariffs or taxes increase for any reason, our cost of goods could increase. Also, our financial performance could be adversely affected by changes in the political, social and economic environment in these foreign countries. The role of the central and local governments in the economies of these foreign countries may be significant. Policies toward economic liberalization, and laws and policies affecting foreign companies, foreign investment, currency exchange rates and other matters could change, resulting in greater restrictions on our ability to do business with suppliers based in other countries. A foreign government could impose surcharges, increase tax rates, or revoke, terminate or suspend operating licenses without compensating us. In addition, the U.S. government could impose charges and taxes and could take other actions that could make it more expensive for us to obtain components from sources in other countries or could prevent us from acquiring those components or raw materials. Also, other countries, from time to time, experience instances of civil unrest and

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

hostilities or confrontations may occur between the military, insurgent forces and civilians. If for these or any other reason, we are unable to obtain required components or raw materials from foreign sources as and when required, or at all, it could have a material adverse effect on our financial position, results of operations and cash flows.

Revenue Recognition

        Substantially all of our revenues are earned pursuant to written contractual arrangements to design, develop, manufacture and/or modify blast- and ballistic-protected products and to provide related engineering and technical or other services according to the specifications of the buyers (customers). These contracts are generally on a fixed-price basis. We recognize revenues and earnings on fixed-production contracts, whose units are produced and delivered in a continuous or sequential process, based upon the unit's contract selling price as we deliver it and the customer's formal acceptance of the unit. We charge the actual unit cost to Cost of sales.

        We define formal acceptance under a U.S. government contract for vehicles and spares as taking place when a representative of the U.S. government signs the U.S. Form DD250 entitled "Material Inspection and Receiving Report." Under the Federal Acquisition Regulation, a signed Form DD250 signifies contractual inspection and acceptance by the U.S. of the work performed by Force Protection. A signed Form DD250 also is the event contractually obligating the U.S. government to pay us for the approved goods or services (subject to any "definitization" contractual adjustment(s), as discussed below).

        Certain of our fixed-price contracts provide for the delivery of minimal quantities or require a substantial level of development effort in relation to total contract value. For these contracts, we recognize revenue using the "cost-to-cost method" of accounting where revenues and profits are recorded based on the ratio of costs incurred to the estimate of total costs at completion.

        Revenue related to technical manuals, customer data requirements, non-recurring engineering and similar items is recognized using the "cost-to-cost method" of accounting when circumstances for its use are considered appropriate in accordance with Accounting Standards Codification (ASC) Topic 605-35-25, "Revenue Recognition—Construction-Type and Production-Type Contracts."

        Under some of our contracts, we receive performance-based payments based on completion of specific milestones stipulated under the contract (for example, completion of manufacturing fabrication). We report these payments as Advance payments on contracts in our consolidated balance sheets until the final delivery of the products and formal acceptance by the customer as evidenced by an executed Form DD250 for U.S. government sales, or other supporting documentation for customers other than the U.S. government. As discussed above, upon customer acceptance of the products, we recognize the full sale price of the products as revenue.

        We recognize revenue from other items, such as foreign and domestic user training, field support (including vehicle repairs), performing vehicle modifications, and providing test support to the U.S. government for its vehicle testing, when we meet four basic criteria: (i) persuasive evidence that a customer arrangement exists, (ii) the price is fixed or determinable, (iii) collectability is reasonably assured, and (iv) delivery of product has occurred or services have been rendered.

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

Definitization/Due to U.S. Government

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

        As a result of the adjustments related to the definitization process, we recognize a liability, Due to United States government, or reduce our accounts receivable, if appropriate, and reduce gross sales to arrive at net sales. As of December 31, 2010 and 2009, our reserves for contracts subject to the definitization process have been determined based upon our estimate of final contract prices or subsequently negotiated settlements.

Sales Returns and Allowance for Doubtful Accounts

        Historically, we have not encountered significant sales returns or uncollectible accounts receivable and we do not anticipate them in the near future. The majority of our accounts receivable are with the U.S. government and we do not maintain an allowance for doubtful accounts for those accounts due to the credit-worthiness of the U.S. government. When necessary, we maintain an allowance for doubtful accounts, which is based upon specific identification, for our non-governmental customers.

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

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

Inventories

        We carry our inventories at the lower of their cost or market value. Cost is determined using the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence and other factors in evaluating net realizable value.

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

        The ranges of estimated useful lives of our property and equipment are as follows:

Years
Building and building improvements	5-29
Leasehold improvements	2-5
Machinery and equipment, including tooling and molds	3-7
Computer equipment and software	3
Furniture and fixtures	3-7
Demonstration and other vehicles	5
Manuals	5

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

        We retain fully depreciated assets in property and accumulated depreciation accounts until we remove them from service. In the case of sale, retirement, or disposal, the asset cost and related accumulated depreciation balance is removed from the respective account, and the resulting net amount, less any proceeds, is included as a component of Other income, net in the consolidated statements of operations.

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

Intangible Assets

        We amortize the cost of intangible assets over their respective estimated useful lives on a straight-line basis. The amortization periods are as follows:

Years
Licenses	2-3
Non-compete agreement	4
Customer base	2
Special expertise	2
Weighted-average useful lives	3

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

        We assess the potential impairment of our equity method investments annually. We determine fair value based on valuation methodologies, as appropriate, including the present value of estimated future cash flows, estimates of sales proceeds, and external appraisals. If an investment is determined to be impaired and the decline in value is other than temporary, we record a write-down.

Stock-Based Compensation

        As of December 31, 2010 and 2009, Force Protection had a formal stock-based compensation plan, the Force Protection, Inc. 2008 Stock Plan (Stock Plan), which was approved by Company's shareholders in 2008. The purpose of the Stock Plan is to attract, retain and motivate officers, directors and key employees (including prospective employees), consultants and others who may perform services for Force Protection, to compensate them for their contributions to the long-term growth and profits of Force Protection and to encourage them to acquire a proprietary interest in our success.

        Awards may be made under the Stock Plan in the form of any of the following, in each case in respect of common stock: (a) stock options, (b) stock appreciation rights, (c) restricted shares, (d) restricted stock units, (e) dividend equivalent rights and (f) other equity-based or equity-related awards, such as the grant or offer for sale of unrestricted shares of common stock and performance share awards and performance units settled in cash in such amounts and subject to such terms and

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

conditions as the Compensation Committee may determine. Such awards may entail the transfer of actual shares of common stock to award recipients and may include awards designed to comply with or take advantage of the applicable local laws of jurisdictions other than the U.S. that the Compensation Committee determines to be consistent with the purposes of the Stock Plan and the interests of Force Protection.

        As approved by shareholders, the total number of shares of common stock that may be granted under the Stock Plan is 5,200,000. Stock options granted under the Stock Plan during 2010 and 2009 have contractual terms not to exceed 10 years (or 5 years for 10% shareholders) with respect to incentive stock options and generally vest ratably over three years. Restricted Stock granted under the Stock Plan during 2010 and 2009 generally vest ratably over three years.

        Force Protection measures stock-based compensation expense for all share-based awards granted based on the estimated fair value of those awards at grant date. The cost of restricted stock awards is determined using the fair market value of our common stock on the date of grant. The fair values of stock option awards are estimated using a Black-Scholes valuation model. Options and restricted stock grants that are subject solely to service vesting requirements are expensed on a straight-line basis over the applicable vesting period. Restricted stock grants subject to performance and service vesting criteria are expensed using the graded-vesting attribution method in accordance with ASC Topic 718, "Compensation—Stock Compensation," over the vesting period. The compensation costs are recognized net of any estimated forfeitures. Forfeiture rates are estimated based on historical experience and adjusted in subsequent periods for any differences in actual forfeitures from those estimates. See Note 9, Stock-Based Compensation.

Warranty

        Our sales contracts may include a warranty that our products are free from defects in material and workmanship for a period of up to one year from the acceptance date. The warranty generally does not apply to any damage or failure to perform caused by the misuse or abuse of the vehicle, combat damage, fair wear-and-tear items (brake shoes, wiper blades, etc.), or by the customer's failure to perform proper maintenance or service on the supplies. We base our warranty accruals on estimates of the expected warranty costs that incorporate historical information and forward assumptions. Warranty costs are included in Cost of sales.

Litigation

        We accrue for loss contingencies associated with outstanding litigation, claims and assessments for which management has determined it is probable that a loss contingency exists and the amount of loss can be reasonably estimated. We accrue for professional fees and related costs to be incurred in conjunction with loss contingencies when such costs can be reasonably estimated and are significant in amount.

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

Advertising Costs

        We expense costs of print and other advertisements as incurred. Advertising expenses, included in General and administrative expenses, within the accompanying consolidated statements of operations, approximated $1.4 million in 2010, $2.5 million in 2009 and $0.6 million in 2008.

Income Taxes

        We provide for income taxes using the asset and liability method. This approach recognizes the amount of federal, state, and local taxes payable or refundable for the current year, as well as deferred tax assets and liabilities for the future tax consequence of events recognized in the consolidated financial statements and income tax returns. Deferred income tax assets and liabilities are adjusted to recognize the effects of changes in tax laws or enacted tax rates. In addition, we establish reserves for tax contingencies in accordance with ASC Topic 740, "Income Taxes." We include interest and penalties related to federal and state income taxes, if any, as a component of Income tax expense.

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

Accumulated Comprehensive (Loss) Income

        Accumulated comprehensive (loss) income was ($0.1) million and $0.1 million foreign exchange translation adjustments as of December 31, 2010 and 2009, respectively.

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

Fair Value of Financial Instruments

        ASC Topic 825, "Financial Instruments," requires disclosures of the fair value of financial instruments. Our financial instruments include cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued liabilities and amounts due to United States government. The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued liabilities and amounts due to the United States government, approximate their fair value because of the short-term maturity and highly liquid nature of these instruments. The carrying values of our financial instruments approximate their fair value as of December 31, 2010 and 2009.

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

Translation of Foreign Currencies

        The functional currencies for our international operations are their respective local currencies. We translate foreign currency balances from the international business units' functional currency to the U.S. dollar at the end-of-period exchange rates, and earnings statements at the average exchange rates for each period. The resulting foreign currency translation adjustments are a component of accumulated other comprehensive income, which is included in shareholders' equity in the accompanying consolidated balance sheets. The effect of changes in foreign exchange rates on non-U.S. cash balances was not material in each of the past three years.

Recent Accounting Pronouncements

        In October 2009, the FASB issued Update No. 2009-13 (ASU 2009-13), an update to Topic 605 "Revenue Recognition," which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue recognition arrangements entered into or materially modified beginning in fiscal years on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial position, results of operations or cash flows, if any.

        In February 2010, the FASB issued Update No. 2010-9 (ASU 2010-9), an update to Topic 855 "Subsequent Events," which clarified that subsequent events should be evaluated through the date the financial statements are issued. In addition, this update no longer requires a filer to disclose the date through which subsequent events have been evaluated. This guidance is effective for financial statements issued subsequent to February 26, 2010. We adopted this guidance on March 8, 2010. This guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

        We have determined that all other recently issued accounting guidance will not have a material impact on our consolidated financial position, results of operations and cash flows, or do not apply to our operations.

2. Accounts Receivable

        Accounts receivable consists of the following (in thousands):

	As of December 31,
	2010	2009
United States government	$104,730	$122,070
Other accounts receivable	20,101	21,410

Accounts receivable, net	$124,831	$143,480

        Other accounts receivable includes amounts that relate to non-government entities and the sale of excess raw materials to suppliers. Any gain or loss on the sale of excess raw materials is included in Other income, net in the accompanying consolidated statements of operations. As of December 31, 2010 and 2009, our accounts receivable included $53.8 million and $57.2 million, respectively, of earned and unbilled accounts receivable, of which $1.9 million and $6.4 million, respectively, is earned and unbilled

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Accounts Receivable (Continued)

to Integrated Survivability Technologies Limited and $51.9 million and $50.8 million, respectively, is earned and unbilled to the U.S. government. The earned and unbilled accounts receivable balances as of December 31, 2010 and December 31, 2009 are primarily due to significant amounts of "not-to-exceed" undefinitized contracts whereby we cannot fully bill until the contracts are definitized although the products have been delivered.

        The following is the activity related to our allowance for doubtful accounts (in thousands):

For the year ended December 31,	Balance at Beginning of Period	Additions and Charges to Expense	Deductions and Accounts Written Off	Balance at End of Period
2010	$—	—	—	$—
2009	$—	—	—	$—
2008	$323	—	(323)	$—

3. Inventories

        Inventories consist of the following (in thousands):

	As of December 31,
	2010	2009
Raw material and supplies	$51,142	$57,026
Work in process	20,751	16,099
Finished goods	18,217	950

Inventories	$90,110	$74,075

        Due to obsolete inventories and to account for our inventory at the lower of cost or market, we reduced the cost basis of our raw material and supplies and charged to Cost of Sales $5.9 million, $20.7 million and $12.3 million during the years ended December 31, 2010, 2009 and 2008, respectively.

        Work in process mostly consists of vehicles and subassemblies in process.

        As of December 31, 2010, finished goods mostly consist of Mastiff vehicles in-transit to IST as well as completed Buffalo vehicles and modernization kits that were not accepted by the customer until 2011.

4. Other Current Assets

        Other current assets consist of the following (in thousands):

	As of December 31,
	2010	2009
Interest in escrow account for class action settlement (See Note 12, Commitments and Contingencies)	$24,000	$—
Other	17,520	3,031

Other current assets	$41,520	$3,031

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. Property and Equipment

        Property and equipment consist of the following (in thousands):

	As of December 31,
	2010	2009
Land	$4,901	$4,419
Buildings	16,117	13,246
Leasehold improvements	16,359	15,661
Machinery and equipment; including tooling and molds	36,370	33,451
Computer equipment and software	18,980	15,297
Furniture and fixtures	3,826	3,668
Demonstration and other vehicles	7,476	2,657
Manuals	705	705

	104,734	89,104
Less: Accumulated depreciation	(47,728)	(31,887)

	57,006	57,217
Construction in progress	3,416	1,701

Property and equipment, net	$60,422	$58,918

        The amount of fully depreciated assets, depreciation expense, and rent expense under operating leases is as follows (in thousands):

	As of and for the year ended December 31,
	2010	2009	2008
Fully depreciated assets	$10,917	$3,794	$344

Depreciation expense	$15,951	$13,517	$12,060

Rent expense:
Minimum rent payments	$3,584	$3,818	$2,564
Contingent and other rents	466	755	875

Total rent expense	$4,050	$4,573	$3,439

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

        Our other operating leases generally have 1- to 3-year terms, with one or more renewal options, with terms to be negotiated at the time of renewal. Contingent rents are included in rent expense in the year incurred. The excess of cumulative rent expense (recognized on the straight-line basis) over cumulative rent payments made on leases with fixed escalation terms is recognized as straight-line

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. Property and Equipment (Continued)

rental accrual and is included in Other current liabilities in the accompanying consolidated balance sheets, as follows (in thousands):

	As of December 31,
	2010	2009
Straight-line rental accrual	$274	$90

        Future minimum lease payments at December 31, 2010, for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows (in thousands):

For the year ending December 31,	Amount
2011	$3,102
2012	2,644
2013	2,381
2014	1,239
2015	—
2016 and thereafter	—

Total	$9,366

Construction in Progress

        Amounts in construction in progress as of December 31, 2010 related primarily to software for engineering, time and reporting, and for our financial consolidation system, as well as for technological installations at our new corporate headquarters in Summerville, South Carolina, and the continued expansion of our research and development facility in Edgefield, South Carolina. Amounts in construction in progress as of December 31, 2009 related primarily to engineering software, paint booth equipment and the expansion of our research and development facility located in Edgefield, South Carolina.

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

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Intangible Assets

        Intangible assets, which are included in Other assets in the accompanying consolidated balance sheets, consist of the following (in thousands):

	December 31, 2010			December 31, 2009
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Licenses	$1,000	$866	$134	$800	$755	$45
Non-compete agreement	540	518	22	540	383	157
Customer base	200	200	—	200	200	—
Special expertise	400	400	—	400	400	—

Total	$2,140	$1,984	$156	$1,940	$1,738	$202

        In May 2010, we acquired a $0.2 million license in connection with the JAMMA. (See Note 1, Summary of Significant Accounting Policies). All of the other intangible assets listed above were acquired in March 2007 from our purchase of a research and development testing facility located in Edgefield, South Carolina.

        Amortization expense for intangible assets was approximately $246,000, $452,000 and $701,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Future amortization expense is as follows (in thousands):

For the year ending December 31,	Amount
2011	$123
2012	33

Total	$156

7. Other Current Liabilities

        Other current liabilities consist of the following (in thousands):

	As of December 31,
	2010	2009
Litigation reserve for class action settlement (See Note 12, Commitments and Contingencies)	$24,000	$—
Compensation and benefits	12,171	9,879
Current income taxes payable	7,717	6,653
Warranty reserves	981	1,598
Other	6,074	2,914

Other current liabilities	$50,943	$21,044

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

7. Other Current Liabilities (Continued)

Warranty Reserves

        Warranty reserves consist of the following (in thousands):

	As of December 31,
	2010	2009	2008
Balance at beginning of year	$1,598	$5,240	$3,694
Charges to expense (income)	296	(407)	4,394
Costs paid or otherwise settled	(913)	(3,235)	(2,848)

Balance at end of year	$981	$1,598	$5,240

8. Shareholders' Equity

Authorization of Shares

        We have the authority to issue 310 million shares, in aggregate, consisting of 300 million shares of common stock and 10 million shares of preferred stock. On June 1, 2009, we filed a certificate of withdrawal for the certificates of designation of preferred stock pursuant to a board resolution on May 14, 2009. By shareholder resolution adopted effective January 1, 2005, all classes of stock were declared to have a par value of $0.001 per share. As of December 31, 2010, 2009 and 2008, we had no shares of preferred stock outstanding.

Preferred Stock Transactions

        There were no preferred stock transactions for the years ended December 31, 2010, 2009 and 2008.

Common Stock Transactions

For the year ended December 31, 2010

        During 2010, employees exercised stock options to purchase 43,210 shares of our common stock at an aggregate exercise price of $145,648. In connection with the option exercises, we withheld 15,432 shares from issuance to satisfy the exercise price and tax withholding requirements for those employees electing to exercise their options on a "cashless" basis. In addition, 6,668 of the exercised stock options were settled in cash with no shares being issued in accordance with an employee termination agreement.

        Also during 2010, we issued 1,025,565 shares of common stock under our Stock Plan with restrictions for vesting and/or performance conditions that will be held by the Company in escrow until the required conditions are met. Common shares totaling 355,555 were released from escrow in 2010 without restrictions due to vesting of restricted stock awards during the year. In addition, 174,462 shares were cancelled in consideration of employee income tax withholding requirements as elected upon vesting, and 88,392 shares were forfeited as a result of employment terminations. Total outstanding contingent shares issued by the Company and outstanding at December 31, 2010 under the plan were 1,526,889.

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8. Shareholders' Equity (Continued)

For the year ended December 31, 2009

        During 2009, employees exercised stock options to purchase 29,998 shares of our common stock at an aggregate exercise price of $80,593.

        Also during 2009, we issued 1,595,279 shares of common stock under our Stock Plan. Of the 1,595,279 shares issued, 1,545,279 shares were issued with restrictions for vesting and/or performance conditions and will be held by the Company in escrow until the required conditions are met. Of these shares, 232,879 were released from escrow in 2009 without restrictions due to vesting of restricted stock awards during the year. In addition, 95,907 shares were cancelled in consideration of employee income tax withholding requirements as elected upon vesting, and 92,113 shares were forfeited as a result of employment terminations. Total outstanding contingent shares issued by the Company and outstanding at December 31, 2009 under the plan were 1,124,380.

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

9. Stock-Based Compensation

Stock Options

        In 2010, our employees were granted options to purchase an aggregate of 418,148 shares of our common stock. Stock options were granted at an exercise price equal to the closing market price at the date of grant. Options generally vest ratably over three years. Options and restricted stock grants that are subject solely to service vesting requirements are expensed on a straight-line basis over the applicable vesting period. Restricted stock grants subject to performance and service vesting criteria are expensed using the graded-vesting attribution method in accordance with ASC Topic 718, "Compensation—Stock Compensation," over the vesting period. Options granted expire no later than 10 years after the grant date.

        In 2010, employees and non-employee directors also received grants of restricted stock totaling 1,025,565 shares which generally vest ratably over three years. 461,128 of those shares were new shares which vest based solely due to service. 393,602 of the shares granted are subject to the achievement of performance vesting criteria whereby the first one-third vests based on a one-year performance measure, the second one-third vests based on a two-year cumulative performance measure, and the last one-third vests based on a three-year cumulative performance measure. The remaining 170,835 shares were granted as a result of performance achievement in 2009 at thirty-three and one-third percent above target for the 2009 performance vesting grants. Subject to the terms of the 2009 performance grants, these 170,835 shares are subject to vesting based solely on service. The shares granted in 2010 that were subject to a performance vesting criteria were granted at threshold performance levels. If performance is achieved above threshold, additional shares will be issued on the anniversary of the grant date. In the event performance is below threshold levels in years one or two, those shares are rolled over to the following year and may be earned upon achieving the cumulative performance

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. Stock-Based Compensation (Continued)

measures for those subsequent years. As of December 31, 2010, performance required to earn the first one-third of the 2010 performance grants was below the threshold. The performance grants were rolled over to 2011 and may be earned based on the cumulative performance for 2010 and 2011. Shares available for issuance under the plan for future option and stock grants at December 31, 2010 totaled 1,760,153 shares.

        All equity awards are settled by issuing new shares of common stock or those held as treasury stock.

        We used the Black-Scholes valuation model to determine the fair value of options granted during the years ended December 31, 2010, 2009 and 2008. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility. Because our trading history is shorter than the expected life of the options, we used historical stock price volatility data from comparable companies to supplement our own historical volatility to determine expected volatility assumptions. We calculated volatility using weekly closing prices as of grant date for a period commensurate with the expected term. We do not pay a dividend, and therefore assume a zero percent dividend yield in our pricing model. Risk-free interest rates are based on U.S. Treasury STRIP (Separate Trading of Registered Interest and Principal) yields, converted to continuously compounded rates, with terms to maturity consistent with the expected lives of the options. Because we do not have a sufficient history of option exercise or cancellation, we estimated the expected life of the options by using the short-cut approach described and permitted in ASC Topic 718, "Compensation—Stock Compensation," for grants made in 2010, 2009 and 2008. Under the Black-Scholes option-pricing model, the weighted-average fair value per share of employee stock options granted during the years ended December 31, 2010, 2009 and 2008 was $3.21, $3.43 and $1.83, respectively. For Restricted Stock, the fair value recognized is equal to the closing price of our stock on the date of grant. The fair value of our options was estimated using the following assumptions:

	As of December 31,
	2010	2009	2008
Expected volatility	64.32%	61.89%	58.60%
Risk-free interest rate	2.70%	2.20%	2.28%
Expected forfeiture rate	20.00%	20.00%	10.00%
Dividend yield	0.00	0.00	0.00
Stock price on date of grants	$5.32	$5.91	$3.28
Expected option terms (in years)	6.00	6.00	6.00
Contractual term (in years)	10.00	10.00	10.00
Option vesting term (in years)	3.00	3.00	3.00

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. Stock-Based Compensation (Continued)

Stock Option Activity—

        The following table summarizes stock option activity for the Stock Plans during the year ended December 31, 2010:

	Number of Options	Weighted- Average Excerise Price (per share)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding—December 31, 2009	681,389	$3.58
Granted	418,148	$5.32
Exercised	(43,210)	$3.37
Forfeited	(68,361)	$4.34
Cancelled/ expired	(1,666)	$3.28

Options outstanding—December 31, 2010	986,300	$4.27

Vested and expected to vest (net of estimated forfeitures)—December 31, 2010(a)	976,775	$4.15	8.30	$1,357
Exercisable—December 31, 2010	371,016	$3.46	7.76	$777

        The following table summarizes stock option activity for the Stock Plans during 2009:

	Number of Options	Weighted- Average Excerise Price (per share)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding—December 31, 2008	717,499	$3.25
Granted	80,322	$5.91
Exercised	(29,998)	$2.69
Forfeited	(86,434)	$3.37

Options outstanding—December 31, 2009	681,389	$3.58

Vested and expected to vest (net of estimated forfeitures)—December 31, 2009(a)	643,757	$3.54	8.83	$1,125
Exercisable—December 31, 2009	279,020	$3.86	7.08	$445

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. Stock-Based Compensation (Continued)

        The following table summarizes stock option activity for the Stock Plans the year ended December 31, 2008:

	Number of Options	Weighted- Average Excerise Price (per share)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding—December 31, 2007	548,532	$6.96
Granted	715,000	$3.28
Exercised	(31,000)	$1.50
Forfeited	(15,000)	$3.28
Cancelled/ expired	(500,033)	$7.48

Options outstanding—December 31, 2008	717,499	$3.25

Vested and expected to vest (net of estimated forfeitures)—December 31, 2008(a)	660,999	$3.25	9.67	$1,809
Exercisable—December 31, 2008	17,499	$2.19	1.54	$71

(a)
For options vested and expected to vest and options exercisable, the aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Force Protection, Inc.'s closing stock price on December 31, 2010, December 31, 2009, and December 31, 2008, and the exercise price multiplied by the number of in-the-money options) that would have been received by the option holders had the holders exercised their options on December 31, 2010, December 31, 2009, and December 31, 2008 at prices of $5.51, $5.21and $5.98, respectively. The intrinsic value changes based on changes in the fair market value of Force Protection, Inc.'s common stock.

  Restricted Stock

  Non-vested Restricted Stock Activity—

        The following tables summarize activity for non-vested restricted stock awards for the years ended December 31, 2010, 2009 and 2008.

	Number of Shares	Average Grant Date Fair Value (per share)
Non-vested restricted stock—December 31, 2009	1,124,380	$4.65
Granted	1,025,565	$5.42
Vested	(534,664)	$4.59
Forfeited	(88,392)	$5.16

Non-vested restricted stock—December 31, 2010	1,526,889	$5.16

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. Stock-Based Compensation (Continued)

	Number of Shares	Average Grant Date Fair Value (per share)
Non-vested restricted stock—December 31, 2008	915,600	$3.45
Granted	664,679	$5.96
Vested	(378,786)	$3.98
Forfeited	(77,113)	$4.99

Non-vested restricted stock—December 31, 2009	1,124,380	$4.65

	Number of Shares	Average Grant Date Fair Value (per share)
Non-vested restricted stock—December 31, 2007	120,513	$5.68
Granted	880,600	$3.28
Vested	(70,513)	$5.14
Forfeited	(15,000)	$3.28

Non-vested restricted stock—December 31, 2008	915,600	$3.45

        Other information pertaining to stock-based compensation for the years ended December 31, 2010, 2009 and 2008 is as follows:

        Stock-based compensation includes the expense associated with both stock options granted to employees and stock grants issued to employees, both of which are assumed to result in future tax deductions (in thousands):

	For the year ended December 31,
	2010	2009	2008
Stock options	$755	$462	$44
Stock grants	2,640	2,931	226

Total stock-based compensation	$3,395	$3,393	$270

Related tax benefit of stock-based compensation	$1,205	$1,187	$96

        As of December 31, 2010, Force Protection, Inc. had total unrecognized compensation cost of $4.4 million to be amortized over a weighted average period of 1.5 years.

        All equity awards settled in 2010 were settled in shares other than two awards which were settled in cash in connection with the termination of one employee. The following table presents the total

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. Stock-Based Compensation (Continued)

intrinsic value of options exercised and fair value of restricted stock which vested during the years ended December 31, 2010, 2009 and 2008 (in thousands):

	For the year ended December 31,
	2010	2009	2008
Intrinsic value of options exercised	$116	$110	$120
Fair value of shares vested during year	$2,983	$2,029	$296

        The income tax benefit related to stock options exercised and restricted stock vesting was $1.1 million, $0.7 million and $0.1 million, for the years ended December 31, 2010, 2009 and 2008, respectively.

10. Income Taxes

        Force Protection is subject to U.S. federal, state, and local income taxes. Income before income tax expense is as follows (in thousands):

	For the year ended December 31,
	2010	2009	2008
Income before income tax expense	$23,522	$43,888	$69,583

        The significant components of the provision for income tax expense are as follows (in thousands):

	For the year ended December 31,
	2010	2009	2008
Current:
Federal	$4,499	$16,224	$19,531
State and local	452	843	75

Total current expense	4,951	17,067	19,606

Deferred:
Federal	3,349	(2,813)	2,477
State and local	9	174	581

Total deferred benefit	3,358	(2,639)	3,058

Income tax expense	$8,309	$14,428	$22,664

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

        A reconciliation of the statutory federal income tax expense rate to the effective income tax expense rate is as follows:

	For the year ended December 31,
	2010	2009	2008
Income tax expense at statutory rate	35.00%	35.00%	35.00%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal tax benefit	2.08%	1.92%	0.92%
State credits	—	(14.04)%	—
Increase in valuation allowance	—	14.04%	—
Research and development credit	(3.21)%	(4.05)%	(1.44)%
Domestic Production Activities Deduction	(0.54)%	(2.44)%	(1.92)%
Other	(0.23)%	(0.16)%	(0.61)%
Nondeductible items	2.90%	0.21%	0.62%
Uncertain tax benefits	(0.68)%	2.39%	—

Effective income tax expense rate	35.32%	32.87%	32.57%

        The effective tax rate is the provision for income taxes as a percent of income before income taxes. The effective tax rates differ from the expected federal statutory rate of 35% primarily due to the benefits from the research and development tax credits and the domestic production activities deduction, offset by state income taxes and certain nondeductible items.

        Deferred income taxes recognize the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

purposes and the impact of available net operating loss (NOL) carryforwards. The significant components of our deferred tax assets and liabilities are as follows (in thousands):

	For the year ended December 31,
	2010	2009
Deferred income tax assets:
Net operating loss carryforward	$878	$1,064
Inventories	7,333	13,001
Accounts receivable	150	403
Warranty reserves	348	567
Litigation reserve	2,781	—
Stock-based compensation	1,048	1,152
Employee compensation accruals	2,172	1,674
Taxes	—	301
South Carolina credits, net	6,153	6,251
Other	318	14

Total deferred income tax assets	21,181	24,427
Valuation allowance	(6,153)	(6,161)

Total deferred income tax assets, net of valuation allowance	15,028	18,266
Deferred income tax liabilities:
Depreciation and amortization	(2,713)	(3,267)
Prepaid expenses	(952)	—

Total deferred income tax liabilities	(3,665)	(3,267)

Net deferred income tax assets	11,363	14,999
Less current deferred tax assets	12,336	16,235

Noncurrent deferred tax liabilities	$(973)	$(1,236)

        ASC Topic 740, "Income Taxes," requires that we reduce our deferred income tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. Based on its South Carolina profile, the Company does not currently anticipate being able to use some portion of its South Carolina credits and has recorded a corresponding valuation allowance. These credits expire between 2018 and 2023.

        As of December 31, 2010 and 2009, we had unused federal NOL carryforwards of approximately $2.5 million and $3.0 million, respectively. Such losses expire in various amounts at varying times through December 31, 2025. However, in accordance with Internal Revenue Code Section 382, these NOL carryforwards are subject to limitations. These NOL carryforwards resulted in a deferred tax asset of approximately $0.9 million and $1.1 million as of December 31, 2010 and 2009, respectively.

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

        A reconciliation of the total gross amount of unrecognized tax benefits at December 31, 2010 and December 31, 2009 is as follows (in thousands):

	For the year ended December 31,
	2010	2009
Beginning balance	$1,020	$—
Additions for tax positions of the current year	270	250
Additions for tax positions of the prior year	—	770
Reductions for tax positions of prior years	(400)	—

Ending balance	$890	$1,020

        Tax years ended December 31, 2002 through December 31, 2010 remain open and are subject to examination by the Internal Revenue Service. However, we believe that we have appropriate support for the income tax positions taken and to be taken on our income tax returns and that our income tax receivable and accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter. However, we do have a $0.9 million reserve, which includes approximately $15,000 of interest, for prior years' income taxes as a result of applying the guidance in ASC Topic 740, "Income Taxes." If recognized, the entire $0.9 million would favorably impact our effective tax rate. It is reasonably possible that certain unrecognized tax benefits as of December 31, 2010, could decrease by approximately $0.4 million during the subsequent twelve months due to the resolution of some or all of these matters by various taxing authorities or by the expiration of statutes of federal and state limitations.

11. Earnings Per Common Share

        The following table shows the information used in the calculation of basic and diluted earnings per common share (in thousands, except number of shares and per share amounts):

	For the year ended December 31,
	2010	2009	2008
Numerator—Basic and diluted:
Net income	$15,213	$29,460	$46,919

Denominator:
Weighted average common shares outstanding—basic	68,827,797	68,450,316	68,314,279
Add: Stock options	136,332	134,243	17,346
Add: Stock grants	821,867	481,063	61,707

Weighted average common shares outstanding—diluted	69,785,996	69,065,622	68,393,332

Basic earnings per common share:
Net income—basic	$0.22	$0.43	$0.69
Diluted earnings per common share:
Net income—diluted	$0.22	$0.43	$0.69

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. Earnings Per Common Share (Continued)

        The calculation of earnings per common share is based on the weighted-average number of our common shares outstanding during the applicable period. The calculation for diluted earnings per common share recognizes the effect of all dilutive potential common shares that were outstanding during the respective periods, unless their impact would be anti-dilutive. We use the treasury stock method to calculate the dilutive effect of stock options and other common stock equivalents (potentially dilutive shares). These potentially dilutive shares include stock options and stock grants. We did not include stock options to purchase 50,031 and 17,778 shares of common stock in our computation of diluted earnings per share as of December 31, 2010 and 2009, respectively, as the effect of including such options would be anti-dilutive. As of December 31, 2008, we did not exclude any potentially dilutive shares from the calculation of diluted earnings per share.

12. Commitments and Contingencies

Financing Commitments—Credit Facility

        As of December 31, 2009 and December 31, 2010, we had a $40 million revolving credit line with Wells Fargo Bank, National Association, which expires April 30, 2012. Furthermore, we can designate up to $5.0 million for letters of credit against the $40 million line of credit. There were no borrowings outstanding under the facility as of December 31, 2009 or December 31, 2010. However, on July 23, 2010, we obtained a letter of credit in the amount $3.3 million Australian dollars for the performance of our obligations under a contract for the Protected Mobility Vehicle-Light program (Land 121). This letter of credit has lowered the availability under our line of credit to approximately $36.6 million as of December 31, 2010. Borrowings under the line of credit bear a floating interest rate per annum on any principal borrowings applicable to the LIBOR rate plus a spread. The bank's obligation to make loans under the line of credit is subject to, among other things, our compliance with various covenants to include a maximum leverage ratio. As of December 31, 2010, we were in compliance with all of our revolving line of credit covenants.

Unconditional Purchase Commitments

        As of December 31, 2010, we had outstanding $155.1 million of noncancelable purchase obligations. Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Force Protection and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

Legal Proceedings

Shareholder Class Action and Derivative Actions

        On March 10, 2008, the first of ten related class action lawsuits was filed against us and certain of our former and current directors and officers in the U.S. District Court for the District of South Carolina, Charleston Division, on behalf of a purported class of investors who purchased or otherwise acquired our stock during the period between August 14, 2006 and February 29, 2008. The complaints sought class certification, and the allegations include, but are not limited to, that the defendants violated the Securities Exchange Act of 1934 and made false or misleading public statements and/or omissions concerning our business, internal controls, and financial results. The individual class action lawsuits were consolidated on June 10, 2008, under the caption In Re Force Protection, Inc. Securities

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Commitments and Contingencies (Continued)

Litigation, Action No. 2:08-cv-845-CWH (Securities Class Action). The parties to the Securities Class Action filed a stipulation of settlement on September 27, 2010. The Court granted preliminary approval of the settlement on October 5, 2010 and at the January 25, 2011 hearing on the parties' motions for final approval of the settlement, the Court verbally stated that it would approve the settlement, but has not yet issued a written order concerning final approval. The settlement amount is $24.0 million.

        Between March 27, 2008 and September 24, 2010, a series of related shareholder derivative actions were filed in both state and federal courts against certain of our former and current directors and officers alleging that the individual defendants breached fiduciary duties, abused control, engaged in gross mismanagement, wasted corporate assets and were unjustly enriched. Recovery is sought for the benefit of the Company, which has been named a nominal defendant in each derivative action. The state court actions pending in South Carolina were consolidated on May 18, 2009. Another derivative action was filed in state court in Nevada in September 2010. Four derivative lawsuits pending in the U. S. District Court for the District of South Carolina, Charleston Division, were consolidated on March 31, 2009, under the caption In Re Force Protection, Inc. Derivative Litigation, Action No. 2:08-cv-01907-CWH. An agreement to settle the consolidated shareholder derivative lawsuit pending in federal court (but not the state court proceeding) has been reached and was preliminarily approved by the court on October 5, 2010. This federal shareholder derivative settlement provides that the Company will adopt certain corporate governance practices, receive a payment of $2.25 million from insurance, and pay plaintiffs' attorney's fees and expenses in an amount not to exceed $2.3 million. On December 13, 2010, a hearing was held to determine the final approval of this federal derivative action settlement, but the court has not yet ruled.

        Neither the Company nor any of its present and former directors and officers has admitted any wrongdoing or liability in connection with these settlements. Additionally, each settlement provides that the parties have reached a mutually agreeable resolution of the case to avoid protracted and expensive litigation, including the outcome and risks associated with proceeding. In connection with the shareholder class action and federal derivative action settlements, we recorded an $8.5 million charge to General and administrative expenses in the third quarter of 2010. As of December 31, 2010, we have recorded a $24.0 million asset within Other current assets in the accompanying consolidated balance sheet, reflecting the escrow account that relates to the class action settlement. In addition, we have recorded a $24.0 million litigation reserve for the class action settlement, which is included in Other current liabilities in the accompanying consolidated balance sheet as of December 31, 2010. Furthermore, we have established an asset account and a liability account based on management's estimates and beliefs, to address certain litigation-related matters.

Other Disputes

        A total of 78 complaints from current and former employees are currently pending with the U.S. Equal Employment Opportunity Commission (EEOC), alleging, among other things, race and/or gender discrimination. A majority of the complaints have been pending over the past four years. The EEOC is currently investigating the complaints. We have responded and continue to respond to the complaints as such responses become due, and have investigated the allegations.

        On June 26, 2009, a temporary independent contractor whose services we terminated in 2007 filed a complaint against the Company in the U.S. District Court for the District of South Carolina, Charleston Division, as Civil Action No. 2:09cv1708-DCN-BM, which alleges a violation under the

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Commitments and Contingencies (Continued)

employee protection provisions of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002, 18 U.S.C. §1514A. The former independent contractor alleges that we terminated his engagement in retaliation for his allegation of certain corporate governance, government contracting, accounting and other irregularities. On March 12, 2010, we filed motions to dismiss certain claims in the plaintiff's complaint and the motions are still pending.

        In September 2010, we submitted a voluntary disclosure to the Directorate of Defense Trade Controls (DDTC) in regard to the inadvertent import of a vehicle into the U.S. without proper DDTC authorization. Simultaneous with this submission, we requested authorization to allow the vehicle to remain in the U.S. and be displayed at various locations, which the DDTC granted. Our submission to the DDTC also proposed self-corrective actions, which we are implementing. We have received a response from the DDTC which has accepted our proposed self-corrective actions without any fines or penalties.

        Although we intend to defend ourselves in connection with the foregoing legal proceedings and claims, there can be no assurance that we will ultimately prevail in any of these matters, and any settlement or adverse judgment may have a material adverse effect on our business, financial position, results of operations, or cash flows. We are also a party to other litigation which we consider routine and incidental to our business. We may be involved from time to time in other litigation that could have a material effect on our operations or finances. Other than the litigation described above, we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, financial position, results of operations or cash flows.

13. Employee Benefits

401(k) Plan

        We entered into a 401(k)/Profit Sharing Plan (401(k) Plan) effective January 1, 2004. The 401(k) Plan, which included 788, 651 and 367 participants as of December 31, 2010, 2009 and 2008, respectively, is a defined contribution plan covering all of our full-time and certain part-time employees.

        The 401(k) Plan permits employees to participate in the 401(k) Plan effective with the first day of employment. The 401(k) Plan is participant-directed, and, therefore, participants are allowed to select the investment funds to which they wish to contribute. The 401(k) Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

        Contributions:    Participants electing to make pre-tax salary contributions or after-tax Roth contributions to the 401(k) Plan may contribute not less than 1% of compensation and no more than the maximum allowed by law. Contributions are limited in accordance with IRS regulations. Participants may allocate their contributions among the 401(k) Plan's various funds.

        Effective March 10, 2008 through December 31, 2009, the 401(k) Plan included a Company matching contribution, where the Company matched 50% of employee contributions up to 6% of compensation. Effective January 1, 2010, the 401(k) Plan was amended to include a Company match of up to 4% of compensation. The Company's matching contribution expense for the year ended December 31, 2010, 2009 and 2008 totaled $1.6 million, $1.0 million and $0.5 million, respectively.

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

Gain Sharing Program

        The Gain Sharing Program, which was terminated as of December 31, 2008, was originally authorized by the Board of Directors on March 1, 2007 and provided for additional compensation that was paid quarterly in arrears to eligible employees for quarters in which we earned net income. Under the Gain Sharing Program, we distributed ten percent of each quarter's net income equally to all eligible employees. We expensed $4.7 million under the Gain Sharing Program for the year ended December 31, 2008.

Short-Term Incentive Plan

        In January 2010, the Compensation Committee approved, for eligible executives, performance metrics and target performance levels for the 2010 Short-Term Incentive Plan, which is not a shareholder-approved plan. The 2010 Short-Term Incentive Plan was designed to align annual incentive pay with business objectives and performance. For 2010, the plan included four metrics that were focused on what the Company believed to be the key strategic metrics for the organization and drivers of shareholder value. In February 2011, the Board determined the final awards made under the 2010 Short-Term Incentive Plan. We expensed $5.9 million under the 2010 Short-Term Incentive Plan for the year ended December 31, 2010.

        In March 2009, the Compensation Committee approved, for eligible executives, performance metrics and target performance levels for the 2009 Short-Term Incentive Plan, which is not a shareholder-approved plan. The 2009 Short-Term Incentive Plan was designed to align annual incentive pay with business objectives and performance. For 2009, the plan included three performance metrics that are focused on what the Company believes are key strategic metrics for the organization and drivers of shareholder value. We expensed $5.3 million under the 2009 Short-Term Incentive Plan for the year ended December 31, 2009.

        We expensed $1.7 million under the 2008 Short-Term Incentive Plan for the year ended December 31, 2008.

2008 Stock Plan

        In November 2008, the Company's stockholders adopted the 2008 Stock Plan (Stock Plan), which allows the Company to grant options, restricted stock, restricted stock units and stock grants to employees, consultants, and directors of the Company. Under the Stock Plan, stock options may not be granted at less than fair market value on the date of grant, and all options generally vest over a three-year period. These options generally expire ten years after the grant date. The Company has reserved for issuance an aggregate of 5,200,000 shares of common stock under the Plan. As of December 31, 2010, 2009 and 2008, 1,760,153 and 2,995,447 and 5,200,000 shares were available for

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

13. Employee Benefits (Continued)

future issuance under the 2008 Stock Plan. We expensed $3.4 million under the Stock Plan for both the years ended December 31, 2010 and 2009 and $0.1 million under the Stock Plan for the year ended December 31, 2008.

Deferred Compensation Plan

        At its September 2009 meeting, the Compensation Committee approved the Force Protection Deferred Compensation Plan. The plan, available to named executive officers and other members of senior management, allowed participants to elect to defer up to 16% of their base salaries in 2009 and 16% of their bonus earned in 2009. In 2010, participants were able to elect to defer up to 85% of base salary and/or short-term incentive payments.

        The plan also provides for a discretionary Company contribution to all participant accounts to offset the limitations imposed on the tax-qualified 401(k) plan due to the IRC Section 401(a)(17) pay limit ($245,000 for 2009 and 2010). For 2009, the Company elected to make a contribution of 3% of a participant's earnings that could not be recognized because of the pay limit. The Company's contribution expense for the year ended December 31, 2010 and 2009 totaled $0.1 million in both periods.

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

14. Summarized Quarterly Unaudited Financial Data

        The following tables present selected operating results for each quarter of the years ended December 31, 2010 and 2009 (in thousands, except per share amounts):

	For the year ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$134,847	$137,139	$176,265	$207,722
Gross profit	$25,389	$31,682	$33,575	$43,086
Net income (loss)	$1,136	$4,777	$(1,864)	$11,164
Earnings (loss) per share:
Basic	$0.02	$0.07	$(0.03)	$0.16
Diluted	$0.02	$0.07	$(0.03)	$0.16

Force Protection, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. Summarized Quarterly Unaudited Financial Data (Continued)

	For the year ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$184,734	$187,116	$316,164	$289,037
Gross profit	$36,902	$25,713	$26,536	$52,345
Net income	$7,376	$441	$3,219	$18,424
Earnings per share:
Basic	$0.11	$0.01	$0.05	$0.27
Diluted	$0.11	$0.01	$0.05	$0.27

15. Subsequent Events

        On March 9, 2011, the Company announced that its board of directors has authorized the Company to repurchase up to $20 million of its common stock. The repurchase program calls for shares to be purchased in the open market or in private transactions. The Company may suspend or discontinue the program at any time. The Company may repurchase shares from time to time depending upon market conditions, the market price of the Company's common stock, and management's assessment of liquidity and cash flow needs.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, at the direction of our chief executive officer (our principal executive officer) and chief financial officer (our principal financial officer), performed an evaluation of the effectiveness and design of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), as of December 31, 2010. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2010, Force Protection's disclosure controls and procedures were effective.

        Management has concluded that the consolidated financial statements included in this report present Force Protection's financial position fairly, in all material respects, for the periods presented. Financial statements were presented in accordance with generally accepted accounting principles in the United States of America (GAAP).

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

        Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, our management, including our chief executive officer and chief financial officer, concluded that our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) was effective as of December 31, 2010.

        Our independent registered public accounting firm, Grant Thornton LLP, has issued a report on our internal control over financial reporting as of December 31, 2010, which is included on page 54.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended

December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Incorporated by reference from the information in our proxy statement for the 2011 Annual Meeting of Shareholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 11.    EXECUTIVE COMPENSATION

        Incorporated by reference from the information in our proxy statement for the 2011 Annual Meeting of Shareholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS

        Incorporated by reference from the information in our proxy statement for the 2011 Annual Meeting of Shareholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        Incorporated by reference from the information in our proxy statement for the 2011 Annual Meeting of Shareholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated by reference from the information in our proxy statement for the 2011 Annual Meeting of Shareholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, investors are reminded that they are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about Force Protection or the other parties to the agreements. Some of the agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

EXHIBIT INDEX

NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger (incorporated by reference to Exhibit 2.1 to the Company's Annual Report on Form 10-K filed September 15, 2008)
3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed May 11, 2009)
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed November 26, 2008)
3.3	Certificate of Correction to Restated Articles of Incorporation (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q filed May 11, 2009)
3.4	Second Amended and Restated By-Laws of Force Protection, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed November 26, 2008)
10.1
Lease Agreement between Dorchester County, South Carolina and Lati Industries, Inc., dated December 7, 1998, filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference. (This lease was assumed by the Company under the Assignment and Assumption Agreement, dated March 22, 2007 incorporated by reference to Exhibit 10. 35 to the Company's Annual Report on Form 10-K filed September 15, 2008)
10.2
Building No. 3 Industrial Lease between Force Protection, Inc. and Aerospace/Defense, Inc. dated September 2, 2003 (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form10-QSB filed August 13, 2004)
10.3
Building No. 2 Industrial Lease Letter Agreement between Force Protection, Inc. and Aerospace/Defense, Inc., dated July 13, 2004 (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-QSB filed August 13, 2004)
10.4
Building No. 1 Office Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated June 1, 2005 (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007)
10.5
Production License Agreement between Force Protection Industries, Inc. and BAE Systems Land & Armaments, LP, dated June 13, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 14, 2006)
10.6
Logistic Support Agreement between Force Protection Industries, Inc. and BAE Systems Land & Armaments, LP, dated June 13, 2006 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 14, 2006)
10.7
Letter Agreement among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated July 18, 2006, regarding Building No. 2 Industrial Lease and Building No. 3 Industrial Lease (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007)
10.8
Modification No. 01 to Subcontract No. SCT0044135 between Force Protection Industries, Inc. and BAE Land Systems and Armaments L.P., dated August 8, 2006 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K filed September 15, 2008)
10.9
Contract between Force Protection Industries, Inc. and the British Ministry of Defence, dated August 11, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 17, 2006)

NUMBER	DESCRIPTION
10.10	Memorandum of Agreement and Cooperation between Mechem, a division of Denel (PTY) Ltd. and Force Protection, Inc., dated September 28, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 28, 2006)
10.11
Letter Contract issued to the Company by the United States Marine Corps Systems Command, dated January 25, 2007 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 5, 2007)
10.12
Ground Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated February 1, 2007 (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007)
10.13
Second Amendment to Building No. 2 Industrial Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated February 1, 2007 (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007)
10.14
Letter Contract issued to Force Protection, Inc. by the United States Marine Corps Systems Command, dated February 14, 2007 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 20, 2007)
10.15
Letter Contract issued to Force Protection, Inc. by the United States Marine Corps Systems Command, dated March 9, 2007 (incorporated by reference to s Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 15, 2007)
10.16
Purchase and Sale Agreement between Force Protection, Inc. and NEWTEC Services Group, Inc., dated March 9, 2007 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 15, 2007)
10.17
Asset Purchase Agreement between Force Protection Technologies, Inc. and Lati USA, Inc., dated March 22, 2007 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 28, 2007)
10.18
Assignment and Assumption Agreement between Force Protection Technologies, Inc. and Lati USA, Inc., dated March 22, 2007 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 28, 2007)
10.19
Post Closing Memorandum between Force Protection Technologies, Inc. and Lati USA, Inc., dated March 22, 2007 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed March 28, 2007)
10.20
Technology and License Agreement among Force Protection, Inc., General Dynamics Land Systems Inc. and Force Dynamics LLC, dated April 3, 2007 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007)
10.21
Modification of Contract Agreement with the United States Marine Corps, dated April 17, 2007 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed August 9, 2007)
10.22
Delivery Order under Contract No. M67854-07-D-5031 with the United States Marine Corps Systems Command, dated April 23, 2007 (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed August 9, 2007)
10.23
Delivery Order under Contract No. M67854-07-D-5031 with the United States Marine Corps Systems Command, dated June 19, 2007 (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed August 9, 2007)

NUMBER	DESCRIPTION
10.24	First Amendment to Building No. 1 Office Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated July 1, 2007 (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007)
10.25
First Amendment to Ground Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated July 1, 2007 (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007)
10.26
Second Amendment to Building No. 3 Industrial Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated July 1, 2007 (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007)
10.27
Fourth Amended and Restated Building No. 1 Industrial Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated July 1, 2007 (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007)
10.28
Third Amendment to Building No. 2 Industrial Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated July 1, 2007 (incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007)
10.29
License Agreement between Force Protection Industries, Inc. and the CSIR, dated July 6, 2007 (incorporated by reference to s Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007)
10.30
Security Agreement between Force Protection, Inc. and Wachovia Bank, National Association, dated July 20, 2007 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 9, 2007)
10.31
Delivery Order No. 5 under Contract M67854-07-D-5031 with the United States Marine Corps Systems Command, dated August 10, 2007 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007)
10.32
Subcontract Agreement among Force Protection Industries, Inc., General Dynamics, Inc., and General Dynamics Land Systems, Inc., dated September 10, 2007 (incorporated by reference to Exhibit 10.52 to the Company's Annual Report on Form 10-K filed September 15, 2008)
10.33
Delivery Order No. 6 under Contract M67854-07-D- 5031 with the United States Marine Corps Systems Command, dated October 18, 2007 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed November 13, 2007)
10.34
Memorandum of Agreement between the CSIR and Force Protection Industries, Inc., dated October 29, 2007 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 2, 2007)
10.35
Fourth Amendment to Building No. 2 Industrial Lease among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated November 1, 2007 (incorporated by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K filed September 15, 2008)
10.36
Delivery Order No. 7 under Contract No. M67854-07-D-5031 with the United States Marine Corps Systems Command, dated December 18, 2007 (incorporated by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K filed September 15, 2008)**

NUMBER	DESCRIPTION
10.37	Extension Amendment to Leases between Force Protection, Inc. and Aerospace/Defense, Inc., dated January 10, 2008 (incorporated by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K filed September 15, 2008)
10.38
Amendment of Solicitation/Modification of Contract with United States Marine Corps Systems Command, dated February 22, 2008 (incorporated by reference to Exhibit 10.65 to the Company's Annual Report on Form 10-K filed September 15, 2008)**
10.39	Employment Agreement between Force Protection, Inc. and Michael Moody, dated March 19, 2008, (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K)*
10.40	Agreement between Force Protection, Inc. and Lenna Ruth Macdonald, dated March 24, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 24, 2008)*
10.41
Amendment of Solicitation/Modification of Contract between Force Protection Industries, Inc. and the United States Marine Corps Systems Command, dated May 19, 2008 (incorporated by reference to Exhibit 10.78 to the Company's Annual Report on Form 10-K filed September 15, 2008)**
10.42
Amendment of Solicitation/Modification of Contract between Force Protection Industries, Inc. and the United States Marine Corps Systems Command, dated May 30, 2008 (incorporated by reference to Exhibit 10.79 to the Company's Annual Report on Form 10-K filed September 15, 2008)**
10.43	Agreement between Force Protection, Inc. and Charles Mathis, dated June 25, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 27, 2008)*
10.44
Second Extension Amendment to Leases between Force Protection, Inc. and Aerospace/Defense, Inc., dated June 25, 2008 (incorporated by reference to Exhibit 10.81 to the Company's Annual Report on Form 10-K filed September 15, 2008)
10.45
Amendment of Solicitation/Modification of Contract between Force Protection Industries, Inc. and the United States Marine Corps, dated October 1, 2008 (incorporated by reference to Exhibit 10.85 to the Company's Annual Report on Form 10-K filed March 26, 2009)**
10.46
Amendment of Solicitation/Modification of Contract between Force Protection Industries, Inc. and the United States Army Tank Automotive and Armaments Command, dated October 20, 2008 (incorporated by reference to Exhibit 10.66 to the Company's Annual Report on Form 10-K filed March 26, 2009)**
10.47
Amendment of Solicitation/Modification of Contract between Force Protection Industries, Inc. and the United States Marine Corps Systems Command, dated December 17, 2008 (incorporated by reference to Exhibit 10.69 to the Company's Annual Report on Form 10-K filed March 26, 2009)**
10.48
Letter Agreement among Force Protection, Inc., Force Protection Industries, Inc., and Aerospace/Defense, Inc., dated December 22, 2008, regarding Building No. 1 Industrial Lease, Building No. 1 Office Lease, Building No. 2 Industrial Lease and Building No. 6 Ground Lease (incorporated by reference to as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 30, 2008)

NUMBER	DESCRIPTION
10.49	Amendment of Solicitation/Modification of Contract between Force Protection Industries, Inc. and the United States Marine Corps Systems Command, dated November 14, 2008 (incorporated by reference to Exhibit 10.71 to the Company's Annual Report on Form 10-K filed March 26, 2009)**
10.50
Basic Contract between Force Protection Industries, Inc. and the United States Marine Corps Systems Command, dated May 3, 2007 (incorporated by reference to Exhibit 10.72 to the Company's Annual Report on Form 10-K filed March 26, 2009)**
10.51
First Amendment to Agreement between Force Protection, Inc. and Lenna Ruth Macdonald, dated December 24, 2008 (incorporated by reference to Exhibit 10.76 to the Company's Annual Report on Form 10-K filed March 26, 2009)*
10.52
First Amendment to Agreement between Force Protection, Inc. and Charles Mathis, dated December 24, 2008 (incorporated by reference to Exhibit 10.78 to the Company's Annual Report on Form 10-K filed March 26, 2009)*
10.53
Second Amendment to Agreement between Force Protection, Inc. and Charles Mathis, dated January 12, 2009 (incorporated by reference to Exhibit 10.81 to the Company's Annual Report on Form 10-K filed March 26, 2009)*
10.54
Second Amendment to Agreement between Force Protection, Inc. and Lenna Ruth Macdonald, dated January 12, 2009 (incorporated by reference to Exhibit 10.83 to the Company's Annual Report on Form 10-K filed March 26, 2009)*
10.55
First Amendment to Agreement between Force Protection, Inc. and Michael Moody, dated December 23, 2008 (incorporated by reference to Exhibit 10.85 to the Company's Annual Report on Form 10-K filed March 26, 2009)*
10.56
Severance Agreement between Force Protection, Inc. and Randy Hutcherson, dated April 7, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 10, 2009, is hereby incorporated by reference)*
10.57	Form of Indemnification Agreement between Force Protection, Inc. and Indemnitee (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed April 10, 2009)*
10.58	Severance Agreement between Force Protection, Inc. and James J. Grazioplene (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 8, 2009)*
10.59
Teaming Agreement between Force Protection Industries, Inc. and Spartan Motors Chassis, Inc., dated March 23, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed May 11, 2009)
10.60	Contract with U.K. Ministry of Defence, dated April 1, 2009 (incorporated by reference to as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed May 11, 2009)**
10.61
Joint Venture Agreement among Integrated Survivability Technologies Limited, Force Protection Advanced Solutions Limited and NP Aerospace Limited, dated as of March 31, 2009 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed May 11, 2009)**
10.62
Subcontract among Force Protection Industries, Inc. and Integrated Survivability Technologies Limited, dated April 1, 2009 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed May 11, 2009)**

NUMBER	DESCRIPTION
10.63	Third Amendment to Lease among Force Protection, Inc., Aerospace/Defense, Inc. and Force Protection Industries, Inc., dated as of July 27, 2009 (incorporated by reference to as Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 28, 2009)
10.64
Teaming Agreement, between Force Protection Industries, Inc. and Oshkosh Corporation, dated as of April 7, 2009 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 10, 2009)**
10.65
Contract Modification under Contract No. M67854-07-D-5031 with the United States Marine Corps Systems Command, dated April 8, 2009 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed August 10, 2009)**
10.66
Second Amendment to Agreement between Force Protection, Inc. and Michael Moody, dated September 21, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 24, 2009)*
10.67	Force Protection, Inc. Deferred Compensation Plan effective October 30, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 5, 2009)*
10.68
Amendment of Solicitation/Modification of Contract under Contract No. M67854-07-D-5031 with the United States Marine Corps Systems Command, dated July 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed November 9, 2009)**
10.69
Amendment of Solicitation/Modification of Contract under Contract No. M67854-07-D-5031 with the United States Marine Corps Systems Command, dated July 21, 2009 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed November 9, 2009)**
10.70
Amendment of Solicitation/Modification of Contract under Contract No. W56HZV-08-C-0028 with the U.S. Army Contracting Command, dated July 24, 2009 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed November 9, 2009)**
10.71	2010 Executive Short-Term Incentive Program, dated as of January 18, 2010 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed May 4, 2010)*
10.72
Amendment of Solicitation/Modification of Contract under Contract No. M67854-07-D-5031-0012 with the United States Marine Corps Systems Command, dated March 8, 2010 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed May 4, 2010)**
10.73
Amendment of Solicitation/Modification of Contract under Contract No. M67854-07-D-5031 with the United States Marine Corps Systems Command, dated April 2, 2010 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed August 3, 2010)**
10.74
Third Amended and Restated Loan Agreement by and among the Registrant, Force Protection Technologies, Inc., Force Protection Industries, Inc. and Wells Fargo Bank, National Association, dated as of April 29, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 30, 2010)
10.75
Promissory Note by the Registrant in favor of Wells Fargo Bank, National Association, dated as of April 29, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 30, 2010)

NUMBER	DESCRIPTION
10.76	Amendment of Solicitation/Modification of Contract under Contract No. W56HZV-08-C-0028 with the United States Army Tank-Automotive and Armaments Command, dated May 4, 2010 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed August 3, 2010)**
10.77
Amendment of Solicitation/Modification of Contract under Contract No. M67854-07-D-5031 with the U.S. Marine Corps Systems Command, dated June 4, 2010 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed August 3, 2010)**
10.78
Amendment of Solicitation/Modification of Contract under Contract No. M67854-07-D-5031 with the United States Marine Corps Systems Command, dated August 19, 2010 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed November 3, 2010)**
10.79	Agreement dated November 29, 2010 between Force Protection Europe Limited and the United Kingdom Ministry of Defence†**
14.1	Code of Conduct and Ethics of Force Protection, Inc. (incorporated by reference to Exhibit 14.1 to the Company's Current Report on Form 8-K filed March 5, 2010)
21.1	Subsidiaries of the Registrant†
23.1	Consent of Grant Thornton LLP†
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

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

FORCE PROTECTION INC. (Registrant)
Date: March 9, 2011	By:	/s/ MICHAEL MOODY
		Name:	Michael Moody
		Title:	Chairman, Chief Executive Officer and President (principal executive officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the 9th of March, 2010, on behalf of the registrant and in the capacities indicated.

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