Form 10-Q
period 2011-03-31
FORCE PROTECTION INC
filed 2011-05-09
CIK 1032863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The registrant had 71,012,410 shares of common stock outstanding as of April 29, 2011.

PART I. FINANCIAL STATEMENTS

Item 1.    Financial Statements

Force Protection, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	As of March 31,	As of December 31,
	2011	2010
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$141,167	$149,965
Accounts receivable, net	96,683	124,831
Inventories	72,484	90,110
Deferred income tax assets	12,343	12,336
Other current assets	45,836	41,520
Total current assets	368,513	418,762
Property and equipment, net	57,664	60,422
Investment in unconsolidated joint ventures	2,731	2,815
Other assets	979	705
Total assets	$429,887	$482,704

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$50,879	$94,593
Due to United States government	2,638	1,331
Advance payments on contracts	5,907	5,875
Other current liabilities	39,694	50,943
Total current liabilities	99,118	152,742
Deferred income tax liabilities	1,265	973
Other long-term liabilities	956	562
	101,339	154,277
Commitments and contingencies

Shareholders’ equity:
Common stock	71	71
Additional paid-in capital	263,608	262,451
Accumulated other comprehensive income (loss)	50	(88)
Treasury stock, at cost	(1,124)	—
Retained earnings	65,943	65,993
Total shareholders’ equity	328,548	328,427
Total liabilities and shareholders’ equity	$429,887	$482,704

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Force Protection, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	March 31,
	2011	2010
	(In Thousands, Except Per Share Data)
Net sales	$141,406	$134,847
Cost of sales	115,791	109,458
Gross profit	25,615	25,389
General and administrative expenses	20,485	18,740
Research and development expenses	4,980	4,847
Operating income	150	1,802
Other (expense) income, net	(190)	73
Interest expense, net	(27)	(132)
(Loss) income before income tax	(67)	1,743
Income tax benefit (expense)	18	(607)
Net (loss) income	$(49)	$1,136
(Loss) earnings per common share:
Basic	$(0.00)	$0.02
Diluted	$(0.00)	$0.02
Weighted average common shares outstanding:
Basic	69,048	68,671
Diluted	69,048	69,505

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Force Protection, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2011	2010
	(In Thousands)
Cash flows from operating activities:
Net (loss) income	$(49)	$1,136
Adjustments to reconcile net (loss) income to net cash used in operating activities —
Depreciation and amortization	4,149	3,972
Deferred income tax provision	209	93
Income tax effect realized from stock transactions	1	(12)
Stock-based compensation	1,143	1,018
Provision for inventory	955	473
Other	267	—
(Increase) decrease in assets —
Accounts receivable	28,148	7,192
Inventories	15,518	(4,379)
Other assets	(4,637)	(936)
Increase (decrease) in liabilities —
Accounts payable	(41,809)	(19,057)
Due to United States government	1,308	751
Advance payments on contracts	31	2,484
Other liabilities	(10,855)	(3,276)
Total adjustments	(5,572)	(11,677)
Net cash used in operating activities	(5,621)	(10,541)
Cash flows from investing activities:
Capital expenditures	(2,220)	(2,580)
Other	—	15
Net cash used in investing activities	(2,220)	(2,565)
Cash flows from financing activities:
Purchase of treasury stock	(1,124)	—
Proceeds from issuance of common stock	11	18
Income tax effect realized from stock transactions	(1)	12
Net cash (used in) provided by financing activities	(1,114)	30
Effect of foreign currency rate changes on cash	157	(75)
Decrease in cash and cash equivalents	(8,798)	(13,151)
Cash and cash equivalents at beginning of year	149,965	147,254
Cash and cash equivalents at end of period	$141,167	$134,103
Supplemental cash flow information:
Cash paid during the period for
Income taxes	$7,583	$1,187
Interest, net of amounts capitalized	$21	$98
Supplemental noncash investing and financing activities:
Property and equipment additions in accounts payable	$67	$839

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Summary of Significant Accounting Policies

Organization and Description of the Business

Force Protection, Inc. provides survivability solutions to support the armed forces of the United States (U.S.) and its allies.  We design, manufacture, test, deliver and support our blast- and ballistic-protected products to increase survivability for the users of our products.  Currently, we have one segment of operations, our survivability solutions.  We believe our specialty vehicles, including the Buffalo, Cougar and Ocelot, are at the forefront of blast- and ballistic-protected technology.  These vehicles are designed for reconnaissance and other operations and to protect their occupants from landmines, hostile fire and improvised explosive devices (commonly referred to as roadside bombs).  We are a key provider of the U.S. military’s Mine Resistant Ambush Protected vehicle program and have sold and delivered over 3,000 vehicles under this program.  We also provide our Cougar and Buffalo mine-protected vehicles to several foreign customers, including the United Kingdom Ministry of Defence (U.K. MoD) which has purchased three variants of our Cougar vehicle as well as a U.K.-specific variant of the Buffalo.  The U.K. MoD is also under contract to purchase 200 Ocelots, our next-generation vehicle, with deliveries scheduled to begin in the third quarter of 2011.  Complementing these efforts, we are developing and marketing a new vehicle platform, the Joint All-Terrain Modular Mobility Asset, which provides increased modularity, transportability, speed and mobility.  Across all vehicle programs we have sold approximately 4,600 vehicles since 2005.  Supporting our vehicle design, development and production initiatives, we develop, manufacture, test, deliver and support products and services aimed at further enhancing the survivability of our users against additional threats.  In addition, we provide long-term life cycle support services for our vehicles that involve development of technical data packages, supply of spares, field and depot maintenance activities, assignment of skilled field service representatives, and related training programs.  Our services are based on establishing and maintaining long-term relationships with the U.S. government and foreign military users.

References herein to “Force Protection,” the “Company,” “we,” “our” or “us” refer to Force Protection, Inc. and its subsidiaries unless otherwise stated or indicated by context.

In 2009, we formed Integrated Survivability Technologies Limited, an England and Wales company, referred to as IST, a joint venture between Force Protection Europe Limited, a subsidiary of Force Protection Industries, Inc., and NP Aerospace Limited, a subsidiary of The Morgan Crucible Company plc.  Pursuant to the terms of the joint venture, IST acts as the prime contractor for vehicles and related total life cycle support awarded by the U.K. MoD to ensure that this customer has a single point of contact for its Wolfhound, Mastiff and Ridgback vehicles.  We account for this joint venture as an equity-method investment.  In September 2009, we formed Force Protection Australasia Pty Ltd, an Australian company, to pursue market opportunities in Australia and Asia.  Force Protection Australasia Pty Ltd is a wholly owned subsidiary of Force Protection Europe Limited.  In January 2011, we formed Force Protection Survivability Solutions Canada, Inc., a Canadian company, to pursue market opportunities in Canada.  Force Protection Survivability Solutions Canada, Inc. is a wholly owned subsidiary of Force Protection Industries, Inc.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the United States Securities and Exchange Commission (SEC) on March 9, 2011.  These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made herein are adequate to make the information not misleading.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Fair Value of Financial Instruments

Accounting Standards Codification (ASC) Topic 825, “Financial Instruments,” requires disclosures of the fair value of financial instruments.  Our financial instruments include cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued liabilities and amounts due to United States government.  The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued liabilities and amounts due to the United States government, approximate their fair value because of the short-term maturity and highly liquid nature of these instruments.  The carrying values of our financial instruments approximate their fair value as of March 31, 2011 and December 31, 2010.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Update No. 2009-13 (ASU 2009-13), an update to ASC Topic 605 “Revenue Recognition,” which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit.  ASU 2009-13 is effective prospectively for revenue recognition arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  We adopted this guidance on January 1, 2011.  This guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

We have determined that all other recently issued accounting guidance will not have a material impact on our consolidated financial position, results of operations and cash flows, or does not apply to our operations.

2.     Accounts Receivable

Accounts receivable consist of the following (in thousands):

	As of March 31,	As of December 31,
	2011	2010
United States government	$75,960	$104,730
Other accounts receivable	20,723	20,101
Accounts receivable, net	$96,683	$124,831

Other accounts receivable includes amounts that relate to non-government entities and the sale of excess raw materials to suppliers.  Any gain or loss on the sale of excess raw materials is included in Other (expense) income, net in the accompanying consolidated statements of operations.  As of March 31, 2011 and December 31, 2010, our accounts receivable included $49.4 million and $53.8 million, respectively, of earned and unbilled accounts receivable, of which $2.6 million and $1.9 million, respectively, is earned and unbilled to Integrated Survivability Technologies Limited and $41.9 million and $51.9 million, respectively, is earned and unbilled to the U.S. government.  The earned and unbilled accounts receivable as of March 31, 2011 and December 31, 2010 are primarily due to a significant number of “not-to-exceed” undefinitized contracts whereby we cannot fully bill until the contracts are definitized although the products have been delivered, and accrued service revenues that are generally billed one month in arrears.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     Inventories

Inventories consist of the following (in thousands):

	As of March 31, 2011	As of December 31, 2010
Raw material and supplies	$39,485	$51,142
Work in process	30,265	20,751
Finished goods	2,734	18,217
Inventories	$72,484	$90,110

Work in process mostly consists of vehicles and subassemblies in process.

As of December 31, 2010, finished goods mostly consisted of Mastiff vehicles in-transit to IST as well as completed Buffalo vehicles and modernization kits that were not accepted by the customer until the first quarter of 2011.

4.     Property and Equipment

Property and equipment consist of the following (in thousands):

	As of March 31, 2011	As of December 31, 2010
Land	$4,901	$4,901
Buildings	16,140	16,117
Leasehold improvements	16,471	16,359
Machinery and equipment; including tooling and molds	37,191	36,370
Computer equipment and software	20,105	18,980
Furniture and fixtures	3,858	3,826
Demonstration and other vehicles	7,326	7,476
Manuals	705	705
	106,697	104,734
Less: Accumulated depreciation	(51,560)	(47,728)
	55,137	57,006
Construction in progress	2,527	3,416
Property and equipment, net	$57,664	$60,422

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

The income tax benefit for the three months ended March 31, 2011 was based on the estimated effective tax rates applicable for the fiscal year ending December 31, 2011, after considering items specifically related to the interim period.  The income tax expense for the three months ended March 31, 2010 was based on the estimated effective tax rates applicable for the fiscal year ended December 31, 2010, after considering items specifically related to the interim period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Force Protection is subject to United States federal, state, and local income taxes.  (Loss) income before income tax is as follows (in thousands):

	For the three months ended
	March 31,
	2011	2010
(Loss) income before income tax	$(67)	$1,743

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	For the three months ended
	March 31,
	2011	2010
Statutory federal income tax rate	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal tax benefit	0.9	1.3
Research and development credit	(1.4)	—
Domestic Production Activities Deduction	(1.0)	(2.9)
Interest expense related to uncertain tax benefits	(8.0)	0.3
Nondeductible items	1.7	1.1
Effective income tax rate	27.2%	34.8%

The effective income tax rate is the provision for income tax as a percent of (loss) income before income taxes.  The 2011 effective rate differs from the expected federal statutory rate of 35% primarily due to interest expense related to uncertain tax benefits, state income taxes, nondeductible items, research and development credit and the domestic production activities deduction.

Tax years ended December 31, 2002 through December 31, 2010 remain open and are subject to examination by the Internal Revenue Service.  However, we believe that we have appropriate support for the income tax positions taken and to be taken on our income tax returns and that our income taxes receivable and accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter.  However, we do have a $0.9 million reserve, which includes approximately $47,000 of interest, for prior years’ income taxes as a result of applying the guidance in FASB ASC Topic 740, “Income Taxes.”  If recognized, the entire $0.9 million would favorably impact the Company’s effective tax rate.  It is reasonably possible that certain unrecognized tax benefits as of March 31, 2011, could decrease by approximately $0.4 million during the subsequent twelve months due to the resolution of some or all of these matters by various taxing authorities or by the expiration of statutes of federal and state limitations.

6.     (Loss) Earnings Per Common Share and Comprehensive Income

(Loss) Earnings Per Common Share

The following table shows the information used in the calculation of basic and diluted (loss) earnings per common share (in thousands, except per share amounts):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the three months ended
	March 31,
	2011	2010
Numerator — Basic and diluted:
Net (loss) income	$(49)	$1,136
Denominator:
Weighted average common shares outstanding — basic	69,048,052	68,671,310
Add: Stock options	—	119,744
Add: Stock grants	—	714,420
Weighted average common shares outstanding — diluted	69,048,052	69,505,474
Basic (loss) earnings per common share:
Net (loss) income — basic	$(0.00)	$0.02
Diluted (loss) earnings per common share:
Net (loss) income — diluted	$(0.00)	$0.02

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

We did not include stock options to purchase 265,715 and 192,797 shares of common stock in our computation of diluted earnings per share as of March 31, 2011 and 2010, respectively, as the effect of including such options would be anti-dilutive.

In addition, we did not include 609,888 unvested restricted stock grants in the computation of the diluted loss per share for the three months ended March 31, 2011 since inclusion would be anti-dilutive in our computation of diluted loss per common share because we recorded a net loss for this period.

Comprehensive Income

Our comprehensive income was $0.1 million and $1.1 million for the three months ended March 31, 2011 and 2010, respectively.  The components of our comprehensive income are net income and foreign currency translation adjustments of $0.1 million net income and $0.1 million net loss for the three months ended March 31, 2011 and 2010, respectively.

7.     Commitments and Contingencies

Financing Commitments— Credit Facility

As of March 31, 2011 and December 31, 2010, we had a $40 million revolving credit line with Wells Fargo Bank, National Association, which expires on April 30, 2012.  Furthermore, we can designate up to $5.0 million for letters of credit against the $40 million line of credit.  There were no borrowings outstanding under the facility as of March 31, 2011 or December 31, 2010.  However, on July 23, 2010, we obtained a letter of credit in the amount $3.3 million Australian dollars for the performance of our obligations under a contract for the Protected Mobility Vehicle-Light program (Land 121).  This letter of credit has lowered the availability under our line of credit to approximately $36.6 million as of March 31, 2011.  Borrowings under the line of credit bear a floating interest rate per annum on any principal borrowings equal to the LIBOR rate plus a spread.  The bank’s obligation to make loans under the line of credit is subject to, among other things, our compliance with various covenants to include a maximum leverage ratio.  As of March 31, 2011 and December 31, 2010, we were in compliance with all of our revolving line of credit covenants.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Legal Proceedings

Shareholder Class Action and Derivative Actions

On March 10, 2008, the first of ten related class action lawsuits was filed against us and certain of our former and current directors and officers in the U.S. District Court for the District of South Carolina, Charleston Division, on behalf of a purported class of investors who purchased or otherwise acquired our stock during the period between August 14, 2006 and February 29, 2008.  The complaints sought class certification, and the allegations include, but are not limited to, that the defendants violated the Securities Exchange Act of 1934 and made false or misleading public statements and/or omissions concerning our business, internal controls, and financial results.  The individual class action lawsuits were consolidated on June 10, 2008, under the caption In Re Force Protection, Inc. Securities Litigation, Action No. 2:08-cv-845-CWH (Securities Class Action).  The parties to the Securities Class Action filed a stipulation of settlement on September 27, 2010 calling for payment of $24 million to the settlement class.  Following a hearing on January 25, 2011, the Court issued an Order and Final Judgment approving the settlement on March 8, 2011.  The thirty day time period for appealing the Order and Final Judgment has expired with no appeal having been filed.

Between March 27, 2008 and September 24, 2010, a series of related shareholder derivative actions were filed in both state and federal courts against certain of our former and current directors and officers alleging that the individual defendants breached fiduciary duties, abused control, engaged in gross mismanagement, wasted corporate assets and were unjustly enriched.  Recovery is sought for the benefit of the Company, which has been named a nominal defendant in each derivative action.  The state court actions pending in South Carolina were consolidated on May 18, 2009.  Another derivative action was filed in state court in Nevada in September 2010.  The Company is not yet required to respond to the complaint in the Nevada derivative action.  Four derivative lawsuits pending in the U. S. District Court for the District of South Carolina, Charleston Division, were consolidated on March 31, 2009, under the caption In Re Force Protection, Inc. Derivative Litigation, Action No.2:08-cv-01907-CWH.  An agreement to settle the consolidated shareholder derivative lawsuit pending in federal court (but not the state court proceeding) has been reached and was preliminarily approved by the court on October 5, 2010.  This federal shareholder derivative settlement provides that the Company will adopt certain corporate governance practices, receive a payment of $2.25 million from insurance, and pay plaintiffs’ attorney’s fees and expenses in an amount not to exceed $2.3 million.  On December 13, 2010, a hearing was held to determine whether the court should grant final approval to this federal derivative action settlement, but the court has not yet ruled.

Neither the Company nor any of its present and former directors and officers has admitted any wrongdoing or liability in connection with these settlements.  Additionally, each settlement provides that the parties have reached a mutually agreeable resolution of the case to avoid protracted and expensive litigation, including the outcome and risks associated with proceeding.  In connection with the shareholder class action and federal derivative action settlements, we recorded an $8.5 million charge to General and administrative expenses in the third quarter of 2010.  As of March 31, 2011 and December 31, 2010, we recorded a $24.0 million asset within Other current assets in the accompanying consolidated balance sheet, reflecting the escrow account that relates to the class action settlement.  In addition, we recorded a $24.0 million litigation reserve for the class action settlement, which is included in Other current liabilities in the accompanying consolidated balance sheet as of March 31, 2011 and December 31, 2010.  Furthermore, we have established an asset account and a liability account based on management’s estimates and beliefs, to address certain litigation-related matters.

Other Disputes

A total of 84 complaints from current and former employees are currently pending with the U.S. Equal Employment Opportunity Commission (EEOC), alleging, among other things, race and/or gender discrimination.  A majority of the complaints have been pending over the past four years.  The EEOC is currently investigating the complaints.  We have responded and continue to respond to the complaints as such responses become due, and have investigated the allegations.

On June 26, 2009, a temporary independent contractor whose services we terminated in 2007 filed a complaint against the Company in the U.S. District Court for the District of South Carolina, Charleston Division, as Civil Action No. 2:09cv1708-DCN-BM, which alleges a violation under the employee protection provisions of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002, 18 U.S.C. §1514A.  The former independent contractor alleges that we terminated his engagement in

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

retaliation for his allegation of certain corporate governance, government contracting, accounting and other irregularities.  On March 12, 2010, we filed motions to dismiss certain claims in the plaintiff’s complaint and the motions are still pending.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide information that is supplemental to, and should be read together with, our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q.  Information in this Item 2 is intended to assist the reader in obtaining an understanding of our unaudited condensed consolidated financial statements, the changes in certain key items in those financial statements from period to period, the primary factors that accounted for those changes, and any known trends or uncertainties that we are aware of that may have a material effect on our future performance, as well as how certain accounting principles affect our unaudited condensed consolidated financial statements.  MD&A includes the following sections:

•                  Overview

•                  Outlook

•                  Results of Operations—an analysis of our consolidated results of operations for the three months presented in our unaudited condensed consolidated financial statements

•      Liquidity and Capital Resources—an analysis of the effect of our operating, financing and investing activities on our liquidity and capital resources

•                  Off- Balance Sheet Arrangements—a discussion of such commitments and arrangements

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

•                  Recent Accounting Pronouncements—a summary and discussion of our plans for the adoption of new accounting standards relevant to us

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains both historical and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act).  All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial position, results of operations, cash flows and business.  We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “outlook,” “estimate” or “continue” and other words and terms of similar meaning.  These forward-looking statements include, among other things:

•                  Statements regarding the growth of the U.S. and world market for blast- and ballistic-protected vehicles, products or services,

•                  Statements regarding the U.S. military’s plans or intentions, including the drawdown of operations in Iraq and the long-term plans to remain in Afghanistan,

•                  Statements regarding our business development plans and strategy, including our plans to expand our product lines, diversify our business mix, and expand our markets internationally,

•                  Statements with respect to our ability to obtain materials, our ability to improve cost efficiencies and possible future changes in the efficiencies in our operations,

•                  Statements regarding our vehicles and services that may be purchased by our customers, including the type of vehicles demanded and other customer demands and expected changes in demand,

•                  Statements regarding the benefits of our products, services and programs, including our vehicles’

capabilities and the use of our vehicles and services for other than military purposes,

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

•                  Statements regarding our share repurchase program,

•                  Statements regarding the effect of our income tax positions on our effective tax rate, and

•                  Statements regarding final approval of the federal derivative actions.

References herein to “Force Protection,” the “Company,” “we,” “our” or “us” refer to Force Protection, Inc. and its subsidiaries unless otherwise stated or indicated by context.

Overview

Force Protection, Inc. provides survivability solutions to support the armed forces of the United States (U.S.) and its allies.  We design, manufacture, test, deliver and support our blast- and ballistic-protected products to increase survivability for the users of our products.  Currently, we have one segment of operations, our survivability solutions.  We believe our specialty vehicles, including the Buffalo, Cougar and Ocelot, are at the forefront of blast- and ballistic-protected technology.  These vehicles are designed for reconnaissance and other operations and to protect their occupants from landmines, hostile fire and improvised explosive devices (IEDs, commonly referred to as roadside bombs).  We are a key provider of the U.S. military’s Mine Resistant Ambush Protected (MRAP) vehicle program and have sold and delivered over 3,000 vehicles under this program.  We also provide our Cougar and Buffalo mine-protected vehicles to several foreign customers, including the United Kingdom Ministry of Defence (U.K. MoD) which has purchased three variants of our Cougar vehicle as well as a U.K.-specific variant of the Buffalo.  The U.K. MoD is also under contract to purchase 200 Ocelots, our next-generation vehicle, with deliveries scheduled to begin in the third quarter of 2011.  Complementing these efforts, we are developing and marketing a new vehicle platform, the Joint All-Terrain Modular Mobility Asset (JAMMA), which provides increased modularity, transportability, speed and mobility.  Across all vehicle programs we have sold approximately 4,600 vehicles since 2005.  Supporting our vehicle design, development and production initiatives, we develop, manufacture, test, deliver and support products and services aimed at further enhancing the survivability of our users against additional threats.  In addition, we provide long-term life cycle support services for our vehicles that involve development of technical data packages, supply of spares, field and depot maintenance activities, assignment of skilled field service representatives (FSRs), and related training programs.  Our services are based on establishing and maintaining long-term relationships with the U.S. government and foreign military users.

Our business is heavily influenced by the needs of the U.S. military for blast- and ballistic-protected wheeled vehicles.  The U.S. Department of Defense (DoD) is our largest customer.  For the past several years, the majority of our net sales have been derived from the U.S. government.  We align our workforce to satisfy our business requirements.

We are headquartered in Summerville, South Carolina and have leased manufacturing facilities in Ladson, South Carolina.  We have office space in Sterling Heights, Michigan; North Charleston, South Carolina; Arlington, Virginia; Bristol, United Kingdom; and Leamington Spa, United Kingdom.  We conduct our blast range, research and development activities and customer training requirements at properties located in Edgefield, South Carolina; Summerville, South Carolina; and Roxboro, North Carolina.  We also provide military operations support in Kuwait, Afghanistan and other locations worldwide.

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

U.S. and international militaries are determining long-term roles for MRAPs.  The future requirements for long-term life cycle logistics plans, as well as an important effort to return vehicles that come out of theater to optimal, pre-battle condition to ensure readiness for future conflicts (commonly referred to as “reset and recapitalization”) is still to be determined.  MRAPs can be placed into permanent military organizations for convoy security, route clearance, explosive ordnance disposal and casualty evacuation, or be placed into prepositioned storage roles for regional response, or be sold to foreign military customers.

Our fiscal 2011 outlook is based on the following market assumptions and expectations:

•                  A continued high-level of operational tempo in Afghanistan, which necessitates continued modernization of our vehicles and an ongoing requirement for our FSRs resourced to support the sustainment and maintenance of units in that theater,

•                  Our current customers are expected to develop modernization and sustainment plans for our fielded fleet of vehicles and we will have to compete for the spares and sustainment support business for our fielded fleet of vehicles,

•      While our international business is growing, current customer budget constraints could impact the timing of future orders,

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

As discussed in Item 4, Controls and Procedures, of this Quarterly Report on Form 10-Q, we believe that effective disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Exchange Act) are in place as of March 31, 2011.  We will continue to devote our resources, in an amount we believe to be appropriate, to maintain effective internal controls over our financial reporting and disclosures.

Results of Operations

The following discussion and analysis is based on our unaudited condensed consolidated statements of operations, which reflect our results of operations for the three months ended March 31, 2011 and 2010 as prepared in accordance with generally accepted accounting principles in the United States of America (GAAP).

Comparison of Results of Operations for the Three Months Ended March 31, 2011 and 2010

The following table presents our results of operations for the three months ended March 31, 2011 and 2010.

	For the three months ended March 31,
(in thousands)	2011	2010
Net sales	$141,406	$134,847
Cost of sales	115,791	109,458
Gross profit	25,615	25,389
General and administrative expenses	20,485	18,740
Research and development expenses	4,980	4,847
Operating income	150	1,802
Other (expense) income, net	(190)	73
Interest expense, net	(27)	(132)
(Loss) income before income tax	(67)	1,743
Income tax benefit (expense)	18	(607)
Net (loss) income	$(49)	$1,136

Units sold

The following table presents our vehicle unit sales for the three months ended March 31, 2011 and 2010.

	For the three months ended March 31,
Units Sold	2011	2010
Buffalo	30	22
Mastiff	11	16
Ridgback	8	—
Cougar (all other variants)	—	4
Ocelot	2	—
Total	51	42

Net sales

The increase in net sales for the three months ended March 31, 2011 as compared to the respective 2010 period was mostly attributable to an increase in vehicle revenue.  This was partially offset by a decrease in spares and sustainment sales, including FSRs, training, International Light Armored Vehicle (ILAV) subcontractor revenues and technical publications.

The sales mix of vehicles, modernization efforts and spares and sustainment in the comparative periods are set forth in the following table:

	For the three months ended March 31,
(in thousands)	2011	2010
Buffalo	$35,054	$23,362
Mastiff	5,835	10,636
Ridgback	4,224	—
Cougar (all other variants)	—	2,899
Ocelot	1,778	—
Modernization	49,612	48,165
Spares and sustainment	44,903	49,785
Total	$141,406	$134,847

Cost of sales and Gross profit

	For the three months ended March 31,
(in thousands)	2011	2010
Cost of sales	$115,791	$109,458
Gross profit	$25,615	$25,389
Gross profit as a percentage of net sales	18.1%	18.8%

The gross profit percentage decreased by 0.7 percentage points for the three months ended March 31, 2011 over the comparative 2010 period.  This decrease is primarily due to approximately $9.5 million of revenue recognized during the three months ended March 31, 2011 that was related to a claim settlement and a development contract, both with minimal associated gross profits.  Additionally, the gross profit percentage decreased due to $1.3 million of severance and related costs which occurred in the three months ended March 31, 2011.  This decrease was partially offset by higher margins for modernization, which includes the supply and installation of kits for our vehicles, during the three months ended March 31, 2011 over the comparative 2010 period.

General and administrative expenses

	For the three months ended March 31,
(in thousands)	2011	2010
General and administrative expenses	$20,485	$18,740
As a percentage of net sales	14.5%	13.9%

General and administrative expenses increased $1.7 million for the three months ended March 31, 2011 from the comparable 2010 period.  This increase is primarily due to increased costs for our severance and related costs ($1.0 million) and business development ($0.9 million).  All other general and administrative expenses, net, decreased $0.2 million for the three months ended March 31, 2011 as compared to 2010.

Research and development expenses

	For the three months ended March 31,
(in thousands)	2011	2010
Research and development expenses	$4,980	$4,847
As a percentage of net sales	3.5%	3.6%

Research and development expenses were relatively flat for the three months ended March 31, 2011, over the comparable 2010 period.  Total expenses incurred for the three months ended March 31, 2011 were primarily for the Ocelot, JAMMA and other vehicle development programs, survivability enhancements for currently fielded vehicles and armor development activities.  Total expenses incurred for the three months ended March 31, 2010 were primarily for the Ocelot and other prototypes.

Other (expense) income, net

	For the three months ended March 31,
(in thousands)	2011	2010
Other (expense) income, net	$(190)	$73
As a percentage of net sales	(0.1)%	0.1%

Other  income, net decreased by $0.3 million for the three months ended March 31, 2011, as compared to the same period for 2010, mostly due to the $0.1 million loss on our joint venture, Integrated Survivability Technologies Limited (IST), for the three months ended March 31, 2011 compared to the break-even results for the same period in 2010.

Interest expense, net

	For the three months ended March 31,
(in thousands)	2011	2010
Interest expense, net	$(27)	$(132)
As a percentage of net sales	0.0%	(0.1)%

Interest expense, net decreased slightly for the three months ended March 31, 2011, as compared to the same period for 2010 as a result of lower line of credit fees and amortization of loan renewal fees.

Income tax benefit (expense)

	For the three months ended March 31,
(in thousands)	2011	2010
Income tax benefit (expense)	$18	$(607)
As a percentage of net sales	0.0%	(0.5)%

Income tax expense decreased $0.6 million for the three months ended March 31, 2011, from the comparable 2010 period, primarily because of lower gross margin percentages and increased operating expenses for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.  The effective income tax rates for the three months ended March 31, 2011 and 2010 were approximately 27.2% and 34.8%, respectively.  See Note 5, Income Taxes, in the accompanying unaudited condensed consolidated financial statements.

Net (loss) income

	For the three months ended March 31,
(in thousands, except per share amounts)	2011	2010
Net (loss) income	$(49)	$1,136
Diluted (loss) earnings per share	$(0.00)	$0.02

Net income for the three months ended March 31, 2011 decreased $1.2 million from the comparable 2010 period due primarily to lower gross margin percentages and increased operating expenses.

Backlog

The following table sets forth the number of vehicles included in our backlog as of March 31, 2011 and 2010.  The backlog shown in the following table is “funded” backlog, meaning that it reflects vehicles for which we have received orders and for which funding has been appropriated and authorized for expenditure by the applicable customers.  We cannot assure that we will deliver or sell all of the vehicles included in our backlog.  See Part I, Item 1A, Risk Factors, included in our Annual Report on Form 10-K for the year ended December 31, 2010.

	Vehicle Funded Backlog
	March 31,
	2011	2010
Buffalo	29	34
Mastiff	—	7
Cougar (all other variants)	6	—
Ocelot	200	—
Total	235	41

As of March 31, 2011, we had approximately $501 million in total funded backlog for all our vehicles, products and services, as compared to approximately $214 million as of March 31, 2010.   This increase is mostly due to the contract that we entered into with the U.K. MoD in November 2010 for the production of 200 Ocelot vehicles for the Light Protected Patrol Vehicle program.

On April 6, 2011, we received a firm fixed price contract from the U.S. Marine Corps Systems Command under the Foreign Military Sales program for the delivery of 40 Buffalo vehicles.  The contract has an approximate value of $47 million.

On April 21, 2011, we received a sub-contract from our joint venture, IST, for the delivery of 47 Mastiff vehicles in connection with a contract awarded to IST by the U.K. MoD.  The value of our sub-contract is approximately $27 million, which is subject to definitization.

On May 2, 2011, we received a firm fixed price modification to the existing contract from the U.S. Marine Corps Systems Command for 1,000 independent suspension system kits.  The contract has an approximate value of $106.9 million.

Liquidity and Capital Resources

Our liquidity and available capital resources are impacted by operating, financing and investing activities.  Our principal sources of liquidity are cash on hand and cash from operations, primarily from contracts with the U.S. government.

Sources and Uses of Cash

During the past several years, our cash requirements have been met primarily through cash flows provided by operations, and our funds have been used primarily to fund working capital requirements and make capital expenditures.  The following chart shows the cash flows provided by or used in operating, investing and financing activities for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31,
(in thousands)	2011	2010
Net cash used in operating activities	$(5,621)	$(10,541)
Net cash used in investing activities	(2,220)	(2,565)
Net cash (used in) provided by financing activities	(1,114)	30
Effect of exchange rate changes on cash	157	(75)
Decrease in cash and cash equivalents	$(8,798)	$(13,151)

As of March 31, 2011, we had $141.2 million of cash and cash equivalents, a decrease from $150.0 million as of December 31, 2010, and an increase from $134.1 million at March 31, 2010.

Cash Flows from Operating Activities

Net cash used in operating activities decreased by $4.9 million during the first three months of 2011 compared with the first three months of 2010.  Below are the significant changes in operating assets and liabilities for the first three months of 2011:

Increases to Cash Flows from Operating Activities:

•                  a decrease in accounts receivable of $28.1 million primarily resulting from lower net sales during the three months ended March 31, 2011 compared to the three months ended December 31, 2010, and

•                  a decrease in inventories of $15.5 million primarily resulting from the timing of customer acceptance of finished goods, which consisted mostly of Mastiff vehicles in transit to IST as well as completed Buffalo vehicles and modernization kits as of December 31, 2010 that were not accepted by the customer until the first quarter of 2011.

Decreases to Cash Flows from Operating Activities:

•                  a decrease in accounts payable of $41.8 million primarily resulting from decreased obligations related to our modernization contracts and the timing of our purchases and related payments, and

•                  a decrease in other liabilities of $10.9 million primarily due to a decrease in federal and state taxes payable and some compensation-related liabilities as of March 31, 2011.

Cash Flows from Investing Activities

Net cash used in investing activities decreased by $0.3 million during the first three months of 2011 compared with the first three months of 2010 primarily due to a $0.3 million decrease in capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities increased by $1.1 million during the first three months of 2011 compared with the first three months of 2010 primarily due to a $1.1 million purchase of treasury stock during the first quarter of 2011.  On March 9, 2011, the Company announced that its Board of Directors authorized the Company to repurchase up to $20 million of its common stock.  The repurchase program calls for shares to be purchased in the open market or in private transactions.  The Company may suspend or discontinue the program at any time.  The Company may repurchase shares from time to time depending upon market conditions, the market price of the Company’s common stock, and management’s assessment of liquidity and cash flow needs.

Current Liquidity and Capital Resources

Our cash and cash equivalents as of March 31, 2011 were held for working capital purposes and were invested primarily in short-term U.S. Treasury bills and money market funds.  We do not enter into investments for trading or speculative purposes.

During 2010, capital expenditures were $16.2 million, mostly due to outlays made for a corporate office building and associated land, demonstration vehicles, Ocelot tooling, certain leasehold improvements and computer equipment and software.  During the first three months of 2011, capital expenditures were $2.2 million, primarily due to upgrades of our information technology infrastructure as well as Ocelot tooling.

In addition, we have available to us a $40 million revolving line of credit, which allows us to designate up to $5.0 million for letters of credit against this line of credit.  There were no borrowings outstanding under the facility as of December 31, 2010 or March 31, 2011.  However, on July 23, 2010, we obtained a letter of credit in the amount $3.3 million Australian dollars for the performance of our obligations under a contract for the Protected Mobility Vehicle-Light program (Land 121).  This letter of credit has lowered the availability under our line of credit to approximately $36.6 million as of March 31, 2011.  Borrowings under the line of credit bear a floating interest rate per annum on any principal borrowings equal to the LIBOR rate plus a spread.  The bank’s obligation to make loans under the line of credit is subject to, among other things, our compliance with various covenants to include a maximum leverage ratio.  As of March 31, 2011 and December 31, 2010, we were in compliance with all of our revolving line of credit covenants.  Our line of credit expires on April 30, 2012.   After that time, we expect that we may need to obtain additional sources of capital, which may include borrowings or the issuance of debt or equity securities, including common stock, and there can be no assurance that such financing will be available to us when we need it or, if available, that the terms of any such financing will be satisfactory to us and not dilutive to our shareholders.  Any failure to obtain necessary capital as and when required could have a material adverse effect on our business, prospects, financial position, results of operations or cash flows.

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

As of March 31, 2011, we did not have any material obligations under certain guarantees or contracts as defined above.

As of March 31, 2011, we did not have any retained or contingent interests in assets as defined above.

As of March 31, 2011, we did not hold derivative financial instruments, as defined by FASB ASC Topic 815, “Derivatives and Hedging.”

As of March 31, 2011, we did not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of March 31, 2011 and December 31, 2010, we were not involved in any unconsolidated SPE transactions.

Contractual Obligations

We have future obligations under various contracts relating to operating leases and purchase obligations.  During the three months ended March 31, 2011, there were no significant changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2010, except that our purchase obligations decreased to $151.6 million as of March 31, 2011, from $155.1 million as of December 31, 2010.

Critical Accounting Policies and Estimates

For the quarterly period ended March 31, 2011, there were no significant changes in critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 9, 2011.

Recent Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies, to the condensed consolidated financial statements for a description of the new accounting standards that are applicable to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Prices

We are subject to market risk from changes in commodity prices primarily on long-term fixed-price contracts.  As a result, if the cost of our raw materials increases, our profitability, if any, could decrease.  Historically, we have not entered into any material commodity hedging contracts but we may do so in the future as circumstances warrant.  As of March 31, 2011 and December 31, 2010, we did not have any derivative financial instruments outstanding related to commodity price risk.

Foreign Currency

Our foreign currency exchange rate risk relates to receipts from customers, payments to suppliers, and inter-company transactions denominated in foreign currencies.  We may periodically enter into derivative financial instruments, principally foreign currency forward purchase and sale contracts.  These instruments are designed to minimize our risk by fixing, or limiting the adverse impact on, the amount of firmly committed and forecasted foreign currency denominated receipts, payments, and inter-company transactions.  We do not enter into derivative financial instruments for speculative purposes.  As of March 31, 2011 and December 31, 2010, we did not have any derivative financial instruments outstanding related to foreign currency risk.

Interest Rates

Our current financing arrangement is at a variable rate and is subject to interest rate risk.  As of March 31, 2011 and December 31, 2010, we did not have any borrowings under the arrangement, and as a result, we are not directly at risk of interest rate fluctuations.  As our financing needs change in the future, interest rate risk may become a more significant issue for us.

Investments

Our investment policy allows for the purchase of U.S. Treasury Bills and investment-grade money market funds with maturities of three months or less.  We may also maintain amounts on deposits with various financial institutions, which may at times, exceed insured limits.  As of March 31, 2011 and December 31, 2010, we did not have material gains or losses due to changes in interest rates or market values.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and accumulated and communicated to management, including the chairman, principal executive and president, and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, at the direction of our chairman, chief executive officer and president (our principal executive officer)  and chief financial officer (our principal financial and accounting officer), performed an evaluation of the effectiveness and design of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of March 31, 2011.  Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of March 31, 2011, Force Protection’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Shareholder Class Action and Derivative Actions

On March 10, 2008, the first of ten related class action lawsuits was filed against us and certain of our former and current directors and officers in the U.S. District Court for the District of South Carolina, Charleston Division, on behalf of a purported class of investors who purchased or otherwise acquired our stock during the period between August 14, 2006 and February 29, 2008.  The complaints sought class certification, and the allegations include, but are not limited to, that the defendants violated the Securities Exchange Act of 1934 and made false or misleading public statements and/or omissions concerning our business, internal controls, and financial results.  The individual class action lawsuits were consolidated on June 10, 2008, under the caption In Re Force Protection, Inc. Securities Litigation, Action No. 2:08-cv-845-CWH (Securities Class Action).  The parties to the Securities Class Action filed a stipulation of settlement on September 27, 2010 calling for payment of $24 million to the settlement class.  Following a hearing on January 25, 2011, the Court issued an Order and Final Judgment approving the settlement on March 8, 2011.  The thirty day time period for appealing the Order and Final Judgment has expired with no appeal having been filed.

Between March 27, 2008 and September 24, 2010, a series of related shareholder derivative actions were filed in both state and federal courts against certain of our former and current directors and officers alleging that the individual defendants breached fiduciary duties, abused control, engaged in gross mismanagement, wasted corporate assets and were unjustly enriched.  Recovery is sought for the benefit of the Company, which has been named a nominal defendant in each derivative action.  The state court actions pending in South Carolina were consolidated on May 18, 2009.  Another derivative action was filed in state court in Nevada in September 2010.  The Company is not yet required to respond to the complaint in the Nevada derivative action.  Four derivative lawsuits pending in the U. S. District Court for the District of South Carolina, Charleston Division, were consolidated on March 31, 2009, under the caption In Re Force Protection, Inc. Derivative Litigation, Action No.2:08-cv-01907-CWH.  An agreement to settle the consolidated shareholder derivative lawsuit pending in federal court (but not the state court proceeding) has been reached and was preliminarily approved by the court on October 5, 2010.  This federal shareholder derivative settlement provides that the Company will adopt certain corporate governance practices, receive a payment of $2.25 million from insurance, and pay plaintiffs’ attorney’s fees and expenses in an amount not to exceed $2.3 million.  On December 13, 2010, a hearing was held to determine whether the court should grant final approval to this federal derivative action settlement, but the court has not yet ruled.

Neither the Company nor any of its present and former directors and officers has admitted any wrongdoing or liability in connection with these settlements. Additionally, each settlement provides that the parties have reached a mutually agreeable resolution of the case to avoid protracted and expensive litigation, including the outcome and risks associated with proceeding.

Other Disputes

A total of 84 complaints from current and former employees are currently pending with the U.S. Equal Employment Opportunity Commission (EEOC), alleging, among other things, race and/or gender discrimination. A majority of the complaints have been pending over the past four years. The EEOC is currently investigating the complaints.  We have responded and continue to respond to the complaints as such responses become due, and have investigated the allegations.

On June 26, 2009, a temporary independent contractor whose services we terminated in 2007 filed a complaint against the Company in the U.S. District Court for the District of South Carolina, Charleston Division, as Civil Action No. 2:09cv1708-DCN-BM, which alleges a violation under the employee protection provisions of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002, 18 U.S.C. §1514A. The former independent contractor alleges that we terminated his engagement in retaliation for his allegation of certain corporate governance, government contracting, accounting and other irregularities. On March 12, 2010, we filed motions to dismiss certain claims in the plaintiff’s complaint and the motions are still pending.

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

Item 1A. Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 9, 2011, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing Force Protection.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth purchases of our common stock for the three months ended March 31, 2011:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2011 – March 31, 2011

(1) March 1, 2011 – March 31, 2011	228,125	$4.92	228,125	$18,876,000

(2) March 1, 2011 – March 31, 2011	28,705	$4.96	—	—

(1)  On March 9, 2011, the Company announced that its Board of Directors authorized the Company to repurchase up to $20 million of its common stock.  The repurchase program calls for shares to be purchased in the open market or in private transactions.  The Company may suspend or discontinue the program at any time.  The Company may repurchase shares from time to time depending upon market conditions, the market price of the Company’s common stock, and management’s assessment of liquidity and cash flow needs.  Under this program, 228,125 of treasury shares were repurchased during March 2011 at a cost of $1.1 million.

(2)  In order to comply with the minimum statutory federal and state tax withholding including Social Security and Medicare, employees are permitted to surrender shares of common stock to the Company to satisfy these withholding obligations.  During March 2011, the Company repurchased 28,705 shares for this purpose.

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

NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger, filed as Exhibit 2.1 to the Company’s Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.

3.1	Restated Articles of Incorporation, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-K filed May 11, 2009, is hereby incorporated by reference.

3.2	Certificate of Amendment to Articles of Incorporation, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 26, 2008, is hereby incorporated by reference.

3.3	Certificate of Correction to Restated Articles of Incorporation, filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed May 11, 2009, is hereby incorporated by reference.

3.4	Second Amended and Restated By-Laws of the Company, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 26, 2008, is hereby incorporated by reference.

10.1	Consulting Agreement, dated March 18, 2011, by and between the Company and Lenna Ruth Macdonald. †

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

NUMBER	DESCRIPTION

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

(Exhibits marked with a (†) are filed electronically herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORCE PROTECTION, INC.
(Registrant)

Date: May 9, 2011	By:	/s/ MICHAEL MOODY
		Name:	Michael Moody
		Title:	Chairman, Chief Executive Officer and
President (principal executive officer)

Date: May 9, 2011	By:	/s/ CHARLES MATHIS
		Name:	Charles Mathis
		Title:	Chief Financial Officer
(principal financial and accounting officer)