Form 10-Q
period 2011-06-30
FORCE PROTECTION INC
filed 2011-08-04
CIK 1032863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The registrant had 70,059,427 shares of common stock outstanding as of July 22, 2011.

PART I. FINANCIAL STATEMENTS

Item 1.    Financial Statements

Force Protection, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	As of June 30,	As of December 31,
	2011	2010
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$149,603	$149,965
Accounts receivable, net	86,626	124,831
Inventories	90,195	90,110
Deferred income tax assets	13,237	12,336
Other current assets	29,725	41,520
Total current assets	369,386	418,762
Property and equipment, net	54,050	60,422
Investment in unconsolidated joint ventures	2,708	2,815
Other assets	1,077	705
Total assets	$427,221	$482,704

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$73,380	$94,593
Due to United States government	3,498	1,331
Advance payments on contracts	19,273	5,875
Other current liabilities	17,086	50,943
Total current liabilities	113,237	152,742
Deferred income tax liabilities	1,857	973
Other long-term liabilities	999	562
	116,093	154,277
Commitments and contingencies

Shareholders’ equity:
Common stock	71	71
Additional paid-in capital	264,408	262,451
Accumulated other comprehensive income (loss)	235	(88)
Treasury stock, at cost	(4,352)	—
Retained earnings	50,766	65,993
Total shareholders’ equity	311,128	328,427
Total liabilities and shareholders’ equity	$427,221	$482,704

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Force Protection, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In Thousands, Except Per Share Data)		(In Thousands, Except Per Share Data)
Net sales	$92,172	$137,139	$233,579	$271,986
Cost of sales	83,238	105,457	199,029	214,915
Gross profit	8,934	31,682	34,550	57,071
General and administrative expenses	22,421	19,124	42,906	37,864
Asset impairment expense	3,200	—	3,200	—
Research and development expenses	7,342	5,284	12,323	10,131
Operating (loss) profit	(24,029)	7,274	(23,879)	9,076
Other income (expense), net	128	189	(62)	262
Interest expense, net	(27)	(62)	(55)	(194)
(Loss) income before income tax	(23,928)	7,401	(23,996)	9,144
Income tax benefit (expense)	8,752	(2,624)	8,771	(3,231)
Net (loss) income	$(15,176)	$4,777	$(15,225)	$5,913
(Loss) earnings per common share:
Basic	$(0.22)	$0.07	$(0.22)	$0.09
Diluted	$(0.22)	$0.07	$(0.22)	$0.08
Weighted average common shares outstanding:
Basic	68,900	68,787	68,974	68,729
Diluted	68,900	69,606	68,974	69,609

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Force Protection, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2011	2010
	(In Thousands)
Cash flows from operating activities:
Net (loss) income	$(15,225)	$5,913
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities —
Depreciation and amortization	8,426	7,927
Deferred income tax (benefit) provision	(200)	313
Income tax effect realized from stock transactions	(122)	(12)
Stock-based compensation	1,869	1,714
Provision for inventory	1,946	1,154
Provision for asset impairment	3,200	—
Other	285	(126)
(Increase) decrease in assets —
Accounts receivable	39,405	(4,056)
Inventories	(1,140)	(4)
Other assets	(12,309)	(67)
Increase (decrease) in liabilities —
Accounts payable	(22,618)	(26,742)
Due to United States government	2,167	(2,829)
Advance payments on contracts	13,398	2,228
Other liabilities	(9,537)	(5,597)
Total adjustments	24,770	(26,097)
Net cash provided by (used in) operating activities	9,545	(20,184)
Cash flows from investing activities:
Capital expenditures	(5,998)	(5,029)
Purchase of JAMMA assets	—	(1,200)
Other	8	22
Net cash used in investing activities	(5,990)	(6,207)
Cash flows from financing activities:
Purchase of treasury stock	(4,352)	—
Proceeds from issuance of common stock	207	17
Income tax effect realized from stock transactions	122	12
Net cash (used in) provided by financing activities	(4,023)	29
Effect of foreign currency rate changes on cash	106	(126)
Decrease in cash and cash equivalents	(362)	(26,488)
Cash and cash equivalents at beginning of year	149,965	147,254
Cash and cash equivalents at end of period	$149,603	$120,766
Supplemental cash flow information:
Cash paid during the period for
Income taxes	$7,724	$6,937
Interest, net of amounts capitalized	$40	$210
Supplemental noncash investing and financing activities:
Property and equipment additions in accounts payable	$133	$1,622

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Summary of Significant Accounting Policies

Organization and Description of the Business

Force Protection, Inc. provides survivability solutions to support the armed forces of the United States (U.S.) and its allies.  We design, manufacture, test, deliver and support our blast- and ballistic-protected products to increase survivability for the users of our products.  Currently, we have one segment of operations, our survivability solutions.  We believe our specialty vehicles, including the Buffalo, Cougar and Ocelot, are at the forefront of blast- and ballistic-protected technology.  These vehicles are designed for reconnaissance and other operations and to protect their occupants from landmines, hostile fire and improvised explosive devices (commonly referred to as roadside bombs).  We are a key provider of the U.S. military’s Mine Resistant Ambush Protected vehicle program and have sold and delivered over 3,000 vehicles under this program.  We also provide our Cougar and Buffalo mine-protected vehicles to several foreign customers, including the United Kingdom Ministry of Defence (U.K. MoD) which has purchased three variants of our Cougar vehicle as well as a U.K.-specific variant of the Buffalo.  The U.K. MoD is also under contract to purchase 200 Foxhounds, an Ocelot variant, with deliveries scheduled to begin in the fourth quarter of 2011.  Complementing these efforts, we are developing and marketing a new vehicle platform, the Joint All-Terrain Modular Mobility Asset (JAMMA), which provides increased modularity, transportability, speed and mobility.  Across all vehicle programs we have sold approximately 4,600 vehicles since 2005.  Supporting our vehicle design, development and production initiatives, we develop, manufacture, test, deliver and support products and services aimed at further enhancing the survivability of our users against additional threats.  In addition, we provide long-term life cycle support services for our vehicles that involve development of technical data packages, supply of spares, field and depot maintenance activities, assignment of skilled field service representatives, and related training programs.  Our services are based on establishing and maintaining long-term relationships with the U.S. government and foreign military users.

References herein to “Force Protection,” the “Company,” “we,” “our” or “us” refer to Force Protection, Inc. and its wholly-owned subsidiaries unless otherwise stated or indicated by context.

In 2009, we formed Integrated Survivability Technologies Limited, an England and Wales company, referred to as IST, a joint venture between Force Protection Europe Limited, a subsidiary of Force Protection Industries, Inc., and NP Aerospace Limited, a subsidiary of The Morgan Crucible Company plc.  Pursuant to the terms of the joint venture, IST acts as the prime contractor for vehicles and related total life cycle support awarded by the U.K. MoD to ensure that this customer has a single point of contact for its Wolfhound, Mastiff and Ridgback vehicles.  We account for this joint venture as an equity-method investment.  In September 2009, we formed Force Protection Australasia Pty Ltd, an Australian company, to pursue market opportunities in Australia and Asia.  Force Protection Australasia Pty Ltd is a wholly-owned subsidiary of Force Protection Europe Limited.  In January 2011, we formed Force Protection Survivability Solutions Canada, Inc., a Canadian company, to pursue market opportunities in Canada.  Force Protection Survivability Solutions Canada, Inc. is a wholly-owned subsidiary of Force Protection Industries, Inc.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

These unaudited condensed consolidated financial statements include the assets, liabilities, revenues and expenses of our wholly-owned subsidiaries, Force Protection Industries, Inc. and Force Protection Technologies, Inc.  We eliminate from our financial results all significant intercompany accounts and transactions.  Certain prior period information has been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2009-13 (ASU 2009-13), an update to Accounting Standards Codification (ASC) Topic 605 “Revenue Recognition,” which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit.  ASU 2009-13 is effective prospectively for revenue recognition arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  We adopted this guidance on January 1, 2011.  This guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures About Fair Value Measurements,” which updates the guidance in ASC Topic 820, “Fair Value Measurements and Disclosures,” related to disclosures about fair value measurements.  New disclosures will require entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers; and to present separately in the reconciliation for fair value measurements in Level 3 information about purchases, sales, issuances and settlements on a gross basis rather than as one net amount.  This ASU  also amends ASC Subtopic 820-10 to clarify certain existing disclosures regarding the level of disaggregation at which fair value measurements are provided for each class of assets and liabilities; and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements, which become effective for fiscal years beginning after December 15, 2010.  We implemented ASU 2010-06 as of January 1, 2011.  The adoption of this guidance did not have, and is not expected to have, a material impact on our consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which updated the guidance in ASC Topic 820, “Fair Value Measurement.”  ASU 2011-04 improves comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards (IFRS).  ASU 2011-04 clarifies the application of existing fair value measurement requirements including (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and (3) quantitative information required for fair value measurements categorized within Level 3.  ASU 2011-04 also provides guidance on measuring the fair value of financial instruments managed within a portfolio, and application of premiums and discounts in a fair value measurement.  In addition, ASU 2011-04 requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs.  The amendments in this guidance are to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011, and early application is not permitted.  This guidance will become effective for us as of the beginning of our first quarter of 2012.  The adoption of this guidance is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” which updated the guidance in ASC Topic 220, “Comprehensive Income.”  Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments in this ASU should be applied retrospectively.  The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 for the Company, and early application is permitted.  This guidance will become effective

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

for us as of the beginning of our first quarter of 2012.  The adoption of this guidance is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

We have determined that all other recently issued accounting guidance will not have a material impact on our consolidated financial position, results of operations or cash flows, or does not apply to our operations.

2.     Accounts Receivable

Accounts receivable consist of the following (in thousands):

	As of June 30,	As of December 31,
	2011	2010
United States government	$69,334	$104,730
Other accounts receivable	17,292	20,101
Accounts receivable, net	$86,626	$124,831

As of June 30, 2011 and December 31, 2010, our accounts receivable included $50.5 million and $53.8 million, respectively, of earned and unbilled accounts receivable, of which $2.7 million and $1.9 million, respectively, is earned and unbilled to IST and $44.7 million and $51.9 million, respectively, is earned and unbilled to the U.S. government.  The earned and unbilled accounts receivable as of June 30, 2011 and December 31, 2010 are primarily due to a significant number of “not-to-exceed” undefinitized contracts whereby we cannot fully bill until the contracts are definitized although the products have been delivered, and accrued service revenues that are generally billed one month in arrears.

3.     Inventories

Inventories consist of the following (in thousands):

	As of June 30,	As of December 31,
	2011	2010
Raw material and supplies	$42,867	$51,142
Work in process	47,039	20,751
Finished goods	289	18,217
Inventories	$90,195	$90,110

Work in process mostly consists of vehicles and subassemblies in process.  As of June 30, 2011 and December 31, 2010, our work in process included $30.1 million and $3.3 million, respectively, of Foxhound-related materials and capitalized labor and overhead costs of our European operation for the Light Protected Patrol Vehicle (LPPV) program, which is scheduled to begin deliveries in the fourth quarter of 2011.

As of December 31, 2010, finished goods mostly consisted of Mastiff vehicles in-transit to IST as well as completed Buffalo vehicles and modernization kits that were not accepted by the customer until the first quarter of 2011.

4.     Property and Equipment

Property and equipment consist of the following (in thousands):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	As of June 30,	As of December 31,
	2011	2010
Land	$4,901	$4,901
Buildings	13,088	16,117
Leasehold improvements	16,802	16,359
Machinery and equipment; including tooling and molds	38,894	36,370
Computer equipment and software	21,042	18,980
Furniture and fixtures	3,898	3,826
Demonstration and other vehicles	7,874	7,476
Manuals	705	705
	107,204	104,734
Less: Accumulated depreciation	(55,790)	(47,728)
	51,414	57,006
Construction in progress	2,636	3,416
Property and equipment, net	$54,050	$60,422

Asset Impairment Expense

During the second quarter of 2011, we determined that the carrying value of our Roxboro, North Carolina facility had been impaired based on our estimate of future cash flows to be generated from the facility.  As a result, we recorded a $3.2 million charge to operating expense for asset impairment to reflect the write-down of the Roxboro fixed assets to estimated fair value as of June 30, 2011.  We are currently evaluating alternative uses for this facility.

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

The income tax benefit for the three and six months ended June 30, 2011 is based on the estimated effective tax rates applicable for the fiscal year ending December 31, 2011, after considering items specifically related to the interim periods.  The income tax expense for the three and six months ended June 30, 2010 was based on the estimated effective tax rates applicable for the fiscal year ended December 31, 2010, after considering items specifically related to the interim periods.

Force Protection is subject to United States federal, state, and local income taxes. (Loss) income before income tax is as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010
(Loss) income before income tax	$(23,928)	$7,401	$(23,996)	$9,144

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal tax benefit	1.0	1.4	1.0	1.4
Research and development credit	(2.6)	—	(2.6)	—
Domestic Production Activities Deduction	—	(2.4)	—	(2.5)
Interest expense related to uncertain tax benefits	—	0.1	—	0.1
Nondeductible items	3.2	1.4	3.2	1.4
Effective income tax rate	36.6%	35.5%	36.6%	35.4%

The effective income tax rate is the provision for income tax as a percent of (loss) income before income taxes.  The effective rate differs from the expected federal statutory rate of 35% primarily due to the research and development credit, the domestic production activities deduction, state income taxes, and nondeductible items.

Tax years ended December 31, 2002 through December 31, 2010 remain open and are subject to examination by the Internal Revenue Service.  However, we believe that we have appropriate support for the income tax positions taken and to be taken on our income tax returns and that our income taxes receivable and accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter.  However, we do have a $0.9 million reserve, which includes approximately $56,000 of interest, for prior years’ income taxes as a result of applying the guidance in FASB ASC Topic 740, “Income Taxes.”  If recognized, the entire $0.9 million would favorably impact the Company’s effective tax rate.  It is reasonably possible that certain unrecognized tax benefits as of June 30, 2011, could decrease by approximately $0.4 million during the subsequent twelve months due to the resolution of some or all of these matters by various taxing authorities or by the expiration of statutes of federal and state limitations.

6.     (Loss) Earnings Per Common Share

The following table shows the information used in the calculation of basic and diluted (loss) earnings per common share (in thousands, except share and per share amounts):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator — Basic and diluted:
Net (loss) income	$(15,176)	$4,777	$(15,225)	$5,913
Denominator:
Weighted average common shares outstanding — basic	68,899,985	68,786,642	68,973,610	68,729,295
Add: Stock options	—	96,298	—	116,244
Add: Stock grants	—	723,283	—	763,348
Weighted average common shares outstanding — diluted	68,899,985	69,606,223	68,973,610	69,608,887
Basic (loss) earnings per common share:
Net (loss) income — basic	$(0.22)	$0.07	$(0.22)	$0.09
Diluted (loss) earnings per common share:
Net (loss) income — diluted	$(0.22)	$0.07	$(0.22)	$0.08

The calculation of basic (loss) earnings per common share is based on the weighted-average number of our common shares outstanding during the applicable period.  The calculation for diluted (loss) earnings per common share recognizes the effect of all dilutive potential common shares that were outstanding during the respective periods, unless their impact would be anti-dilutive.  We use the treasury stock method to calculate the dilutive effect of stock options and other common stock equivalents (potentially dilutive shares).  These potentially dilutive shares include stock options and stock grants.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We did not include stock options to purchase 143,267 and 211,632 shares of common stock in our computation of diluted loss per common share for the three and six months ended June 30, 2011, respectively, as the effect of including such options would be anti-dilutive.  For the three and six months ended June 30, 2010, we did not include stock options to purchase 4,831 and 98,294 shares of common stock, respectively, in our computation of diluted earnings per common share as the effect of including such options would be anti-dilutive.

In addition, we did not include 553,082 and 624,246 of unvested restricted stock grants in the computation of diluted loss per common share for the three and six months ended June 30, 2011, respectively, since inclusion would be anti-dilutive in our computation of diluted loss per common share because we recorded a net loss in each of these periods.

7.    Comprehensive (Loss) Income

The following table shows the components of comprehensive (loss) income:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2011	2010	2011	2010
Net (loss) income	$(15,176)	$4,777	$(15,225)	$5,913
Foreign currency translation adjustments, net of tax	(35)	(17)	103	(86)
Net unrealized gain from cash flow hedges, net of tax	220	—	220	—
Comprehensive (loss) income	$(14,991)	$4,760	$(14,902)	$5,827

8.      Derivative Instruments and Hedging Activities

We are exposed to foreign currency risks that arise from normal business operations, including payments to suppliers, receipts from customers and inter-company transactions denominated in foreign currencies.  The Company strives to control its exposure to these risks through its normal operating activities and, where appropriate, through derivative instruments.  We do not use any derivative financial instruments for trading or other speculative purposes.

All derivatives are recorded at fair value.  Prior to the second quarter of 2011, we had not used any derivative instruments to hedge our foreign currency exposure.  At June 30, 2011, we had forward foreign exchange contracts with maturities through February 2012 and a U.S. dollar equivalent notional value of $13.4 million outstanding, all of which were designated and accounted for as cash flow hedges.  As a cash flow hedge, the effective portion of a change in the fair value of the derivative is recognized as a component of Accumulated other comprehensive income (loss) until the underlying hedged item is recognized in earnings, or the forecasted transaction is no longer probable of occurring.  If a derivative does not qualify as a highly effective hedge, any change in fair value is immediately recognized in earnings. We formally document all hedging relationships for all derivative hedges and the underlying hedged items, as well as the risk management objectives and strategies for undertaking the hedge transactions.

We classify the fair value of all derivative contracts as current or non-current assets or liabilities, depending on the gain or loss position of the hedged contract at the balance sheet date, and the timing of future cash flows.  As of June 30, 2011, we had derivative assets recorded in Other current assets of $0.3 million and no derivative liabilities.  For the three and six months ended June 30, 2011, we had no gains or losses from hedges classified as not highly effective.  The amount of estimated unrealized net gains from cash flow hedges recorded in Accumulated other comprehensive income (loss) at June 30, 2011 was $0.2 million, net of income taxes, all of which is expected to be reclassified to earnings in the next twelve months.

9.     Fair Value of Financial Instruments

ASC Topic 825, “Financial Instruments,” requires disclosures of the fair value of financial instruments.  The valuation techniques required for fair value accounting are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions.  The two types of inputs create the following fair value hierarchy:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•                  Level 1 - Quoted prices for identical instruments in active markets.

•                  Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•                  Level 3 - Significant inputs to the valuation model are unobservable.

Our financial instruments include cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued liabilities and amounts due to United States government.  The carrying amounts of these financial instruments approximate their fair value because of the short-term maturity and highly liquid nature of these instruments.  Additionally, we have derivatives, which are included within other current assets and are measured using level 2 inputs.  The carrying values of our financial instruments approximate their fair value as of June 30, 2011 and December 31, 2010.

10.     Commitments and Contingencies

Financing Commitments— Credit Facility

As of June 30, 2011 and December 31, 2010, we had a $40 million revolving line of credit with Wells Fargo Bank, National Association, which expires on April 30, 2012.  Furthermore, we can designate up to $5.0 million for letters of credit against the $40 million line of credit.  There were no borrowings outstanding under the facility as of June 30, 2011 or December 31, 2010.  On July 23, 2010, we obtained a letter of credit in the amount $3.3 million Australian dollars for the performance of our obligations under a contract for the Protected Mobility Vehicle-Light program (Land 121).  Our total borrowing capacity under the line of credit is limited to a multiple of the sum of our net income, interest expense, income taxes, depreciation and amortization (EBITDA) as calculated quarterly on a rolling four quarters basis.  This maximum leverage ratio limitation and the outstanding letter of credit have lowered the availability under our line of credit to approximately $11 million as of June 30, 2011.   Borrowings under the line of credit bear a floating interest rate per annum on any principal borrowings equal to the LIBOR rate plus a spread.  The bank’s obligation to make loans under the line of credit is subject to, among other things, our compliance with various covenants, including the aforementioned maximum leverage ratio.  As of June 30, 2011 and December 31, 2010, we were in compliance with all of our revolving line of credit covenants.

Legal Proceedings

Shareholder Class Action and Derivative Actions

On March 10, 2008, the first of ten related class action lawsuits was filed against us and certain of our former and current directors and officers in the U.S. District Court for the District of South Carolina, Charleston Division, on behalf of a purported class of investors who purchased or otherwise acquired our stock during the period between August 14, 2006 and February 29, 2008.  The complaints sought class certification, and the allegations include, but are not limited to, that the defendants violated the Securities Exchange Act of 1934 and made false or misleading public statements and/or omissions concerning our business, internal controls, and financial results.  The individual class action lawsuits were consolidated on June 10, 2008, under the caption In Re Force Protection, Inc. Securities Litigation, Action No. 2:08-cv-845-CWH (Securities Class Action).  The parties to the Securities Class Action filed a stipulation of settlement on September 27, 2010 calling for payment of $24 million to the settlement class.  Following a hearing on January 25, 2011, the Court issued an Order and Final Judgment approving the settlement on March 8, 2011.  The Order and Final Judgment was not appealed and hence is final.

Between March 27, 2008 and September 24, 2010, a series of related shareholder derivative actions were filed in both state and federal courts against certain of our former and current directors and officers alleging that the individual defendants breached fiduciary duties, abused control, engaged in gross mismanagement, wasted corporate assets, engaged in improper insider trading, and were unjustly enriched.  Recovery is sought for the benefit of the Company, which has been named a nominal defendant in each derivative action.  Four derivative actions pending in the U. S. District Court for the District of South Carolina, Charleston Division, were consolidated on March 31, 2009, under the caption In Re Force Protection, Inc. Derivative Litigation, Action No.2:08-cv-01907-CWH (Federal Derivative Action).  An agreement to settle the Federal Derivative Action (but not the state court proceedings) was preliminarily approved by the federal court on October 5, 2010.  This settlement provides that the Company will

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

adopt certain corporate governance practices, receive a payment of $2.25 million from insurance, and pay plaintiffs’ attorney’s fees and expenses in an amount not to exceed $2.3 million.  The federal court held a hearing on December 13, 2010 to determine whether it should grant final approval to the Federal Derivative Action settlement, but the court has not yet issued an order concerning final approval.  The federal court has scheduled another hearing for August 29, 2011to give further consideration to the proposed settlement.  The state court actions pending in South Carolina were consolidated on May 18, 2009.  Those actions have been stayed pending a ruling from the federal court regarding final approval of the Federal Derivative Action settlement.  A hearing on all pending motions in the state court actions is set for September 8, 2011.  Another derivative action was filed in the state court of Nevada in September 2010.  The Company and the individual defendants have filed motions to dismiss the Nevada state court complaint and briefing on those motions is scheduled to conclude during the third quarter of 2011.

Neither the Company nor any of its present and former directors and officers has admitted any wrongdoing or liability in connection with these settlements.  Additionally, each settlement provides that the parties have reached a mutually agreeable resolution of the case to avoid protracted and expensive litigation, including the outcome and risks associated with proceeding.  In connection with the shareholder class action and Federal Derivative Action settlements, we recorded an $8.5 million charge to General and administrative expenses in the third quarter of 2010.  As of December 31, 2010, we recorded a $24.0 million asset within Other current assets in the accompanying unaudited condensed consolidated balance sheet, reflecting the escrow account that related to the class action settlement, as well as a $24.0 million litigation reserve for the class action settlement, which was included in Other current liabilities.  Since all legal contingencies that could have affected the class action settlement were exhausted during the second quarter of 2011, this liability and related asset were removed from the accompanying unaudited condensed consolidated balance sheet as of June 30, 2011.  However, we have an asset account and a liability account based on management’s estimates and beliefs, to address certain litigation-related matters.

Other Disputes

A total of 85 complaints from current and former employees are currently pending with the U.S. Equal Employment Opportunity Commission (EEOC), alleging, among other things, race and/or gender discrimination.  A majority of the complaints have been pending over the past four years.  In July 2011, the EEOC notified the Company that it believes there is evidence to support 78 of these charges and other allegations of discrimination, and has requested that the Company participate in conciliation.  The Company does not agree with the EEOC’s position but is prepared to meet with its representatives in an effort to informally resolve this matter.

On June 26, 2009, a temporary independent contractor whose services we terminated in 2007 filed a complaint against the Company in the U.S. District Court for the District of South Carolina, Charleston Division, as Civil Action No. 2:09cv1708-DCN-BM, which alleges a violation under the employee protection provisions of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002, 18 U.S.C. §1514A; a violation of the anti-retaliation provision of the False Claims Act, 31 U.S.C. §3730(h); and a state common-law whistleblower claim.  The former independent contractor alleges that we terminated his engagement in retaliation for his allegation of certain corporate governance, government contracting, accounting and other irregularities.  On June 27, 2011, the court granted the motion of Force Protection Industries, Inc. to dismiss the state common-law whistleblower claim, and that claim has now been dismissed.  On July 19, 2011, the court granted the motion of Force Protection Industries, Inc. to dismiss the individual defendants without prejudice.  On July 30, 2011, the parties agreed to resolve this matter and we expect the settlement agreement to be finalized during the third quarter of 2011.  We do not believe that the settlement will have a material impact on our financial condition, results of operations or cash flows.

Although we intend to defend ourselves in connection with the foregoing legal proceedings and claims, there can be no assurance that we will ultimately prevail in any of these matters, and any settlement or adverse judgment may have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.  We are also a party to other litigation which we consider routine and incidental to our business.  We may be involved from time to time in other litigation that could have a material effect on our operations or finances.  Other than the litigation described above, we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide information that is supplemental to, and should be read together with, our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q.  Information in this Item 2 is intended to assist the reader in obtaining an understanding of our unaudited condensed consolidated financial statements, the changes in certain key items in those financial statements from period to period, the primary factors that accounted for those changes, and any known trends or uncertainties that we are aware of that may have a material effect on our future performance.  It also addresses how certain accounting principles affect our unaudited condensed consolidated financial statements.  MD&A includes the following sections:

•                  Overview

•                  Outlook

•                  Results of Operations—an analysis of our consolidated results of operations for the three and six months presented in our unaudited condensed consolidated financial statements

•                  Liquidity and Capital Resources—an analysis of the effect of our operating, financing and investing activities on our liquidity and capital resources

•                  Off- Balance Sheet Arrangements—a discussion of such commitments and arrangements

•                  Contractual Obligations—a summary of our aggregate contractual obligations

•                  Critical Accounting Policies and Estimates—a discussion of accounting policies that require significant judgments and estimates

•                  Recent Accounting Pronouncements—a summary and discussion of our plans for the adoption of new accounting standards relevant to us

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains both historical and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act).  All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements.  In particular, these include statements about our plans, objectives, strategies and prospects regarding, among other things, our financial position, results of operations, cash flows and business.  We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “outlook,” “estimate” or “continue” and other words and terms of similar meaning.  These forward-looking statements include, among other things:

•                  Statements regarding the growth of the U.S. and world market for blast- and ballistic-protected vehicles, products or services,

•                  Statements regarding the U.S. military’s plans or intentions, including the drawdown of operations in Iraq and Afghanistan,

•                  Statements regarding our business development plans and strategy, including our plans to expand our product lines, diversify our business mix, and expand our markets internationally,

•                  Statements with respect to our ability to obtain materials, our ability to improve cost efficiencies and possible future changes in the efficiencies in our operations,

•                  Statements regarding our vehicles, products and services that may be purchased by our customers, including the type of vehicles demanded and other customer demands and expected changes in demand,

•                  Statements regarding the benefits of our products, services and programs, including our vehicles’ capabilities and the use of our vehicles, products and services for other than military purposes,

•                  Statements regarding our investments in research and development activities for our vehicles, products and services,

•                  Statements regarding any changes in our cost of sales, our general and administrative expenses, our asset impairment expense, our operating results or our research and development expenses as a percentage of net sales,

•                  Statements regarding the revenues that may be derived from, and the quantities of vehicles, products and services that may be purchased or ordered pursuant to, existing or possible future contracts or orders by various customers, including statements regarding the estimated value of those orders and contracts and statements about our backlog,

•                  Statements regarding the benefits that may be realized from our joint ventures, teaming arrangements and any new ventures or business developed pursuant to them,

•                  Statements regarding our expectation to apply prepaid 2011 federal income taxes to our projected tax obligation during the second half of 2011,

•                  Statements regarding our expected cash flow, cash needs and expected capital expenditures,

•                  Statements regarding our share repurchase program,

•                  Statements regarding our derivative instruments and hedging activities,

•                  Statements regarding the effect of our income tax positions on our effective tax rate,

•                  Statements regarding our expectations with respect to the matters pending with the U.S. Equal Employment Opportunity Commission (EEOC), and

•                  Statements regarding final approval of the state and federal derivative actions.

References herein to “Force Protection,” the “Company,” “we,” “our” or “us” refer to Force Protection, Inc. and its wholly-owned subsidiaries unless otherwise stated or indicated by context.

Overview

Force Protection, Inc. provides survivability solutions to support the armed forces of the United States (U.S.) and its allies.  We design, manufacture, test, deliver and support our blast- and ballistic-protected products to increase survivability for the users of our products.  Currently, we have one segment of operations, our survivability solutions.  We believe our specialty vehicles, including the Buffalo, Cougar and Ocelot, are at the forefront of blast- and ballistic-protected technology.  These vehicles are designed for reconnaissance and other operations and to protect their occupants from landmines, hostile fire and improvised explosive devices (IEDs, commonly referred to as roadside bombs).  We are a key provider of the U.S. military’s Mine Resistant Ambush Protected (MRAP) vehicle program and have sold and delivered over 3,000 vehicles under this program.  We also provide our Cougar and Buffalo mine-protected vehicles to several foreign customers, including the United Kingdom Ministry of Defence (U.K. MoD) which has purchased three variants of our Cougar vehicle as well as a U.K.-specific variant of the Buffalo.  The U.K. MoD is also under contract to purchase 200 Foxhounds, an Ocelot variant, with deliveries scheduled to begin in the fourth quarter of 2011.  Complementing these efforts, we are developing and marketing a new vehicle platform, the Joint All-Terrain Modular Mobility Asset (JAMMA), which provides increased modularity, transportability, speed and mobility.  Across all vehicle programs we have sold approximately 4,600 vehicles since 2005.  Supporting our vehicle design, development and production initiatives, we develop, manufacture, test, deliver and support products and services aimed at further enhancing the survivability of our users against additional threats.  In addition, we provide long-term life cycle support services for our vehicles that involve development of technical data packages, supply of spares, field and depot maintenance activities, assignment of skilled field service representatives (FSRs), and related training programs.  Our services are based on establishing and maintaining long-term relationships with the U.S. government and foreign military users.

Our business is heavily influenced by the needs of the U.S. military for blast- and ballistic-protected wheeled vehicles.  The majority of our revenue comes from our U.S. government contracts, including Foreign Military Sales.  We attempt to align our workforce and facilities to satisfy our business requirements.

We are headquartered in Summerville, South Carolina and have leased manufacturing facilities in Ladson, South Carolina.  We have office and warehouse space in Sterling Heights, Michigan; Roxboro, North Carolina; Arlington, Virginia; Bristol, United Kingdom; Shoreham, United Kingdom; and Leamington Spa, United Kingdom.  We conduct our blast range, research and development activities and customer training requirements at properties located in Edgefield, South Carolina; Summerville, South Carolina; and Hanahan, South Carolina.  We also provide military operations support in Kuwait, Afghanistan and other locations worldwide.

Outlook

The global war on terrorism, especially in Iraq and Afghanistan, has confirmed that IEDs, landmines, explosively formed projectiles and rocket-propelled grenades pose a significant threat to coalition military personnel and civilians.  These weapons have been used extensively by terrorists and insurgent groups in Iraq, Afghanistan and other areas.  While we believe the world-wide market for blast- and ballistic-protected vehicles and other survivability solutions will remain at high levels for at least the next several years, we expect the current economic downturn to have an impact on the level of purchases of blast- and ballistic solutions by certain militaries in the near-term.

As it relates to the current military campaign in the Middle East, in 2009, U.S. forces began drawing down from Iraq and this continued throughout 2010.  In 2010, the surge of approximately 33,000 U.S. troops in Afghanistan began and continued into 2011, which required additional MRAPs to support operations.  In June 2011, it was announced that the U.S. expected to drawdown forces to pre-surge levels by autumn of 2012.

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

Our fiscal 2011 outlook is based on the following market assumptions and expectations:

•                  A continued conflict in Afghanistan, which necessitates continued modernization of our vehicles and an ongoing requirement for our FSRs resourced to support the sustainment and maintenance of units in that theater,

•                  Our current customers are expected to develop modernization and sustainment plans for our fielded fleet of vehicles and we will have to compete for the spares and sustainment support business for our fielded fleet of vehicles,

•                  While our international business is growing, current customer budget constraints could impact the timing of future orders,

•                  Certain challenges with the expansion of our customers, vehicles, products and services.  We will continue to try to capture contract awards for our vehicles, products and services in an evolving and competitive marketplace,

•                  Establishing long-term programs to include upgrades, remanufacture, and sustainment for our fleet of vehicles, and then expanding this capability to sustain MRAP vehicles of other original equipment manufacturers,

•                  Investing in research and development in relation to new vehicles, products and services to bring to market, and

•                  Rationalizing our cost structure to match our sales and backlog.

Strategic Outlook

Our business strategy is focused on increasing shareholder value by providing survivability solutions, vehicles, products and services that are responsive, innovative, high-quality and affordable.  We intend to maintain and expand our current business as a leading supplier of survivability solutions, including protected vehicles, total life cycle support and other services, to the U.S. DoD, other U.S. government agencies, foreign governments, and domestic and international commercial customers.  Our strategy is focused on growing balanced diverse revenues and earnings through organic growth, cost containment, and selected business acquisitions, enabling us to grow the Company.   Specific components of the strategy include the following:

•                  Perform favorably on contracts,

•                  Capitalize on our current business and grow sales organically,

•                  Invest in research and development and related program-specific capture opportunities,

•                  Continuously improve our cost structure, and

•                  Diversify through selected acquisitions, joint ventures, and teaming agreements.

As discussed in Item 4, Controls and Procedures, of this Quarterly Report on Form 10-Q, we believe that effective disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Exchange Act) are in place as of June 30, 2011.  We will continue to devote our resources, in an amount we believe to be appropriate, to maintain effective internal controls over our financial reporting and disclosures.

Results of Operations

The following discussion and analysis is based on our unaudited condensed consolidated statements of operations, which reflect our results of operations for the three and six months ended June 30, 2011 and 2010 as prepared in accordance with generally accepted accounting principles in the United States of America (GAAP).

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010

The following table presents our results of operations for the three and six months ended June 30, 2011 and 2010.

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2011	2010	2011	2010
Net sales	$92,172	$137,139	$233,579	$271,986
Cost of sales	83,238	105,457	199,029	214,915
Gross profit	8,934	31,682	34,550	57,071
General and administrative expenses	22,421	19,124	42,906	37,864
Asset inpairment expense	3,200	—	3,200	—
Research and development expenses	7,342	5,284	12,323	10,131
Operating (loss) profit	(24,029)	7,274	(23,879)	9,076
Other income (expense), net	128	189	(62)	262
Interest expense, net	(27)	(62)	(55)	(194)
(Loss) income before income tax	(23,928)	7,401	(23,996)	9,144
Income tax benefit (expense)	8,752	(2,624)	8,771	(3,231)
Net (loss) income	$(15,176)	$4,777	$(15,225)	$5,913

Units sold

The following table presents our vehicle unit sales for the three and six months ended June 30, 2011 and 2010.

	For the three months ended June 30,		For the six months ended June 30,
Units Sold	2011	2010	2011	2010
Buffalo	24	21	54	43
Mastiff	—	44	11	60
Ridgback	—	—	8	—
Wolfhound	—	24	—	24
Cougar (all other variants)	—	—	—	4
Ocelot	—	2	2	2
Total	24	91	75	133

Net sales

The decrease in net sales for the three and six months ended June 30, 2011 as compared to the respective 2010 periods was attributable to a decrease in vehicle, modernization and spares and sustainment revenue primarily due to the timing of awards and related delivery of vehicles, products and services.

The sales mix of vehicles, modernization efforts and spares and sustainment in the comparative periods are set forth in the following table:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2011	2010	2011	2010
Buffalo	$27,233	$21,483	$62,287	$44,845
Mastiff	—	22,833	5,835	33,469
Ridgback	—	—	4,224	—
Wolfhound	—	11,070	—	11,070
Cougar (all other variants)	—	—	—	2,899
Ocelot	—	1,462	1,778	1,462
Modernization	24,340	31,534	73,952	79,699
Spares and sustainment	40,599	48,757	85,503	98,542
Total	$92,172	$137,139	$233,579	$271,986

Cost of sales and Gross profit

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2011	2010	2011	2010
Cost of sales	$83,238	$105,457	$199,029	$214,915
Gross profit	$8,934	$31,682	$34,550	$57,071
Gross profit as a percentage of net sales	9.7%	23.1%	14.8%	21.0%

Gross profit decreased by $22.7 million and $22.5 million and the gross profit percentage decreased by 13.4 and 6.2 percentage points for the three and six months ended June 30, 2011, respectively, over the comparative 2010 periods.  The gross profit decreases were primarily due to: (1) the profit impact of lower sales volume (approximately $13.5 million for the quarter and $11.5 million year-to-date), (2) the results of certain contract negotiations (net impact of $5.3 million for the quarter and year-to-date, consisting of $1.7 million of negative adjustments in the second quarter of 2011 and $3.6 million of positive adjustments in the second quarter of 2010), (3) increased expenses for warranty and related issues and costs to obtain future Program of Record status on the Buffalo A2 variant ($4.9 million for the quarter and year-to-date), (4) revenue recognized during the first quarter of 2011 that was related to a claim settlement and a development contract, both with minimal associated gross profits ($2.9 million negative impact for the year-to-date), and (5) severance and related costs which occurred in the first quarter of 2011 ($1.3 million reduction for the year-to-date).

General and administrative expenses

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2011	2010	2011	2010
General and administrative expenses	$22,421	$19,124	$42,906	$37,864
As a percentage of net sales	24.3%	13.9%	18.4%	13.9%

General and administrative expenses increased $3.3 million and $5.0 million for the three and six months ended June 30, 2011, respectively, from the comparable 2010 periods.  The period-over-period increases were primarily due to:  (1) increased costs for business development (up $2.2 million for the quarter and $3.3 million year-to-date), reflecting increased bid and proposal preparation spending on new programs, including the Tactical Armoured Patrol Vehicle (TAPV), and the expansion of efforts to promote sales of our new and existing products in selected world-wide markets, and (2) increased costs associated with our European operations (up $0.9 million for the quarter and $1.3 million year-to-date) in connection with the ramp-up of the LPPV program.  All other general and administrative expenses, net, increased $0.2 million and $0.4 million for the three and six months ended June 30, 2011, respectively, from the comparable 2010 periods.

Asset impairment expense

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2011	2010	2011	2010
Asset impairment expense	$3,200	$—	$3,200	$—
As a percentage of net sales	3.5%	0.0%	1.4%	0.0%

Asset impairment expense increased $3.2 million for the three and six months ended June 30, 2011from the comparable 2010 periods due to an impairment charge incurred during the second quarter of 2011 related to our Roxboro, North Carolina training facility ($3.2 million).  We are currently evaluating alternative uses for this facility.  See Note 4, Property and Equipment, in the accompanying unaudited condensed consolidated financial statements.

Research and development expenses

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2011	2010	2011	2010
Research and development expenses	$7,342	$5,284	$12,323	$10,131
As a percentage of net sales	8.0%	3.9%	5.3%	3.7%

Research and development expenses increased by $2.1 million and $2.2 million for the three and six months ended June 30, 2011, respectively, over the comparable 2010 periods.  The period-over-period increases were primarily due to spending on vehicle system development programs for TAPV, Ocelot and JAMMA (up $3.8 million for the quarter and $4.7 million year-to-date).  These increases were partially offset by decreased spending in all other development programs (down $1.7 million for the quarter and $2.5 million for the year-to-date).

Other income (expense), net

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2011	2010	2011	2010
Other income (expense), net	$128	$189	$(62)	$262
As a percentage of net sales	0.1%	0.1%	0.0%	0.1%

Other income, net decreased by $0.1 million and $0.3 million for the three and six months ended June 30, 2011, respectively, as compared to the same periods for 2010, mostly due to the break-even and $0.2 million loss on our joint venture, Integrated Survivability Technologies Limited (IST), for the three and six months ended June 30, 2011, respectively, compared to the $0.1 million gain in the three and six months ended June 30, 2010.

Interest expense, net

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2011	2010	2011	2010
Interest expense, net	$(27)	$(62)	$(55)	$(194)
As a percentage of net sales	0.0%	0.0%	0.0%	(0.1)%

Interest expense, net decreased slightly for the three and six months ended June 30, 2011, respectively, as compared to the same periods for 2010, as a result of lower line of credit fees and amortization of loan renewal fees.

Income tax benefit (expense)

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2011	2010	2011	2010
Income tax benefit (expense)	$8,752	$(2,624)	$8,771	$(3,231)
As a percentage of net sales	9.5%	(1.9)%	3.8%	(1.2)%

Income tax expense decreased $11.4 million and $12.0 million for the three and six months ended June 30, 2011, respectively, from the comparable 2010 periods, primarily because of reduced revenue, lower gross margin percentages and increased operating expenses for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010.  The effective income tax rates for the three and six months ended June 30, 2011 were approximately 36.6% for each of these periods, and were 35.5% and 35.4% for the three and six months ended June 30, 2010, respectively.  See Note 5, Income Taxes, in the accompanying unaudited condensed consolidated financial statements.

Net (loss) income

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Net (loss) income	$(15,176)	$4,777	$(15,225)	$5,913
Diluted (loss) earnings per share	$0.22	$0.07	$(0.22)	$0.08

Net income for the three and six months ended June 30, 2011 decreased $20.0 million and $21.1 million , respectively, from the comparable 2010 periods due primarily to reduced revenue, lower gross margin percentages and increased operating expenses.

Backlog

The following table sets forth the number of vehicles included in our backlog as of June 30, 2011 and 2010. The backlog shown in the following table is “funded” backlog, meaning that it reflects vehicles for which we have received orders and for which funding has been appropriated and authorized for expenditure by the applicable customers. We cannot assure that we will deliver or sell all of the vehicles included in our backlog. See Part I, Item 1A, Risk Factors, included in our Annual Report on Form 10-K for the year ended December 31, 2010 for additional information regarding our funded backlog.

	Vehicle Funded Backlog
	June 30,
	2011	2010
Buffalo	101	73
Mastiff	47	—
Wolfhound	—	4
Cougar (all other variants)	6	30
Foxhound	200	—
Total	354	107

As of June 30, 2011, we had approximately $728 million in total funded backlog for all our vehicles, products and services, as compared to approximately $240 million as of June 30, 2010.  This increase is primarily due to the contract that we entered into with the U.K. MoD in November 2010 for the production of 200 Foxhound vehicles for the Light Protected Patrol Vehicle (LPPV) program as well as an increase in modernization orders for Independent Suspension System (ISS) and fuel tank kits.

Liquidity and Capital Resources

Our liquidity and available capital resources are impacted by operating, financing and investing activities.  Our principal sources of liquidity are cash on hand and cash from operations, primarily from contracts with the U.S. and foreign governments.

Sources and Uses of Cash

During the past several years, our cash requirements have been met primarily through cash flows provided by operations, and our funds have been used primarily to fund working capital requirements and make capital expenditures.  The following chart shows the cash flows provided by or used in operating, investing and financing activities for the six months ended June 30, 2011 and 2010:

	For the six months ended June 30,
(in thousands)	2011	2010
Net cash provided by (used in) operating activities	$9,545	$(20,184)
Net cash used in investing activities	(5,990)	(6,207)
Net cash (used in) provided by financing activities	(4,023)	29
Effect of exchange rate changes on cash	106	(126)
Decrease in cash and cash equivalents	$(362)	$(26,488)

As of June 30, 2011, we had $149.6 million of cash and cash equivalents, a slight decrease from $150.0 million as of December 31, 2010, and an increase from $120.8 million at June 30, 2010.

Cash Flows from Operating Activities

Net cash provided by operating activities increased by $29.7 million during the first six months of 2011 compared with the first six months of 2010.  Below are the significant changes in operating assets and liabilities for the first six months of 2011:

Increases to Cash Flows from Operating Activities:

•                  a decrease in accounts receivable of $39.4 million primarily resulting from lower net sales during the three months ended June 30, 2011 compared to the three months ended December 31, 2010, and

•                  an increase in advance payments on contracts of $13.4 million primarily resulting from the advance payment from the U.K. MoD in connection with the LPPV program.

Decreases to Cash Flows from Operating Activities:

•                  a decrease in accounts payable of $22.6 million primarily resulting from decreased obligations related to our modernization contracts and the timing of our purchases and related payments,

•                  an increase in other assets of $12.3 million primarily due to prepaid 2011 federal income taxes resulting from the second quarter 2011 loss, which we expect to apply to our projected tax obligation during the second half of 2011, and

•                  a decrease in other liabilities of $9.5 million primarily due to a decrease in federal and state taxes payable and some compensation-related liabilities as of June 30, 2011.

Cash Flows from Investing Activities

Net cash used in investing activities decreased by $0.2 million during the first six months of 2011 compared with the first six months of 2010 primarily due to the $1.2 million purchase of JAMMA assets, which occurred in the second quarter of 2010, partially offset by the $1.0 million increase in capital expenditures during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

Cash Flows from Financing Activities

Net cash used in financing activities increased by $4.1 million during the first six months of 2011 compared with the first six months of 2010 primarily due to $4.4 million of treasury stock purchases during the first half of 2011.  On August 4, 2011, the Company announced that its Board of Directors authorized the Company to repurchase up to $10 million of its common stock.  This amount is in addition to the $20 million authorization announced by the Company on March 9, 2011, which the Company continues to execute.  The repurchase program calls for shares to be purchased in the open market or in private transactions.  The Company may suspend or discontinue the program at any time.  The Company may repurchase shares from time to time depending upon market conditions, the market price of the Company’s common stock, and management’s assessment of liquidity and cash flow needs.

Current Liquidity and Capital Resources

Our cash and cash equivalents as of June 30, 2011 were held for working capital purposes and were invested primarily in short-term U.S. Treasury bills and money market funds.  We do not enter into investments for trading or speculative purposes.

During 2010, capital expenditures were $16.2 million, mostly due to outlays made for a corporate office building and associated land, demonstration vehicles, Foxhound tooling, certain leasehold improvements and computer equipment and software.  During the first six months of 2011, capital expenditures were $6.0 million, primarily due to upgrades of our information technology infrastructure as well as Foxhound tooling.  We do not expect any significant changes to capital expenditures in 2011 as compared to 2010.

In addition, we have available to us a $40 million revolving line of credit, which allows us to designate up to $5.0 million for letters of credit against this line of credit.  There were no borrowings outstanding under the facility as of December 31, 2010 or June 30, 2011.  On July 23, 2010, we obtained a letter of credit in the amount $3.3 million Australian dollars for the performance of our obligations under a contract for the Protected Mobility Vehicle-Light program (Land 121).  Our total borrowing capacity under the line of credit is limited to a multiple of the sum of our net income, interest expense, income taxes, depreciation and amortization (EBITDA) as calculated quarterly on a rolling four quarters basis.  This maximum leverage ratio limitation and the outstanding letter of credit have lowered the availability under our line of credit to approximately $11 million as of June 30, 2011.   Borrowings under the line of credit bear a floating interest rate per annum on any principal borrowings equal to the LIBOR rate plus a spread.  The bank’s obligation to make loans under the line of credit is subject to, among other things, our compliance with various covenants, including the aforementioned maximum leverage ratio.  As of June 30, 2011 and December 31, 2010, we were in compliance with all of our revolving line of credit covenants.  Our line of credit expires on April 30, 2012.   After that time, we expect that we may need to obtain additional sources of capital, which may include borrowings or the issuance of debt or equity securities, including common stock, and there can be no assurance that such financing will be available to us when we need it or, if available, that the terms of any such financing will be satisfactory to us and not dilutive to our shareholders.  Any failure to obtain necessary capital as and when required could have a material adverse effect on our business, prospects, consolidated financial position, results of operations or cash flows.

Management believes that liquidity and capital resources are adequate for the remainder of 2011.

Off-Balance Sheet Arrangements

In accordance with the definition under SEC rules and regulations, the following qualify as off-balance sheet arrangements:

•                  any obligation under certain guarantee contracts,

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

As of June 30, 2011, we did not have any material obligations under certain guarantee contracts as referenced above.

As of June 30, 2011, we did not have any retained or contingent interests in assets as defined above.

As of June 30, 2011, we held derivative financial instruments with respect to our currency hedging activities, as defined by FASB ASC Topic 815, “Derivatives and Hedging.”  These derivatives consisted of forward exchange contracts used in connection with our currency risk hedging activities.  See Note 8, Derivative Instruments and Hedging Activities, to the unaudited condensed consolidated financial statements.

As of June 30, 2011, we did not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of June 30, 2011 and December 31, 2010, we were not involved in any unconsolidated SPE transactions.

Contractual Obligations

We have future obligations under various contracts relating to operating leases and purchase obligations.  During the six months ended June 30, 2011, there were no significant changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2010, except that our purchase obligations increased to $306.9 million as of June 30, 2011, from $155.1 million as of December 31, 2010.  This increase was primarily due to production parts committed to produce the Mastiff and Foxhound vehicles and the contracted ISS modernization kits.

Critical Accounting Policies and Estimates

For the quarterly period ended June 30, 2011, the only material change to the Company’s critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, and filed with the SEC on March 9, 2011, was the addition of derivative and hedging activities, which was first implemented at the Company during the second quarter of 2011.

The Company’s critical accounting policies and estimates include the following addition:

Derivative Instruments and Hedging Activities

The Company accounts for derivatives and hedging based on FASB ASC 815, “Derivatives and Hedging,” which requires the Company to recognize all derivatives on the balance sheet at fair value.  If a derivative meets the definition of a cash flow hedge and is so designated, changes in the fair value of the derivative will be recognized in Accumulated other comprehensive income (loss) until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value is recognized in earnings.  If a derivative does not meet the definition of a hedge, the changes in the fair value are included in earnings in each reporting period (See Note 8, Derivative Instruments and Hedging Activities, to the unaudited condensed consolidated financial statements).

As part of its hedging strategy, the Company may enter into forward foreign exchange contracts in order to protect the Company from the risk that the future cash flows from the sale and buy of products to international customers will be adversely affected by changes in exchange rates.

Recent Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies, to the unaudited condensed consolidated financial statements for a description of the new accounting standards that are applicable to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Prices

We are subject to market risk from changes in commodity prices primarily on long-term fixed-price contracts.  As a result, if the cost of our raw materials increases, our profitability, if any, could decrease.  Historically, we have not entered into any material commodity hedging contracts but we may do so in the future as circumstances warrant.  As of June 30, 2011 and December 31, 2010, we did not have any derivative financial instruments outstanding related to commodity price risk.

Foreign Currency

Our foreign currency exchange rate risk relates to receipts from customers, payments to suppliers, and inter-company transactions denominated in foreign currencies.  We may periodically enter into derivative financial instruments, principally foreign currency forward purchase and sale contracts.  These instruments are designed to minimize our risk by fixing, or limiting the adverse impact on, the amount of firmly committed and forecasted foreign currency denominated receipts, payments, and inter-company transactions.  We do not enter into derivative financial instruments for speculative purposes.  As of December 31, 2010, we did not have any derivative financial instruments outstanding related to foreign currency risk.  As of June 30, 2011, we held derivative financial instruments related to foreign currency risk (See Note 8, Derivative Instruments and Hedging Activities, to the unaudited condensed consolidated financial statements).

Interest Rates

Our current line of credit financing arrangement is at a variable rate and is subject to interest rate risk.  As of June 30, 2011 and December 31, 2010, we did not have any borrowings under the arrangement, and as a result, we are not directly at risk of interest rate fluctuations.  As our financing needs change in the future, interest rate risk may become a more significant issue for us.

Investments

Our investment policy allows for the purchase of U.S. Treasury Bills and investment-grade money market funds with maturities of three months or less.  We may also maintain amounts on deposits with various financial institutions, which may at times, exceed insured limits.  As of June 30, 2011 and December 31, 2010, we did not have material gains or losses due to changes in interest rates or market values.

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

Our management, at the direction of our chairman, chief executive officer and president (our principal executive officer)  and chief financial officer (our principal financial and accounting officer), performed an evaluation of the effectiveness and design of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of June 30, 2011.  Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of June 30, 2011, Force Protection’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Shareholder Class Action and Derivative Actions

On March 10, 2008, the first of ten related class action lawsuits was filed against us and certain of our former and current directors and officers in the U.S. District Court for the District of South Carolina, Charleston Division, on behalf of a purported class of investors who purchased or otherwise acquired our stock during the period between August 14, 2006 and February 29, 2008.  The complaints sought class certification, and the allegations include, but are not limited to, that the defendants violated the Securities Exchange Act of 1934 and made false or misleading public statements and/or omissions concerning our business, internal controls, and financial results.  The individual class action lawsuits were consolidated on June 10, 2008, under the caption In Re Force Protection, Inc. Securities Litigation, Action No. 2:08-cv-845-CWH (Securities Class Action).  The parties to the Securities Class Action filed a stipulation of settlement on September 27, 2010 calling for payment of $24 million to the settlement class.  Following a hearing on January 25, 2011, the Court issued an Order and Final Judgment approving the settlement on March 8, 2011.  The Order and Final Judgment was not appealed and hence is final.

Between March 27, 2008 and September 24, 2010, a series of related shareholder derivative actions were filed in both state and federal courts against certain of our former and current directors and officers alleging that the individual defendants breached fiduciary duties, abused control, engaged in gross mismanagement, wasted corporate assets, engaged in improper insider trading, and were unjustly enriched.  Recovery is sought for the benefit of the Company, which has been named a nominal defendant in each derivative action.  Four derivative actions pending in the U. S. District Court for the District of South Carolina, Charleston Division, were consolidated on March 31, 2009, under the caption In Re Force Protection, Inc. Derivative Litigation, Action No.2:08-cv-01907-CWH (Federal Derivative Action).  An agreement to settle the Federal Derivative Action (but not the state court proceedings) was preliminarily approved by the federal court on October 5, 2010.  This settlement provides that the Company will adopt certain corporate governance practices, receive a payment of $2.25 million from insurance, and pay plaintiffs’ attorney’s fees and expenses in an amount not to exceed $2.3 million.  The federal court held a hearing on December 13, 2010 to determine whether it should grant final approval to the Federal Derivative Action settlement, but the court has not yet issued an order concerning final approval.  The federal court has scheduled another hearing for August 29, 2011to give further consideration to the proposed settlement.  The state court actions pending in South Carolina were consolidated on May 18, 2009.  Those actions have been stayed pending a ruling from the federal court regarding final approval of the Federal Derivative Action settlement.  A hearing on all pending motions in the state court actions is set for September 8, 2011.  Another derivative action was filed in the state court of Nevada in September 2010.  The Company and the individual defendants have filed motions to dismiss the Nevada state court complaint and briefing on those motions is scheduled to conclude during the third quarter of 2011.

Neither the Company nor any of its present and former directors and officers has admitted any wrongdoing or liability in connection with these settlements. Additionally, each settlement provides that the parties have reached a mutually agreeable resolution of the case to avoid protracted and expensive litigation, including the outcome and risks associated with proceeding.

Other Disputes

A total of 85 complaints from current and former employees are currently pending with the EEOC, alleging, among other things, race and/or gender discrimination.  A majority of the complaints have been pending over the past four years.  In July 2011, the EEOC notified the Company that it believes there is evidence to support 78 of these charges and other allegations of discrimination, and has requested that the Company participate in conciliation.  The Company does not agree with the EEOC’s position but is prepared to meet with its representatives in an effort to informally resolve this matter.

On June 26, 2009, a temporary independent contractor whose services we terminated in 2007 filed a complaint against the Company in the U.S. District Court for the District of South Carolina, Charleston Division, as Civil

Action No. 2:09cv1708-DCN-BM, which alleges a violation under the employee protection provisions of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002, 18 U.S.C. §1514A.; a violation of the anti-retaliation provision of the False Claims Act, 31 U.S.C. §3730(h); and a state common-law whistleblower claim.  The former independent contractor alleges that we terminated his engagement in retaliation for his allegation of certain corporate governance, government contracting, accounting and other irregularities.  On June 27, 2011, the court granted the motion of Force Protection Industries, Inc. to dismiss the state common-law whistleblower claim, and that claim has now been dismissed.  On July 19, 2011, the court granted the motion of Force Protection Industries, Inc. to dismiss the individual defendants without prejudice.  On July 30, 2011, the parties agreed to resolve this matter and we expect the settlement agreement to be finalized during the third quarter of 2011.  We do not believe that the settlement will have a material impact on our financial condition, results of operations or cash flows.

Although we intend to defend ourselves in connection with the foregoing legal proceedings and claims, there can be no assurance that we will ultimately prevail in any of these matters, and any settlement or adverse judgment may have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. We are also a party to other litigation which we consider routine and incidental to our business.  We may be involved from time to time in other litigation that could have a material effect on our operations or finances.  Other than the litigation described above, we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 9, 2011, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing Force Protection.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, consolidated financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth purchases of our common stock for the three months ended June 30, 2011:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2011 – April 30, 2011

(1) April 1, 2011 – April 30, 2011	105,755	$4.98	105,755	$18,350,129

(2) April 1, 2011 – April 30, 2011	58,746	$4.97		—

May 1, 2011 – May 31, 2011

(1) May 1, 2011 – May 31, 2011	—	—	—	$18,350,129

(2) May 1, 2011 – May 31, 2011	1,710	$4.80	—	—

June 1, 2011 – June 30, 2011

(1) June 1, 2011 – June 30, 2011	581,439	$4.65	581,439	$15,647,572

(2) June 1, 2011 – June 30, 2011	1,883	$4.97	—	—

(1)  On August 4, 2011, the Company announced that its Board of Directors authorized the Company to repurchase up to $10 million of its common stock.  This amount is in addition to the $20 million authorization announced by the Company on March 9, 2011, which the Company continues to execute.  The repurchase program calls for shares to be purchased in the open market or in private transactions.  The Company may suspend or discontinue the program at any time.  The Company may repurchase shares from time to time depending upon market conditions, the market price of the Company’s common stock, and management’s assessment of liquidity and cash flow needs.  Under this program, 687,194 of treasury shares were repurchased during the second quarter of 2011 at a cost of $3.2 million.

(2)  In order to comply with the minimum statutory federal and state tax withholding including Social Security and Medicare, employees are permitted to surrender shares of common stock to the Company to satisfy these withholding obligations.  During the second quarter of 2011, the Company repurchased 62,339 shares for this purpose.

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

NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger, filed as Exhibit 2.1 to the Company’s Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.

3.1	Restated Articles of Incorporation, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed May 11, 2009, is hereby incorporated by reference.

3.2	Certificate of Amendment to Articles of Incorporation, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 26, 2008, is hereby incorporated by reference.

3.3	Certificate of Correction to Restated Articles of Incorporation, filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed May 11, 2009, is hereby incorporated by reference.

3.4	Second Amended and Restated By-Laws of the Company, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 26, 2008, is hereby incorporated by reference.

10.1	Amendment of Solicitation/Modification of Contract under Contract No. M67854-11-C-5063 with the United States Marine Corps Systems Command, dated April 1, 2011. †*

10.2	Subcontract, dated April 21, 2011, among Force Protection Industries, Inc. and Integrated Survivability Technologies Limited. †*

10.3

Severance Agreement, dated April 18, 2011 by and between the Company and Gregory T. Troy, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 22, 2011, is hereby incorporated by reference. **

10.4

Force Protection, Inc., Amended and Restated 2008 Stock Plan, effective April 22, 2011, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 25, 2011, is hereby incorporated by reference.**

10.5	Amendment of Solicitation/Modification of Contract under Contract No. M67854-07-D-5031 with the United States Marine Corps Systems Command, dated May 2, 2011.†

10.6	Amendment of Solicitation/Modification of Contract under Contract No. W56HV-08-C-0028 with the U.S. Army Contracting Command, dated June 23, 2011. †*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document.***

101.SCH	XBRL Taxonomy Schema.***

101.CAL	XBRL Taxonomy Calculation Linkbase Document.***

101.DEF	XBRL Taxonomy Definition Linkbase Document.***

101.LAB	XBRL Taxonomy Label Linkbase Document.***

101.PRE	XBRL Taxonomy Presentation Linkbase Document.***

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

(Exhibits marked with three asterisks (***) are interactive data files and are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORCE PROTECTION, INC.
(Registrant)

Date: August 4, 2011	By:	/s/ MICHAEL MOODY
		Name:	Michael Moody
		Title:	Chairman, Chief Executive Officer and President
(principal executive officer)

Date: August 4, 2011	By:	/s/ CHARLES MATHIS
		Name:	Charles Mathis
		Title:	Chief Financial Officer
(principal financial and accounting officer)