Form 10-Q
period 2011-09-30
FORCE PROTECTION INC
filed 2011-11-07
CIK 1032863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer☐	Smaller reporting company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

The registrant had 64,986,234 shares of common stock outstanding as of October 21, 2011.

PART I. FINANCIAL STATEMENTS

Item 1.    Financial Statements

Force Protection, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	As of September 30,	As of December 31,
	2011	2010
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$121,898	$149,965
Accounts receivable, net	115,650	124,831
Inventories	115,311	90,110
Deferred income tax assets	13,745	12,336
Other current assets	25,516	41,520
Total current assets	392,120	418,762
Property and equipment, net	54,731	60,422
Investment in unconsolidated joint ventures	2,627	2,815
Other assets	1,012	705
Total assets	$450,490	$482,704

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$97,028	$94,593
Due to United States government	3,421	1,331
Advance payments on contracts	24,942	5,875
Other current liabilities	23,903	50,943
Total current liabilities	149,294	152,742
Deferred income tax liabilities	1,382	973
Other long-term liabilities	1,796	562
	152,472	154,277
Commitments and contingencies

Shareholders’ equity:
Common stock	72	71
Additional paid-in capital	265,415	262,451
Accumulated other comprehensive loss	(740)	(88)
Treasury stock, at cost	(22,032)	—
Retained earnings	55,303	65,993
Total shareholders’ equity	298,018	328,427
Total liabilities and shareholders’ equity	$450,490	$482,704

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Force Protection, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In Thousands, Except Per Share Data)		(In Thousands, Except Per Share Data)
Net sales	$143,597	$176,265	$377,176	$448,251
Cost of sales	111,646	142,690	310,675	357,605
Gross profit	31,951	33,575	66,501	90,646
General and administrative expenses	19,893	27,868	62,799	65,732
Asset impairment expense	—	—	3,200	—
Research and development expenses	5,287	7,314	17,610	17,445
Operating profit (loss)	6,771	(1,607)	(17,108)	7,469
Other (expense) income, net	(32)	(187)	(94)	75
Interest expense, net	(27)	(22)	(82)	(216)
Income (loss) before income tax	6,712	(1,816)	(17,284)	7,328
Income tax (expense) benefit	(2,174)	(48)	6,596	(3,279)
Net income (loss)	$4,538	$(1,864)	$(10,688)	$4,049
Earnings (loss) per common share:
Basic	$0.07	$(0.03)	$(0.16)	$0.06
Diluted	$0.07	$(0.03)	$(0.16)	$0.06
Weighted average common shares outstanding:
Basic	66,758	68,799	68,227	68,753
Diluted	67,387	68,799	68,227	69,681

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Force Protection, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2011	2010
	(In Thousands)
Cash flows from operating activities:
Net (loss) income	$(10,688)	$4,049
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities —
Depreciation and amortization	12,834	12,099
Deferred income tax (benefit) provision	(629)	7,475
Income tax effect realized from stock transactions	(122)	(11)
Stock-based compensation	2,877	2,486
Provision for estimated litigation settlement	—	8,500
Provision for inventory	2,320	3,084
Provision for asset impairment	3,200	—
Other	326	106
(Increase) decrease in assets —
Accounts receivable	10,381	(43,127)
Inventories	(24,967)	(11,716)
Other assets	(8,401)	(5,848)
Increase (decrease) in liabilities —
Accounts payable	(643)	5,866
Due to United States government	2,090	(3,525)
Advance payments on contracts	19,066	(484)
Other liabilities	(3,452)	(6,843)
Total adjustments	14,880	(31,938)
Net cash provided by (used in) operating activities	4,192	(27,889)
Cash flows from investing activities:
Capital expenditures	(9,776)	(12,307)
Purchase of JAMMA assets	—	(1,650)
Other	19	22
Net cash used in investing activities	(9,757)	(13,935)
Cash flows from financing activities:
Purchase of treasury stock	(22,032)	—
Proceeds from issuance of common stock	208	17
Income tax effect realized from stock transactions	122	11
Other	(100)	—
Net cash (used in) provided by financing activities	(21,802)	28
Effect of foreign currency rate changes on cash	(700)	(20)
Decrease in cash and cash equivalents	(28,067)	(41,816)
Cash and cash equivalents at beginning of year	149,965	147,254
Cash and cash equivalents at end of period	$121,898	$105,438
Supplemental cash flow information:
Cash paid during the period for
Income taxes	$7,732	$6,975
Interest, net of amounts capitalized	$61	$232
Supplemental noncash investing and financing activities:
Property and equipment additions in accounts payable	$141	$1,029
Property and equipment additions in financing arrangement	$1,300	$—

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

1.     Summary of Significant Accounting Policies

Organization and Description of the Business

Force Protection, Inc. provides survivability solutions to support the armed forces of the United States (U.S.) and its allies.  We design, manufacture, test, deliver and support our blast- and ballistic-protected products to increase survivability for the users of our products.  Currently, we have one segment of operations, our survivability solutions.  We believe our specialty vehicles, including the Buffalo, Cougar and Ocelot, are at the forefront of blast- and ballistic-protected technology.  These vehicles are designed for reconnaissance and other operations and to protect their occupants from landmines, hostile fire and improvised explosive devices (commonly referred to as roadside bombs).  We are a key provider of the U.S. military’s Mine Resistant Ambush Protected vehicle program and have sold and delivered over 3,000 vehicles under this program.  We also provide our Cougar and Buffalo mine-protected vehicles to several foreign customers, including the United Kingdom Ministry of Defence (U.K. MoD) which has purchased three variants of our Cougar vehicle as well as a U.K.-specific variant of the Buffalo.  The U.K. MoD is also under contract to purchase 200 Foxhounds, an Ocelot variant, with deliveries scheduled to begin in the fourth quarter of 2011.  Complementing these efforts, we are developing and marketing a new vehicle platform, the Joint All-Terrain Modular Mobility Asset (JAMMA), which provides increased modularity, transportability, speed and mobility.  Across all vehicle programs we have sold approximately 4,700 vehicles since 2005.  Supporting our vehicle design, development and production initiatives, we develop, manufacture, test, deliver and support products and services aimed at further enhancing the survivability of our users against additional threats.  In addition, we provide long-term life cycle support services for our vehicles that involve development of technical data packages, supply of spares, field and depot maintenance activities, assignment of skilled field service representatives, and related training programs.  Our services are based on establishing and maintaining long-term relationships with the U.S. government and foreign military users.

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

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures About Fair Value Measurements,” which updates the guidance in ASC Topic 820, “Fair Value Measurements and Disclosures,” related to disclosures about fair value measurements.  New disclosures will require entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers; and to present separately in the reconciliation for fair value measurements in Level 3 information about purchases, sales, issuances and settlements on a gross basis rather than as one net amount.  This ASU  also amends ASC Subtopic 820-10 to clarify certain existing disclosures regarding the level of disaggregation at which fair value measurements are provided for each class of assets and liabilities; and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements, which became effective for fiscal years beginning after December 15, 2010.  We implemented ASU 2010-06 as of January 1, 2011.  The adoption of this guidance did not have, and is not expected to have, a material impact on our consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which updated the guidance in ASC Topic 820, “Fair Value Measurement.”  ASU 2011-04 improves comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards (IFRS).  ASU 2011-04 clarifies the application of existing fair value measurement requirements including (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and (3) quantitative information required for fair value measurements categorized within Level 3.  ASU 2011-04 also provides guidance on measuring the fair value of financial instruments managed within a portfolio, and application of premiums and discounts in a fair value measurement.  In addition, ASU 2011-04 requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs.  The amendments in this guidance are to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011, and early application is not permitted.  This guidance will become effective for us as of the beginning of our first quarter of 2012.  The adoption of this guidance is presentation and disclosure related and, therefore, will not have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” which updated the guidance in ASC Topic 220, “Comprehensive Income.”  Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This new guidance was originally proposed to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and applied retrospectively.  In October 2011, the FASB proposed to defer the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income.  However, the remaining requirements of ASU 2011-05 are effective for us as of the beginning of our first quarter of 2012.  The adoption of this guidance is presentation and disclosure related and, therefore, will not have a material impact on our consolidated financial position, results of operations or cash flows.

We have determined that all other recently issued accounting guidance will not have a material impact on our consolidated financial position, results of operations or cash flows, or does not apply to our operations.

2.     Accounts Receivable

Accounts receivable consist of the following (in thousands):

	As of September 30,	As of December 31,
	2011	2010
United States government	$86,266	$104,730
Other accounts receivable	29,384	20,101
Accounts receivable, net	$115,650	$124,831

As of September 30, 2011 and December 31, 2010, our accounts receivable included $41.6 million and $53.8 million, respectively, of earned and unbilled accounts receivable, of which $6.1 million and $1.9 million, respectively, is earned and unbilled to IST and $35.5 million and $51.9 million, respectively, is earned and unbilled to the U.S. government.  The earned and unbilled accounts receivable as of September 30, 2011 and December 31, 2010 are primarily due to a significant number of “not-to-exceed” undefinitized contracts whereby we cannot fully bill until the contracts are definitized although the products have been delivered, and accrued service revenues that are generally billed one month in arrears.

3.     Inventories

Inventories consist of the following (in thousands):

	As of September 30,	As of December 31,
	2011	2010
Raw material and supplies	$55,845	$51,142
Work in process	56,358	20,751
Finished goods	3,108	18,217
Inventories	$115,311	$90,110

Work in process mostly consists of vehicles and subassemblies in process.  As of September 30, 2011 and December 31, 2010, our work in process included $37.4 million and $3.3 million, respectively, of Foxhound-related materials and capitalized labor and overhead costs of our European operation for the Light Protected Patrol Vehicle (LPPV) program, which is scheduled to begin deliveries in the fourth quarter of 2011.

As of December 31, 2010, finished goods mostly consisted of Mastiff vehicles in-transit to IST as well as completed Buffalo vehicles and modernization kits that were not accepted by the customer until the first quarter of 2011.

4.     Property and Equipment

Property and equipment consist of the following (in thousands):

	As of September 30,	As of December 31,
	2011	2010
Land	$4,901	$4,901
Buildings	13,043	16,117
Leasehold improvements	16,867	16,359
Machinery and equipment; including tooling and molds	40,686	36,370
Computer equipment and software	23,291	18,980
Furniture and fixtures	3,895	3,826
Demonstration and other vehicles	7,897	7,476
Manuals	705	705
	111,285	104,734
Less: Accumulated depreciation	(60,147)	(47,728)
	51,138	57,006
Construction in progress	3,593	3,416
Property and equipment, net	$54,731	$60,422

Asset Impairment Expense

During the second quarter of 2011, we determined that the carrying value of our Roxboro, North Carolina facility had been impaired based on our estimate of future cash flows to be generated from the facility.  As a result, we recorded a $3.2 million charge to operating expense for asset impairment to reflect the write-down of the Roxboro fixed assets to estimated fair value during the second quarter of 2011.  We are currently evaluating alternative uses for this facility.

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

The income tax (expense) benefit for the three and nine months ended September 30, 2011, respectively, is based on the estimated effective tax rates applicable for the fiscal year ending December 31, 2011, after considering items specifically related to the interim periods.  The income tax expense for the three and nine months ended September 30, 2010 was based on the estimated effective tax rates applicable for the fiscal year ended December 31, 2010, after considering items specifically related to the interim periods.

Force Protection is subject to United States federal, state, and local income taxes.  Income (loss) before income tax is as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Income (loss) before income tax	$6,712	$(1,816)	$(17,284)	$7,328

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal tax benefit	0.6	1.1	1.1	1.4
Research and development credit	(4.9)	(8.0)	(1.6)	2.0
Domestic Production Activities Deduction	—	(27.5)	—	3.7
Interest expense related to uncertain tax benefits	(0.4)	(0.3)	0.1	0.2
Other	(0.3)	—	0.1	—
Nondeductible items	2.4	(3.0)	3.4	2.5
Effective income tax rate	32.4%	(2.7)%	38.1%	44.8%

The effective income tax rate is the provision for income tax as a percent of income (loss) before income taxes.  The effective rate differs from the expected federal statutory rate of 35% primarily due to the research and development credit, the domestic production activities deduction, state income taxes, interest expense related to uncertain tax benefits, and nondeductible items.

Tax years ended December 31, 2008 through December 31, 2010 remain open and are subject to examination by the Internal Revenue Service.  Tax years ended December 31, 2002 and December 31, 2007 also remain open to a limited extent due to carryovers from those years used in tax years 2008 and after.  We believe that we have appropriate support for the income tax positions taken and to be taken on our income tax returns and that our income taxes receivable and accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter.  However, we do have a $0.9 million reserve, which includes approximately $26,000 of interest, for prior years’ income taxes as a result of applying the guidance in FASB ASC Topic 740, “Income Taxes.”  If recognized, the entire $0.9 million would favorably impact the Company’s effective tax rate.  It is reasonably possible that certain unrecognized tax benefits as of September 30, 2011, could decrease by approximately $0.4 million during the subsequent twelve months due to the resolution of some or all of these matters by various taxing authorities or by the expiration of statutes of federal and state limitations.

6.     Earnings (Loss) Per Common Share

The following table shows the information used in the calculation of basic and diluted earnings (loss) per common share (in thousands, except share and per share amounts):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator – Basic and diluted:
Net income (loss)	$4,538	$(1,864)	$(10,688)	$4,049
Denominator:
Weighted average common shares outstanding – basic	66,758,268	68,798,918	68,227,059	68,752,757
Add: Stock options	117,540	—	—	115,338
Add: Stock grants	511,299	—	—	812,844
Weighted average common shares outstanding – diluted	67,387,107	68,798,918	68,227,059	69,680,939
Basic earnings (loss) per common share:
Net income (loss) – basic	$0.07	$(0.03)	$(0.16)	$0.06
Diluted earnings (loss) per common share:
Net income (loss) – diluted	$0.07	$(0.03)	$(0.16)	$0.06

The calculation of basic earnings (loss) per common share is based on the weighted-average number of our common shares outstanding during the applicable period.  The calculation for diluted earnings (loss) per common share recognizes the effect of all dilutive potential common shares that were outstanding during the respective periods, unless their impact would be anti-dilutive.  We use the treasury stock method to calculate the dilutive effect of stock options and other common stock equivalents (potentially dilutive shares).  These potentially dilutive shares include stock options and stock grants.

We did not include stock options to purchase 197,002 shares of common stock in our computation of diluted loss per common share for the nine months ended September 30, 2011 as the effect of including such options would be anti-dilutive.  For the three and nine months ended September 30, 2010, we did not include stock options to purchase 75,582 and 65,169 shares of common stock, respectively, in our computation of diluted earnings per common share as the effect of including such options would be anti-dilutive.

In addition, we did not include 654,088 and 738,711 of unvested restricted stock grants in the computation of diluted loss per common share for the nine months ended September 30, 2011 and the three months ended September 30, 2010, respectively, since inclusion would be anti-dilutive in our computation of diluted loss per common share because we recorded a net loss in each of these periods.

7.              Comprehensive Income (Loss)

The following table shows the components of comprehensive income (loss):

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Net income (loss)	$4,538	$(1,864)	$(10,688)	$4,049
Foreign currency translation adjustments, net of tax	(553)	(17)	(450)	(98)
Net loss from cash flow hedges, net of tax	(422)	—	(202)	—
Comprehensive income (loss)	$3,563	$(1,881)	$(11,340)	$3,951

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

All derivatives are recorded at fair value.  Prior to the second quarter of 2011, we had not used any derivative instruments to hedge our foreign currency exposure.  At September 30, 2011, we had forward foreign exchange contracts with maturities through February 2012 and a U.S. dollar equivalent notional value of $13.6 million outstanding, all of which were designated and accounted for as cash flow hedges.  As a cash flow hedge, the effective portion of a change in the fair value of the derivative is recognized as a component of Accumulated other comprehensive loss until the underlying hedged item is recognized in earnings, or the forecasted transaction is no longer probable of occurring.  If a derivative does not qualify as a highly effective hedge, any change in fair value is immediately recognized in earnings.  We formally document all hedging relationships for all derivative hedges and the underlying hedged items, as well as the risk management objectives and strategies for undertaking the hedge transactions.

We classify the fair value of all derivative contracts as current or non-current assets or liabilities, depending on the gain or loss position of the hedged contract at the balance sheet date, and the timing of future cash flows.  As of September 30, 2011, we had derivative liabilities recorded in Other current liabilities of $0.3 million and no derivative assets.  For the three and nine months ended September 30, 2011, we had no gains or losses from hedges classified as not highly effective.  The amount of estimated realized and unrealized net losses from cash flow hedges recorded in Accumulated other comprehensive loss at September 30, 2011 was $0.2 million, net of income taxes, all of which is expected to be reclassified to earnings in the next twelve months.

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

Our financial instruments include cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued liabilities and amounts due to United States government.  The carrying amounts of these financial instruments approximate their fair value because of the short-term maturity and highly liquid nature of these instruments.  Additionally, we have derivatives, which are measured using Level 2 inputs.  The carrying values of our financial instruments approximate their fair value as of September 30, 2011 and December 31, 2010.

10.     Commitments and Contingencies

Financing Commitments— Credit Facility

As of September 30, 2011 and December 31, 2010, we had a $40 million revolving line of credit with Wells Fargo Bank, National Association, which expires on April 30, 2012.  Furthermore, we can designate up to $5.0 million for letters of credit against the $40 million line of credit.  There were no borrowings outstanding under the facility as of September 30, 2011 or December 31, 2010.  On July 23, 2010, we obtained a letter of credit in the amount of $3.3 million Australian dollars for the performance of our obligations under a contract for the Protected Mobility Vehicle-Light program (Land 121).  This letter of credit has lowered the availability under our line of credit to approximately $36.8 million as of September 30, 2011.  Our total borrowing capacity under the line of credit is also limited to a multiple of the sum of our net income, interest expense, income taxes, depreciation and amortization (EBITDA) as calculated quarterly on a rolling four quarters basis.  This maximum leverage ratio limitation did not impact the amount of availability under our line of credit as of September 30, 2011.   Borrowings under the line of credit bear a floating interest rate per annum on any principal borrowings equal to the LIBOR rate plus a spread.  The bank’s obligation to make loans under the line of credit is subject to, among other things, our compliance with various covenants, including the aforementioned maximum leverage ratio.  As of September 30, 2011 and December 31, 2010, we were in compliance with all of our revolving line of credit covenants.

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

Between March 27, 2008 and September 24, 2010, a series of related shareholder derivative actions were filed in both state and federal courts against certain of our former and current directors and officers alleging that the individual defendants breached fiduciary duties, abused control, engaged in gross mismanagement, wasted corporate assets, engaged in improper insider trading, and were unjustly enriched.  Recovery is sought for the benefit of the Company, which has been named a nominal defendant in each derivative action.  Four derivative actions pending in the U. S. District Court for the District of South Carolina, Charleston Division, were consolidated on March 31, 2009, under the caption In Re Force Protection, Inc. Derivative Litigation, Action No.2:08-cv-01907-CWH (Federal Derivative Action).  An agreement to settle the Federal Derivative Action (but not the state court proceedings) was preliminarily approved by the federal court on October 5, 2010.  This settlement provides that the Company will adopt certain corporate governance practices, receive a payment of $2.25 million from insurance, and pay plaintiffs’

attorney’s fees and expenses in an amount not to exceed $2.3 million.  The federal court held hearings on December 13, 2010 and September 13, 2011 to determine whether it should grant final approval to the Federal Derivative Action settlement, but the court has not yet issued an order concerning final approval.  The state court actions pending in South Carolina were consolidated on May 18, 2009.  Those actions have been stayed pending a ruling from the federal court regarding final approval of the Federal Derivative Action settlement.  Another substantially identical derivative action was filed in the state court of Nevada in September 2010.  The Company and the individual defendants have filed motions to dismiss the Nevada state court complaint.  Those motions are pending.

Neither the Company nor any of its present and former directors and officers has admitted any wrongdoing or liability in connection with above-referenced settlements.  Additionally, each settlement provides that the parties have reached a mutually agreeable resolution of the case to avoid protracted and expensive litigation, including the outcome and risks associated with proceeding.  In connection with the shareholder class action and Federal Derivative Action settlements, we recorded an $8.5 million charge to General and administrative expenses in the third quarter of 2010.  As of December 31, 2010, we recorded a $24.0 million asset within Other current assets in the accompanying unaudited condensed consolidated balance sheet, reflecting the escrow account that related to the class action settlement, as well as a $24.0 million litigation reserve for the class action settlement, which was included in Other current liabilities.  Since all legal contingencies that could have affected the class action settlement were exhausted during the second quarter of 2011, this liability and related asset were removed from the accompanying unaudited condensed consolidated balance sheet as of June 30, 2011.  However, we have an asset account and a liability account based on management’s estimates and beliefs, to address certain litigation-related matters.

Other Disputes

A total of 84 complaints from current and former employees are currently pending with the U.S. Equal Employment Opportunity Commission (EEOC), alleging, among other things, race and/or gender discrimination.  A majority of the complaints have been pending since 2007.  In July 2011, the EEOC notified the Company that it believes there is evidence to support 78 of these charges and other allegations of discrimination, and has requested that the Company participate in conciliation.  The Company does not agree with the EEOC’s position and is currently engaging in the conciliation process.

On June 26, 2009, a temporary independent contractor whose services we terminated in 2007 filed a complaint against the Company in the U.S. District Court for the District of South Carolina, Charleston Division, as Civil Action No. 2:09cv1708-DCN-BM, which alleges a violation under the employee protection provisions of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002, 18 U.S.C. §1514A; a violation of the anti-retaliation provision of the False Claims Act, 31 U.S.C. §3730(h); and a state common-law whistleblower claim.  The former independent contractor alleges that we terminated his engagement in retaliation for his allegation of certain corporate governance, government contracting, accounting and other irregularities.  On June 27, 2011, the court granted the motion of Force Protection Industries, Inc. to dismiss the state common-law whistleblower claim, and that claim has now been dismissed.  On July 19, 2011, the court granted the motion of Force Protection Industries, Inc. to dismiss the individual defendants without prejudice.  On September 7, 2011 the parties entered into a settlement agreement and on September 8, 2011 the lawsuit was dismissed with prejudice.  This settlement did not have a material impact on our financial condition, results of operations or cash flows.

On October 25, 2011, a new lawsuit was filed, but not served, against the Company in the Court of Common Pleas of Edgefield, South Carolina by seventeen plaintiffs who own property adjoining or close to our Edgefield, South Carolina blast range alleging negligence, trespass, nuisance, and strict liability. The plaintiffs seek unspecified actual damages and punitive damages as may be determined by the jury, interest, costs and such further relief as the Court and jury may deem proper.  The nuisance cause of action alleges that the Company should be enjoined from any further testing that involves the use of explosives.  We are currently evaluating the lawsuit.

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

11.     Subsequent Event

On November 7, 2011, Force Protection, Inc., a Nevada corporation (“Force Protection”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among General Dynamics Corporation, a Delaware corporation (NYSE: GD) (“Parent”) and its wholly owned subsidiary, Falcon Acquisition Corp., a Nevada corporation (“Purchaser”).

Pursuant to the Merger Agreement, Parent has agreed to cause Purchaser to commence, as promptly as practicable (and in any event on or before the close of business on November 18, 2011), a tender offer (the “Offer”) to acquire all of the shares of common stock, par value $0.001 per share, of Force Protection (the “Shares”) that are outstanding at a price of $5.52 per Share, net to the holder thereof in cash without interest (the “Offer Price”).  Subject to satisfaction or waiver of certain conditions set forth in the Merger Agreement, Purchaser will merge with and into Force Protection, with Force Protection surviving as a wholly-owned subsidiary of Parent (the “Merger”).  At the effective time of the Merger (the “Effective Time”), each Share outstanding immediately prior to the Effective Time (except any dissenting shares, treasury shares and restricted shares issued under Force Protection incentive plans) will be converted into the right to receive an amount in cash equal to the Offer Price.

In the Merger Agreement, Force Protection has granted to Purchaser an option (the “Top-Up Option”) to purchase from Force Protection, at a price per share equal to the Offer Price, that number of Shares equal to the lowest number of Shares that, when added to the number of Shares held by Parent and Purchaser at the time of such exercise, would constitute one share more than 90% of all Shares (on a fully diluted basis).

The consummation of the transaction is conditioned on: (a) in the case of the Offer, there having been tendered (and not withdrawn) that number of Shares that when added to the number of Shares owned by Parent and its affiliates (i) would represent a majority of all Shares (on a fully diluted basis) and (ii) would represent, when added to the number of Shares authorized and available for issuance in connection with the Top-Up Option, one share more than 90% of the Shares (on a fully diluted basis), (b) if required, receipt of approval of the stockholders of Force Protection, (c) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, (d) the absence of a Material Adverse Effect (as defined in the Merger Agreement) relating to Force Protection, and (e) other customary conditions.  Upon consummation of the earlier of the Offer and the Merger, each stock option and restricted share award granted under Force Protection incentive plans and outstanding immediately prior thereto shall be cancelled and, subject to certain conditions, converted into the right to receive cash based on the Offer Price.

Until the termination of the Agreement or the Effective Time of the Merger, Force Protection has agreed to operate its business in the ordinary course, consistent with past practice in all material respects, and has agreed to certain interim operating covenants set forth in the Merger Agreement.  These include, among other things, restrictions on capital expenditures, investments and entering into any new financing arrangements.  Force Protection has also agreed to certain restrictions with respect to Force Protection’s ability to discuss other acquisition proposals with third parties.  The Merger Agreement also includes customary termination provisions for both Force Protection and Purchaser, and provides that, in connection with the termination of the Merger Agreement in specific circumstances, Force Protection may be required to pay Purchaser a termination fee of $10.0 million and up to $2.0 million in expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide information that is supplemental to, and should be read together with, our unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q.  Information in this Item 2 is intended to assist the reader in obtaining an understanding of our unaudited condensed consolidated financial statements, the changes in certain key items in those financial statements from period to period, the primary factors that accounted for those changes, and any known trends or uncertainties that we are aware of that may have a material effect on our future performance.  It also addresses how certain accounting principles affect our unaudited condensed consolidated financial statements.  MD&A includes the following sections:

•                  Overview

•                  Outlook

•                  Results of Operations—an analysis of our consolidated results of operations for the three and nine months presented in our unaudited condensed consolidated financial statements

•                  Liquidity and Capital Resources—an analysis of the effect of our operating, financing and investing activities on our liquidity and capital resources

•                  Off- Balance Sheet Arrangements—a discussion of such commitments and arrangements

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

•                  Statements regarding any changes in our cost of sales, our general and administrative expenses, our asset impairment expense, our operating results or our research and development expenses as a percentage of net sales,

•                  Statements regarding the revenues that may be derived from, and the quantities of vehicles, products and services that may be purchased or ordered pursuant to, existing or possible future contracts or orders by various customers, including statements regarding the estimated value of those orders and contracts and statements about our backlog,

•                  Statements regarding the benefits that may be realized from our joint ventures, teaming arrangements and any new ventures or business developed pursuant to them,

•                  Statements regarding our expectation to apply prepaid 2011 federal income taxes to our projected tax obligation during the fourth quarter of 2011,

•                  Statements regarding our expected cash flow, cash needs and expected capital expenditures,

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

Overview

Force Protection, Inc. provides survivability solutions to support the armed forces of the United States (U.S.) and its allies.  We design, manufacture, test, deliver and support our blast- and ballistic-protected products to increase survivability for the users of our products.  Currently, we have one segment of operations, our survivability solutions.  We believe our specialty vehicles, including the Buffalo, Cougar and Ocelot, are at the forefront of blast- and ballistic-protected technology.  These vehicles are designed for reconnaissance and other operations and to protect their occupants from landmines, hostile fire and improvised explosive devices (IEDs, commonly referred to as roadside bombs).  We are a key provider of the U.S. military’s Mine Resistant Ambush Protected (MRAP) vehicle program and have sold and delivered over 3,000 vehicles under this program.  We also provide our Cougar and Buffalo mine-protected vehicles to several foreign customers, including the United Kingdom Ministry of Defence (U.K. MoD) which has purchased three variants of our Cougar vehicle as well as a U.K.-specific variant of the Buffalo.  The U.K. MoD is also under contract to purchase 200 Foxhounds, an Ocelot variant, with deliveries scheduled to begin in the fourth quarter of 2011.  Complementing these efforts, we are developing and marketing a new vehicle platform, the Joint All-Terrain Modular Mobility Asset (JAMMA), which provides increased modularity, transportability, speed and mobility.  Across all vehicle programs we have sold approximately 4,700 vehicles since 2005.  Supporting our vehicle design, development and production initiatives, we develop, manufacture, test, deliver and support products and services aimed at further enhancing the survivability of our users against additional threats.  In addition, we provide long-term life cycle support services for our vehicles that involve development of technical data packages, supply of spares, field and depot maintenance activities, assignment of skilled field service representatives (FSRs), and related training programs.  Our services are based on establishing and maintaining long-term relationships with the U.S. government and foreign military users.

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

Outlook

The overseas contingency operations, especially in Iraq and Afghanistan, has confirmed that IEDs, landmines, explosively formed projectiles and rocket-propelled grenades pose a significant threat to coalition military personnel and civilians.  These weapons have been used extensively by terrorists and insurgent groups in Iraq, Afghanistan and other areas.  While we believe the world-wide market for blast- and ballistic-protected vehicles and other survivability solutions will remain at high levels for at least the next several years, we expect the current economic downturn to have an impact on the level of purchases of blast- and ballistic solutions by certain militaries.

As it relates to the current military campaign in the Middle East, in 2009, U.S. forces began drawing down from Iraq and this continued throughout 2010.  On October 21, 2011, President Obama announced that all U.S. combat forces would be withdrawn from Iraq by the end of 2011.  In 2010, the surge of approximately 33,000 U.S. troops in Afghanistan began and continued into 2011, which required additional MRAPs to support operations.  In June 2011, it was announced that the U.S. expected to drawdown forces in Afghanistan to pre-surge levels by autumn of 2012.

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

As discussed in Item 4, Controls and Procedures, of this Quarterly Report on Form 10-Q, we believe that effective disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Exchange Act) are in place as of September 30, 2011.  We will continue to devote our resources, in an amount we believe to be appropriate, to maintain effective internal controls over our financial reporting and disclosures.

Results of Operations

The following discussion and analysis is based on our unaudited condensed consolidated statements of operations, which reflect our results of operations for the three and nine months ended September 30, 2011 and 2010 as prepared in accordance with generally accepted accounting principles in the United States of America (GAAP).

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010

The following table presents our results of operations for the three and nine months ended September 30, 2011 and 2010.

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Net sales	$143,597	$176,265	$377,176	$448,251
Cost of sales	111,646	142,690	310,675	357,605
Gross profit	31,951	33,575	66,501	90,646
General and administrative expenses	19,893	27,868	62,799	65,732
Asset inpairment expense	—	—	3,200	—
Research and development expenses	5,287	7,314	17,610	17,445
Operating profit (loss)	6,771	(1,607)	(17,108)	7,469
Other (expense) income, net	(32)	(187)	(94)	75
Interest expense, net	(27)	(22)	(82)	(216)
Income (loss) before income tax	6,712	(1,816)	(17,284)	7,328
Income tax (expense) benefit	(2,174)	(48)	6,596	(3,279)
Net income (loss)	$4,538	$(1,864)	$(10,688)	$4,049

Units sold

The following table presents our vehicle unit sales for the three and nine months ended September 30, 2011 and 2010.

	For the three months ended September 30,		For the nine months ended September 30,
Units Sold	2011	2010	2011	2010
Buffalo	25	17	79	60
Mastiff	28	27	39	87
Ridgback	—	—	8	—
Wolfhound	—	—	—	24
Cougar (all other variants)	3	30	3	34
Ocelot	—	—	2	2
Total	56	74	131	207

Net sales

The decrease in net sales for the three and nine months ended September 30, 2011 as compared to the respective 2010 periods was attributable to a decrease in vehicle, modernization and spares and sustainment revenue primarily due to the timing of awards and related delivery of vehicles, products and services.

The sales mix of vehicles, modernization efforts and spares and sustainment in the comparative periods are set forth in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Buffalo	$28,037	$16,870	$90,324	$61,715
Mastiff	16,849	14,139	22,684	47,608
Ridgback	400	—	4,624	—
Wolfhound	—	—	—	11,070
Cougar (all other variants)	2,356	21,643	2,356	24,542
Ocelot	—	—	1,778	1,462
Modernization	55,201	81,765	129,153	161,464
Spares and sustainment	40,754	41,848	126,257	140,390
Total	$143,597	$176,265	$377,176	$448,251

Cost of sales and Gross profit

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Cost of sales	$111,646	$142,690	$310,675	$357,605
Gross profit	$31,951	$33,575	$66,501	$90,646
Gross profit as a percentage of net sales	22.3%	19.0%	17.6%	20.2%

Gross profit decreased by $1.6 million and $24.1 million and the gross profit percentage increased by 3.3 and decreased by 2.6 percentage points for the three and nine months ended September 30, 2011, respectively, over the comparative 2010 periods.  The gross profit decreases were primarily due to: (1) the profit impact of lower sales volume (approximately $9.8 million for the quarter and $21.3 million year-to-date), (2) increased expenses for warranty and related issues and costs to obtain full material release on the Buffalo A2 program ($2.5 million for the quarter and $7.4 million year-to-date), (3) revenue recognized during the first quarter of 2011 that was related to a claim settlement and a development contract, both with minimal associated gross profits ($2.9 million negative impact for the year-to-date), (4) the results of certain contract negotiations (net positive impact of $1.9 million for the quarter and negative impact of $6.1 million year-to-date), (5) reduced profit margins on spares sales due to sales mix changes and lower selling prices resulting from increased competition (reduction of $2.4 million and $4.8 million for the quarter and year-to-date, respectively) and (6) severance and related costs which occurred in the first quarter of 2011 ($1.3 million reduction for the year-to-date).  These decreases were partially offset by the impact of improved profits on service and modernization revenues resulting from cost reductions and improved pricing ($8.6 million for the quarter and $15.3 million year-to-date) and decreased expenses from overhead reductions ($2.3 million for the quarter and $4.2 million year-to-date).  All other gross profit, net, increased $0.3 million and $0.2 million for the three and nine months ended September 30, 2011, respectively, from the comparable 2010 periods.

General and administrative expenses

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2011	2010	2011	2010
General and administrative expenses	$19,893	$27,868	$62,799	$65,732
As a percentage of net sales	13.9%	15.8%	16.6%	14.7%

General and administrative expenses decreased $8.0 million and $2.9 million for the three and nine months ended September 30, 2011, respectively, from the comparable 2010 periods.  The period-over-period decreases were primarily due to the $8.5 million charge during third quarter of 2010 for the estimated settlement cost of the federal shareholder class and derivative actions (See Note 10, Commitments and Contingencies, in the accompanying unaudited condensed consolidated financial statements) and partially offset by increased costs for business development (up $1.9 million for the quarter and $5.3 million year-to-date), reflecting increased bid and proposal preparation spending on new programs, including the Tactical Armoured Patrol Vehicle (TAPV), and the expansion of efforts to promote sales of our new and existing products in selected world-wide markets.  Additionally, our European operations incurred $1.3 million of increased costs during the nine months ended September 30, 2011 compared to the respective 2010 period in connection with the ramp-up of the Light Protected Patrol Vehicle (LPPV) program.  All other general and administrative expenses, net, decreased $1.4 million and $1.0 million for the three and nine months ended September 30, 2011, respectively, from the comparable 2010 periods.

Asset impairment expense

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Asset impairment expense	$—	$—	$3,200	$—
As a percentage of net sales	0.0%	0.0%	0.8%	0.0%

During the second quarter of 2011, we incurred a $3.2 million impairment charge related to our Roxboro, North Carolina training facility.  We are currently evaluating alternative uses for this facility.  See Note 4, Property and Equipment, in the accompanying unaudited condensed consolidated financial statements.

Research and development expenses

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Research and development expenses	$5,287	$7,314	$17,610	$17,445
As a percentage of net sales	3.7%	4.1%	4.7%	3.9%

Research and development expenses decreased by $2.0 million and increased by $0.2 million for the three and nine months ended September 30, 2011, respectively, over the comparable 2010 periods.  The period-over-period changes were primarily due to (1) a reduction in spending on the Ocelot program (down $2.2 million for the quarter and $4.5 million year-to-date) resulting from the timing of Ocelot product development activities, and (2) increased spending on vehicle system development programs for TAPV and JAMMA (up $1.1 million for the quarter and $6.1 million year-to-date).  Spending for all other development programs was down $0.9 million for the quarter and $1.4 million year-to-date.

Other (expense) income, net

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Other (expense) income, net	$(32)	$(187)	$(94)	$75
As a percentage of net sales	(0.0)%	(0.1)%	(0.0)%	0.0%

Other expense, net decreased by $0.2 million and increased $0.2 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods for 2010, mostly due to the break-even results and $0.2 million loss on our joint venture, Integrated Survivability Technologies Limited (IST), for the three and nine months ended September 30, 2011, respectively, compared to the $0.2 million loss and break-even results for the three and the nine months ended September 30, 2010.

Interest expense, net

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Interest expense, net	$(27)	$(22)	$(82)	$(216)
As a percentage of net sales	(0.0)%	(0.0)%	(0.0)%	(0.0)%

Interest expense, net was relatively flat for the three months ended September 30, 2011 compared to the same period for 2010.  This item for the nine months ended September 30, 2011, as compared to the same period for 2010, decreased by $0.1 million as a result of lower line of credit fees and amortization of loan renewal fees.

Income tax (expense) benefit

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Income tax (expense) benefit	$(2,174)	$(48)	$6,596	$(3,279)
As a percentage of net sales	(1.5)%	(0.0)%	1.7%	(0.7)%

Income tax expense increased $2.1 million and decreased $9.9 million for the three and nine months ended September 30, 2011, respectively, from the comparable 2010 periods.  The effective income tax rates for the three and nine months ended September 30, 2011 were approximately 32.4% and 38.1%, and were (2.7)% and 44.8% for the three and nine months ended September 30, 2010, respectively.  See Note 5, Income Taxes, in the accompanying unaudited condensed consolidated financial statements.

Net income (loss)

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Net income (loss)	$4,538	$(1,864)	$(10,688)	$4,049
Diluted earnings (loss) per share	$0.07	$(0.03)	$(0.16)	$0.06

Net income increased $6.4 million and decreased $14.7 million for the three and nine months ended September 30, 2011, respectively, from the comparable 2010 periods.  The $6.4 million increase for the three months ended September 30, 2011, as compared to the respective 2010 period, was primarily due to the $8.5 million charge for the estimated settlement cost of the federal shareholder class and derivative actions, which was incurred during the three months ended September 30, 2010.  See Note 10, Commitments and Contingencies, in the accompanying unaudited condensed consolidated financial statements.

The $14.7 million period-over-period decrease in net income for the nine months ended September 30, 2011 over the comparable period was due primarily to reduced revenue and lower gross margin percentages.

Backlog

The following table sets forth the number of vehicles included in our backlog as of September 30, 2011 and 2010.  The backlog shown in the following table is “funded” backlog, meaning that it reflects vehicles for which we have received orders and for which funding has been appropriated and authorized for expenditure by the applicable customers.  We cannot assure that we will deliver or sell all of the vehicles included in our backlog.  See Part I, Item 1A, Risk Factors, included in our Annual Report on Form 10-K for the year ended December 31, 2010 for additional information regarding our funded backlog.

	Vehicle Funded Backlog
	September 30,
	2011	2010
Buffalo	76	61
Ridgback	—	20
Mastiff	19	—
Wolfhound	—	4
Cougar (all other variants)	3	6
Foxhound	200	2
Total	298	93

As of September 30, 2011, we had approximately $652 million in total funded backlog for all our vehicles, products and services, as compared to approximately $423 million as of September 30, 2010.  This increase is primarily due to the contract that we entered into with the U.K. MoD in November 2010 for the production of 200 Foxhound vehicles for the LPPV program.

On October 31, 2011, we received a firm fixed price contract modification from the U.S. Army Contracting Command, with an approximate value of $185.9 million, for the purchase of an additional 167 Buffalo vehicles and 102 Buffalo armor kits.

Liquidity and Capital Resources

Our liquidity and available capital resources are impacted by operating, financing and investing activities.  Our principal sources of liquidity are cash on hand and cash from operations, primarily from contracts with the U.S. and foreign governments.

Sources and Uses of Cash

During the past several years, our cash requirements have been met primarily through cash flows provided by operations, and our funds have been used primarily to fund working capital requirements and make capital expenditures.  During the first nine months of 2011, we have also been using our funds to repurchase our common stock as authorized by our Board of Directors.  The following chart shows the cash flows provided by or used in operating, investing and financing activities for the nine months ended September 30, 2011 and 2010:

	For the nine months ended September 30,
(in thousands)	2011	2010
Net cash provided by (used in) operating activities	$4,192	$(27,889)
Net cash used in investing activities	(9,757)	(13,935)
Net cash (used in) provided by financing activities	(21,802)	28
Effect of exchange rate changes on cash	(700)	(20)
Decrease in cash and cash equivalents	$(28,067)	$(41,816)

As of September 30, 2011, we had $121.9 million of cash and cash equivalents, a decrease from $150.0 million as of December 31, 2010, and an increase from $105.4 million at September 30, 2010.

Cash Flows from Operating Activities

Net cash provided by operating activities increased by $32.1 million during the first nine months of 2011 compared with the first nine months of 2010.  Below are the significant changes in operating assets and liabilities for the first nine months of 2011:

Increases to Cash Flows from Operating Activities:

•                  a decrease in accounts receivable of $10.4 million primarily resulting from lower net sales during the three months ended September 30, 2011 compared to the three months ended December 31, 2010, and

•                  an increase in advance payments on contracts of $19.1 million primarily resulting from advance payments from the U.K. MoD in connection with the LPPV program.

Decreases to Cash Flows from Operating Activities:

•                  an increase in inventories of $25.0 million primarily resulting from $34.1 million of increased Foxhound-related materials and capitalized labor and overhead costs of our European operation for the LPPV program, which is scheduled to begin deliveries in the fourth quarter of 2011.  This increase is partially offset with a decrease in finished goods, primarily due to our Mastiff vehicles in-transit to IST as well as completed Buffalo vehicles and modernization kits that were not accepted by the customer until the first quarter of 2011, and

•                  an increase in other assets of $8.4 million primarily due to prepaid 2011 federal income taxes resulting from the second quarter 2011 loss, which we expect to apply to our projected tax obligation during the fourth quarter of 2011.

Cash Flows from Investing Activities

Net cash used in investing activities decreased by $4.2 million during the first nine months of 2011 compared with the first nine months of 2010 primarily due to the $2.5 million decrease in capital expenditures during the nine months ended September 30, 2011 as compared to the respective 2010 period, in addition to the $1.7 million purchase of JAMMA assets, which occurred in the first nine months of 2010.

Cash Flows from Financing Activities

Net cash used in financing activities increased by $21.8 million during the first nine months of 2011 compared with the first nine months of 2010 primarily due to $22.0 million of treasury stock purchases during the first nine months of 2011.  On August 4, 2011, the Company announced that its Board of Directors authorized the Company to repurchase up to $10 million of its common stock.  This amount is in addition to the $20 million authorization announced by the Company on March 9, 2011.  The repurchase program calls for shares to be purchased in the open market or in private transactions.  The Company may suspend or discontinue the program at any time.  The Company may repurchase shares from time to time depending upon market conditions, the market price of the Company’s common stock, and management’s assessment of liquidity and cash flow needs.

Current Liquidity and Capital Resources

Our cash and cash equivalents as of September 30, 2011 were held for working capital purposes and were invested primarily in short-term U.S. Treasury bills and money market funds.  We do not enter into investments for trading or speculative purposes.

During 2010, capital expenditures were $16.2 million, mostly due to outlays made for a corporate office building and associated land, demonstration vehicles, Foxhound tooling, certain leasehold improvements and computer equipment and software.  During the first nine months of 2011, capital expenditures were $9.8 million, primarily due to upgrades of our information technology infrastructure as well as Foxhound tooling.  We do not expect any individually significant capital expenditures in 2011.  Further, we expect total capital expenditures for 2011 will be between $13 million and $14 million.

In addition, we have available to us a $40 million revolving line of credit, which allows us to designate up to

$5.0 million for letters of credit against this line of credit.  There were no borrowings outstanding under the facility as of September 30, 2011 or December 31, 2010.  On July 23, 2010, we obtained a letter of credit in the amount of $3.3 million Australian dollars for the performance of our obligations under a contract for the Protected Mobility Vehicle-Light program (Land 121).  This letter of credit has lowered the availability under our line of credit to approximately $36.8 million as of September 30, 2011.  Our total borrowing capacity under the line of credit is also limited to a multiple of the sum of our net income, interest expense, income taxes, depreciation and amortization (EBITDA) as calculated quarterly on a rolling four quarters basis.  This maximum leverage ratio limitation did not impact the amount of availability under our line of credit as of September 30, 2011.  Borrowings under the line of credit bear a floating interest rate per annum on any principal borrowings equal to the LIBOR rate plus a spread.  The bank’s obligation to make loans under the line of credit is subject to, among other things, our compliance with various covenants, including the aforementioned maximum leverage ratio.  As of September 30, 2011 and December 31, 2010, we were in compliance with all of our revolving line of credit covenants.  Our line of credit expires on April 30, 2012.  After that time, we expect that we may need to obtain additional sources of capital, which may include borrowings or the issuance of debt or equity securities, including common stock, and there can be no assurance that such financing will be available to us when we need it or, if available, that the terms of any such financing will be satisfactory to us and not dilutive to our shareholders.  Any failure to obtain necessary capital as and when required could have a material adverse effect on our business, prospects, consolidated financial position, results of operations or cash flows.

Management believes that liquidity and capital resources are adequate for the remainder of 2011 and 2012.

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

As of September 30, 2011, we did not have any material obligations under certain guarantee contracts as referenced above.

As of September 30, 2011, we did not have any retained or contingent interests in assets as defined above.

As of September 30, 2011, we held derivative financial instruments with respect to our currency hedging activities, as defined by FASB ASC Topic 815, “Derivatives and Hedging.”  These derivatives consisted of forward exchange contracts used in connection with our currency risk hedging activities.  See Note 8, Derivative Instruments and Hedging Activities, to the unaudited condensed consolidated financial statements.

As of September 30, 2011, we did not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of September 30, 2011 and December 31, 2010, we were not involved in any unconsolidated SPE transactions.

Contractual Obligations

We have future obligations under various contracts relating to operating leases and purchase obligations.  During the nine months ended September 30, 2011, there were no significant changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2010, except that our purchase obligations increased to $312.8 million as of September 30, 2011, from $155.1 million as of December 31, 2010.  This increase was primarily due to production parts committed to produce the Foxhound vehicles and the contracted Independent Suspension System modernization kits.

Critical Accounting Policies and Estimates

For the quarterly period ended September 30, 2011, the only material change to the Company’s critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, and filed with the SEC on March 9, 2011, was the addition of derivative and hedging activities, which was first implemented by the Company during the second quarter of 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Prices

We are subject to market risk from changes in commodity prices primarily on long-term fixed-price contracts.  As a result, if the cost of our raw materials increases, our profitability, if any, could decrease.  Historically, we have not entered into any material commodity hedging contracts but we may do so in the future as circumstances warrant.  As of September 30, 2011 and December 31, 2010, we did not have any derivative financial instruments outstanding related to commodity price risk.

Foreign Currency

Our foreign currency exchange rate risk relates to receipts from customers, payments to suppliers, and inter-company transactions denominated in foreign currencies.  We may periodically enter into derivative financial instruments, principally foreign currency forward purchase and sale contracts.  These instruments are designed to minimize our risk by fixing, or limiting the adverse impact on, the amount of firmly committed and forecasted foreign currency denominated receipts, payments, and inter-company transactions.  We do not enter into derivative financial instruments for speculative purposes.  As of December 31, 2010, we did not have any derivative financial instruments outstanding related to foreign currency risk.  As of September 30, 2011, we held derivative financial instruments related to foreign currency risk (See Note 8, Derivative Instruments and Hedging Activities, to the unaudited condensed consolidated financial statements).

Interest Rates

Our current line of credit financing arrangement is at a variable rate and is subject to interest rate risk.  As of September 30, 2011 and December 31, 2010, we did not have any borrowings under the arrangement, and as a result, we are not directly at risk of interest rate fluctuations.  As our financing needs change in the future, interest rate risk may become a more significant issue for us.

Investments

Our investment policy allows for the purchase of U.S. Treasury Bills and investment-grade money market funds with maturities of three months or less.  We may also maintain amounts on deposits with various financial institutions, which may at times, exceed insured limits.  As of September 30, 2011 and December 31, 2010, we did not have material gains or losses due to changes in interest rates or market values.

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

Our management, at the direction of our chairman, chief executive officer and president (our principal executive officer)  and chief financial officer (our principal financial and accounting officer), performed an evaluation of the effectiveness and design of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of September 30, 2011.  Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of September 30, 2011, Force Protection’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Between March 27, 2008 and September 24, 2010, a series of related shareholder derivative actions were filed in both state and federal courts against certain of our former and current directors and officers alleging that the individual defendants breached fiduciary duties, abused control, engaged in gross mismanagement, wasted corporate assets, engaged in improper insider trading, and were unjustly enriched.  Recovery is sought for the benefit of the Company, which has been named a nominal defendant in each derivative action.  Four derivative actions pending in the U. S. District Court for the District of South Carolina, Charleston Division, were consolidated on March 31, 2009, under the caption In Re Force Protection, Inc. Derivative Litigation, Action No.2:08-cv-01907-CWH (Federal Derivative Action).  An agreement to settle the Federal Derivative Action (but not the state court proceedings) was preliminarily approved by the federal court on October 5, 2010.  This settlement provides that the Company will adopt certain corporate governance practices, receive a payment of $2.25 million from insurance, and pay plaintiffs’ attorney’s fees and expenses in an amount not to exceed $2.3 million.  The federal court held hearings on December 13, 2010 and September 13, 2011 to determine whether it should grant final approval to the Federal Derivative Action settlement, but the court has not yet issued an order concerning final approval.  The state court actions pending in South Carolina were consolidated on May 18, 2009.  Those actions have been stayed pending a ruling from the federal court regarding final approval of the Federal Derivative Action settlement.  Another substantially identical derivative action was filed in the state court of Nevada in September 2010.  The Company and the individual defendants have filed motions to dismiss the Nevada state court complaint.  Those motions are pending.

Neither the Company nor any of its present and former directors and officers has admitted any wrongdoing or liability in connection with these settlements. Additionally, each settlement provides that the parties have reached a mutually agreeable resolution of the case to avoid protracted and expensive litigation, including the outcome and risks associated with proceeding.

Other Disputes

A total of 84 complaints from current and former employees are currently pending with the EEOC, alleging, among other things, race and/or gender discrimination.  A majority of the complaints have been pending since 2007.  In July 2011, the EEOC notified the Company that it believes there is evidence to support 78 of these charges and other allegations of discrimination, and has requested that the Company participate in conciliation.  The Company does not agree with the EEOC’s position and is currently in the conciliation process.

On June 26, 2009, a temporary independent contractor whose services we terminated in 2007 filed a complaint against the Company in the U.S. District Court for the District of South Carolina, Charleston Division, as Civil Action No. 2:09cv1708-DCN-BM, which alleges a violation under the employee protection provisions of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002, 18 U.S.C. §1514A.; a violation of the anti-retaliation provision of the False Claims Act, 31 U.S.C. §3730(h); and a state common-law whistleblower claim.  The former independent contractor alleges that we terminated his engagement in retaliation for his allegation of certain corporate governance, government contracting, accounting and other irregularities.  On June 27, 2011, the court granted the motion of Force Protection Industries, Inc. to dismiss the state common-law whistleblower claim, and that claim has now been dismissed.  On July 19, 2011, the court granted the motion of Force Protection Industries, Inc. to dismiss the individual defendants without prejudice.  On September 7, 2011 the parties entered into a settlement agreement and on September 8, 2011 the lawsuit was dismissed with prejudice.  This settlement did not have a material impact on our financial condition, results of operations or cash flows.

On October 25, 2011, a new lawsuit was filed, but not served, against the Company in the Court of Common Pleas of Edgefield, South Carolina by seventeen plaintiffs who own property adjoining or close to our Edgefield, South Carolina blast range alleging negligence, trespass, nuisance, and strict liability. The plaintiffs seek unspecified actual damages and punitive damages as may be determined by the jury, interest, costs and such further relief as the Court and jury may deem proper.  The nuisance cause of action alleges that the Company should be enjoined from any further testing that involves the use of explosives.  We are currently evaluating the lawsuit.

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

Item 1A. Risk Factors

In addition to the information set forth below and other information set forth in this Quarterly Report on

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

If we fail to meet quality or delivery expectations of our customers, then our business and financial results may be adversely affected.

Our customers expect the on-time delivery of quality vehicles and products. In the past we have experienced some defects in our vehicles and products, and may experience such defects in the future.  Such defects could result in delays in shipping and sales, and additional expenses associated with rework or concessions.  Real or perceived defects in our vehicles and products may result in loss of sales, delays in acceptance, injury to our reputation and increased costs, which could reduce our sales and profit.  If we fail to meet these customer expectations, then our business and financial results may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth purchases of our common stock for the three months ended September 30, 2011:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2011 — July 30, 2011

(1) July 1, 2011 — July 30, 2011	546,089	$4.85	546,089	$12,997,896

(2) July 1, 2011 — July 30, 2011	—	—		—

August 1, 2011 — August 31, 2011

(1) August 1, 2011 — August 31, 2011	1,938,581	$3.84	1,938,581	$15,561,690

(2) August 1, 2011 — August 31, 2011	—	—	—	—

September 1, 2011 — September 30, 2011

(1) September 1, 2011 — September 30, 2011	1,935,024	$3.92	1,935,024	$7,968,462

(2) September 1, 2011 — September 30, 2011	1,673	$3.85	—	—

(1)  On August 4, 2011, the Company announced that its Board of Directors had authorized the Company to repurchase up to $10 million of its common stock.  This amount was in addition to the $20 million authorization announced by the Company on March 9, 2011.  The repurchase program calls for shares to be purchased in the open market or in private transactions from time to time depending upon market conditions, the market price of the Company’s common stock, and management’s assessment of liquidity and cash flow needs.  Pursuant to its terms, the program can be terminated or suspended at any time. Under this program, 4,419,694 of treasury shares were repurchased during the third quarter of 2011 at a cost of $17.7 million.

(2)  In order to comply with the minimum statutory federal and state tax withholding including Social Security and Medicare, employees are permitted to surrender shares of common stock to the Company to satisfy these withholding obligations.  During the third quarter of 2011, the Company repurchased 1,673 shares for this purpose.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

On November 7, 2011, Force Protection, Inc., a Nevada corporation (“Force Protection”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among General Dynamics Corporation, a Delaware corporation (NYSE: GD) (“Parent”) and its wholly owned subsidiary, Falcon Acquisition Corp., a Nevada corporation (“Purchaser”).

Pursuant to the Merger Agreement, Parent has agreed to cause Purchaser to commence, as promptly as practicable (and in any event on or before the close of business on November 18, 2011), a tender offer (the “Offer”) to acquire all of the shares of common stock, par value $0.001 per share, of Force Protection (the “Shares”) that are outstanding at a price of $5.52 per Share, net to the holder thereof in cash without interest (the “Offer Price”).  Subject to satisfaction or waiver of certain conditions set forth in the Merger Agreement, Purchaser will merge with and into Force Protection, with Force Protection surviving as a wholly-owned subsidiary of Parent (the “Merger”).  At the effective time of the Merger (the “Effective Time”), each Share outstanding immediately prior to the Effective Time (except any dissenting shares, treasury shares and restricted shares issued under Force Protection incentive plans) will be converted into the right to receive an amount in cash equal to the Offer Price.

In the Merger Agreement, Force Protection has granted to Purchaser an option (the “Top-Up Option”) to purchase from Force Protection, at a price per share equal to the Offer Price, that number of Shares equal to the lowest number of Shares that, when added to the number of Shares held by Parent and Purchaser at the time of such exercise, would constitute one share more than of 90% of all Shares (on a fully diluted basis).

The consummation of the transaction is conditioned on: (a) in the case of the Offer, there having been tendered (and not withdrawn) that number of Shares that when added to the number of Shares owned by Parent and its affiliates (i) would represent a majority of all Shares (on a fully diluted basis) and (ii) would represent, when added to the number of Shares authorized and available for issuance in connection with the Top-Up Option, one share more than 90% of the Shares (on a fully diluted basis), (b) if required, receipt of approval of the stockholders of Force Protection, (c) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, (d) the absence of a Material Adverse Effect (as defined in the Merger Agreement) relating to Force Protection, and (e) other customary conditions.  Upon consummation of the earlier of the Offer and the Merger, each stock option and restricted share award granted under Force Protection incentive plans and outstanding immediately prior thereto shall be cancelled and, subject to certain conditions, converted into the right to receive cash based on the Offer Price.

Until the termination of the Agreement or the Effective Time of the Merger, Force Protection has agreed to operate its business in the ordinary course, consistent with past practice in all material respects, and has agreed to certain interim operating covenants set forth in the Merger Agreement.  These include, among other things, restrictions on capital expenditures, investments and entering into any new financing arrangements.  Force Protection has also agreed to certain restrictions with respect to Force Protection’s ability to discuss other acquisition proposals with third parties.  The Merger Agreement also includes customary termination provisions for both Force Protection and Purchaser, and provides that, in connection with the termination of the Merger Agreement in specific circumstances, Force Protection may be required to pay Purchaser a termination fee of $10.0 million and up to $2.0 million in expenses.

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

NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger, filed as Exhibit 2.1 to the Company’s Annual Report on Form 10-K filed September 15, 2008, is hereby incorporated by reference.

3.1	Restated Articles of Incorporation, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed May 11, 2009, is hereby incorporated by reference.

3.2	Certificate of Amendment to Articles of Incorporation, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 26, 2008, is hereby incorporated by reference.

3.3	Certificate of Correction to Restated Articles of Incorporation, filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed May 11, 2009, is hereby incorporated by reference.

3.4	Second Amended and Restated By-Laws of the Company, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 26, 2008, is hereby incorporated by reference.

NUMBER	DESCRIPTION

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Schema.*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Label Linkbase Document.*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

(Exhibits marked with a (†) are filed electronically herewith.)

(Exhibits marked with an asterisk (*) are interactive data files and are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORCE PROTECTION, INC. (Registrant)

Date: November 7, 2011	By:	/s/ MICHAEL MOODY
		Name:	Michael Moody
		Title:	Chairman, Chief Executive Officer and President (principal executive officer)

Date: November 7, 2011	By:	/s/ CHARLES MATHIS
		Name:	Charles Mathis
		Title:	Chief Financial Officer
(principal financial and accounting officer)