Form 10-K/A
period 2010-12-31
FORCE PROTECTION INC
filed 2012-03-16
CIK 1032863

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

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

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒    No ☐

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

        In this Amendment No. 1 to the Annual Report on Form 10-K, and unless the context otherwise requires, the terms "Company," "we," "our" and "us" refer to Force Protection, Inc. and its subsidiaries.

EXPLANATORY NOTE

        We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2010, as originally filed with the SEC on March 9, 2011 (the "Original 10-K"), to amend Exhibit 10.79 to update the paragraph numbering in the exhibit and to include all attachments to the exhibit as well as certain information that had been previously omitted pursuant to a request for confidential treatment. Accordingly, Exhibit 10.79 is hereby amended and restated in its entirety.

        In addition, we are filing or furnishing, as indicated in this Form 10-K/A, as exhibits certain currently dated certifications.

        Except as described above, this amendment does not amend, update or change the financial statements of the Company or any other items or disclosures contained in the Original 10-K and does not otherwise reflect events occurring after the original filing date of the Original 10-K.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

NUMBER	DESCRIPTION
10.36	Delivery Order No. 7 under Contract No. M67854-07-D-5031 with the United States Marine Corps Systems Command, dated December 18, 2007 (incorporated by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K filed September 15, 2008)**
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
10.79	Agreement dated November 29, 2010 between Force Protection Europe Limited and the United Kingdom Ministry of Defence†**
14.1	Code of Conduct and Ethics of Force Protection, Inc. (incorporated by reference to Exhibit 14.1 to the Company's Current Report on Form 8-K filed March 5, 2010)
21.1	Subsidiaries of the Registrant
23.1	Consent of Grant Thornton LLP
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

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

FORCE PROTECTION INC. (Registrant)
Date: March 16, 2012	By:	/s/ MARK C. ROUALET
		Name:	Mark C. Roualet
		Title:	President (Principal Executive Officer)

QuickLinks

PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
EXHIBIT INDEX
SIGNATURES