Form 10-Q/A
period 2011-07-30
FORCE PROTECTION INC
filed 2013-02-25
CIK 1032863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(AMENDMENT NO. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-33253

FORCE PROTECTION, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	84-1383888
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1520 Old Trolley Road
Summerville, South Carolina	29485
(Address of Registrant’s Principal Executive Offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes  ☒  No

The registrant had 70,059,427 shares of common stock outstanding as of July 22, 2011.

In this Amendment No. 1 to the Quarterly Report on Form 10-Q, and unless the context otherwise requires, the terms “Company,” “we,” “our” and “us” refer to Force Protection, Inc. and its subsidiaries.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, as originally filed with the SEC on August 4, 2011 (the “Original 10-Q”), to amend Exhibit 10.1 to indicate that portions of the attachments have been redacted pursuant to a confidential treatment request.  Accordingly, Exhibit 10.1 is hereby amended and restated in its entirety.

In addition, we are filing or furnishing, as indicated in this Form 10-Q/A, as exhibits certain currently dated certifications.

Except as described above, this amendment does not amend, update or change the financial statements of the Company or any other items or disclosures contained in the Original 10-Q and does not otherwise reflect events occurring after the original filing date of the Original 10-Q.

Since the filing of the Original 10-Q, the Company was acquired by General Dynamics Corporation, a Delaware corporation (“Parent”) on December 19, 2011 pursuant to the Agreement and Plan of Merger, as amended, dated as of November 7, 2011, by and among Parent, Falcon Acquisition Corp., a Nevada corporation and a wholly-owned subsidiary of Parent (“Merger Sub”) and the Company, whereby the Merger Sub merged with and into the Company, with the Company continuing as the surviving corporation and as a wholly-owned subsidiary of Parent (the “Merger”). As a result of the Merger, on January 18, 2012 the Company terminated the registration of its securities under the Securities Exchange Act of 1934.

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

10.2

Subcontract, dated April 21, 2011, among Force Protection Industries, Inc. and Integrated Survivability Technologies Limited filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2011, is hereby incorporated by reference. *

10.3

Severance Agreement, dated April 18, 2011 by and between the Company and Gregory T. Troy, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 22, 2011, is hereby incorporated by reference. **

10.4

Force Protection, Inc., Amended and Restated 2008 Stock Plan, effective April 22, 2011, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 25, 2011, is hereby incorporated by reference.**

10.5

Amendment of Solicitation/Modification of Contract under Contract No. M67854-07-D-5031 with the United States Marine Corps Systems Command, dated May 2, 2011 filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2011, is hereby incorporated by reference.

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

FORCE PROTECTION INC.
(Registrant)

Date: February 25, 2013	By:	/s/ Mark C. Roualet
		Name:	Mark C. Roualet
		Title:	President (Principal Executive Officer)